Form 10-K
period 2020-06-30
Axos Financial, Inc.
filed 2020-08-26
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based upon the closing sales price of the common stock on the New York Stock Exchange of $30.28 on December 31, 2019 was $1,324,480,387.
The number of shares of the registrant’s common stock outstanding as of August 21, 2020 was 59,506,619.
__________________________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III.

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
Forward-looking statements are subject to significant business, economic and competitive risks, uncertainties and contingencies, many of which are difficult to predict and beyond the control of Axos or the Bank, which could cause our actual results to differ materially from the results expressed or implied in such forward-looking statements. These and other risks, uncertainties and contingencies are described in this Annual Report on Form 10-K, including under “Item 1A. Risk Factors”, and the Company’s other reports filed with the Securities and Exchange Commission (the “SEC”) from time to time, including but are not limited to the following:

•	Changes in interest rates;

•	General economic and market conditions, including the risk of a significant and/or prolonged economic downturn;

•	Uncertainties surrounding the severity, duration, and effects of the novel coronavirus (“COVID-19”) pandemic;

•	The soundness of other financial institutions;

•	Changes in regulation or regulatory oversight, accounting rules, and laws, including tax laws;

•	Changes to our size and structure;

•	Policies and regulations enacted by the Consumer Financial Protection Bureau;

•	Changes in United States trade policies;

•	Replacement of the LIBOR benchmark interest rate;

•	Changes in real estate values;

•	Possible defaults on our mortgage loans;

•	Mortgage buying activity of Fannie Mae and Freddie Mac;

•	The adequacy of our allowance for loan and lease losses;

•	Changes in the value of goodwill and other intangible assets;

•	Our risk management processes and procedures effectiveness;

•	Our acquisition of a broker-dealer business and entry into the investment advisory business;

•	Our ability to acquire and integrate acquired companies;

•	Changes in our relationship with H&R Block, Inc. and the financial benefits of that relationship;

•	The outcome or impact of current or future litigation involving the Company;

•	Our ability to access the equity capital markets;

•	Access to adequate funding;

•	Our ability to manage our growth and deploy assets profitably;

•	Competition for customers from other banks and financial services companies;

•	Our ability to maintain and enhance our brand;

•	Reputational risk associated with any negative publicity;

•	Failure or circumvention of our controls and procedures;

•	A natural disaster, especially in California, acts of war or terrorism, civil unrest, public health issues, or other adverse external events;

•	Our ability to retain the services of key personnel and attract, hire and retain other skilled managers;

•	Possible exposure to environmental liability;

•	Our dependence on third-party service providers for core banking and securities transactions technology;

•	Privacy concerns relating to our technology that could damage our reputation or deter customers from using our products and services;

•	Risk of systems failure and disruptions to operations;

•	Breach of information security measures and cybersecurity attacks; and

•	Our reliance on continued and unimpeded access to the internet.

i

The forward-looking statements contained in this Annual Report on Form 10-K are made on the basis of the views and assumptions of management regarding future events and business performance as of the date this Annual Report on Form 10-K is filed with the SEC. We do not undertake any obligation to update these statements to reflect events or circumstances occurring after the date this report is filed.

i

PART I

ITEM 1. BUSINESS
Overview
Axos Financial, Inc. is a financial holding company, a diversified financial services company with over $13.9 billion in assets that provides banking and securities products and services to its customers through its online and low-cost distribution channels and affinity partners. Axos Bank has deposit and loan customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and selected specialty finance receivables. The Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. Our securities products and services are offered through Axos Clearing LLC (“Axos Clearing”), acquired on January 28, 2019 and Axos Invest, Inc. (“Axos Invest”), acquired on February 26, 2019, which generate interest and fee income by providing comprehensive securities clearing services to introducing broker-dealers and registered investment advisor correspondents and digital investment advisory services to retail investors, respectively. Axos Clearing is a clearing broker-dealer registered with the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”). Axos Invest is a Registered Investment Advisor under the Investment Advisers Act of 1940, that is registered with the SEC. Axos Invest LLC, an introducing broker-dealer that is registered with the SEC and FINRA was acquired together with Axos Invest on February 26, 2019. Axos Financial, Inc.’s common stock is listed on the New York Stock Exchange and is a component of the Russell 2000® Index and the S&P SmallCap 600® Index.
At June 30, 2020, we had total assets of $13,851.9 million, loans of $10,727.9 million, investment securities of $187.7 million, total deposits of $11,336.7 million and borrowings of $478.3 million. Because we do not incur the significantly higher fixed operating costs inherent in a branch-based distribution system, we are able to rapidly grow our deposits and assets by providing a better value to our customers and by expanding our low-cost distribution channels.
Our business strategy is to grow our loan and lease originations and our deposits to achieve increased economies of scale and reduce the cost of products and services to our customers by leveraging our distribution channels and technology. We have designed our online banking platform and our workflow processes to handle traditional banking functions with elimination of duplicate and unnecessary paperwork and human intervention. Our Bank’s charter allows us to conduct banking operations in all fifty states, and our online presence allows us increased flexibility to target a large number of loan and deposit customers based on demographics, geography and service needs. Our low-cost distribution channels provide opportunities to increase our core deposits and increase our loan originations by attracting new customers and developing new and innovative products and services. Our securities clearing and custody and digital wealth management platforms provide a comprehensive set of technology, clearing, cash management and lending services targeted at independent registered investment advisors and introducing broker-dealers, principals and clients of advisory firms and individuals not affiliated with an investment advisor. We plan to integrate our clearing and wealth management platforms with our banking platform to create an easy to use platform for customers’ banking and investing needs. Over time we expect our Securities Business to generate additional low-cost deposits, which would be available to fund the Banking Business.
Our long-term business plan includes the following principal objectives:

•	Maintain an annualized return on average common stockholders’ equity of 17.0% or better;

•	Annually increase average interest-earning assets by 12% or more; and

•	Maintain an annualized efficiency ratio at the Bank to a level 40% or lower.

Segment Information
We operate through two operating segments: Banking Business and Securities Business.
The Banking Business includes a broad range of banking services including online banking, concierge banking, and mortgage, vehicle and unsecured lending through online and telephonic distribution channels to serve the needs of consumers and small businesses nationally. In addition, the Banking Business focuses on providing deposit products nationwide to industry verticals (e.g., Title and Escrow), cash management products to a variety of businesses, and commercial & industrial and commercial real estate lending to clients. The Banking Business also includes a bankruptcy trustee and fiduciary service that provides specialized software and consulting services to Chapter 7 bankruptcy and non-Chapter 7 trustees and fiduciaries.
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
BANKING BUSINESS
We distribute our deposit products through a wide range of retail distribution channels, and our deposits consist of demand, savings and time deposits accounts. We distribute our loan products through our retail, correspondent and wholesale channels, and the loans we retain are primarily first mortgages secured by single family real property and by multifamily real property as well as commercial & industrial loans to businesses. Our securities consist of mortgage pass-through securities issued by government-sponsored entities, non-agency collateralized mortgage obligations, and asset-backed securities issued by private sponsors. We believe our flexibility to adjust our asset generation channels has been a competitive advantage allowing us to avoid markets and products where credit fundamentals are poor or rewards are not sufficient to support our required return on equity.
Our distribution channels for our bank deposit and lending products include:

•	Multiple national online banking brands with tailored products targeted to specific consumer segments;

•	Affinity groups where we gain access to the affinity group’s members, and our exclusive relationships with financial advisory firms;

•	A commercial banking division focused on providing deposit products and loans to specific nationwide industry verticals (e.g., Homeowners’ Associations) and small and medium size businesses;

•	A commission-based lending sales force that operates from home offices focusing primarily on the origination of single family and multifamily mortgage loans;

•	A commission-based lending sales force that operates from our San Diego office focusing on commercial and industrial loans to businesses;

•	A commission-based leasing sales force that operates from our Salt Lake City office focusing on commercial and industrial leases to businesses;

•	A bankruptcy and non-bankruptcy trustee and fiduciary services team that operates from our Kansas City office focusing on specialized software and consulting services that provide deposits; and

•	Inside sales teams that originate loans and deposits from self-generated leads, third-party purchase leads, and from our retention and cross-sell of our existing customer base.

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
We originate fixed and adjustable rate prime residential mortgage loans using a paperless loan origination system and centralized underwriting and closing process. Many of our loans have initial fixed rate periods (three, five or seven years) before starting a regular adjustment period (annually, semi-annually or monthly) as well as, interest rate floors, ceilings and rate change caps. We warehouse our mortgage banking loans and sell to investors prime conforming and jumbo residential mortgage loans. Our mortgage servicing business includes collecting loan payments, applying principal and interest payments to the loan balance, managing escrow funds for the payment of mortgage-related expenses, such as taxes and insurance, responding to customer inquiries, counseling delinquent mortgagors and supervising foreclosures.
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
We divide our multifamily residential mortgage portfolio between the loans we retain and the loans we sell. Our mortgage banking business includes gains from those multifamily mortgage loans we sell. Our loan portfolio generates interest income and fees from the loans we retain.
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
Commercial Real Estate Secured and Commercial Lending
Our commercial real estate-secured lending consists of mortgages secured by first liens on commercial real estate. We originate adjustable rate small balance commercial real estate loans with interest rates that adjust based on U.S. Treasury security yields and LIBOR. Many of our loans have initial fixed rate periods (three, five or seven years) before starting a regular adjustment period (annually, semi-annually or monthly) as well as prepayment protection clauses, interest rate floors, ceilings and rate change caps.
Our commercial and industrial (“C&I”) lending is primarily comprised of real estate-backed and asset-backed loans and leases to businesses and non-bank lenders. We started our C&I lending in 2010 with a focus on business cash flow lending and have subsequently moved to providing financing to non-bank lenders that originate lending products secured by residential and commercial real estate assets. Our C&I lending has also expanded to other specialty commercial real estate lending types, as well as to other asset-based lending secured by non-real estate-related collateral.
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
We are also responsible for the primary oversight and control of a refund transfer program (“Refund Advance”) under an agreement with Emerald Financial Services, LLC (“EFS”), a wholly owned subsidiary of H&R Block, Inc. (“H&R Block”). Under this program, the Bank opens a temporary bank account for each H&R Block customer who is receiving an income tax refund and elects to defer payment of his or her tax preparations fees. After the Internal Revenue Service and any state income tax authorities transfer the refund into the customer’s account, the net funds are transferred to the customer and the temporary deposit account is closed. We earn a fixed fee paid by H&R Block for each of the H&R Block customers electing a refund transfer.
For the quarter ended December 31, 2019, our assets exceeded $10 billion. As a result, we are no longer exempt from the provisions of the Dodd-Frank Act limiting debit card interchange fees known as the “Durbin Amendment”. Effective July 1, 2020, the Bank is required to limit the amount of interchange fees it is able to charge. In response, the Bank has engaged with its Program Managers regarding termination of and transition from programs using interchange fees. See Risk Factors - “Recent changes to our size and structure will subject us to additional regulation, increased supervision and increased costs” for a discussion of the risks associated with the future of our relationship with H&R Block.
Automobile Lending
Our automobile lending division originates prime loans to customers secured by new and used automobiles (“autos”). In 2015 we added systems and personnel to increase our auto lending portfolio. We distribute our auto loan products through direct and indirect channels, hold all of the auto loans that we originate and perform the loan servicing functions for these loans. Our loans carry a fixed interest rate for periods ranging from three to eight years and generate interest income and fees.

Other Consumer and Business Lending
We originate fixed rate term unsecured loans to individual borrowers in all fifty states. We offer loans between $5,000 and $35,000 with terms of twelve, twenty-four, thirty-six, forty-eight and sixty months to well qualified borrowers. From program inception until December 2018 our minimum credit score was 680. We increased our minimum credit score to 700 in January 2019 and again to 720 in May 2020. All applicants apply digitally and are required to supply proof of income, identity and bank account documentation. One hundred percent of loans are manually underwritten by a seasoned underwriter with a telephone interview conducted in respect of every approved loan prior to funding. We source our unsecured loans through existing bank customers, lead aggregators and additional marketing efforts.
Through our strategic partnerships division, our Bank establishes contractual relationships with third-party service providers (“Program Managers”) possessing demonstrated expertise in managing programs involving marketing and processing financial products such as credit, debit, and prepaid cards, and small business and consumer loans. These relationships include our relationships with H&R Block and BFS Capital, among others. As delineated by the related contracts, a Program Manager provides program management services in its areas of expertise subject to our Bank’s continuing control and active supervision of the subject program. Underwriting standards and credit decisioning remain with our Bank in all cases. Each of these relationships is designed to allow our Bank to leverage the Program Manager’s knowledge and experience to distribute program-related financial products to a broad base of customers. With respect to credit products, our Bank generally originates the resulting receivable for sale, but may, in its discretion, retain such receivable. Our Bank performs extensive due diligence with respect to each Program Manager and program, and maintains a regimen of comprehensive risk management and strict compliance oversight with respect to all programs. Under agreements with EFS and H&R Block, our Bank uses our underwriting guidelines and credit policies to offer and fund unsecured lines of credit to consumers primarily through the H&R Block tax preparation offices and earns interest income and fee income. Our Bank retains 10% of these lines of credit and sells the remainder to H&R Block. Our Bank also originates or purchases interest-free loans to consumers that are offered primarily through H&R Block tax preparation offices. Our Bank has a limited guarantee from H&R Block that reduces our Bank’s credit exposure on these interest-free loans. Our Bank also provides overdraft lines of credit for our qualifying deposit customers with checking accounts. See Risk Factors - “Recent changes to our size and structure will subject us to additional regulation, increased supervision and increased costs” for a discussion of the risks associated with the future of our relationship with H&R Block.
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
Loan Portfolio Composition. The following table sets forth the composition of our loan and lease portfolio in amounts and percentages by type of loan at the end of each fiscal year-end for the last five years:

	At June 30,
	2020		2019		2018		2017		2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Single family real estate secured:
Mortgage	$4,244,563	39.7%	$4,281,080	45.3%	$4,170,755	49.0%	$3,885,730	52.2%	$3,664,991	57.2%
Warehouse	474,318	4.4%	301,999	3.2%	175,508	2.1%	187,034	2.5%	173,148	2.7%
Financing	682,477	6.4%	518,560	5.5%	267,069	3.1%	283,472	3.8%	380,565	6.0%
Multifamily real estate secured	2,303,216	21.5%	1,948,513	20.6%	1,800,919	21.1%	1,619,404	21.7%	1,373,216	21.4%
Commercial real estate secured	371,176	3.5%	326,154	3.4%	220,379	2.6%	162,715	2.2%	121,746	1.9%
Auto and RV secured	291,452	2.7%	290,894	3.1%	213,522	2.5%	154,246	2.1%	73,676	1.2%
Commercial & Industrial	2,094,322	19.5%	1,662,629	17.6%	1,483,978	17.4%	993,675	13.3%	514,300	8.0%
Other	241,918	2.3%	119,481	1.3%	185,556	2.2%	162,985	2.2%	100,817	1.6%
Total loans and leases held for investment	$10,703,442	100.0%	$9,449,310	100.0%	$8,517,686	100.0%	$7,449,261	100.0%	$6,402,459	100.0%
Allowance for loan and lease losses	(75,807)		(57,085)		(49,151)		(40,832)		(35,826)
Unamortized premiums/discounts, net of deferred loan fees	3,714		(10,101)		(36,246)		(33,936)		(11,954)
Net loans and leases held for investment	$10,631,349		$9,382,124		$8,432,289		$7,374,493		$6,354,679
The following table sets forth the amount of loans maturing in our total loans held for investment based on the contractual terms to maturity:

	Term to Contractual Maturity
(Dollars in thousands)	Less Than Three Months	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
June 30, 2020	$1,005,030	$898,548	$2,260,317	$6,539,547	$10,703,442

The following table sets forth the amount of our loans at June 30, 2020 that are due after June 30, 2021 and indicates whether they have fixed, floating or adjustable interest rates:

(Dollars in thousands)	Fixed	Floating or Adjustable[1]	Total
Single family real estate secured:
Mortgage	$100,209	$4,066,740	$4,166,949
Financing	31,051	389,137	420,188
Multifamily real estate secured	61,783	2,065,002	2,126,785
Commercial real estate secured	21,847	352,891	374,738
Auto and RV secured	291,004	14	291,018
Commercial & Industrial	273,401	934,340	1,207,741
Other	212,445	—	212,445
Total	$991,740	$7,808,124	$8,799,864
1 Included in this category are hybrid mortgages (e.g., 5/1 adjustable rate mortgages) that carry a fixed rate for an introductory term before transitioning to an adjustable rate.
Our mortgage loans are secured by properties primarily located in the western United States. The following table shows the largest states and regions ranked by location of these properties:

	At June 30, 2020
	Percentage of Loan Principal Secured by Real Estate Located in State or Region
		Single family
State or Region	Total Real Estate Mortgage Loans	Mortgage	Multifamily real estate secured	Commercial real estate secured
California—south[1]	55.31%	55.02%	56.74%	51.31%
California—north[2]	16.20%	14.76%	18.36%	21.73%
New York	11.83%	12.48%	10.40%	11.59%
Florida	5.10%	7.17%	1.17%	1.53%
Washington	1.25%	0.82%	1.97%	2.38%
Hawaii	1.22%	1.73%	0.25%	0.20%
Illinois	1.20%	0.31%	2.87%	2.84%
Arizona	1.10%	1.46%	0.51%	—%
Colorado	0.80%	0.53%	1.20%	1.91%
Nevada	0.83%	0.95%	0.53%	0.91%
All other states	5.16%	4.77%	6.00%	5.60%
	100.00%	100.00%	100.00%	100.00%
1 Consists of mortgage loans secured by real property in California with ZIP Code ranges from 90000 to 92999.
2 Consists of mortgage loans secured by real property in California with ZIP Code ranges from 93000 to 96999.
The ratio of the loan amount to the value of the property securing the loan is called the loan-to-value ratio (“LTV”). The following table shows the LTVs of our loan portfolio on weighted-average and median bases at June 30, 2020. The LTVs were calculated by dividing (a) the loan principal balance less principal repayments by (b) the appraisal value of the property securing the loan.

		Single family
	Total Real Estate Mortgage Loans	Mortgage	Multifamily real estate secured	Commercial real estate secured
Weighted Average LTV	55.70%	57.16%	53.65%	49.34%
Median LTV	55.00%	57.00%	50.00%	47.50%
1 Amounts represent combined LTV calculated by adding the current balances of both the first and second liens of the borrower and dividing that sum by an independent estimated value of the property at the time of origination.
Our effective weighted-average LTV of 56.62% for real estate mortgage loans originated during the fiscal year ended June 30, 2020 has resulted, and we believe will continue to result, in relatively low average loan defaults and favorable write-off experience.

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
Lending Limits. As a savings association, we are generally subject to the same lending limit rules applicable to national banks. With limited exceptions, the maximum amount that we may lend to any borrower, including related entities of the borrower, at any one time may not exceed 15% of our unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. See “Regulation of Banking Business - Loan-to-One Borrower Limitations” for further information. At June 30, 2020, the Bank’s loans-to-one-borrower limit was $173.4 million, based upon the 15% of unimpaired capital and surplus measurement. At June 30, 2020, our largest outstanding loan balance was $130.0 million.
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
Investment Securities Portfolio. We classify each investment security according to our intent to hold the security to maturity, trade the security at fair value or make the security available-for-sale. We invest available funds in government and high-grade non-agency securities. Our investment policy, as established by our Board of Directors, is designed to maintain liquidity and generate a favorable return on investment without incurring undue interest rate risk, credit risk or portfolio asset concentration risk. Under our investment policy, we are currently authorized to invest in agency mortgage-backed obligations issued or fully guaranteed by the United States government, non-agency asset-backed obligations, specific federal agency obligations, municipal obligations, specific time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, investment grade corporate debt securities and other specified investments. We also buy and sell securities to facilitate liquidity and to help manage our interest rate risk. During the quarter ended September 30, 2016, the Company elected to reclassify all of its held-to-maturity (“HTM”) securities to available-for-sale (“AFS”). At the time of reclassification, while the Company had the ability to hold those transferred securities to maturity and did not intend to sell the securities, the Company concluded that there were sufficient uncertainties associated with i) future fiscal and monetary policy resulting from domestic and international political changes, ii) future interpretations and applications of new accounting principles and regulatory guidance; iii) the pace of future market interest rate increases given that market interest rates remain at historical lows, all of which could, depending upon the outcomes, change the Company’s intent to hold its securities. Under Accounting Standards Codification 320-10 Investments-Debt Securities, there are very limited exceptions that allow an entity to reclassify or sell one or more securities from HTM and still use the HTM classification for any remaining securities. The Company concluded that such exceptions may not apply to all results and elected to reclassify all HTM securities to AFS understanding that such reclassification immediately eliminated the Company’s ability to use the HTM classification for its securities portfolio for a period of time not to be less than one year.
The following table sets forth the dollar amount of our securities portfolio by intent at the end of each of the last five fiscal years:

	Available-for-Sale	Held-to-maturity	Trading
(Dollars in thousands)	Fair Value	Carrying Amount	Fair Value	Total
Fiscal year end
June 30, 2020	$187,627	$—	$105	$187,732
June 30, 2019	227,513	—	—	227,513
June 30, 2018	180,305	—	—	180,305
June 30, 2017	264,470	—	8,327	272,797
June 30, 2016	265,447	199,174	7,584	472,205

The following table sets forth the expected maturity distribution of our mortgage-backed securities and the contractual maturity distribution of our Non-RMBS securities and the weighted-average yield for each range of maturities:

	At June 30, 2020
	Total Amount		Due Within One Year		Due After One but within Five Years		Due After Five but within Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]
Available-for-sale
Mortgage-backed securities:
Agency[2]	$16,192	2.14%	$2,511	2.12%	$7,450	2.16%	$3,426	2.14%	$2,805	2.12%
Non-Agency[3]	18,180	6.06%	2,480	6.14%	12,872	5.83%	2,482	6.52%	346	10.37%
Total Mortgage-Backed Securities	$34,372	4.21%	$4,991	4.12%	$20,322	4.49%	$5,908	3.98%	$3,151	3.03%
Non-RMBS
Agencies	$1,799	0.18%	$1,799	0.18%	$—	—%	$—	—%	$—	—%
Municipal	10,550	2.57%	5,007	1.25%	58	3.38%	768	4.16%	4,717	3.69%
Asset-backed securities and structured notes	141,338	4.80%	42,396	5.10%	98,942	4.66%	—	—%	—	—%
Total Non-RMBS	$153,687	4.59%	$49,202	4.53%	$99,000	4.66%	$768	4.16%	$4,717	3.69%
Available-for-sale—Amortized Cost	$188,059	4.52%	$54,193	4.49%	$119,322	4.63%	$6,676	4.00%	$7,868	3.43%
Available-for-sale—Fair Value	$187,627	4.52%	$54,668	4.49%	$118,285	4.63%	$6,764	4.00%	$7,910	3.43%
Total available-for-sale securities	$187,627	—%	$54,668	—%	$118,285	—%	$6,764	—%	$7,910	—%
1 Weighted-average yield is based on amortized cost of the securities. Residential mortgage-backed security yields and maturities include impact of expected prepayments and other timing factors such as interest rate forward curve. Yields presented in this table are adjusted for OTTI, which is non-accretable.
2 Includes securities guaranteed by Ginnie Mae, a U.S. government agency, and the government sponsored enterprises Fannie Mae and Freddie Mac.
3 Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities and secured by prime, Alt-A or pay-option ARM mortgages.
Our available-for-sale securities portfolio of $187.6 million at June 30, 2020 is composed of approximately 9.0% agency residential mortgage-backed securities (“RMBS”) and other debt securities issued by the government-sponsored enterprises primarily, Fannie Mae and Freddie Mac (each, a “GSE” and, together, the “GSEs”); 1% U.S. Treasury securities; 4.4% Alt-A, private-issue super senior, first-lien RMBS; 5.3% Pay-Option ARM, private-issue super senior first-lien RMBS; 5.5% Municipal securities and 74.8% asset-backed and whole business securities secured by consumer receivables. We had no commercial mortgage-backed securities (“CMBS”), sub-prime RMBS, or bank pooled trust preferred securities at June 30, 2020.

We manage the credit risk of our non-agency securities by purchasing those securities which we believe have the most favorable blend of historic credit performance and remaining credit enhancements including subordination, over collateralization, excess spread and purchase discounts. Substantially all of our non-agency RMBS are super senior tranches protected against realized loss by subordinated tranches. The amount of structural subordination available to protect each of our securities (expressed as a percentage of the current face value) is known as credit enhancement. At June 30, 2020, the weighted-average credit enhancement in our entire non-agency RMBS portfolio was 24.1%. The credit enhancement percentage and the ratings agency grade (e.g. “AA”) do not consider additional credit protection available to the Bank, if needed, from its purchase discount. All of the Bank’s non-agency RMBS purchases were at a discount to par and we do not solely rely upon nationally recognized statistical rating organizations (“NRSRO”) ratings when determining classification. This change in Bank policy was brought about by changes in regulatory stance regarding classification of securities as mandated by Congress under section 939A of the Dodd-Frank Act, which required any reference to, or reliance on, NRSROs to be removed when determining the creditworthiness of securities. We have experienced personnel monitor the performance and measure the security for impairment in accordance with regulatory guidance. As of June 30, 2020, none of our non-agency RMBS securities have been downgraded from investment grade at acquisition to below investment grade. See Management’s Discussion and Analysis—“Critical Accounting Policies—Securities.”
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
At June 30, 2020, we had $11,336.7 million in deposits of which $9,090.0 million, or 80.2% were demand and savings accounts and $2,246.7 million, or 19.8% were time deposits. We generate deposit customer relationships through our distribution channels including websites, sales teams, online advertising, print and digital advertising, financial advisory firms, affinity partnerships and lending businesses which generate escrow deposits and other operating funds. Our distribution channels include:

•
A commercial banking division, which focuses on providing deposit and treasury management solutions nationwide to targeted industry verticals through a dedicated team. The comprehensive suite of services offered through the commercial banking division include;

◦	Deposit and Liquidity Management: Analyzed Checking Accounts, Interest Checking Accounts, Money Market Accounts, Zero Balance Accounts, Insured Cash Sweep;

◦	Payables: ACH Origination, Wire Transfer, Commercial Check Printing, Business Bill Pay and Account Transfer;

◦	Receivables: Remote Deposit Capture, Mobile Deposit, Lockbox, Merchant Services, Online Payment Portal;

◦	Information Reporting and Reconciliation: Prior Day and Current Day Summary and Detail Reporting;

◦	Security and Fraud Prevention: Direct Link Security, Check Positive Pay, ACH Blocks and Filters; and

◦	API Capabilities: A growing suite of API-enabled provides an additional channel for clients to perform their banking activities.

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

•	A concierge banking offer serving the needs of high net worth individuals with premium products and dedicated service;

•	Financial advisory firms who introduce their clients to our deposit products through Axos Advisor;

•	A call center that opens accounts through self-generated internet leads, third-party purchased leads, partnerships, and our retention and cross-sell efforts to our existing customer base;

•	A full-service fiduciary team catered specifically to support bankruptcy and non-bankruptcy trustees and fiduciaries with their software and banking needs.
Our online consumer banking platform is full-featured requiring only single sign-in with quick and secure access to activity, statements and other features including:

◦	Purchase Rewards. Customers can earn cash back by using their VISA® Debit Card at select merchants;

◦	Mobile Banking. Customers can access with Touch ID on eligible devices, review account balances, transfer funds, deposit checks and pay bills from the convenience of their mobile phone;

◦	Mobile Deposit. Customers can instantly deposit checks from their smart phones using our Mobile App;

◦	Online Bill Payment Service. Customers can automatically pay their bills online from their account;

◦	Peer to Peer payments. Customers can securely send money via email or text messaging through this service;

◦	My Deposit. Customers can scan checks with this remote deposit solution from their home computers. Scanned images will be electronically transmitted for deposit directly to their account;

◦	Text Message Banking. Customers can view their account balances, transaction history, and transfer funds between their accounts via these text message commands from their mobile phones;

◦
Unlimited ATM reimbursements. With certain checking accounts, Customers are reimbursed for any fees incurred using an ATM (excludes international ATM transactions). This gives them access to any ATM in the nation, for free;

◦	Secure Email and chatbot. Customers can use our chatbot and send or receive secure emails from our customer service department without concern for the security of their information;

◦	InterBank Transfer. Customers can transfer money to their accounts at other financial institutions from their online banking platform;

◦
VISA® Debit Cards or ATM Cards. Customers may choose to receive either a free VISA® Debit or an ATM card upon account opening. Customers can access their accounts worldwide at ATMs and any other locations that accept VISA® Debit cards;

◦	Overdraft Protection. Eligible Customers can enroll in one of our overdraft protection programs;

◦	Digital Wallets. Our Apple Pay™, Samsung Pay™ and Android Pay™ solutions provide the same ease to pay as a debit card with an eligible device. The mobile experience is easy and seamless; and

◦
Cash Deposit through Reload @ the Register. Customers can visit any Walmart, Safeway, ACE Cash Express, CVS Pharmacy, Dollar General, Dollar Tree, Family Dollar, Kroger, Rite Aid, 7-Eleven and Walgreens, and ask to load cash into their account at the register. A fee is applied.

Our consumer and business deposit balances consisted of 51.8% and 48.2% of total deposits at June 30, 2020, respectively. Our business deposit accounts feature a full suite of treasury and cash management products for our business customers including online and mobile banking, remote deposit capture, analyzed business checking and money market accounts. We service our business customers by providing them with a dedicated relationship manager and an experienced business banking operations team.
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
The number of deposit accounts at the end of each of the last five fiscal years is set forth below:

	At June 30,
	2020	2019	2018	2017	2016
Non-interest-bearing, prepaid and other	3,361,965	3,743,334	3,535,904	3,113,128	1,816,266
Checking and savings accounts	310,463	311,067	270,082	274,962	292,012
Time deposits	18,450	23,447	2,309	2,748	4,807
Total number of deposit accounts	3,690,878	4,077,848	3,808,295	3,390,838	2,113,085
Our non-interest bearing, prepaid and other accounts contain two omnibus accounts that when condensed for regulatory reporting purposes result in 27,108 accounts as of June 30, 2020.

Deposit Composition. The following table sets forth the dollar amount of deposits by type and weighted average interest rates at the end of each of the last five fiscal years:

	At June 30,
	2020		2019		2018		2017		2016
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]
Non-interest-bearing	$1,936,661	—	$1,441,930	—	$1,015,355	—	$848,544	—	$588,774	—
Interest-bearing:
Demand	3,456,127	0.37%	2,709,014	2.06%	2,519,845	1.60%	2,593,491	0.89%	1,916,525	0.63%
Savings	3,697,188	0.78%	2,466,214	1.48%	2,482,430	1.31%	2,651,176	0.81%	2,484,994	0.69%
Total demand and savings	7,153,315	0.58%	$5,175,228	1.78%	$5,002,275	1.46%	$5,244,667	0.85%	$4,401,519	0.66%
Time deposits	2,246,718	1.91%	2,366,015	2.43%	1,967,720	2.32%	806,296	2.46%	1,053,758	1.96%
Total interest-bearing[2]	9,400,033	0.90%	$7,541,243	1.99%	$6,969,995	1.70%	$6,050,963	1.06%	$5,455,277	0.91%
Total deposits	$11,336,694	0.75%	$8,983,173	1.67%	$7,985,350	1.48%	$6,899,507	0.93%	$6,044,051	0.82%
1 Based on weighted-average stated interest rates at the end of the period.
2 The total interest-bearing includes brokered deposits of $1,318.0 million as of June 30, 2020, of which $603.6 million are time deposits classified as $250 and under.
The following tables set forth the average balance, the interest expense and the average rate paid on each type of deposit at the end of each of the last five fiscal years:

	For the Fiscal Year Ended June 30,
	2020			2019			2018
(Dollars in thousands)	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid
Demand	$2,191,103	$31,882	1.46%	$1,494,040	$25,321	1.69%	$2,381,000	$28,807	1.21%
Savings	2,653,597	35,001	1.32%	2,412,793	36,070	1.49%	2,325,238	25,206	1.08%
Time deposits	2,482,151	60,033	2.42%	2,322,039	55,689	2.40%	990,635	25,838	2.61%
Total interest-bearing deposits	$7,326,851	$126,916	1.73%	$6,228,872	$117,080	1.88%	$5,696,873	$79,851	1.40%
Total deposits	$9,316,856	$126,916	1.36%	$7,456,157	$117,080	1.57%	$6,749,817	$79,851	1.18%

	For the Fiscal Year Ended June 30,
	2017			2016
(Dollars in thousands)	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid
Demand	$2,197,000	$16,049	0.73%	$1,460,266	$8,750	0.60%
Savings	2,422,769	18,507	0.76%	2,189,157	15,861	0.72%
Time deposits	941,919	21,938	2.33%	852,590	18,056	2.12%
Total interest-bearing deposits	$5,561,688	$56,494	1.02%	$4,502,013	$42,667	0.95%
Total deposits	$6,336,099	$56,494	0.89%	$5,241,777	$42,667	0.81%
The following table shows the maturity dates of our certificates of deposit at the end of each of the last five fiscal years:

	At June 30,
(Dollars in thousands)	2020	2019	2018	2017	2016
Within 12 months	$1,079,674	$1,306,072	$1,259,119	$187,536	$497,825
13 to 24 months	540,669	351,374	97,226	14,149	41,668
25 to 36 months	180,590	99,502	11,118	74,631	5,463
37 to 48 months	132,629	126,525	35,981	3,305	71,518
49 months and thereafter	313,156	482,542	564,276	526,675	437,284
Total	$2,246,718	$2,366,015	$1,967,720	$806,296	$1,053,758

The following table shows maturities of our time deposits having principal amounts of $100,000 or more at the end of each of the last five fiscal years:

	Term to Maturity
(Dollars in thousands)	Within Three Months	Over Three Months to Six Months	Over Six Months to One Year	Over One Year	Total
Fiscal year end
June 30, 2020	$487,188	$94,647	$321,409	$469,283	$1,372,527
June 30, 2019	151,176	363,486	376,714	335,201	1,226,577
June 30, 2018	96,837	75,464	33,125	41,569	246,995
June 30, 2017	71,771	21,137	71,266	606,892	771,066
June 30, 2016	100,048	133,603	228,532	539,726	1,001,909
SECURITIES BUSINESS
Our Securities Business consists of two sets of products and services, securities services provided to third-party securities firms and investment management provided to consumers.
Securities services.  We offer fully disclosed clearing services through Axos Clearing to FINRA and SEC registered member firms for trade execution and clearance as well as back office services such as record keeping, trade reporting, accounting, general back-office support, securities and margin lending, reorganization assistance, and custody of securities. At June 30, 2020, we provided services to 61 financial organizations, including correspondent broker-dealers and registered investment advisers.
We provide financing to our brokerage customers for their securities trading activities through margin loans that are collateralized by securities, cash, or other acceptable collateral. We earn a spread equal to the difference between the amount we pay to fund the margin loans and the amount of interest income we receive from our customers.
We conduct securities lending activities that include borrowing and lending securities with other broker-dealers. These activities involve borrowing securities to cover short sales and to complete transactions in which clients have failed to deliver securities by the required settlement date, and lending securities to other broker-dealers for similar purposes. The net revenues for this business consist of the interest spreads generated on these activities.
We assist our brokerage customers in managing their cash balances and earn a fee through an insured bank deposit cash sweep program.
Investment management. Through our digital wealth management business, Axos Invest, we provide our retail customers with investment management services through a comprehensive and flexible technology platform. We expect to integrate our digital wealth management platform into our universal digital banking platform in the near future, creating a seamless user experience and a holistic personal financial management ecosystem. Our digital wealth management business generates fee income from clients paying an annual fee for advisory services and deposits from uninvested cash balances.
BORROWINGS
In addition to deposits, we have historically funded our asset growth through advances from the Federal Home Loan Bank of San Francisco (“FHLB”). Our bank can borrow up to 40% of its total assets from the FHLB, and borrowings are collateralized by mortgage loans and mortgage-backed securities pledged to the FHLB. At June 30, 2020, the Company had $242.5 million advances outstanding with another $2.7 billion available immediately and an additional $1.9 billion available with additional collateral, for advances from the FHLB for terms up to ten years.
The Bank has federal funds lines of credit with two major banks totaling $35.0 million. At June 30, 2020, the Bank had no outstanding balance on either line.
The Bank can also borrow from the Federal Reserve Bank of San Francisco (“FRBSF”), and borrowings may be collateralized by commercial, consumer and mortgage loans as well as securities pledged to the FRBSF. Based on loans and securities pledged at June 30, 2020, we had a total borrowing capacity of approximately $1.8 billion, none of which was outstanding. The Bank has additional unencumbered collateral that could be pledged to the FRBSF Discount Window to increase borrowing liquidity. Additionally, the Bank can borrow through the Paycheck Protection Program Liquidity Facility (“PPPLF”). Advances under the PPPLF are collateralized by pledged Small Business Administration Paycheck Protection Program Loans. Advances under the PPPLF were $152.0 million at June 30, 2020, had interest rates of 0.35% and mature at the earlier of PPP borrower forgiveness or June 2022.

Axos Clearing has a total of $230.0 million uncommitted secured lines of credit available for borrowing as needed. As of June 30, 2020, there was $21.5 million outstanding. These credit facilities bear interest at rates based on the Federal Funds rate and are due upon demand. The weighted average interest rate on the borrowings at June 30, 2020 was 1.58%.
Axos Clearing has a $50.0 million committed unsecured line of credit available for limited purpose borrowing. As of June 30, 2020, there was none outstanding. This credit facility bears interest at rates based on the Federal Funds rate and are due upon demand. The unsecured line of credit requires Axos Clearing operate in accordance with specific covenants surrounding capital and debt ratios. Axos Clearing was in compliance of all covenants as of June 30, 2020.
In December 2004, we completed a transaction that resulted in $5.2 million of junior subordinated debentures for our company with a stated maturity date of February 23, 2035. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4%, for a rate of 2.76% as of June 30, 2020, with interest paid quarterly.
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
In January 2019, we issued subordinated notes totaling $7.5 million, to the principal stockholders of COR Securities in an equal principal amount, with a maturity of 15 months, to serve as the sole source of payment of indemnification obligations of the principal stakeholders of COR Securities under the Merger Agreement. Interest accrues at a rate of 6.25% per annum. During the fiscal year ended June 30, 2019, $0.1 million of subordinated loans were repaid. The Company is in the process of making an indemnification claim against the $7.4 million remaining.

The table below sets forth the amount of our borrowings, the maximum amount of borrowings in each category during any month-end during each reported period, the approximate average amounts outstanding during each reported period and the approximate weighted average interest rate thereon at or for the last five fiscal years:

	At or For The Fiscal Years Ended June 30,
(Dollars in thousands)	2020	2019	2018	2017	2016
Advances from the FHLB:
Average balance outstanding	$747,358	$1,397,460	$1,296,120	$798,982	$855,029
Maximum amount outstanding at any month-end during the period	$1,462,500	$3,424,000	$2,240,000	$1,317,000	$1,129,000
Balance outstanding at end of period	$242,500	$458,500	$457,000	$640,000	$727,000
Average interest rate at end of period	2.22%	2.32%	2.14%	1.79%	1.53%
Average interest rate during period	1.60%	2.35%	1.76%	1.55%	1.31%
Securities sold under agreements to repurchase:
Average balance outstanding	$—	$—	$5,575	$33,068	$35,000
Maximum amount outstanding at any month-end during the period	$—	$—	$20,000	$35,000	$35,000
Balance outstanding at end of period	$—	$—	$—	$20,000	$35,000
Average interest rate at end of period	—%	—%	—%	4.25%	4.38%
Average interest rate during period	—%	—%	4.11%	4.43%	4.44%
Paycheck Protection Program Liquidity Facility advances
Average balance outstanding	$3,092	$—	$—	$—	$—
Maximum amount outstanding at any month-end during the period	151,952	—	—	—	—
Balance outstanding at end of period	151,952	—	—	—	—
Average interest rate at end of period	0.35%	—%	—%	—%	—%
Average interest rate during period	0.35%	—%	—%	—%	—%
Borrowings, subordinated notes and debentures:
Average balance outstanding	$100,560	$104,287	$54,522	$55,873	$22,025
Maximum amount outstanding at any month-end during the period	$162,546	$214,477	$54,552	$56,511	$58,185
Balance outstanding at end of period	$83,837	$168,929	$54,552	$54,463	$58,066
Average interest rate at end of period	5.18%	4.78%	6.55%	6.57%	6.27%
Average interest rate during period	5.60%	5.39%	6.70%	6.62%	5.90%
MERGERS AND ACQUISITIONS
 From time to time, we undertake acquisitions or similar transactions consistent with our operating and growth strategies. There were no such transactions during 2020. During 2019, we completed two business acquisitions and two asset acquisitions, which are discussed further in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Mergers and Acquisitions.”
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
We employ a robust information security program to achieve our security objectives. The program is designed to identify, measure, manage and control the risks to system and data availability, integrity, and confidentiality, and to ensure accountability for system actions.
INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS
As part of our strategy to protect and enhance our intellectual property, we rely on a variety of legal protections, including copyrights, trademarks, trade secrets, patents and certain contractual restrictions on solicitation and competition, and disclosure and distribution of confidential and proprietary information. We also undertake measures to control access to and/or disclosure of our trade secrets and other confidential and proprietary information. Policing unauthorized use of our intellectual property, trade secrets and other proprietary information is difficult and litigation may be necessary to enforce our intellectual property rights. We own certain internet domain names. Domain names in the United States and in foreign countries are regulated, and the laws and regulations governing the internet are continually evolving. Additionally, the relationship between regulations governing domain names and laws protecting intellectual property rights is not entirely clear. As a result, in the future, we may be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademark and other intellectual property rights.
EMPLOYEES
At June 30, 2020, we had 1,099 full-time equivalent employees. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be satisfactory.
COMPETITION
The market for banking and financial services is intensely competitive, and we expect competition to continue to intensify in the future. The Bank attracts deposits through its online acquisition channels. Competition for those deposits comes from a wide variety of other banks, savings institutions, and credit unions. Money market funds, full-service securities brokerage firms and financial technology companies also compete with us for these funds. The Bank competes for these deposits by offering superior service and a variety of deposit accounts at competitive rates.
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
REGULATION
GENERAL
We are subject to comprehensive regulation under state and federal laws. This regulation is intended primarily for the protection of our customers, the deposit insurance fund and the U.S. finance system and not for the benefit of our security holders.
Axos Financial, Inc. is supervised and regulated as a savings and loan holding company by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank, as a federal savings bank, is subject to regulation, examination and supervision by the Office of the Comptroller of the Currency (“OCC”) as its primary regulator, and the Federal Deposit Insurance Corporation (“FDIC”) as its deposit insurer. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition. In addition, the Bank is subject to the regulation, examination and supervision by the Consumer Financial Protection Bureau (“CFPB”) with respect to a broad array of federal consumer laws. Our subsidiaries, Axos Clearing LLC and Axos Invest LLC, are broker-dealers and are registered with and subject to regulation by the SEC and FINRA. In addition, Axos Invest, Inc. as an investment adviser is registered with the SEC. Axos Invest, Inc. is subject to the requirements of the Investment Advisers Act of 1940, as amended and the Investment Company Act of 1940, as amended, and is subject to examination by the SEC.

The following information describes aspects of the material laws and regulations applicable to the Company. The information below does not purport to be complete and is qualified in its entirety by reference to all applicable laws and regulations. In addition, new and amended legislation, rules and regulations governing the Company, the Bank and our Securities Businesses are introduced from time to time by the U.S. government and its various agencies. Any such legislation, regulatory changes or amendments could adversely affect us and no assurance can be given as to whether, or in what form, any such changes may occur.
REGULATION OF FINANCIAL HOLDING COMPANY.
General. The Company is a unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act (“HOLA”), and is treated as a “financial holding company” under Federal Reserve rules. Accordingly, the Company is registered as a savings and loan holding company with the Federal Reserve and is subject to the Federal Reserve’s regulations, examinations, supervision and reporting requirements. The Company is required to file reports with, comply with the rules and regulations of, and is subject to examination by the Federal Reserve. In addition, the Federal Reserve has enforcement authority over the Company and its subsidiaries. Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to the saving and loan holding company or its subsidiaries.
Capital. The Company and the Bank are subject to the risk-based regulatory capital framework and guidelines established by the Federal Reserve and the OCC. In July 2013, the Federal Reserve and the OCC published final rules (the “Regulatory Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations that became effective for the Company and the Bank as of January 1, 2015, subject to a phase in period for certain provisions. The Regulatory Capital Rules are intended to measure capital adequacy with regard to a banking organization’s balance sheet, including off-balance sheet exposures such as unused portions of loan commitments, letters of credit, and recourse arrangements. The capital requirements for the Company are similar to those for the Bank.
The rules implement the Basel Committee’s December 2010 capital framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The failure of the Company or the Bank to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by federal banking regulators that could have a material effect on the Company, explained in more detail below under “Regulation of Banking Business – Regulatory Capital Requirements and Prompt Corrective Action”.
The Regulatory Capital Rules require banking organizations (i.e., both the Company and the Bank) to maintain a minimum “common equity Tier 1” (or “CET1”) ratio of 4.5%, a Tier 1 risk-based capital ratio of 6.0% (increased from 4.0%), a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). A capital conservation buffer of 2.5% above each of these levels is required for banking institutions to avoid restrictions on their ability to make capital distributions, including the payment of dividends.
The Regulatory Capital Rules provide for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and were phased in over three years. In addition, trust preferred securities have been phased out of tier 1 capital for banking organizations that had $15 billion or more in total consolidated assets as of December 31, 2009 unless the banking organization grows above $15.0 billion in assets as a result of an acquisition. The Company’s trust preferred securities currently are grandfathered under this provision.
The implementation of certain regulations and standards relating to regulatory capital could disproportionately affect our regulatory capital position relative to that of our competitors, including those that may not be subject to the same regulatory requirements as the Bank. Various aspects of the Regulatory Capital Rules continue to be subject to further evaluation and interpretation by the U.S. banking regulators.
As of June 30, 2020, the capital ratios of both the Company and the Bank exceeded the minimums necessary to be considered “well-capitalized” under the currently enacted capital adequacy requirements, including after implementation of the deductions and other adjustments to CET1 on a fully phased-in basis. For additional information, please see Note 20 (Minimum Regulatory Capital Requirements) to the financial statements filed with this report.
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
Financial Holding Company. In August 2018 the Company received approval from the Federal Reserve Bank of San Francisco and became a savings and loan holding company that is treated as a financial holding company under the rules and regulations of the Federal Reserve. Financial holding companies are generally permitted to affiliate with securities firms and insurance companies and engage in other activities that are "financial in nature." Such activities include, among other things, securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking. If the Bank ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve may, among other things, place limitations on our ability to conduct these broader financial activities. In addition, if the Bank receives a rating of less than satisfactory under the Community Reinvestment Act, we would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. If a financial holding company fails to continue to meet any of the prerequisites for financial holding company status, including those described above, the Federal Reserve may order the company to divest its subsidiary banks or discontinue or divest investments in companies engaged in activities permissible only for a bank holding company that has elected to be treated as a financial holding company. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve.
Volcker Rule.  Effective April 15, 2014, the federal banking agencies adopted regulations with a conformance period for certain features that lasted until July 21, 2017, to implement the provisions of the Dodd-Frank Act known as the Volcker Rule. Under the regulations, FDIC-insured depository institutions, their holding companies, subsidiaries and affiliates, are generally prohibited, subject to certain exemptions, from proprietary trading of securities and other financial instruments and from acquiring or retaining an ownership interest in a “covered fund”. The term “covered fund” can include, in addition to many private equity and hedge funds and other entities, certain collateralized mortgage obligations, collateralized debt obligations and collateralized loan obligations, and other items, but does not include wholly owned subsidiaries, certain joint ventures, or loan securitizations generally if the underlying assets are solely loans.
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

In June 2020, the Federal Reserve, FDIC, OCC, SEC, and the Commodity Futures Trading Commission (CFTC) finalized a rule modifying the Volcker Rule’s prohibition on banking entities investing in or sponsoring hedge funds or private equity funds (referred to under the rules as covered funds). The final rule streamlines several aspects of the covered funds portion of the rule; allows banking organizations to offer and sponsor venture capital funds and a wider array of loan-related funds; and permits banking entities to offer financial services to, and engage in other activities with, covered funds that do not raise concerns that the Volcker rule was intended to address. The final rule will be effective October 1, 2020. We do not anticipate any material impact at this time.
As of June 30, 2020, we were in compliance with the Volcker Rule.
Potential Regulatory Enforcement Actions. If the Federal Reserve or the OCC determines that the a saving and loan holding company’s or federal savings bank’s financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of its operations are unsatisfactory or that its management has violated any law or regulation, the agency has the authority to take a number of different remedial actions as it deems appropriate under the circumstances. These actions include the power to enjoin any “unsafe or unsound” banking practices; to require that affirmative action be taken to correct any conditions resulting from any violation of law or unsafe or unsound practice; to issue an administrative order that can be judicially enforced; to require that it increase its capital; to restrict its growth; assess civil monetary penalties against it or its officers or directors; and to remove any of its officers and directors.
REGULATION OF BANKING BUSINESS
General. As a federally-chartered savings and loan association whose deposit accounts are insured by the FDIC, Axos Bank is subject to extensive regulation by the OCC and FDIC. The Bank is also subject to regulation by the CFPB with respect to federal consumer financial laws. The following discussion summarizes some of the principal areas of regulation applicable to the Bank and its operations.
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
Axos Bank is a member depository institution of the FDIC and its deposits are insured by the DIF up to the applicable limits, which are backed by the full faith and credit of the U.S. Government. The basic deposit insurance limit is $250,000.
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

The Bank’s capital requirements are viewed as minimum standards and most financial institutions are expected to maintain capital levels well above the minimum. In addition, OCC regulations provide that minimum capital levels greater than those provided in the regulations may be established by the OCC for individual savings associations upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances. Axos Bank is not subject to any such individual minimum regulatory capital requirement and the Bank’s regulatory capital exceeded all minimum regulatory capital requirements as of June 30, 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Stress Testing. Enhanced prudential standards for larger institutions mandated by the Dodd-Frank Act were implemented by Federal Reserve regulation, which require additional risk management policies and practices and annual stress testing designed to determine whether capital planning, assessment of capital adequacy and risk management practices of regulated bank and savings and loan holding companies adequately protect them in the event of an economic downturn. The original rules called for stress tests to be conducted by the Federal Reserve and company-run stress tests for institutions with total consolidated assets of $10 billion or more. Our total assets exceeded $10 billion beginning with the quarter ending March 31, 2019.
The Economic Growth, Regulatory Relief, and Consumer Protection Act, enacted in May 2018, raised the asset threshold for stress testing from $10 billion in total consolidated assets to $100 billion. As a result, neither the Company nor the Bank are subject to stress test regulations. The federal banking agencies have indicated that the capital planning and risk management practices of financial institutions with total assets less than $100 billion will continue to be reviewed through the regular supervisory process. We plan to continue monitoring our capital consistent with the safety and soundness expectations of the Federal Reserve and will continue to use customized stress testing as part of our capital planning process.
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
Qualified Thrift Lender Test. Savings associations must meet a qualified thrift lender, or “QTL,” test. This test may be met either by maintaining a specified level of portfolio assets in qualified thrift investments as specified by the HOLA, or by meeting the definition of a “domestic building and loan association” under the Internal Revenue Code of 1986, as amended, or the “Code”. Qualified thrift investments are primarily residential mortgage loans and related investments, including mortgage related securities. Portfolio assets generally mean total assets less specified liquid assets, goodwill and other intangible assets and the value of property used in the conduct of the Bank’s business. The required percentage of qualified thrift investments under the HOLA is 65% of “portfolio assets” (defined as total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business). An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Savings associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. At June 30, 2020, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.
Liquidity Standard. Savings associations are required to maintain sufficient liquidity to ensure safe and sound operations. As of June 30, 2020, Axos Bank was in compliance with the applicable liquidity standard.

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
Capital Distribution Limitations. OCC regulations limit the ability of a savings association to make capital distributions, such as cash dividends. These regulations limit the ability of the Bank to pay dividends or other capital distributions to the Company, which in turn may limit our ability to pay dividends, repay debt or redeem or purchase shares of our outstanding common stock. Under these regulations, a savings association may, in circumstances described in those regulations:

•	Be required to file an application and await approval from the OCC before it makes a capital distribution;

•	Be required to file a notice 30 days before the capital distribution; or

•	Be permitted to make the capital distribution without notice or application to the OCC.
Community Reinvestment Act and the Fair Lending Laws. Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OCC to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities and the denial of applications for certain expansionary activities. In addition, an institution’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OCC, other federal regulatory agencies or the Department of Justice, taking enforcement actions against the institution. In the most recent Community Reinvestment Act Report, issued May 2019, the Bank received a ‘Satisfactory’ rating covering calendar years 2016, 2017, and 2018.
In May 2020, the OCC finalized amendments to its regulations implementing the Community Reinvestment Act and the final rule significantly revamps how the OCC defines what qualifies for Community Reinvestment Act credit, where such activity must be conducted to receive credit, how performance is measured, and how performance is documented and reported. The final rule is effective October 1, 2020, with a compliance date of January 1, 2023 for us. The OCC has indicated it will conduct a future rulemaking to set the quantitative levels of Community Reinvestment Act activity that we would have to achieve to receive a Satisfactory or Outstanding rating, either within a particular assessment area or overall.
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
Consumer Laws and Regulations. The Dodd-Frank Act established the CFPB with broad rule-making, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB is an independent “watchdog” within the Federal Reserve System with authority to enforce and create (i) rules, orders and guidelines of the CFPB, (ii) all consumer financial protection functions, powers and duties transferred from other federal agencies, such as the Federal Reserve, the OCC, the FDIC, the Federal Trade Commission, and the Department of Housing and Urban Development, and (iii) a long list of consumer financial protection laws enumerated in the Dodd-Frank Act, such as the Electronic Fund Transfer Act, the Consumer Leasing Act of 1976, the Alternative Mortgage Transaction Parity Act of 1982, the Equal Credit Opportunity Act, the Expedited Funds Availability Act, the Truth in Lending Act and the Truth in Savings Act, among many others. The CFPB has broad examination and enforcement authority, including the power to issue subpoenas and cease and desist orders, commence civil actions, hold investigations and hearings and seek civil penalties, as well as the authority to regulate disclosures, mandate registration of any covered person and to regulate what it considers unfair, deceptive, abusive practices.
In June 2020, the U.S. Supreme Court ruled that the restriction on the President limiting removal of the Director of the CFPB only for cause under the Dodd-Frank Act was unconstitutional. The Court determined the restriction obstructed the President’s duty to oversee agencies under the executive branch, allowing the President to remove the Director at will. Concurrently, the Court ruled that the CFPB can continue to operate. In response to the ruling that settled the legal question of the CFPB’s existence and its legitimacy, the CFPB ratified most of the regulatory actions it took between January 4, 2012 and June 30, 2020.
Depository institutions with more than $10 billion in assets and their affiliates are subject to direct supervision by the CFPB, including any applicable examination, enforcement and reporting requirements the CFPB may establish. As of June 30, 2020, we had $13.9 billion in total assets, placing the Bank under the direct supervision and oversight of the CFPB. The laws and regulations of the CFPB and other consumer protection laws and regulations to which the Bank is subject mandate certain disclosure requirements and regulate the manner in which we must deal with customers when taking deposits from, making loans to, or engaging in other types of transactions with, our customers.
A section of the Dodd-Frank Act, commonly referred to as the Durbin Amendment, reduced the level of interchange fees that could be charged by institutions with greater than $10 billion in total assets. The exemption for small issuers ceases to apply as of July 1st of the year following the calendar year in which the issuer has total consolidated assets of $10 billion or more at calendar year-end. At December 31, 2019, we had total assets in excess of $10 billion. Therefore, as of July 1, 2020, the Durbin Amendment reduces the amount of interchange fees that we can charge and will adversely affect our non-interest income through our fee-sharing prepaid card partnerships, such as with H&R Block.
In May 2020, the OCC finalized a rule to address the legal uncertainty regarding the effect of a transfer on a loan’s permissible interest rate caused by the Second Circuit’s 2015 decision in Madden v. Midland Funding, LLC. The rule clarifies that when a national bank (or federal savings bank) sells, assigns, or otherwise transfers a loan, the interest permissible before the transfer continues to be permissible after the transfer. The Bank expects the impact of this rule to benefit the strategic partnerships division.
Privacy Standards and Cybersecurity. The Gramm-Leach-Bliley Act (“GLBA”) modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. The Bank is subject to OCC regulations implementing the privacy protection provisions of the GLBA. These regulations require the Bank to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices.
State regulators have been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. In June 2018, the California legislature passed the California Consumer Privacy Act of 2018 (the “California Privacy Act”), which took effect on January 1, 2020. The California Privacy Act, which covers businesses that obtain or access personal information on California resident consumers, grants consumers enhanced privacy rights and control over their personal information and imposes significant requirements on covered companies with respect to consumer data privacy rights.
Bank Secrecy Act and Anti-Money Laundering
The Bank and its affiliated broker-dealers are subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act. The Bank Secrecy Act requires all financial institutions to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The Bank Secrecy Act includes various record keeping and reporting requirements such as cash transaction and suspicious activity reporting as well as due diligence requirements. The USA PATRIOT Act gives the federal government broad powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious legal and reputational consequences for the institution.
Office of Foreign Assets Control Regulation
The Bank and its affiliated broker-dealers are also required to comply with the U.S. Treasury’s Office of Foreign Assets Control imposed economic sanctions that affect transactions with designated foreign countries, nationals, individuals, entities and others. These are typically known as the “OFAC” rules, based on their administration by the U.S. Treasury Department Office of Foreign Assets Control. The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with, or investment in, a sanctioned country, including prohibitions against direct or indirect imports from, and exports to, a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.
Certain Regulatory Developments Relating to the COVID-19 Pandemic CARES Act
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was passed by Congress and signed into law by the President. The CARES Act provided approximately $2.2 trillion in direct economic relief in response to the public health and economic impacts of COVID-19.
Many of the CARES Act’s programs are, and remain, dependent upon the direct involvement of U.S. financial institutions like the Company and the Bank. These programs have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve, and other federal bank regulatory authorities, including those with direct supervisory jurisdiction over the Company and the Bank. Furthermore, as the COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. Set forth below is a brief overview of select provisions of the CARES Act and other regulations and supervisory guidance related to the COVID-19 pandemic that are applicable to the operations and activities of the Company and its subsidiaries, including the Bank.
Paycheck Protection Program (“PPP”). A principal provision of the CARES Act amended the Small Business Administration’s (SBA) loan program to create a guaranteed, unsecured loan program, the PPP, to fund operational costs of eligible businesses, organizations, and self-employed persons during COVID-19. On June 5, 2020, the President signed the Paycheck Protection Program Flexibility Act (“PPPFA”) into law, which among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. Shortly thereafter, and due to the evolving impact of the COVID-19 pandemic, the President signed additional legislation authorizing the SBA to resume accepting PPP applications on July 6, 2020 and extending the PPP application deadline to August 8, 2020. It is anticipated that additional revisions to the SBA’s interim final rules on forgiveness and loan review procedures will be forthcoming to address these and related changes. As a participating lender in the PPP, the Bank continues to monitor legislative, regulatory, and supervisory developments related thereto.
Troubled Debt Restructuring and Loan Modifications for Affected Borrowers. The CARES Act permits banks to suspend requirements under GAAP that certain loan modifications be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. Federal bank regulatory authorities also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 and to assure banks that they will not be criticized by examiners for doing so. Additionally, FASB accounting standard codification subtopic 310-40 allows for delays in payments that are insignificant in consideration to the total contractual amount due and the timing of the delay.
Temporary Regulatory Capital Relief related to Impact of Current Expected Credit Loss (“CECL”). Concurrent with enactment of the CARES Act, federal bank regulatory authorities issued an interim final rule that delays the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provides banking organizations that implement CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay.
REGULATION OF SECURITIES BUSINESS
In early 2019, we acquired COR Clearing, LLC (now Axos Clearing LLC), a correspondent clearing firm for broker-dealers, and the WiseBanyan (now Axos Invest) entities, an introducing broker and a registered investment adviser. The correspondent clearing firm and introducing broker are broker-dealers registered with the SEC and members of FINRA and various other self-regulatory organizations. Axos Clearing also uses various clearing organizations, including the Depository Trust Company, the National Securities Clearing Corporation, and the Options Clearing Corporation.
Our broker-dealers are registered with the SEC, FINRA, all 50 U.S. states and the District of Columbia. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally FINRA, the Municipal Securities Rulemaking Board or national securities exchanges. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) for governing their members and the industry. Broker-dealers are also subject to federal regulation and the securities laws of each state where they conduct business. Our broker-dealers are members of, and are primarily subject to regulation, supervision and regular examination by FINRA.
Broker-dealers are subject to extensive laws, rules and regulations covering all aspects of the securities business, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of clients’ funds and securities, capital adequacy, record keeping and reporting, the conduct of directors, officers, and employees, qualification and licensing of supervisory and sales personnel, marketing practices, supervisory and organizational procedures intended to ensure compliance with securities laws and to prevent improper trading on material nonpublic information, limitations on extensions of credit in securities transactions, clearance and settlement procedures, and rules designed to promote high standards of commercial honor and just and equitable principles of trade. Broker-dealers are also regulated by state securities administrators in those jurisdictions where they do business. Regulators may conduct periodic examinations and review reports of our operations, performance, and financial condition. Our broker-dealers’ margin lending is regulated by the Federal Reserve Board’s restrictions on lending in connection with client purchases and short sales of securities, and FINRA rules also require our broker-dealers to impose maintenance requirements based on the value of securities contained in margin accounts. The rules of the Municipal Securities Rulemaking Board, which are enforced by the SEC and FINRA, apply to the municipal securities activities of Axos Clearing, and the Axos Invest broker-dealer.
Violations of laws, rules and regulations governing a broker-dealer’s actions could result in censure, penalties and fines, the issuance of cease-and-desist orders, the restriction, suspension, or expulsion from the securities industry of such broker-dealer, its registered representatives, officers or employees, or other similar adverse consequences.
Significant new rules and regulations continue to arise as a result of the Dodd-Frank Act, including the implementation of a more stringent fiduciary standard for broker-dealers and increased regulation of investment advisers. Compliance with these provisions could result in increased costs. Moreover, to the extent the Dodd-Frank Act affects the operations, financial condition, liquidity, and capital requirements of financial institutions with whom we do business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us.
Limitation on Businesses. The businesses that our broker-dealers may conduct are limited by its agreements with, and its oversight by, FINRA, other regulatory authorities and federal and state law. Participation in new business lines, including trading of new products or participation on new exchanges or in new countries often requires governmental and/or exchange approvals, which may take significant time and resources. In addition, our broker-dealers are operating subsidiaries of Axos, which means their activities may be further limited by those that are permissible for subsidiaries of financial holding companies, and as a result, may be prevented from entering new businesses that may be profitable in a timely manner, if at all.
Net Capital Requirements. The SEC, FINRA and various other regulatory authorities have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Rule 15c3-1 of the Exchange Act (the “Net Capital Rule”) requires that a broker-dealer maintain minimum net capital. Generally, a broker-dealer’s net capital is net worth plus qualified subordinated debt less deductions for non-allowable (or non-liquid) assets and other adjustments and operational charges. At June 30, 2020, our broker-dealers were in compliance with applicable net capital requirements.
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
Compliance with the net capital requirements may limit our operations, requiring the intensive use of capital. Such rules require that a certain percentage of a broker-dealer’s assets be maintained in relatively liquid form and therefore act to restrict our ability to withdraw capital from our broker-dealer entities, which in turn may limit our ability to pay dividends, repay debt or redeem or purchase shares of our outstanding common stock. Any change in such rules or the imposition of new rules affecting the scope, coverage, calculation or amount of capital requirements, or a significant operating loss or any unusually large charge against capital, could adversely affect our ability to pay dividends, repay debt, meet our debt covenant requirements or to expand or maintain our operations. In addition, such rules may require us to make substantial capital contributions into one or more of the our broker-dealers in order for such subsidiaries to comply with such rules, either in the form of cash or subordinated loans made in accordance with the requirements of all applicable net capital rules.
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
Investment Adviser. As an investment adviser registered with the SEC, our subsidiary Axos Invest, Inc. is subject to the requirements of the Investment Advisers Act of 1940, as amended, the Investment Company Act of 1940, as amended, and the rules and regulations promulgated thereunder (together, the “Advisers Act”), including examination by the SEC’s staff. Such requirements relate to, among other things, fiduciary duties to clients, performance fees, maintaining an effective compliance program, solicitation arrangements, conflicts of interest, advertising, limitations on agency and principal transactions between the advisor and advisory clients, record keeping and reporting requirements, disclosure requirements, and general anti-fraud provisions. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from fines and censure to termination of an investment advisor’s registration. Investment advisors also are subject to certain state securities laws and regulations. Failure to comply with the Advisers Act or other federal and state securities laws and regulations could result in investigations, sanctions, profit disgorgement, fines or other similar consequences against us.

AVAILABLE INFORMATION
Axos Financial, Inc. files reports, proxy and information statements and other information electronically with the SEC. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website site address is http://www.sec.gov. Our web site address is http://www.axosfinancial.com, and we make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on our website free of charge.

ITEM 1A. RISK FACTORS
An investment in our common stock is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations. The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment. This Annual Report on Form 10-K is qualified in its entirety by these risk factors.
Risks Relating to Our Industry
Changes in interest rates could adversely affect our performance.
Our results of operations depend to a great extent on our net interest income, which is the difference between the interest rates earned on interest-earning assets such as loans and leases and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. We are exposed to interest rate risk because our interest-earning assets and interest-bearing liabilities do not react uniformly or concurrently to changes in interest rates, as the two have different time periods for adjustment and can be tied to different measures of rates. Interest rates are sensitive to factors that are beyond our control, including domestic and international economic conditions and the policies of various governmental and regulatory agencies, including the Federal Reserve. The monetary policies of the Federal Reserve, implemented through open market operations and regulation of the discount rate and reserve requirements, affect prevailing interest rates. After steadily increasing the target federal funds rate in 2018 and 2017, the Federal Reserve in 2019 decreased the target federal funds rate by 75 basis points, and in response to the COVID-19 pandemic in March 2020, decreased the target federal funds rate by an additional 150 basis points to a range of 0.0% to 0.25% as of March 31, 2020.
Loan and lease originations and repayment rates tend to increase with declining interest rates and decrease with rising interest rates. On the deposit side, increasing interest rates generally lead to interest rate increases on our deposit accounts. We manage the sensitivity of our assets and liabilities. However, a decrease in interest rates could cause borrowers to refinance higher rate loans at lower rates and under those circumstances, we would not be able to reinvest those prepayments in assets earning interest rates as high as the rates on those prepaid loans. Meanwhile, large, unanticipated, or rapid increase in market interest rates would likely have an adverse impact on our net interest income and a decrease in our refinancing business and related fee income, and could cause an increase in delinquencies and non-performing loans and leases in our adjustable-rate loans. In addition, interest rate volatility can affect the value of our loans and leases, investments and other interest-rate sensitive assets and our ability to realize gains on the sale or resolution of these assets. There can be no assurance that we will be able to successfully manage our interest rate risk.
A significant economic downturn could result in increases in our level of non-performing loans and leases and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.
Our business and results of operations are affected by the financial markets and general economic conditions, including factors such as the level and volatility of interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income and consumer spending. While the national economy and most regions have improved since the financial crisis of 2008 and subsequent economic recession, we now operate in an uncertain and recessionary economic environment primarily due to the COVID-19 pandemic, in addition to a variety of other reasons for economic uncertainty, including but not limited to trade wars, geopolitical tensions, concerns about stability of the European Union (“EU”), including Britain’s exit from the EU, volatile oil prices and emerging market crises. The risks associated with our business become more acute in periods of a slowing economy or slow growth. The continuation of recessionary conditions, high unemployment or potential negative events in the housing markets, including significant and continuing home price declines and increased delinquencies and foreclosures, would adversely affect our mortgage and construction loans and result in increased asset write-downs. While we are continuing to take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets. Declines in real estate values, a prolonged economic downturn and an increase in unemployment levels may result in higher than expected loan and lease delinquencies and a decline in demand for our products and services. Furthermore, given our high concentration of loans secured by real estate in California, the Company remains specifically susceptible to a downturn in California’s economy. These negative events may cause us to incur losses and may adversely affect our capital, financial condition and results of operations.
The outbreak of COVID-19 has impacted our business and could adversely affect our business activities, financial condition and results of operations.
The COVID-19 pandemic has contributed to (i) increased unemployment and decreased consumer confidence and business generally, leading to an increased risk of delinquencies, defaults and foreclosures; (ii) sudden and significant declines, and significant increases in volatility, in financial markets; (iii) ratings downgrades, credit deterioration and defaults in many industries, including commercial real estate and multifamily; (iv) significant reductions in the targeted federal funds rate (which was reduced to a target rate of between zero and 0.25% in the first quarter); and (v) heightened cybersecurity, information security and operational risks as a result of arrangements to work remotely. In addition, we also face an increased risk of client disputes, litigation and governmental and regulatory scrutiny as a result of the effects of COVID-19 on market and economic conditions and actions governmental authorities take in response to those conditions, including moratoria and other suspensions of collections, foreclosures, and related obligations.
The COVID-19 pandemic continues to have an adverse effect on (i) the ability of our borrowers to satisfy their obligations to us, (ii) the demand for certain of our loans or our other products and services, (iii) financial markets, real estate markets, and economic growth, (iv) the credit risk of our commercial, residential, and unsecured loan portfolios and (v) other aspects of our business operations. The continued impact on our business, financial condition, liquidity and results of operations, is unknown at this time, and will depend on a number of evolving factors and future developments beyond our control and that we are unable to predict, including the duration, spread and severity of the pandemic; the nature, extent and effectiveness of containment measures; the timing of development and widespread availability of medical treatments or vaccines; the extent and duration of the effect on the economy, unemployment, consumer confidence and consumer and business spending; the impact and continued availability of monetary, fiscal and other economic policies and programs designed to provide economic assistance to individuals and small businesses; and how quickly and to what extent normal economic and operating conditions can resume.
Additionally, the COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of the Federal Reserve actions causing market interest rates to decline significantly, which could negatively impact our net interest income. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect the effectiveness of our market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.
Although the Company makes estimates of loan losses related to the COVID-19 pandemic as part of its evaluation of the allowance for loan losses, such estimates involve significant judgment and are made in the context of significant uncertainty as to the impact the COVID-19 pandemic will have on the credit quality of our loan portfolio. It is likely that loan delinquencies, adversely classified loans and loan charge-offs will increase in the future as a result of the COVID-19 pandemic. Any increases in the allowance for loan losses will result in a decrease in net income.
We rely on many outside service providers that support our day-to-day operations including data processing and electronic communications, real estate appraisal, loan servicers and local and federal government agencies, offices and courthouses. If any of these service providers are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Although we have a business continuity plan and other safeguards in place that are designed to provide for our continuing operation in case of potentially disruptive events, such as a global pandemic, there can be no guarantee that our plan will effectively address some or all of the effects of the COVID-19 pandemic.
The pandemic and containment measures have caused us to modify our strategic plans and business practices, and we may take further actions that we determine are in the best interests of our colleagues, customers and business partners. If we do not respond appropriately to the pandemic, or if customers or other stakeholders do not perceive our response to be adequate, we could suffer damage to our reputation and our brand, which could materially adversely affect our business.
The ultimate economic impacts to the Company of the COVID-19 pandemic are uncertain and difficult to predict and could adversely impact our business, financial condition and results of operations. Further, a significant decrease in results of future operations may place a strain on the Bank's capital reserve ratios.

Our bank has elected to participate as a lender in the Federal Paycheck Protection Program (“PPP”) and has accordingly become subject to a number of significant risks applicable to lenders under the PPP.
The PPP loans made by the Bank under the federal CARES Act are guaranteed by the Small Business Administration (“SBA”) and, if the loan funds are used by the borrower for specific purposes as provided under the PPP, may be fully or partially forgiven by the SBA at which time, the Bank will receive funds related to the PPP loan forgiveness directly from the SBA. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit. Because of the brief time between the passing of the CARES Act and implementation of the PPP, some of the rules and guidance relating to the PPP evolved or were issued after lenders, including the Bank, began processing PPP applications. There was and continues to be uncertainty regarding some of the laws, rules and guidance relating to the PPP. If the SBA or other regulators determine that the Bank has not complied with all PPP laws, rules and guidance, we could be required to refund some or all of the fees related to PPP loans that we have earned or be subject to other regulatory enforcement action.  Furthermore, in the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by the Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if it has already made payment under the guaranty, seek recovery of any loss related to the deficiency from the Bank. In addition, since the commencement of the PPP, several banks have been subject to litigation regarding their processing of PPP loan applications. The Bank may be exposed to the risk of similar litigation and/or negative media attention, from both customers and non-customers that approached the Bank seeking PPP loans. PPP lenders, including the Bank, may also be subject to the risk of litigation in connection with other aspects of the PPP, including but not limited to borrowers seeking forgiveness of their loans. Any financial liability, litigation costs, or reputational damage caused by PPP related litigation or media attention could have a material adverse impact on our business, financial condition, and results of operations.
The weakness of other financial institutions could adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers-dealers, other commercial banks, investment banks, mutual and hedge funds, and other financial institutions. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by us or by other institutions and organizations. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us. There is no assurance that any such losses would not materially and adversely affect our results of operations.
Changes in laws, regulations or oversight or increased enforcement activities by regulatory agencies may increase our costs and adversely affect our business and operations.
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
The laws, regulation and supervisory policies applicable to us are subject to regular modification and change. New or amended laws, rules and regulations could impact our operations, increase our capital requirements or substantially restrict our growth and adversely affect our ability to operate profitably by making compliance much more difficult or expensive, restricting our ability to originate or sell loans, or further restricting the amount of interest or other charges or fees earned on loans or other products. In addition, further regulation could increase the assessment rate we are required to pay to the FDIC, adversely affecting our earnings. It is very difficult to predict future changes in regulation or the competitive impact that any such changes would have on our business. Any new laws, rules and regulations including the recently effective California Privacy Act that could make compliance more difficult, expensive, costly to implement or may otherwise adversely affect our business, financial condition or growth prospects. Other changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways including subjecting us to additional costs, limiting the types of financial services and products we may offer, and increasing the ability of non-banks to offer competing financial services and products.

In addition, the federal Bank Secrecy Act, the USA PATRIOT Act, and similar laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and to file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network (“FinCEN”), a bureau of the United States Department of Treasury, is authorized to impose significant civil money penalties for violations of those requirements and has engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and IRS. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control (“OFAC”). Federal and state bank regulators also have focused on compliance with the Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approval to proceed with acquisitions and other strategic transactions, which could negatively impact our business, financial condition, results of operations and prospects. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have material adverse reputational consequences for us.
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
In early 2019, we acquired COR Clearing, a correspondent clearing firm for broker-dealers, and the WiseBanyan entities, an introducing broker and a registered investment adviser. The correspondent clearing firm and introducing broker are broker-dealers registered with the SEC and members of FINRA and various other self-regulatory organizations, which subjects us for the first time to regulation by the SEC and FINRA, and potential new risks and uncertainties relating to compliance and potential violations of laws, rules and regulations. Such violations could result in censure, penalties and fines, the issuance of cease-and-desist orders, the restriction, suspension, or expulsion from the securities industry of the company or its officers or employees, or other similar adverse consequences, any of which could cause us to incur losses and adversely affect our capital, financial condition and results of operations. See “Regulation of Securities Business”.
Recent changes to our size and structure will subject us to additional regulation, increased supervision and increased costs.
The Company is a savings and loan holding company that is subject to regulation and supervision by the Federal Reserve. As such, the Company is required to act as a financial “source of strength” for the Bank. The term “source of financial strength” is defined in the Dodd-Frank Act as the ability of a company to provide financial assistance to such insured depository institution in the event of the financial distress of such insured depository institution. Given the power provided to the federal banking agencies in this provision, it is possible that the Company could be required to serve as a source of financial strength for the Bank when we might not otherwise voluntarily choose to do so. In such event, if the Company did not hold or was unable to raise necessary capital, we could become subject to negative or burdensome regulatory conditions that could negatively impact our growth, financial condition and results of operations.
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
In addition, under the Durbin Amendment to the Dodd-Frank Act, institutions with $10 billion or more in assets are subject to a cap on the interchange fees that may be charged in certain electronic debit and prepaid card transactions, beginning July 1st of the following year in which the institution exceeds such size. The maximum permissible interchange fee for electronic debit transactions is the sum of 21 cents per transaction and five basis points multiplied by the value of the transaction. In addition, an issuer may charge up to one cent on each transaction as a fraud prevention adjustment if the issuer meets certain fraud prevention standards. Because the Company’s total assets exceeded $10 billion on December 31, 2019, the Durbin Amendment applied to us starting July 1, 2020. The Durbin Amendment will reduce the amount of interchange fees that we can charge and could adversely affect our fee-sharing prepaid card partnerships. In particular, in July 2020, H&R Block exercised its right to terminate the Program Management Agreement prior to its expiration in June 30, 2022, because Axos Bank did not agree to compensate H&R Block for the reduction in interchange fees that H&R Block would receive from the Emerald Card® in 2021 and 2022 due to the application of the Durbin Amendment. As a result of this termination, assuming (A) the transaction volumes of activity for Emerald Card, Emerald Advance and Refund Transfer products for fiscal 2021 are similar to fiscal 2020 and (B) there are no payments to the Company for transition services performed for H&R Block or the new bank, the potential impact on our operating results would be a reduction in net operating income (revenue, less expense, less income tax) for Emerald Card, Emerald Advance and Refund Transfer Products and administrative fees of approximately $21.0 million or $0.35 per diluted share for fiscal 2021. H&R Block has also elected to use another bank for Refund Advance, and assuming (ii) the transaction volumes and pricing for the Refund Advance product for fiscal 2021 would have been similar to fiscal 2020 and (iii) there are no payments to Axos Bank for transition services performed for H&R Block or the new bank, the potential impact on our operating results would be an additional reduction in net operating income (revenue, less expense, less income tax) for Refund Advance of approximately $10.0 million or $0.17 per diluted share for fiscal 2021. The actual outcome and the impact on our operating results may vary from those examples assumed above.
Policies and regulations enacted by the Consumer Financial Protection Bureau may negatively impact our residential mortgage loan business and compliance risk.
Our consumer business, including our mortgage and deposit businesses, may be adversely affected by the policies enacted or regulations adopted by the CFPB, which, under the Dodd-Frank Act, has broad rule-making authority over consumer financial products and services. The CFPB is in the process of reshaping consumer financial protection laws through rule-making and enforcement against unfair, deceptive and abusive acts or practices. The CFPB has broad rule-making authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The prohibition on “abusive” acts or practices is being clarified each year by CFPB enforcement actions and opinions from courts and administrative proceedings. In January 2014, a series of final rules issued by the CFPB to implement provisions in the Dodd-Frank Act related to mortgage origination and servicing went into effect and caused an increase in the cost of originating and servicing residential mortgage loans. While it is difficult to quantify any future increases in our regulatory compliance burden, the costs associated with regulatory compliance, including the need to hire additional compliance personnel, may continue to increase.
Changes in United States trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact the Company’s business, financial condition and results of operations.
There has been and continues to be substantial debate and controversy concerning changes to United States trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by such countries. Tariffs and retaliatory tariffs have been imposed by the United States and other countries, and additional tariffs and retaliation tariffs have been proposed. If prices of consumer goods or key industrial products increase materially as a result of tariffs, the ability of individual households to service debt may be negatively impacted. This could adversely affect the Company’s financial condition and results of operations.
Replacement of the LIBOR benchmark interest rate may have an impact on our business, financial condition or results of operations.
On July 27, 2017, the Financial Conduct Authority (FCA), a regulator of financial services firms in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The FCA and the submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve to use a Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of overnight borrowings collateralized by Treasury securities that was selected by the Alternative Reference Rate Committee due to the depth and robustness of the U.S. Treasury repurchase market. Other financial services regulators and industry groups are evaluating the possible phase-out of LIBOR and the development of alternate reference rate indices or reference rates. At this time, it is not possible to predict whether these recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.

Many of our assets and liabilities are indexed to LIBOR. We are evaluating the potential impact of the possible replacement of the LIBOR benchmark interest rate, but are not able to predict whether LIBOR will cease to be available after 2021, whether the alternative rates the Federal Reserve proposes to publish will become market benchmarks in place of LIBOR, or what the impact of such a transition will have on our business, financial condition, or results of operations. We continue to develop and implement plans to mitigate the risks associated with the expected discontinuation of LIBOR. The market transition away from LIBOR to an alternative reference rate is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, any such transition could:

•
adversely affect the interest rates paid or received on, the revenue and expenses associated with, and the value of our floating-rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;

•	prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate;

•	require extensive changes to the contracts that govern these LIBOR-based products;

•	result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities;

•
require the transition to or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark; and

•	impact our pricing and interest rate risk models, our loan product structures, our funding costs, our valuation tools and result in increased compliance and operational costs.
Risks Relating to Mortgage Loans and Mortgage-Backed Securities
Declining real estate values, particularly in California, could reduce the value of our loan and lease portfolio and impair our profitability and financial condition.
The majority of the loans in our portfolio are secured by real estate. At June 30, 2020, approximately 71.5% of our mortgage portfolio was secured by real estate located in California. In recent years, there has been significant volatility in real estate values in California and in some cases the collateral for our real estate loans has become less valuable. If real estate values decrease or more of our borrowers experience financial difficulties, we will experience increased charge-offs, as the proceeds resulting from foreclosure may be significantly lower than the amounts outstanding on such loans. In addition, declining real estate values frequently accompany periods of economic downturn or recession and increasing unemployment, all of which can lead to lower demand for mortgage loans of the types we originate. A decline of real estate values or decline of the credit position of our borrowers in California would have a material adverse effect on our business, prospects, financial condition and results of operations.
Many of our mortgage loans are unseasoned and defaults on such loans would harm our business.
At June 30, 2020, our multifamily residential loans were $2,303.2 million or 31.2% of our mortgage loans and our commercial real estate loans were $371.2 million, or 5.0% of our mortgage loans. The payment on such loans is typically dependent on the cash flows generated by the projects, which are affected by the supply and demand for multifamily residential units and commercial property within the relative market. If the market for multifamily residential units and commercial property experiences a decline in demand, multifamily and commercial borrowers may suffer losses on their projects and be unable to repay their loans. If residential housing values were to decline and nationwide unemployment continues to remain at historically elevated levels, we are likely to experience increases in the level of our non-performing loans and foreclosures in future periods.
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

A decrease in the mortgage buying activity of Fannie Mae, Freddie Mac, and MBS’s guaranteed by Ginnie Mae or a failure by Fannie Mae, Ginnie Mae, and Freddie Mac to satisfy their obligations with respect to their RMBS could have a material adverse effect on our business, financial condition and results of operations.
During the last three fiscal years we have sold approximately $1,599.5 million of residential mortgage loans to Fannie Mae and Freddie Mac and into MBS’s guaranteed by Ginnie Mae. As of June 30, 2020, approximately 9.0% of our securities portfolio consisted of RMBS issued or guaranteed by these GSEs. Since 2008, Fannie Mae and Freddie Mac have been in conservatorship, with its primary regulator, the Federal Housing Finance Agency, acting as conservator. The United States government may enact structural changes to one or more of the GSEs, including privatization, consolidation and/or a reduction in the ability of GSEs to purchase mortgage loans or guarantee mortgage obligations. We cannot predict if, when or how the conservatorships will end, or what associated changes (if any) may be made to the structure, mandate or overall business practices of either of the GSEs. Accordingly, there continues to be uncertainty regarding the future of the GSEs, including whether they will continue to exist in their current form and whether they will continue to meet their obligations with respect to their RMBS. A substantial reduction in mortgage purchasing activity by the GSEs could result in a material decrease in the availability of residential mortgage loans and the number of qualified borrowers, which in turn may lead to increased volatility in the residential housing market, including a decrease in demand for residential housing and a corresponding drop in the value of real property that secures current residential mortgage loans, as well as a significant increase in interest rates. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, which would result in a decrease in mortgage loan revenues and a corresponding decrease in non-interest income. Any decision to change the structure, mandate or overall business practices of the GSEs and/or the relationship among the GSEs, the government and the private mortgage loan markets, or any failure by the GSEs to satisfy their obligations with respect to their RMBS, could have a material adverse effect on our business, financial condition and results of operations.
The Tax Reform Act of 2017 resulted in certain changes that may affect our business.
The Tax Reform Act of 2017, enacted in December 2017, reduced the ceiling on the mortgage interest deduction from $1.0 million to $0.75 million for indebtedness incurred in acquiring, constructing, or improving a residence. For mortgage indebtedness incurred before December 15, 2017, the Tax Reform Act permits homeowners to maintain the current $1.0 million ceiling. The Tax Reform Act also prohibits the deduction of interest on home equity indebtedness, and limits annual itemized deductions for state and local taxes (including state and local income, property, and sales taxes) to $10,000. The Bank originates and holds a large amount of mortgage loans and mortgage-backed securities. The reduction or elimination of these tax benefits and other changes in federal income tax policies could have a material adverse effect on the demand for the Bank’s loan products and the pricing and liquidity of the mortgage-backed securities which the Bank holds. The reduction in the mortgage interest deduction and limitation of itemized deductions for property taxes, particularly in higher-priced states in which we operate, such as California, could adversely affect the ability of some potential borrowers to obtain credit, otherwise reduce the demand for home purchases and construction, and increase delinquencies or defaults on our mortgage assets, which could have a material adverse effect on our business and results of operations.
Risks Relating to the Company
Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying our accounting policies, including with respect to our allowance for loan losses.
From time to time, the Financial Accounting Standards Board (the “FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, the FASB, SEC, bank regulators and outside independent auditors may revise their previous interpretations regarding existing accounting regulations and the application of these accounting standards. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates and judgments, include methodologies to value our securities, evaluate securities for other-than-temporary impairment and estimate our allowance for loan and lease losses. These methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.
In June 2016, the FASB issued an accounting standards update ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Topic 326”) that replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model for annual periods beginning after December 15, 2019. Under the CECL standard, which we adopted on July 1, 2020, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected over the life of the loan. The measurement of expected credit losses is based on information about past events, including credit quality, our historical experience, current conditions and reasonable and supportable macroeconomic forecasts that may affect the collectibility of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and at least quarterly thereafter. This differs significantly from the current “incurred loss” model, which delays recognition of estimated losses until it is probable a loss has been incurred and measures those losses over the estimated life of the loan rather than the loss emergence period. Certain CECL factors are outside of our control and may be procyclical and/or create more volatility in the level of our allowance for loan losses which could impact our results of operations. CECL requires management judgment that is supported by new models and more data elements, including macroeconomic forecasts, than the previous allowance standard. This is expected to increase the complexity and associated risk, particularly in times of economic uncertainty or other unforeseen circumstances, which could impact our results of operations and may place stress on our internal controls over financial reporting.
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
We have established processes and procedures intended to identify, measure, monitor and control material risks to which we are subject, including, for example, credit risk, market risk, liquidity risk, strategic risk and operational risk. If the models that we use to manage these risks are ineffective at predicting future losses or are otherwise inadequate, we may incur unexpected losses or otherwise be adversely affected. In addition, the information we use in managing our credit and other risks may be inaccurate or incomplete as a result of error or fraud, both of which may be difficult to detect and avoid. There may also be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated, including when processes are changed or new products and services are introduced. If our risk management framework does not effectively identify and control our risks, we could suffer unexpected losses or be adversely affected, and that could have a material adverse effect on our business, results of operations and financial condition.

Our acquisition of a broker-dealer business subject us to a variety of risks associated with the securities industry.
On January 28, 2019, we acquired COR Clearing, a leading full-service correspondent clearing firm for independent broker-dealers. In addition, in February 2019 we acquired an introducing broker as part of our acquisition of the WiseBanyan entities. Our acquisition of these broker-dealer firms and entry into this business subjects us to a number of risks and challenges, including risks related to our ability to integrate the acquired operations and the associated internal controls and regulatory functions into our current operations; our ability to retain key personnel of the acquired operations; our ability to limit the outflow of acquired deposits and successfully retain and manage acquired assets; our ability to retain existing correspondents who may choose to perform their own clearing services, move their clearing business to one of our competitors or exit the business; our ability to attract new customers and generate new assets in areas not previously served; and the possible assumption of risks and liabilities related to litigation or regulatory proceedings involving the acquired operations.
In addition, entry into the broker-dealer business may subject us to new risks related to the movement of equity prices. For example, if securities prices decline rapidly, the value of our collateral could fall below the amount of the indebtedness secured by these securities, and in rapidly appreciating markets, credit risk may increase due to short positions. The securities lending and securities trading and execution businesses also subject us to credit risk if a counterparty fails to perform or if collateral securing the counterparty’s obligations is insufficient. In securities transactions generally, we will be subject to credit risk during the period between the execution of a trade and the settlement by the customer. Significant failures by our customers, including correspondents, or clients to honor their obligations, or increases in their rates of default, together with insufficient collateral and reserves, could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, in March 2019, we suffered a $15.3 million bad debt expense due to a default by a correspondent customer arising from unauthorized securities trades by an employee of the customer.
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
On February 26, 2019, we acquired WiseBanyan, Inc., a registered investment adviser (“RIA”) that provides personal financial and investment management services through a proprietary technology platform. Our investment advisory business is registered with the SEC under the Advisers Act. Federally registered investment advisers are regulated and subject to examination by the SEC. The Advisers Act imposes numerous obligations on RIAs, including fiduciary duties, disclosure obligations, recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. Our failure to comply with the Advisers Act and associated rules and regulations of the SEC could subject us to enforcement proceedings and sanctions for violations, including censure or termination of SEC registration, litigation and reputational harm. In addition, our investment advisory business is subject to notice filings and the anti-fraud rules of state securities regulators.
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
We may seek additional capital, but it may not be available when it is needed, which would limit our ability to execute our strategic plan. In addition, raising additional equity capital would dilute existing shareholders’ equity interests and may cause our stock price to decline.
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
Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions, our financial performance and a number of other factors, many of which are outside our control. Accordingly, we cannot provide assurance on our ability to raise additional capital if needed or whether it can be raised on terms acceptable to us. If we cannot raise additional capital when needed or on terms acceptable to us, it may have a material adverse effect on our financial condition, results of operations and prospects. In addition, raising equity capital will have a dilutive effect on the equity interests of our existing shareholders and may cause our stock price to decline.
Access to adequate funding cannot be assured.
We have significant sources of liquidity including deposits, brokered deposits, the FHLB, repurchase lending facilities and the FRBSF discount window. We rely primarily upon deposits and FHLB advances. Our ability to attract deposits could be negatively impacted by a public perception of our financial prospects or by increased deposit rates available at troubled institutions suffering from shortfalls in liquidity. The FHLB is subject to regulation and other factors beyond our control. These factors may adversely affect the availability and pricing of advances to members such as the Bank. Selected sources of liquidity may become unavailable to the Bank if it were to no longer be considered “well-capitalized.”

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
Our business strategy depends on our ability to remain competitive. There is strong competition for customers from existing banks and other types of financial institutions, including those that use the internet as a medium for banking transactions or as an advertising platform. Technology has also lowered barriers to entry and made it possible for non-bank, financial technology companies (“FinTechs”) to offer products and services traditionally provided by banks. FinTechs continue to emerge and compete with traditional financial institutions across a wide variety of products and services. Consumers have demonstrated a growing willingness to obtain banking services from FinTechs. As a result, our ability to remain competitive is increasingly dependent upon our ability to maintain critical technological capabilities, and to identify and develop new, value-added products for existing and future customers. Our competitors include large, publicly-traded, internet-based banks, as well as smaller internet-based banks; “brick and mortar” banks, including those that have implemented websites to facilitate online banking; and traditional banking institutions such as thrifts, finance companies, credit unions and mortgage banks. Some of these competitors have been in business for a long time and have broader name recognition and a more established customer base. Most of our competitors are larger and have greater financial and personnel resources. In order to compete profitably, we may need to reduce the rates we offer on loans and leases and investments and increase the rates we offer on deposits, which actions may adversely affect our business, prospects, financial condition and results of operations.
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
The brand identities that we have developed will significantly contribute to the success of our business. On October 1, 2018, we changed the name of the Bank and the branding of most of our banking products to “Axos Bank”. Maintaining and enhancing the “Axos Bank” brands (including our other trade styles and trade names) is critical to expanding our customer base. We believe that the importance of brand recognition will increase due to the relatively low barriers to entry for our “brick and mortar” competitors in the internet-based banking market. Our brands could be negatively impacted by a number of factors, including data privacy and security issues, service outages, product malfunctions , and trademark infringement. If our name change is not widely accepted by customers or proves to be less popular than anticipated, if we fail to maintain and enhance our brands generally, or if we incur excessive expenses in these efforts, our business, financial condition and results of operations may be adversely affected. In addition, maintaining and enhancing our brand will depend on our ability to continue to provide high-quality products and services, which we may not do successfully.
Our reputation and business could be damaged by negative publicity.
Reputational risk, including as a result of negative publicity, is inherent in our business. Negative publicity can result from actual or alleged conduct in a number of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, inadequate protection of customer data, illegal or unauthorized acts taken by third parties that supply products or services to us, and ethical behavior of our employees. Damage to our reputation could adversely impact our ability to attract new, and maintain existing, loan and deposit customers, employees and business relationships, and, particularly with respect to our broker-dealer and registered investment adviser businesses, could result in the imposition of new regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties. Such damage could also adversely affect our ability to raise additional capital. Any such damage to our reputation could have a material adverse effect on our financial condition and results of operations.
Our controls and procedures may fail or be circumvented.
We regularly review and update our internal controls, disclosure controls and procedures, compliance monitoring activities and corporate governance policies and procedures. Any system of controls, however well-designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, reputation and financial condition. In addition, if we identify material weaknesses or significant deficiencies in our internal control over financial reporting or are required to restate our financial statements, we could be required to implement expensive and time-consuming remedial measures. We could lose investor confidence in the accuracy and completeness of our financial reports and potentially subject us to litigation. Any material weaknesses or significant deficiencies in our internal control over financial reporting or restatement of our financial statements could have a material adverse effect on our business, results of operations, reputation, and financial condition.
Natural disasters, acts of war or terrorism, civil unrest, public health issues, or other adverse external events could harm our business.
Our Bank is based in San Diego, California, and approximately 71.5% of our mortgage loan portfolio was secured by real estate located in California at June 30, 2020. In addition, some of our computer systems that operate our internet websites and their back-up systems are located in San Diego, California. Historically, California has been vulnerable to natural disasters. Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides, the nature and magnitude of which cannot be predicted and may be exacerbated by global climate change. Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and leases and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan and lease portfolio, which is comprised substantially of real estate loans. Losses from disasters for which borrowers are uninsured or under-insured may reduce borrowers’ ability to repay mortgage loans. Natural disasters, acts of war or terrorism, civil unrest, public health issues, or other adverse external events could each negatively impact our business operations or the stability of our deposit base, cause significant property damage, adversely impact the values of collateral securing our loans and/or interrupt our borrowers' abilities to conduct their business in a manner to support their debt obligations, which could result in losses and increased provisions for credit losses. Although we have implemented several back-up systems and protections (and maintain standard business interruption insurance), these measures may not protect us fully from the effects of a natural disaster, acts of war or terrorism, civil unrest, public health issues, or other adverse external events. The occurrence of natural disasters, particularly in California, could have a material adverse effect on our business, prospects, financial condition and results of operations.

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
Technology Risks in our Online Business
We depend on third-party service providers for our core banking and securities transactions technology, and interruptions in or terminations of their services could materially impair the quality of our services.
We rely substantially upon third-party service providers for our core banking technology and to protect us from bank system failures or disruptions, including with respect to securities technology at our clearing broker-dealer. This reliance may mean that we will not be able to resolve operational problems internally or on a timely basis, which could lead to customer dissatisfaction or long-term disruption of our operations. Our operations also depend upon our ability to replace a third-party service provider if it experiences difficulties that interrupt operations or if an essential third-party service terminates. If these service arrangements are terminated for any reason without an immediately available substitute arrangement, our operations may be severely interrupted or delayed. If such interruption or delay were to continue for a substantial period of time, our business, prospects, financial condition and results of operations could be adversely affected.
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
If our security measures are breached, or if our services are subject to cybersecurity attacks that degrade or deny the ability of customers to access our products and services, our products and services may be perceived as not being secure, customers may curtail or stop using our products and services, and we may incur significant legal and financial exposure.
Our products and services involve the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation, and potential liability. Our security measures may be breached due to the actions of organized crime, hackers, terrorists, nation-states, activists and other outside parties, employee error, failure to follow security procedures, malfeasance, or otherwise and, as a result, an unauthorized party may obtain access to our data or our customers’ data. In addition, to access our products and services, our customers use personal computers, smartphones, tablets, and other mobile devices that are beyond our control environment. Additionally, outside parties may attempt to fraudulently induce employees or customers to disclose sensitive information in order to gain access to our data or our customers’ data. Other types of cybersecurity attacks may include computer viruses, malicious or destructive code, denial-of-service attacks, ransomware or ransom demands to not expose security vulnerabilities in the Company’s systems or the systems of third parties. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, including those of our third-party vendors, such as hacking or identity theft, it could cause serious negative consequences, including significant disruption of our operations, misappropriation of confidential information, or damage to computers or systems, and may result in violations of applicable privacy and other laws, financial loss and loss of confidence in our security measures. As a result, we could lose customers, suffer employee productivity losses, incur technology replacement and incident response costs, be subject to additional regulatory scrutiny, and be subject to civil litigation and possible financial liability, any of which may have a material adverse effect on our business, financial condition and results of operations.
Our business depends on continued and unimpeded access to the internet by us and our customers. Internet access providers may be able to block, degrade or charge for access to our website, which could lead to additional expenses and the loss of customers.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our principal offices are located at 9205 West Russell Road, STE 400, Las Vegas, NV 89148. Our Banking and Securities segments conduct business at this location and our telephone number is (858) 649-2218. We have additional office space located at 4350 La Jolla Village Drive, Suite 140, San Diego, California 92122. Our offices in Las Vegas consist of a total of approximately 27,100 square feet under leases that expire December 31, 2023 and our San Diego facilities consist of a total of approximately 182,000 square feet under leases that expire June 30, 2030.

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
Litigation. On October 15, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Golden v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Golden Case”). On November 3, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a second putative class action lawsuit styled Hazan v. BofI Holding, Inc., et al, and also brought in the United States District Court for the Southern District of California (the “Hazan Case”). On February 1, 2016, the Golden Case and the Hazan Case were consolidated as In re BofI Holding, Inc. Securities Litigation, Case #: 3:15-cv-02324-GPC-KSC (the “Class Action”), and the Houston Municipal Employees Pension System was appointed lead plaintiff. The plaintiffs allege that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a complaint filed in connection with a wrongful termination of employment lawsuit filed on October 13, 2015 (the “Employment Matter”) and that as a result the Company’s statements regarding its internal controls, as well as portions of its financial statements, were false and misleading. On March 21, 2018, the Court entered a final order dismissing the Class Action with prejudice. Subsequently, the plaintiff filed a notice of appeal and opening brief, the Company filed its answering brief, arguments in the appeal occurred and the Court has taken the matter under advisement and has yet to issue its ruling.
On April 3, 2017, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Mandalevy v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Mandalevy Case”). The Mandalevy Case seeks monetary damages and other relief on behalf of a putative class that has not been certified by the Court. The complaint in the Mandalevy Case (the “Mandalevy Complaint”) alleges a class period that differs from that alleged in the Class Action, and that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a March 2017 media article. The Mandalevy Case has not been consolidated into the Class Action. On December 7, 2018, the Court entered a final order granting the defendants’ motion and dismissing the Mandalevy Case with prejudice. Subsequently, the plaintiff filed a notice of appeal and opening brief, the Company filed its answering brief, arguments in the appeal occurred and the Court has taken the matter under advisement and has yet to issue its ruling.
The Company and the other named defendants dispute the allegations of wrongdoing advanced by the plaintiffs in the Class Action, the Mandalevy Case and in the Employment Matter, as well as those plaintiffs’ statement of the underlying factual circumstances, and are vigorously defending each case.
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

The United States District Court for the Southern District of California ordered the four above-referenced derivative actions pending before it to be consolidated and appointed lead counsel in the consolidated action. On June 7, 2018, the Court entered an order granting defendant’s motion for judgment on the pleadings, but giving the plaintiffs limited leave to amend by June 28, 2018. The plaintiffs failed to file an amended complaint, and instead plaintiffs filed on June 28, 2018, a motion to stay the case pending resolution of the securities class action and Employment Matter. On August 10, 2018, defendants filed an opposition to plaintiffs’ motion. On September 11, 2018, the plaintiffs filed a second amended complaint. On October 16, 2018, defendants filed a motion to dismiss the second amended complaint. On May 23, 2019, the Court dismissed the second amended complaint with prejudice. Subsequently, the plaintiff filed a notice of appeal and opening brief and the Company filed its answering brief. Oral argument has been set for September 2, 2020.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Since October 1, 2018, our common stock has traded on the New York Stock Exchange under the symbol “AX”. Prior to October 1, 2018, our common stock traded on the NASDAQ Global Select Market under the symbol “BOFI”. There were 59,506,619 shares of common stock outstanding held by approximately 28,000 shareholders as of August 21, 2020. The transfer agent and registrar of our common stock is Computershare.
DIVIDENDS
The holders of record of our Series A preferred stock, which was issued in 2003 and 2004, are entitled to receive annual cash dividends at the rate of six percent (6%) of the stated value per share, which stated value is $10,000 per share. Dividends on the Series A preferred stock accrue and are payable quarterly. Dividends on the preferred stock must be paid prior and in preference to any declaration or payment of any distribution on any outstanding shares of junior stock, including our common stock.
Other than dividends to be paid on our preferred stock, we currently intend to retain any earnings to finance the growth and development of our business and common stock repurchases. Our board of directors has never declared or paid any cash dividends on our common stock and does not expect to do so in the foreseeable future. Our ability to pay dividends, should our board of directors elect to do so, depends largely upon the ability of the Bank to declare and pay dividends to us. Future dividends will depend primarily upon our earnings, financial condition and need for funds, as well as government policies and regulations applicable to us and our bank that limit the amount that may be paid as dividends without prior approval.
ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Repurchases. On March 17, 2016, the Board of Directors of the Company authorized a program to repurchase up to $100 million of common stock and extended the program by an additional $100 million on August 2, 2019. The Company may repurchase shares on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The repurchase program does not obligate the Company to acquire any specific number of shares. The share repurchase program will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under this plan will be held as treasury shares. With the 2016 authorization the Company repurchased a total of $100 million or 3,567,051 common shares at an average price of $28.03 per share. With the 2019 authorization the Company repurchased a total of $30.5 million or 1,646,256 common shares at an average price of $18.51 per share and there remains $69.5 million under the plan. During the fiscal year ended June 30, 2020, the Company repurchased a total of $38.9 million or 1,970,464 common shares at an average price of $19.72 per share with $69.5 million remaining under the current board authorized stock repurchase program. The Company accounts for treasury stock using the cost method as a reduction of shareholders’ equity in the accompanying unaudited condensed consolidated financial statements.
Net Settlement of Restricted Stock Awards. In October 2019, the stockholders of the Company approved the amended and restated the 2014 Stock Incentive Plan, which among other changes permitted net settlement of stock issuances related to equity awards for purposes of payment of a grantee’s minimum income tax obligation. During the fiscal year ended June 30, 2020, there were 304,849 restricted stock unit award shares which were retained by the Company and converted to cash at the average rate of $24.46 per share to fund the grantee’s income tax obligations.

The following table sets forth our market repurchases of Axos common stock and the Axos common shares retained in connection with net settlement of restricted stock awards during the fourth fiscal quarter ended June 30, 2020.

Period	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases[1] (dollars in thousands)
Quarter Ended June 30, 2020
April 1, 2020 to April 30, 2020	—	$—	—	$72,541
May 1, 2020 to May 31, 2020	40,000	18.77	40,000	71,789
June 1, 2020 to June 30, 2020	114,681	19.75	114,681	69,521
For the Three Months Ended June 30, 2020	154,681	$19.50	154,681	$69,521
Stock Retained in Net Settlement[2]
April 1, 2020 to April 30, 2020	2,034
May 1, 2020 to May 31, 2020	70
June 1, 2020 to June 30, 2020	366,764
For the Three Months Ended June 30, 2020	368,868
1 On March 17, 2016, the Board of Directors of the Company authorized a program to repurchase up to $100 million of common stock and extended the program by an additional $100 million on August 2, 2019. The share repurchase program will continue in effect until terminated by the Board of Directors of the Company. Purchases were made in open-market transactions.
2 In October 2019, the stockholders of the Company approved the amended and restated the 2014 Stock Incentive Plan, which among other changes permitted net settlement of stock issuances related to equity awards for purposes of payment of a grantee’s minimum income tax obligation. Stock Retained in Net Settlement was at the vesting price of the associated restricted stock unit.
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information regarding the aggregate number of securities to be issued under all of our stock option and equity based compensation plans upon exercise of outstanding options, warrants and other rights and their weighted-average exercise prices as of June 30, 2020. There were no securities issued under equity compensation plans not approved by security holders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options and units granted	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	2,011,971
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	$—	2,011,971

COMPANY STOCK PERFORMANCE
The following graph compares the total return of our common stock over the last five fiscal years, starting June 30, 2015 through June 30, 2020, with that of (i) the companies included in the total return for the U.S. NYSE Index, and (ii) the banks included in the total return for the ABA NASDAQ Community Bank Index (“ABAQ”).

Stock Performance
$300
$250
$200
$150
$100
$50
$0
Jun-15
Jun-16
Jun-17
Jun-18
Jun-19
Jun-20
Axos
NYSE
XABQ

The graph assumes $100 was invested in AX common stock, in U.S. NYSE Composite Total Return Index (ticker: NYATR) and in ABAQ Total Return Index (ticker: XABQ) on June 30, 2015. The indexes assume reinvestment of dividends.

	Cumulative Return as of June 30,
	2015	2016	2017	2018	2019	2020
Axos	$100.00	$67.01	$89.75	$154.79	$103.10	$83.54
NYSE	100.00	99.66	114.63	124.88	133.70	125.01
XABQ	100.00	99.31	136.20	151.21	136.58	103.91

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial information should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and footnotes included elsewhere in this Annual Report on Form 10-K.

	At or for the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2020	2019	2018	2017	2016
Selected Balance Sheet Data:
Total assets	$13,851,900	$11,220,238	$9,539,504	$8,501,680	$7,599,304
Loans, net of allowance for loan losses	10,631,349	9,382,124	8,432,289	7,374,493	6,354,679
Loans held for sale, at fair value	51,995	33,260	35,077	18,738	20,871
Loans held for sale, at cost	44,565	4,800	2,686	6,669	33,530
Allowance for loan losses	75,807	57,085	49,151	40,832	35,826
Securities—trading	105	—	—	8,327	7,584
Securities—available for sale	187,627	227,513	180,305	264,470	265,447
Securities—held to maturity	—	—	—	—	199,174
Securities borrowed	222,368	144,706	N/A	N/A	N/A
Customer, broker-dealer and clearing receivables	220,266	203,192	N/A	N/A	N/A
Total deposits	11,336,694	8,983,173	7,985,350	6,899,507	6,044,051
Securities sold under agreements to repurchase	—	—	—	20,000	35,000
Advances from the FHLB	242,500	458,500	457,000	640,000	727,000
Borrowings, subordinated debentures and other borrowings	235,789	168,929	54,552	54,463	56,016
Securities loaned	255,945	198,356	N/A	N/A	N/A
Customer, broker-dealer and clearing payables	347,614	238,604	N/A	N/A	N/A
Total stockholders’ equity	1,230,846	1,073,050	960,513	834,247	683,590
Selected Income Statement Data:
Interest and dividend income	$622,839	$564,887	$475,074	$387,286	$317,707
Interest expense	145,228	156,282	106,580	74,059	56,696
Net interest income	477,611	408,605	368,494	313,227	261,011
Provision for loan and lease losses	42,200	27,350	25,800	11,061	9,700
Net interest income after provision for loan losses	435,411	381,255	342,694	302,166	251,311
Non-interest income	102,987	82,757	70,941	68,132	66,340
Non-interest expense	275,766	251,206	173,936	137,605	112,756
Income before income tax expense	262,632	212,806	239,699	232,693	204,895
Income tax expense	79,194	57,675	87,288	97,953	85,604
Net income	$183,438	$155,131	$152,411	$134,740	$119,291
Net income attributable to common stock	$183,129	$154,822	$152,102	$134,431	$118,982
Per Common Share Data:
Net income:
Basic	$3.01	$2.50	$2.41	$2.11	$1.87
Diluted	$2.98	$2.48	$2.37	$2.10	$1.87
Adjusted earnings per common share (Non-GAAP1)	$3.10	$2.75	$2.39	N/A	N/A
Book value per common share	$20.56	$17.47	$15.24	$13.05	$10.73
Tangible book value per common share (Non-GAAP1)	$18.28	$15.10	$13.99	$12.94	$10.67
Weighted average number of common shares outstanding:
Basic	60,794,555	61,898,447	63,136,232	63,656,542	63,597,259
Diluted	61,437,635	62,382,065	64,147,220	63,915,100	63,672,280
Common shares outstanding at end of period	59,612,635	61,128,817	62,688,064	63,536,244	63,219,392

	At or for the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2020	2019	2018	2017	2016
Performance Ratios and Other Data:
Loan and lease originations for investment	$6,797,971	$6,934,259	$5,922,801	$4,182,701	$3,633,911
Loan originations for sale	$1,601,579	$1,471,906	$1,564,165	$1,375,443	$1,363,025
Loan and lease purchases	$—	$11,009	$—	$276,917	$140,493
Return on average assets	1.53%	1.51%	1.68%	1.68%	1.75%
Return on average common stockholders’ equity	15.65%	15.40%	17.05%	17.78%	19.43%
Interest rate spread[2]	3.65%	3.66%	3.79%	3.74%	3.70%
Net interest margin[3]	4.12%	4.07%	4.11%	3.95%	3.91%
Net interest margin - Banking segment only[3]	4.19%	4.14%	4.14%	N/A	N/A
Efficiency ratio[4]	47.50%	51.12%	39.58%	36.08%	34.44%
Efficiency ratio - Banking segment only[4]	39.81%	40.51%	34.55%	N/A	N/A
Capital Ratios:
Equity to assets at end of period	8.89%	9.56%	10.07%	9.81%	8.99%
Axos Financial, Inc:
Tier 1 leverage (core) capital to adjusted average assets	8.97%	8.75%	9.45%	9.95%	9.12%
Common equity tier 1 capital (to risk-weighted assets)	11.22%	11.43%	13.27%	14.66%	14.42%
Tier 1 capital (to risk-weighted assets)	11.27%	11.49%	13.34%	14.75%	14.53%
Total capital (to risk-weighted assets)	12.64%	12.91%	14.84%	16.38%	16.36%
Axos Bank:
Tier 1 leverage (core) capital to adjusted average assets	9.25%	9.21%	8.88%	9.60%	8.78%
Common equity tier 1 capital (to risk-weighted assets)	11.79%	12.14%	12.53%	14.25%	14.00%
Tier 1 capital (to risk-weighted assets)	11.79%	12.14%	12.53%	14.25%	14.00%
Total capital (to risk-weighted assets)	12.62%	12.89%	13.27%	14.97%	14.75%
Axos Clearing:
Net capital	$34,022	$25,027	N/A	N/A	N/A
Excess capital	$29,450	$21,199	N/A	N/A	N/A
Net capital as percentage of aggregate debit item	14.88%	13.08%	N/A	N/A	N/A
Net capital in excess of 5% aggregate debit item	$22,593	$15,458	N/A	N/A	N/A
Asset Quality Ratios:
Net annualized charge-offs (recoveries) to average loans outstanding[5]	0.23%	0.19%	0.19%	0.06%	(0.01)%
Non-performing loans and leases to total loans and leases	0.82%	0.51%	0.37%	0.38%	0.50%
Non-performing assets to total assets	0.68%	0.50%	0.43%	0.35%	0.42%
Allowance for loan and lease losses to total loans and leases held for investment at end of period	0.71%	0.60%	0.58%	0.55%	0.56%
Allowance for loan and lease losses to non-performing loans and leases	86.20%	117.84%	157.40%	143.81%	112.45%
1 See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Use of Non-GAAP Financial Measures.”
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis contains forward-looking statements that are based upon current expectations. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those expressed or implied in our forward-looking statements due to various important factors, including those set forth under “Risk Factors” in Item 1A. and elsewhere in this Annual Report on Form 10-K. The following discussion and analysis should be read together with the “Selected Financial Data” and consolidated financial statements, including the related notes included elsewhere in this Annual Report on Form 10-K.
OVERVIEW
The consolidated financial statements include the accounts of Axos Financial, Inc. (“Axos”) and its wholly owned subsidiaries, Axos Bank (the “Bank”) and Axos Nevada Holding, LLC (“Axos Nevada Holding”), collectively, the “Company.” Axos Nevada Holding wholly owns its subsidiary Axos Securities, LLC, which wholly owns subsidiaries Axos Clearing LLC (“Axos Clearing”), a clearing broker-dealer, Axos Invest, Inc., a registered investment advisor, and Axos Invest LLC, an introducing broker-dealer. With approximately $13.9 billion in assets, Axos Bank provides consumer and business banking products through its low-cost distribution channels and affinity partners. Axos Clearing and Axos Invest LLC, provide comprehensive securities clearing services to introducing broker-dealers and registered investment advisor correspondents and digital investment advisory services to retail investors, respectively. Axos Financial, Inc.’s common stock is listed on the NYSE under the symbol “AX” and is a component of the Russell 2000® Index and the S&P SmallCap 600® Index. For more information on Axos Bank, please visit axosbank.com.
Net income for the fiscal year ended June 30, 2020 was $183.4 million compared to $155.1 million and $152.4 million for the fiscal years ended June 30, 2019 and 2018, respectively. Net income attributable to common stockholders for the fiscal year ended June 30, 2020 was $183.1 million, or $2.98 per diluted share compared to $154.8 million, or $2.48 per diluted share and $152.1 million, or $2.37 per diluted share for the years ended June 30, 2019 and 2018, respectively. Growth in our interest earning assets, particularly the loan and lease portfolio, and a reduced income tax rate were the primary reasons for the increase in our net income from fiscal 2018 to fiscal 2020. Net interest income increased $69.0 million for the year ended June 30, 2020 compared to the year ended June 30, 2019.
Net interest income for the year ended June 30, 2020 was $477.6 million compared to $408.6 million and $368.5 million for the years ended June 30, 2019 and 2018, respectively. The growth of net interest income from fiscal year 2018 through 2020 is primarily due to net loan and lease portfolio growth.
Provision for loan and lease losses for the year ended June 30, 2020 was $42.2 million, compared to $27.4 million and $25.8 million for the years ended June 30, 2019 and 2018, respectively. The increase of $14.9 million for fiscal year 2020 is the result of additional provisions for changes in economic and business conditions resulting from the COVID-19 pandemic, overall loan portfolio growth, and changes in the loan mix. The increase of $1.6 million for fiscal year 2019 is the result of growth and changes in the loan and lease mix of the portfolio.
Non-interest income was $103.0 million compared to non-interest income of $82.8 million and $70.9 million for the fiscal years ended June 30, 2020, 2019 and 2018. The increase from fiscal year 2019 to fiscal year 2020 was primarily the result of an increase of mortgage banking and an full year of broker-dealer fees. The increase from 2018 to 2019 was primarily the result of an increase of $11.7 million in broker-dealer fees and $6.1 million in banking and service fees due to increased fees from our trustee and fiduciary services, increased levels of prepayment penalty fee income of $2.0 million, partially offset by a mortgage banking income decrease of $8.5 million.
Non-interest expense for the fiscal year ended June 30, 2020 was $275.8 million compared to $251.2 million and $173.9 million for the years ended June 30, 2019 and 2018, respectively. The increase was primarily due to an increase of $16.9 million in staffing for lending, information technology infrastructure development, clearing services, trustee and fiduciary services and regulatory compliance, an increase in depreciation and amortization of $8.0 million, an increase in data processing and internet of $6.5 million, and a decrease in other general and administrative costs of $11.2 million. Our staffing rose to 1099 employees compared to 1007 and 801 at June 30, 2020, 2019 and 2018, respectively.
Total assets were $13.9 billion at June 30, 2020 compared to $11.2 billion at June 30, 2019. Assets grew $2.6 billion or 23.5% during the last fiscal year, primarily due to loan originations, primarily from C&I and income property lending and total cash from increased deposits. The loan growth was funded primarily with growth in deposits.
COVID-19 Impact. We are closely monitoring the rapid developments of and uncertainties caused by the COVID-19 pandemic. In response to the changes in economic and business conditions as a result of the COVID-19 pandemic, we have taken the following actions to support customers, employees, partners and shareholders:

•Actively communicating with borrowers and partners to assess individual needs;

•	Participating as a lender in the PPP and evaluating various components of the CARES Act applicability to the Company;

•	Provided secure and efficient remote work options for our team members;

•	Increasing provisions for loan and lease losses as a result of a weakening economy and reduced business activities;

•	Tightening underwriting standards;

•	Reallocated personnel to increase resources for customer service and portfolio management; and

•	Limiting business travel.
For our borrowers who are one or less payments past due on April 1, 2020, based on our application under the guidelines set forth in the CARES Act, we delayed payments for an agreed upon timeframe, depending on each individual borrower’s characteristics. As of June 30, 2020 we granted forbearance on $95.8 million of loans, primarily single family residential secured loans. Additionally, we provided deferrals for $28.2 million and $2.7 million of auto and unsecured consumer loans during the year. Lastly, we provided one Commercial and Industrial loan a period of three months of interest only payments. No other deferrals of payment obligations have been provided. There have been no loan modifications as a result of the COVID-19 pandemic as of June 30, 2020. These COVID-19 payment deferrals are not categorized as a TDR as the CARES Act allows the Bank to suspend the TDR requirements for certain short-term loan modifications. The extent to which these measures will impact our Bank is uncertain, and any progression of loans receiving COVID-19 payment deferrals into non-performing assets, during future periods is uncertain and will depend on future developments that cannot be predicted.
Our future performance will depend on many factors in addition to the COVID-19 pandemic: changes in interest rates, competition for deposits and quality loans, the credit performance of our assets, regulatory actions, strategic transactions, and our ability to improve operating efficiencies. See “Item 1A. Risk Factors.”
MERGERS AND ACQUISITIONS
 From time to time we undertake acquisitions or similar transactions consistent with our Company’s operating and growth strategies. We completed no business acquisitions or asset acquisitions during the fiscal year ended June 30, 2020 and two business acquisitions and two asset acquisitions during the fiscal year ended June 30, 2019.
MWABank deposit acquisition. On March 15, 2019, the Bank closed the deposit assumption agreement with MWABank and acquired approximately $173 million of deposits, including approximately $151 million of checking, savings and money market accounts and $22 million of time deposits, from MWABank. Axos did not acquire any assets, employees or branches in this transaction. The Bank received cash equal to the book value of the deposit liabilities.
WiseBanyan. On February 26, 2019 the Company’s subsidiary, Axos Securities, LLC, had completed the acquisition of WiseBanyan Holding, Inc. and its subsidiaries (collectively “WiseBanyan”). Headquartered in Las Vegas, Nevada, WiseBanyan is a provider of personal financial and investment management services through a proprietary technology platform. When acquired, WiseBanyan served approximately 24,000 clients with approximately $150 million of assets under management. The Company paid $3.2 million in cash to acquire the assets of WiseBanyan and recorded $2.7 million in intangible assets.The Company purchased the whole WiseBanyan business and has the entire voting interest. Goodwill is not expected to be deducted for tax purposes.
COR Securities Holdings. On January 28, 2019 (“Acquisition Date”), Axos Clearing, LLC and Axos Clarity MergeCo., Inc. completed the acquisition of COR Securities Holdings Inc.(“COR Securities”), the parent company of COR Clearing LLC (“COR Clearing”), pursuant to the terms of the Agreement and Plan of Merger, dated as of September 28, 2018 (the “Merger Agreement”).
Headquartered in Omaha, Nebraska, COR Clearing is a full-service correspondent clearing firm for independent broker-dealers. Established as a part of Mutual of Omaha Insurance Company and spun off as Legent Clearing in 2002, COR Clearing provides clearing, settlement, custody, and securities and margin lending to more than sixty introducing broker-dealers and 90,000 customers. The total cash consideration of approximately $80.9 million was funded with existing capital. Upon closing, the Company issued subordinated notes totaling $7.5 million to the principal stockholders of COR Securities in an equal principal amount, with a maturity of 15 months, to serve as a source of payment of indemnification obligations of the principal stakeholders of COR Securities under the Merger Agreement. The Company is in the process of making an indemnification claim against the $7.4 million remaining.
The acquisition of COR Securities is accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid are recorded at estimated fair values on the Acquisition Date. The Company recorded goodwill of $35.5 million and an additional $20.1 million in intangible assets as of the Acquisition Date. Included in the professional services line of the statement of income the Company recognized $0.4 million in transaction costs.

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
Under the terms of the purchase agreement, the aggregate purchase price included the payment of $70.0 million in cash. The Company acquired intangible assets with fair values of $32.7 million, including customer relationships, developed technologies, a covenant not to compete and the trade name, and accounts receivable and fixed assets of $1.6 million, resulting in goodwill of $35.7 million. Transaction-related expenses were de minimis.

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
The allowance for loan and lease losses includes general reserves and may include specific reserves. Specific reserves may be provided for impaired loans. All other impaired loans are written down through charge-offs to their realizable value and no specific or general reserve is provided. A loan is measured for impairment generally two different ways. If the loan is primarily dependent upon the borrower’s ability to make payments, then impairment is calculated by comparing the present value of the expected future payments estimated through borrower financial review, discounted at the effective loan rate to the carrying value of the loan. If the loan is collateral dependent, the net proceeds from the estimated sales price of the collateral based on a third-party appraisal is compared to the carrying value of the loan. If the calculated amount is less than the carrying value of the loan, the loan has impairment.
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
Goodwill is subject to impairment testing at the reporting unit level, which is conducted at least annually. The Company performs impairment testing during the third quarter of each year or when events or changes in circumstances indicate the assets might be impaired. The goodwill impairment testing requires us to make judgments and assumptions. The testing consists of estimating the fair value of each reporting unit based on valuation techniques, including a discounted cash flow model using revenue, profit forecasts, and recent industry and market conditions and trends, then comparing those estimated fair values with the carrying values of the assets and liabilities of each reporting unit, which includes the allocated goodwill. Based on the results, the Company determined that the estimated fair value exceeded its carrying value and concluded that the goodwill and other identifiable intangible assets were fully recognized.
USE OF NON-GAAP FINANCIAL MEASURES
In addition to the results presented in accordance with GAAP, this report includes non-GAAP financial measures such as adjusted earnings, adjusted earnings per common share, and tangible book value per common share. Non-GAAP financial measures have inherent limitations, may not be comparable to similarly titled measures used by other companies and are not audited. Readers should be aware of these limitations and should be cautious as to their reliance on such measures. Although we believe the non-GAAP financial measures disclosed in this report enhance investors’ understanding of our business and performance, these non-GAAP measures should not be considered in isolation, or as a substitute for GAAP basis financial measures.
We define “adjusted earnings,” a non-GAAP financial measure, as net income without the after-tax impact of non-recurring acquisition-related costs, and excess FDIC expense, and other costs (unusual or non-recurring charges). Excess FDIC expense is defined as the higher insurance costs associated with increased levels of short-term brokered deposits in anticipation of the acquisition of deposits from Nationwide Bank. In the fiscal year ended June 30, 2019 the other costs are due to a $15.3 million bad debt expense related to a correspondent customer of our clearing broker-dealer. Adjusted earnings per diluted common share (“adjusted EPS”), a non-GAAP financial measure, is calculated by dividing non-GAAP adjusted earnings by the average number of diluted common shares outstanding during the period. We believe the non-GAAP measures of adjusted earnings and adjusted EPS provide useful information about the Bank’s operating performance. We believe excluding the non-recurring acquisition related costs, excessive FDIC expense, and other costs provides investors with an alternative understanding of Axos’ core business.
Below is a reconciliation of net income, the nearest compatible GAAP measure, to adjusted earnings and adjusted EPS (Non-GAAP) for the periods shown:

	For Twelve Months Ended June 30,
(Dollars in thousands, except per share amounts)	2020	2019	2018
Net income	$183,438	$155,131	$152,411
Acquisition-related costs	10,108	6,714	1,470
Excess FDIC expense	—	1,111	—
Other costs	—	15,299	—
Income taxes	(3,048)	(6,267)	(535)
Adjusted earnings (Non-GAAP)	$190,498	$171,988	$153,346
Adjusted EPS (Non-GAAP)	$3.10	$2.75	$2.39
We define “tangible book value,” a non-GAAP financial measure, as book value adjusted for goodwill and other intangible assets. Tangible book value is calculated using common stockholders’ equity minus mortgage servicing rights, goodwill and other intangible assets. Tangible book value per common share, a non-GAAP financial measure, is calculated by dividing tangible book value by the common shares outstanding at the end of the period. We believe tangible book value per common share is useful in evaluating the Company’s capital strength, financial condition, and ability to manage potential losses.
Below is a reconciliation of total stockholders’ equity, the nearest compatible GAAP measure, to tangible book value (Non-GAAP) as of the dates indicated:

	At the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2020	2019	2018	2017	2016
Total stockholders’ equity	$1,230,846	$1,073,050	$960,513	$834,247	$683,590
Less: preferred stock	5,063	5,063	5,063	5,063	5,063
Common stockholders’ equity	$1,225,783	$1,067,987	$955,450	$829,184	$678,527
Less: mortgage servicing rights, carried at fair value	10,675	9,784	10,752	7,200	3,943
Less: goodwill and intangible assets	125,389	134,893	67,788	—	—
Tangible common stockholders’ equity (Non-GAAP)	$1,089,719	$923,310	$876,910	$821,984	$674,584
Common shares outstanding at end of period	59,612,635	61,128,817	62,688,064	63,536,244	63,219,392
Tangible book value per common share (Non-GAAP)	$18.28	$15.10	$13.99	$12.94	$10.67

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

	For the Fiscal Years Ended June 30,
	2020			2019			2018
(Dollars in thousands)	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid
Assets:
Loans and leases[2,3]	$10,149,867	$582,748	5.74%	$8,974,820	$525,317	5.85%	$7,893,072	$446,991	5.66%
Interest-earning deposits in other financial institutions	833,612	10,906	1.31%	631,228	13,495	2.14%	807,348	12,450	1.54%
Investment securities	217,598	11,061	5.08%	210,189	13,943	6.63%	209,434	11,335	5.41%
Securities borrowed and margin lending	362,063	16,585	4.58%	173,829	8,746	5.03%	N/A	N/A	—%
Stock of the regulatory agencies	28,776	1,539	5.35%	41,078	3,386	8.24%	61,222	4,298	7.02%
Total interest-earning assets	$11,591,916	$622,839	5.37%	$10,031,144	$564,887	5.63%	$8,971,076	$475,074	5.30%
Non-interest-earning assets	395,789			234,993			100,380
Total assets	$11,987,705			$10,266,137			$9,071,456
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$4,844,700	$66,883	1.38%	$3,906,833	$61,391	1.57%	$4,706,238	$54,013	1.15%
Time deposits	2,482,151	60,033	2.42%	2,322,039	55,689	2.40%	990,635	25,838	2.61%
Securities sold under agreements to repurchase	—	—	—%	—	—	—%	5,575	229	4.11%
Securities loaned	247,420	679	0.27%	221,469	748	0.34%	N/A	N/A	—%
Advances from the FHLB	747,358	11,988	1.60%	1,397,460	32,834	2.35%	1,296,120	22,848	1.76%
Borrowings, subordinated notes and debentures	103,652	5,645	5.45%	104,287	5,620	5.39%	54,522	3,652	6.70%
Total interest-bearing liabilities	8,425,281	145,228	1.72%	7,952,088	156,282	1.97%	7,053,090	106,580	1.51%
Non-interest-bearing demand deposits	1,990,005			1,227,285			1,052,944
Other non-interest-bearing liabilities	397,506			76,651			68,361
Stockholders’ equity	1,174,913			1,010,113			897,061
Total liabilities and stockholders’ equity	$11,987,705			$10,266,137			$9,071,456
Net interest income		$477,611			$408,605			$368,494
Interest rate spread[4]			3.65%			3.66%			3.79%
Net interest margin[5]			4.12%			4.07%			4.11%
1 Average balances are obtained from daily data.
2 Loans and leases include loans held for sale, loan and lease premiums, discounts and unearned fees.
3 Interest income includes reductions for amortization of loan and lease and investment securities premiums and earnings from accretion of discounts and loan and lease fees. Loan and lease fee income is not significant. Also includes $28.0 million as of June 30, 2020, $28.7 million as of June 30, 2019 and $29.3 million as of June 30, 2018 of loans that qualify for Community Reinvestment Act credit which are taxed at a reduced rate.
4 Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
5 Net interest margin represents net interest income as a percentage of average interest-earning assets.

RESULTS OF OPERATIONS
Our results of operations depend on our net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Our net interest income has increased as a result of the growth in our interest earning assets and is subject to competitive factors in online banking and other markets. Our net interest income is reduced by our estimate of loss provisions for our loan and lease portfolio. We also earn non-interest income primarily from mortgage banking activities, banking products and service activity, our Securities Business, prepaid card fee income, prepayment fee income from multifamily borrowers who repay their loans before maturity and from gains on sales of other loans and investment securities. Losses on investment securities reduce non-interest income. The largest component of non-interest expense is salary and benefits, which is a function of the number of personnel, which increased to 1099 full-time equivalent employees at June 30, 2020, from 1007 full time employees at June 30, 2019. We are subject to federal and state income taxes, and our effective tax rates were 30.15%, 27.10% and 36.42% for the fiscal years ended June 30, 2020, 2019, and 2018, respectively. Other factors that affect our results of operations include expenses relating to data processing, advertising, depreciation, occupancy, professional services, and other miscellaneous expenses.

COMPARISON OF THE FISCAL YEARS ENDED JUNE 30, 2020 AND JUNE 30, 2019
Net Interest Income. Net interest income totaled $477.6 million for the fiscal year ended June 30, 2020 compared to $408.6 million for the fiscal year ended June 30, 2019. The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); and (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume). The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

	Fiscal Year Ended June 30, 2020 vs 2019
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Increase (decrease) in interest income:
Loans and leases	$67,483	$(10,052)	$57,431
Federal funds sold
Interest-earning deposits in other financial institutions	3,570	(6,159)	(2,589)
Investment securities	476	(3,358)	(2,882)
Securities borrowed and margin lending	8,686	(847)	7,839
Stock of the regulatory agencies	(851)	(996)	(1,847)
Total increase (decrease) in interest income	$79,364	$(21,412)	$57,952
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$13,522	$(8,030)	$5,492
Time deposits	3,876	468	4,344
Securities loaned	87	(156)	(69)
Advances from the FHLB	(12,364)	(8,482)	(20,846)
Other borrowings	(35)	60	25
Total increase (decrease) in interest expense	$5,086	$(16,140)	$(11,054)
Interest Income. Interest income for the fiscal year ended June 30, 2020 totaled $622.8 million, an increase of $58.0 million, or 10.3%, compared to $564.9 million in interest income for the fiscal year ended June 30, 2019 primarily due to growth in volume of interest-earning assets from loan originations, primarily from commercial & industrial lending and a full year of securities borrowed and margin lending from our new securities segment. Average interest-earning assets for the fiscal year ended June 30, 2020 increased by $1,560.8 million compared to the fiscal year ended June 30, 2019 primarily due to loan and lease originations for investment which totaled $6,798.0 million during the year ended June 30, 2020. Yields on loans and leases decreased by 11 basis points to 5.74% for the fiscal year ended June 30, 2020, primarily due to declines in market interest rates. For the fiscal year ended June 30, 2020, the growth in average balances contributed additional interest income of $79.4 million, which was partially offset by a $21.4 million decrease in interest income due to declines in market interest rates. The average yield earned on our interest-earning assets decreased to 5.37% for the fiscal year ended June 30, 2020, compared to 5.63% in 2019 primarily due to the decrease in rate from loans and leases. As a result of the Federal Reserve decisions to decrease the Fed Funds rate during the year, the rates earned on our adjustable-rate loans declined and the rates on newly originated loans declined.

.
Interest Expense. Interest expense totaled $145.2 million for the fiscal year ended June 30, 2020, a decrease of $11.1 million, or 7.1% compared to $156.3 million in interest expense during the fiscal year ended June 30, 2019, due primarily to a $762.7 million increase in non-interest bearing deposits and decreased rates on deposits and advances, as a result of the Federal Reserve decisions to decrease the Fed Funds rate over the year, partially offset by greater volume of deposits due to growth. The average rate paid on all of our interest-bearing liabilities decreased to 1.72% for the fiscal year ended June 30, 2020 from 1.97% for the fiscal year ended June 30, 2019, due primarily to decreased rates on deposits and advances from FHLB. Average interest-bearing liabilities for the fiscal year ended June 30, 2020 increased $473.2 million compared to fiscal 2019. The average rate on interest-bearing deposits decreased to 1.38% from 1.57% due to decreases in prevailing deposit rates across the industry. The rates on advances from the FHLB also decreased to 1.60% from 2.35% due primarily to the Fed rate decreases. The average rate on time deposits increased to 2.42% for the fiscal year ended June 30, 2020 from 2.40% for the fiscal year ended June 30, 2019, due to changes in the mix of time deposits. Average FHLB advances for the fiscal year ended June 30, 2020 decreased $650.1 million, or 46.5% compared to fiscal 2019. The average non-interest-bearing demand deposits were $1,990.0 million for the fiscal year ended June 30, 2020, up from $1,227.3 million, representing an increase of $762.7 million.
Provision for Loan and Lease Losses. Provision for loan and lease losses was $42.2 million for the fiscal year ended June 30, 2020 and $27.4 million for fiscal 2019. The increase in provision was primarily due to additional provisions for changes in economic and business conditions resulting from the COVID-19 pandemic, overall loan portfolio growth, and changes in the loan mix. The provisions are made to maintain our allowance for loan and lease losses at levels which management believes to be adequate. The assessment of the adequacy of our allowance for loan and lease losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, loss history and changes in the volume and mix of loans and collateral values.
See “Asset Quality and Allowance for Loan and Lease Losses” for discussion of our allowance for loan and lease losses and the related loss provisions.
Non-interest Income. The following table sets forth information regarding our non-interest income:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2020	2019
Realized gain on securities:	$—	$709
Unrealized loss on securities:
Total impairment losses	—	(1,666)
Loss (gain) recognized in other comprehensive income	—	845
Total unrealized loss on securities	$—	$(821)
Prepayment penalty fee income	5,993	5,851
Gain on sale – other	6,871	6,160
Mortgage banking income	20,646	5,267
Broker-dealer fee income	23,210	11,737
Banking and service fees	46,267	53,854
Total non-interest income	$102,987	$82,757
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
Non-interest income totaled $103.0 million for the fiscal year ended June 30, 2020 compared to non-interest income of $82.8 million for fiscal 2019. The increase was primarily the result of an increase of $15.4 million in mortgage banking income, resulting from an increase in originations of loans held-for-sale increased due to the decline in market interest rates, an increase of $11.5 million in broker-dealer fee income from a full year of our securities segment, an increase in net unrealized loss on securities of $0.8 million, a $0.7 million increase in gain on sale-other, and increased levels of prepayment penalty fee income of $0.1 million, partially offset by a decrease of $7.6 million in banking and service fees due to trustee and fiduciary services and a decrease in realized gain on sale of securities of $0.7 million. Banking and service fees includes H&R Block-branded product fees, deposit fees, fee income from prepaid card sponsors, and certain C&I loan fees. The primary non-interest income-generating H&R Block products and services that led to the increased banking and service fees are EPC and RT. For the fiscal year ended June 30, 2020, EPC was flat at $7.8 million compared to fiscal 2019. For the fiscal year ended June 30, 2020, RT decreased $0.8 million to $11.5 million from $12.3 million for fiscal 2019.
Because the Company’s total assets exceeded $10 billion on December 31, 2019, the Durbin Amendment applied to us starting July 1, 2020. The Durbin Amendment will reduce the amount of interchange fees that we can charge and could adversely affect our fee-sharing prepaid card partnerships. In particular, in July 2020, H&R Block exercised its right to terminate the Program Management Agreement prior to its expiration in June 30, 2022, because Axos Bank did not agree to compensate H&R Block for the reduction in interchange fees that H&R Block would receive from the Emerald Card® in 2021 and 2022 due to the application of the Durbin Amendment. As a result of this termination, assuming (A) the transaction volumes of activity for Emerald Card, Emerald Advance and Refund Transfer products for fiscal 2021 are similar to fiscal 2020 and (B) there are no payments to the Company for transition services performed for H&R Block or the new bank, the potential impact on our operating results would be a reduction in net operating income (revenue, less expense, less income tax) for Emerald Card, Emerald Advance and Refund Transfer Products and administrative fees of approximately $21.0 million or $0.35 per diluted share for fiscal 2021. H&R Block has also elected to use another bank for Refund Advance, and assuming (ii) the transaction volumes and pricing for the Refund Advance product for fiscal 2021 would have been similar to fiscal 2020 and (iii) there are no payments to Axos Bank for transition services performed for H&R Block or the new bank, the potential impact on our operating results would be an additional reduction in net operating income (revenue, less expense, less income tax) for Refund Advance of approximately $10.0 million or $0.17 per diluted share for fiscal 2021.
Included in gain on sale – other are sales of unsecured and secured consumer and business loans originated through introductions from our third-party partner relationships, for example H&R Block-branded Emerald Advance, and sales of structured settlement annuity and state lottery receivables. We engage in the wholesale and retail purchase of state lottery prize and structured settlement annuity payments. These payments are high credit quality deferred payment receivables having a state lottery commission or investment grade (top two tiers) insurance company payor. The Bank originates contracts for the retail purchase of such payments and classifies these under the heading of Factoring in the loan portfolio. Factoring yields are typically higher than mortgage loan rates. Typically, the gain received upon sale of these payment streams is greater than the gain received from an equivalent amount of mortgage loan sales. Since 2013, pools of structured settlement receivables are originated for sale from time to time depending upon management’s assessment of interest rate risk, liquidity, and offers containing favorable terms and, if originated for sale, would be classified on our balance sheet as loans held for sale.
Non-interest Expense. The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2020	2019
Salaries and related costs	$144,341	$127,433
Data processing	30,671	24,150
Depreciation and amortization	24,443	16,471
Advertising and promotional	14,523	14,710
Occupancy and equipment	12,059	8,571
Professional services	11,095	11,916
Broker-dealer clearing charges	8,210	2,822
FDIC and regulator fees	5,538	9,005
General and administrative expenses	24,886	36,128
Total non-interest expense	$275,766	$251,206
Non-interest expense totaled $275.8 million for the fiscal year ended June 30, 2020, an increase of $24.6 million compared to fiscal 2019. Salaries and related costs increased $16.9 million, or 13.3%, in fiscal 2020 primarily due to the staffing additions from the aforementioned acquisitions and increased staffing levels to support growth in the Banking segment, specifically for deposits, lending, information technology infrastructure development, and compliance activities. Our staff increased to 1099 from 1007 or 9.14% between fiscal 2020 and 2019 and increased to 1007 from 801 or 25.72% between fiscal 2019 and 2018.
Data processing increased $6.5 million, primarily due to the acquisitions in our Securities Business segment and enhancements to customer interfaces and the Bank’s core processing system.
Depreciation and amortization, increased $8.0 million primarily due to the amortization of intangibles from recent acquisitions, depreciation on lending and deposit platform enhancements and infrastructure development.

Advertising and promotion expense decreased $0.2 million, primarily due to decreased mortgage lead generation and deposit marketing costs as well as by a reduction of costs from the fiscal 2019 rebranding.
Occupancy and equipment expense increased $3.5 million, in order to support increased deposit and loan production and additions from our Securities Business.
Professional services, which include accounting and legal fees, decreased $0.8 million in fiscal 2020 compared to 2019. The decrease in professional services was primarily due to decreased legal and consulting expenses.
Broker-dealer clearing charges were $8.2 million for the fiscal year ended June 30, 2020. The increase was attributable full period costs compared to the 2019 periods as the Securities Business was acquired part way through the fiscal year in late January 2019.
The Federal Deposit Insurance Corporation (“FDIC”) and OCC standard regulatory charges decreased by $3.5 million in fiscal 2020 compared to fiscal 2019. The decrease was a result of a small bank assessment credits received from the FDIC. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.
General and administrative expenses decreased by $11.2 million in fiscal 2020 compared to 2019. The decrease was primarily due to a prior year non-recurring charge of $15.3 million in our Securities Business for an impaired and uncollectible receivable.
Income Tax Expense. Income tax expense was $79.2 million for the fiscal year ended June 30, 2020 compared to $57.7 million for fiscal 2019. Our effective tax rates were 30.15% and 27.10% for the fiscal years ended June 30, 2020 and 2019, respectively.
As of June 30, 2020, the Company determined that certain stock-based compensation awards would not be granted under the plan, and the deferred tax assets related to these awards will not be realized. Accordingly, the Company wrote-off $6.8 million of stock-based compensation deferred tax asset, resulting in a $2.0 million increase in tax expense for fiscal 2020.
During the year ended June 30, 2019, the Company acquired COR Securities Holdings. The Company recognized a deferred tax liability benefit of $2.2 million.
The Company received federal and state tax credits for the years ended June 30, 2020, 2019, and 2018, respectively. These tax credits reduced the effective tax rate by approximately 0.77%, 1.55%, and 2.38% respectively.
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

	Fiscal Year Ended June 30, 2020
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$464,448	$16,630	$(3,467)	$477,611
Provision for loan losses	42,200	—	—	42,200
Non-interest income	80,374	24,817	(2,204)	102,987
Non-interest expense	216,895	43,525	15,346	275,766
Income before taxes	$285,727	$(2,078)	$(21,017)	$262,632

	Fiscal Year Ended June 30, 2019
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$404,500	$7,564	$(3,459)	$408,605
Provision for loan losses	27,350	—	—	27,350
Non-interest income	70,917	12,071	(231)	82,757
Non-interest expense	192,588	34,430	24,188	251,206
Income before taxes	$255,479	$(14,795)	$(27,878)	$212,806
Banking Business
For the fiscal year ended June 30, 2020, we had pre-tax income of $285.7 million compared to pre-tax income of $255.5 million for the fiscal year ended June 30, 2019. For the fiscal year ended June 30, 2020, the increase in pre-tax income was primarily related to increased net interest income due to loan and deposit growth.
We consider the ratios shown in the table below to be key indicators of the performance of our Banking Business segment:

	Fiscal Year Ended
	June 30, 2020	June 30, 2019
Efficiency ratio	39.81%	40.51%
Return on average assets	1.78%	1.83%
Interest rate spread	3.72%	3.72%
Net interest margin	4.19%	4.14%
Our Banking segment’s net interest margin exceeds our consolidated net interest margin. Our consolidated net interest margin includes certain items that are not reflected in the calculation of our net interest margin within our Banking Business and reduce our consolidated net interest margin, such as the borrowing costs at our Holding Company and the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in our Securities Business, including items related to securities financing operations.

The following table presents our Banking segment’s information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the twelve months ended June 30, 2020 and 2019:

	For the Fiscal Years Ended June 30,
	2020			2019
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid	Average Balance[1]	Interest Income/Expense	Average Yields Earned/Rates Paid
Assets:
Loans and Leases[2,3]	$10,122,818	$581,518	5.74%	$8,974,624	$525,307	5.85%
Interest-earning deposits in other financial institutions	700,659	8,839	1.26%	540,047	12,285	2.27%
Investment securities[3]	235,893	11,661	4.94%	208,234	13,929	6.69%
Stock of the regulatory agencies, at cost	25,696	1,532	5.96%	40,000	3,378	8.45%
Total interest-earning assets	11,085,066	603,550	5.44%	9,762,905	554,899	5.68%
Non-interest-earning assets	188,625			189,802
Total Assets	$11,273,691			$9,952,707
Liabilities and Stockholder's Equity:
Interest-bearing demand and savings	$4,864,591	$67,070	1.38%	$3,964,429	$61,845	1.56%
Time deposits	2,482,151	60,033	2.42%	2,322,039	55,689	2.40%
Advances from the FHLB	747,358	11,988	1.60%	1,397,460	32,834	2.35%
Borrowings, subordinated notes and debentures	3,092	11	0.36%	1,112	31	2.70%
Total interest-bearing liabilities	$8,097,192	$139,102	1.72%	$7,685,040	$150,399	1.96%
Non-interest-bearing demand deposits	2,000,755			1,236,508
Other non-interest-bearing liabilities	85,951			58,004
Stockholder's equity	1,089,793			973,155
Total Liabilities and Stockholders' Equity	$11,273,691			$9,952,707
Net interest income		$464,448			$404,500
Interest rate spread[4]			3.72%			3.72%
Net interest margin[5]			4.19%			4.14%

[1]	Average balances are obtained from daily data.

[2]	Loans and leases include loans held for sale, loan premiums and unearned fees.

[3]
Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans and leases include average balances of $28.0 million and $28.7 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2020 and 2019 twelve-month periods, respectively.

[4]	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

[5]	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Net Interest Income. Net interest income totaled $464.4 million for the fiscal year ended June 30, 2020 compared to $404.5 million for the fiscal year ended June 30, 2019. The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); and (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume). The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

	Fiscal Year Ended June 30, 2020 vs 2019
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Increase (decrease) in interest income:
Loans and leases	$66,222	$(10,011)	$56,211
Federal funds sold		—
Interest-earning deposits in other financial institutions	2,990	(6,436)	(3,446)
Investment securities	1,690	(3,958)	(2,268)
Stock of the regulatory agencies	(1,012)	(834)	(1,846)
Total increase (decrease) in interest income	$69,890	$(21,239)	$48,651
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$12,928	$(7,703)	$5,225
Time deposits	3,876	468	4,344
Advances from the FHLB	(12,364)	(8,482)	(20,846)
Other borrowings	21	(41)	(20)
Total increase (decrease) in interest expense	$4,461	$(15,758)	$(11,297)
The Banking segment’s net interest income for the fiscal year ended June 30, 2020 totaled $464.4 million, an increase of 14.8%, compared to net interest income of $404.5 million for the fiscal year ended June 30, 2019. The growth of net interest income is primarily due to increased volume of loans and leases, partially offset by decreased average yields earned on interest-earning assets and increased levels of interest-bearing demand and savings.
The Banking segment’s non-interest income increased $9.5 million from $70.9 million to $80.4 million for the fiscal year ended June 30, 2019 compared to the fiscal year ended June 30, 2020. The increase in non-interest income for the fiscal year ended June 30, 2020, was primarily the result of an increase in mortgage banking income of $14.6 million, a decrease in net unrealized loss on securities of $0.8 million, a $0.7 million increase in gain on sale-other and an increase of $0.1 million in prepayment penalty fee income, partially offset by a decrease of $6.1 million in banking and service fees and a decrease in realized gain on sale of securities of $0.7 million. Banking and service fees includes H&R Block-branded product fees, deposit fees, fee income from prepaid card sponsors, and certain C&I loan fees. EPC and RT, our primary non-interest income-generating H&R Block products and services, are categorized in banking and service fees. For the fiscal year ended June 30, 2020, EPC was flat at $7.8 million compared to fiscal 2019. For the fiscal year ended June 30, 2020, RT decreased $0.8 million to $11.5 million from $12.3 million for fiscal 2019.
Non-interest expense totaled $216.9 million for the fiscal year ended June 30, 2020, an increase of $24.3 million compared to fiscal 2019. Salaries and related costs increased $15.4 million, or 16.0%, in fiscal 2020 due to increased staffing levels to support growth in staffing for lending, information technology infrastructure development, regulatory compliance, and the trustee and fiduciary services, a $6.4 million increase in depreciation and amortization for amortization of fiduciary services intangibles and systems enhancements, a $3.0 million increase in occupancy expense, a $2.9 million increase in data processing expense for loan and deposit systems enhancements, and a $2.0 million increase in other and general expense, partially offset by a decrease of $3.8 million in FDIC and OCC standard regulatory charges due a small bank assessment credit received from the FDIC, and a $1.2 million decrease in professional services.

Securities Business
For the fiscal year ended June 30, 2020, our Securities Business segment had a loss before taxes of $2.1 million. The Securities Business segment was created as a result of acquisitions during fiscal 2019; therefore, comparisons are limited in meaning, since the Securities Business was only part of the consolidated organization for five months of fiscal 2019. For the fiscal year ended June 30, 2019, the $14.8 million loss was primarily due to a $15.3 million bad debt expense related to a correspondent customer of our clearing broker-dealer.
The following table provides our Securities Business operating results:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2020	2019
Net interest income	16,630	$7,564
Non-interest income	24,817	12,071
Non-interest expense	43,525	34,430
Income (Loss) before income taxes	$(2,078)	$(14,795)
Net interest income for the fiscal year ended June 30, 2020, was $16.6 million. Net interest income for the fiscal year ended June 30, 2019 was $7.6 million. In the Securities business, interest is earned on margin loan balances, securities borrowed, and cash deposit balances. Interest expense is incurred from cash borrowed through bank lines and securities lending.
Non-interest income during the fiscal year ended June 30, 2020, was $24.8 million, the result of $8.2 million of clearing and custodial related fees, $7.9 million of Correspondent fees, $6.3 million in fees earned on FDIC insured bank deposits, and $2.4 million of clearing technology services. Non-interest income during the fiscal year ended June 30, 2019 was $12.1 million, the result of $8.9 million of clearing and custodial related fees and $3.1 million in fees earned on FDIC insured bank deposits.
Non-interest expense was $43.5 million during the fiscal year ended June 30, 2020. Total non-interest expense included salaries and related costs of $18.5 million, broker-dealer clearing charges of $8.2 million, data processing of $5.5 million, other and general expenses of $3.8 million, professional services of $2.9 million and depreciation and amortization of $2.6 million.
Non-interest expense during the fiscal year ended June 30, 2019 was $34.4 million. Total non-interest expense included other and general expense of $16.4 million (of which $15.3 million was bad debt expense related to a correspondent customer of our clearing broker-dealer), salaries and related costs of $8.3 million, professional services of $3.0 million, broker-dealer clearing charges of $2.8 million and data processing and internet expenses of $2.1 million.
Selected information concerning Axos Clearing LLC follows as of or for the three months ended:

	June 30,
(Dollars in thousands)	2020	2019
Compensation as a % of net revenue	39.2%	35.0%
FDIC insured program balances at the Bank (end of period)	$450,251	$341,576
Customer margin balances (end of period)	$206,702	$189,193
Customer funds on deposit, including short credits (end of period)	$194,042	$206,469

Clearing:
Total tickets	1,228,635	595,962
Correspondents (end of period)	61	62

Securities lending:
Interest-earning assets – stock borrowed (end of period)	$222,368	$144,706
Interest-bearing liabilities – stock loaned (end of period)	$255,945	$198,356
COMPARISON OF THE FISCAL YEARS ENDED JUNE 30, 2019 AND JUNE 30, 2018
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

	Fiscal Year Ended June 30, 2019 vs 2018
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Increase (decrease) in interest income:
Loan and Leases	$62,915	$15,411	$78,326
Federal funds sold		—
Interest-earning deposits in other financial institutions	(3,102)	4,147	1,045
Investment securities	41	2,567	2,608
Securities borrowed and margin lending	8,746	—	8,746
Stock of the regulatory agencies	(1,574)	662	(912)
Total increase (decrease) in interest income	$67,026	$22,787	$89,813
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$(10,207)	$17,585	$7,378
Time deposits	32,090	(2,239)	29,851
Securities sold under agreements to repurchase	(229)	—	(229)
Securities loaned	748		748
Advances from the FHLB	1,889	8,097	9,986
Other borrowings	2,797	(829)	1,968
Total increase/(decrease) in interest expense	$27,088	$22,614	$49,702
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

See “Asset Quality and Allowance for Loan and Lease Losses” for discussion of our allowance for loan and lease losses and the related loss provisions.
Non-interest Income. The following table sets forth information regarding our non-interest income:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2019	2018
Realized gain on securities:	$709	$(18)
Unrealized loss on securities:
Total impairment losses	(1,666)	(6,271)
Loss (gain) recognized in other comprehensive income	845	6,115
Total unrealized loss on securities	$(821)	$(156)
Prepayment penalty fee income	5,851	3,862
Gain on sale-other	6,160	5,734
Mortgage banking income	5,267	13,755
Broker-dealer fee income	11,737	—
Banking and service fees	53,854	47,764
Total non-interest income	$82,757	$70,941
Non-interest income totaled $82.8 million for the fiscal year ended June 30, 2019 compared to non-interest income of $70.9 million for fiscal 2018. The increase was primarily the result of an increase of $11.7 million in broker-dealer fee income from our new securities segment, an increase of $6.1 million in banking and service fees due to trustee and fiduciary services, increased levels of prepayment penalty fee income of $2.0 million, an increase in realized gain on sale of securities of $0.7 million, a $0.4 million increase in gain on sale-other, partially offset by a decrease in mortgage banking income of $8.5 million, and an increase in net unrealized loss on securities of $0.7 million. Banking and service fees includes H&R Block-branded product fees, deposit fees, fee income from prepaid card sponsors, and certain C&I loan fees. The primary non-interest income-generating H&R Block products and services that led to the increased banking and service fees are EPC and RT. For the fiscal year ended June 30, 2019, EPC decreased $0.2 million to $7.8 million from $8.0 million compared to fiscal 2018. For the fiscal year ended June 30, 2019, RT decreased $0.2 million to $12.3 million from $12.5 million compared to fiscal 2018.
Non-interest Expense. The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2019	2018
Salaries and related costs	$127,433	$100,975
Data processing and internet	24,150	17,400
Advertising and promotional	14,710	15,500
Depreciation and amortization	16,471	8,574
Occupancy and equipment	8,571	6,063
Professional services	11,916	5,280
FDIC and regulator fees	9,005	4,860
Broker-dealer clearing charges	2,822	—
General and administrative	36,128	15,284
Total non-interest expense	$251,206	$173,936
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
The change in Federal Deposit Insurance Corporation (“FDIC”) and OCC standard regulatory charges increased by $4.1 million in fiscal 2019 compared to fiscal 2018. As a result of the overall growth of the Bank’s average liabilities. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.
Broker-dealer clearing charges were $2.8 million for the fiscal year ended June 30, 2019. These expenses are related to the cost associated with introducing broker-dealer customer trades in our Securities Business.
General and administrative expenses increased by $20.8 million in fiscal 2019 compared to 2018. The increases were primarily due to a $15.3 million increase in our Securities Business bad debt reserve in order to cover potential losses resulting from unauthorized securities trades at a correspondent customer, costs to support loan and deposit production and increased insurance costs.
Income Tax Expense. Income tax expense was $57.7 million for the fiscal year ended June 30, 2019 compared to $87.3 million for fiscal 2018. Our effective tax rates were 27.10% and 36.42% for the fiscal years ended June 30, 2019 and 2018, respectively.
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

	For the Fiscal Years Ended June 30,
	2019			2018
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid	Average Balance[1]	Interest Income/Expense	Average Yields Earned/Rates Paid
Assets:
Loans and Leases[2,3]	$8,974,624	$525,307	5.85%	$7,893,047	$446,989	5.66%
Interest-earning deposits in other financial institutions	540,047	12,285	2.27%	807,348	12,450	1.54%
Investment securities[3]	208,234	13,929	6.69%	209,412	11,332	5.41%
Stock of the regulatory agencies, at cost	40,000	3,378	8.45%	61,222	4,292	7.01%
Total interest-earning assets	$9,762,905	$554,899	5.68%	$8,971,029	$475,063	5.30%
Non-interest-earning assets	189,802			93,109
Total Assets	$9,952,707			$9,064,138
Liabilities and Stockholder's Equity:
Interest-bearing demand and savings	$3,964,429	$61,845	1.56%	$4,764,859	$54,481	1.14%
Time deposits	2,322,039	55,689	2.40%	990,635	25,838	2.61%
Securities sold under agreements to repurchase	—	—	—%	5,575	229	4.11%
Advances from the FHLB	1,397,460	32,834	2.35%	1,296,120	22,848	1.76%
Borrowings, subordinated notes and debentures	1,112	31	2.70%	97	4	4.12%
Total interest-bearing liabilities	$7,685,040	$150,399	1.96%	$7,057,286	$103,400	1.47%
Non-interest-bearing demand deposits	1,236,508			1,056,413
Other non-interest-bearing liabilities	58,004			65,289
Stockholder's equity	$973,155			$885,150
Total Liabilities and Stockholders' Equity	$9,952,707			$9,064,138
Net interest income		$404,500			$371,663
Interest rate spread[4]			3.72%			3.83%
Net interest margin[5]			4.14%			4.14%

[1]	Average balances are obtained from daily data.

[2]	Loans and leases include loans held for sale, loan premiums and unearned fees.

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

Net Interest Income. Net interest income totaled $404.5 million for the fiscal year ended June 30, 2019 compared to $371.7 million for the fiscal year ended June 30, 2018. The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); and (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume). The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

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
The Banking segment’s non-interest income increased $0.1 million from $70.8 million to $70.9 million for the fiscal year ended June 30, 2019 compared to the fiscal year ended June 30, 2018. The increase in non-interest income for the fiscal year ended June 30, 2019, was primarily the result of an increase of $4.6 million in banking and service fees primarily due to fee income from our trustee and fiduciary services, an increase of $2.0 million in prepayment penalty fee income, an increase in realized gain on sale of securities of $0.9 million, a $0.4 million increase in gain on sale-other, partially offset by a decrease in mortgage banking income of $7.2 million, and an increase in net unrealized loss on securities of $0.7 million. Banking and service fees includes H&R Block-branded product fees, deposit fees, fee income from prepaid card sponsors, and certain C&I loan fees. EPC and RT, our primary non-interest income-generating H&R Block products and services, are categorized in banking and service fees. For the fiscal year ended June 30, 2019, EPC decreased $0.2 million to $7.8 million from $8.0 million for fiscal 2018. For the fiscal year ended June 30, 2019, RT decreased $0.2 million to $12.3 million from $12.5 million for fiscal 2018.
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
The following table provides our Securities Business operating results:

Year Ended
(Dollars in thousands)	June 30, 2019
Net interest income	$7,564
Non-interest income	12,071
Non-interest expense	34,430
Income (Loss) before income taxes	$(14,795)
Net interest income during the fiscal year ended June 30, 2019 was $7.6 million. In the Securities Business, interest is earned on margin loan balances, securities borrowed, and cash deposit balances. Interest expense is incurred from cash borrowed through bank lines and securities lending.
Non-interest income during the fiscal year ended June 30, 2019 was $12.1 million, the result of $8.9 million of clearing and custodial related fees and $3.1 million in fees earned on FDIC insured bank deposits.
Non-interest expense during the fiscal year ended June 30, 2019 was $34.4 million. Total non-interest expense included other and general expense of $16.4 million (of which $15.3 million was bad debt expense related to a correspondent customer of our clearing broker-dealer), salaries and related costs of $8.3 million, professional services of $3.0 million, broker-dealer clearing charges of $2.8 million and data processing and internet expenses of $2.1 million.
Selected information concerning Axos Clearing LLC follows:

(Dollars in thousands)	As of or for the Three Months ended June 30, 2019
Compensation as a % of net revenue	35.0%
FDIC insured program balances at the Bank (end of period)	$341,576
Customer margin balances (end of period)	$189,193
Customer funds on deposit, including short credits (end of period)	$206,469

Clearing:
Total tickets	595,962
Correspondents (end of period)	62

Securities lending:
Interest-earning assets – stock borrowed (end of period)	$144,706
Interest-bearing liabilities – stock loaned (end of period)	$198,356
COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2020 AND JUNE 30, 2019
Our total assets increased $2.6 billion, or 23.5%, to $13.9 billion, as of June 30, 2020, up from $11.2 billion at June 30, 2019. The loan and lease portfolio increased $1.2 billion on a net basis, primarily from portfolio loan and lease originations of $6.8 billion, less principal repayments and other adjustments of $5.5 billion. Total cash increased by $1.1 billion primarily from growth of deposits. Total liabilities increased by $2.5 billion or 24.4%, to $12.6 billion at June 30, 2020, up from $10.1 billion at June 30, 2019. The increase in total liabilities resulted primarily from growth in deposits of $2.4 billion, primarily in demand and savings accounts.
Stockholders’ equity increased by $157.8 million, or 14.7%, to $1.2 billion at June 30, 2020, up from $1.1 billion at June 30, 2019. The increase was the result of $183.4 million in net income for the fiscal year, $14.5 million vesting and issuance of RSUs and stock-based compensation expense, partially offset by $38.9 million in stock repurchases, $1.0 million unrealized gain in other comprehensive income, net of tax, and $0.3 million in dividends declared on preferred stock. As of June 30, 2020, the Company has repurchased a total of $38.9 million, or 1,970,464.0 common shares at an average price of $19.72 per share with $69.5 million remaining under the board authorized stock repurchase program.
ASSET QUALITY AND ALLOWANCE FOR LOAN AND LEASE LOSSES
Non-performing loans and leases and foreclosed assets or “non-performing assets” consisted of the following:

	At June 30,
(Dollars in thousands)	2020	2019	2018	2017	2016
Non-performing assets:
Non-accrual loans and leases:
Single family real estate secured:
Mortgage	$84,030	$46,005	$28,462	$23,393	$28,433
Multifamily real estate secured	530	2,108	232	4,255	2,218
Commercial real estate secured	2,895	—	—	—	254
Total non-accrual loans secured by real estate	87,455	48,113	28,694	27,648	30,905
Auto and recreational vehicle secured	202	115	60	157	278
Commercial & Industrial	213	—	2,361	314	—
Other	71	216	111	274	676
Total non-performing loans and leases	87,941	48,444	31,226	28,393	31,859
Foreclosed real estate	6,114	7,449	9,385	1,353	207
Repossessed vehicles	294	36	206	60	45
Total non-performing assets	$94,349	$55,929	$40,817	$29,806	$32,111
Total non-performing loans and leases as a percentage of total loans and leases	0.82%	0.51%	0.37%	0.38%	0.50%
Total non-performing assets as a percentage of total assets	0.68%	0.50%	0.43%	0.35%	0.42%
Our non-performing assets increased to $94.3 million at June 30, 2020 from $55.9 million at June 30, 2019. The increase in non-performing assets during the fiscal year ended June 30, 2020 was substantially comprised of an increase in non-performing loans and leases of $39.5 million. Non-performing assets as a percentage of total assets increased to 0.68% at June 30, 2020 from 0.50% at June 30, 2019. The increase in non-performing assets during the fiscal year ended June 30, 2019 compared to June 30, 2018 was comprised of an increase in non-performing loans and leases of $17.2 million.
The increase in non-performing loans and leases is primarily the result of increased single family residential real estate secured loans as a result of the economic deterioration during the year ended June 30, 2020. Approximately 95.55% of the Bank’s nonaccrual loans and leases are single family first mortgages, that have a loan-to-value ratio of 55.57%.
We have experienced growth in our non-performing single family mortgage loans over the last five years; however, we believe that the write-downs taken as of June 30, 2020 on these non-performing loans and the low average LTVs on the balance of our single family mortgage real estate loans in our portfolio make our future risk of loss better than other banks with significant exposure to real estate loans. If average nationwide residential housing values decline or if nationwide unemployment increases, we are likely to experience growth in the level of our non-performing loans and leases, foreclosed real estate and repossessed vehicles in future periods.
For discussion of the COVID-19 impact on our assets and our actions taken, see the beginning of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Allowance for Loan and Lease Losses. We maintain an allowance for loan and lease losses in an amount that we believe is adequate to provide adequate protection against probable incurred losses in our loan and lease portfolio. We evaluate quarterly the adequacy of the allowance based upon reviews of individual loans and leases, recent loss experience, current economic conditions, risk characteristics of the various categories of loans and leases and other pertinent factors. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance is increased by the provision for loan and lease losses, which is charged against current period operating results. The allowance is decreased by the amount of charge-offs of loans and leases deemed uncollectible and increased by recoveries of loans and leases previously charged off.
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
The allowance for loan and lease losses for the auto and RV loan portfolio at June 30, 2020 was determined by classifying each outstanding loan according to the original FICO score and providing loss rates. The Company had $291.3 million of auto and RV loan balances subject to general reserves as follows: FICO greater than or equal to 770: $126.2 million; 715 – 769: $109.0 million; 700 – 714: $30.5 million; 660 – 699: $23.3 million and less than 660: $2.3 million.
The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the loan-to-value ratio (“LTV”) at date of origination. The allowance for each class is determined by stratifying the outstanding unpaid balance for each loan by the LTV and applying a loss rate. At June 30, 2020, the LTV groupings for each significant mortgage class were as follows:
The Company had $4,160.5 million of single family mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 60%: $2,583.1 million; 61% – 70%: $1,345.3 million; 71% – 80%: $230.8 million; and greater than 80%: $1.3 million.
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
The Company had $2,302.7 million of multifamily mortgage portfolio loan balances subject to general reserves as follows: LTV less than or equal to 55%: $1,265.7 million; 56% – 65%: $640.8 million; 66% – 75%: $387.3 million; 76% – 80%: $6.0 million and greater than 80%: $2.9 million.
Our multifamily loans comprise 21.5% of the gross loan portfolio. The Company has originated multifamily loans since 2002 and has a lifetime loss to average loans ratio of 0.005% in the multifamily portfolio. The Company believes that its historical underwriting experience originating multifamily loans allows the Company to use its historical loss rate as a reasonable indicator of risk. The historic loss or quantitative component of the Company’s general loan loss allowance is supplemented with a qualitative factor including a volume-based adjustment. At June 30, 2020 and June 30, 2019, all of the qualitative components of the general loan loss allowance for multifamily loans accounted for 100% and 100% of the total multifamily allowance, respectively.
The Bank originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. The Bank’s lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Company’s Credit Committee monitors and performs reviews of interest only loans. Adverse trends reflected in the Company’s delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of June 30, 2020, the Company had $1.4 billion of interest only loans and $1.1 million of option ARM mortgage loans. Through June 30, 2020, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.
The Company’s commercial secured portfolio consists of business loans well-collateralized by real estate. The Company had $368.3 million of commercial real estate loan balances subject to general reserves as follows: LTV less than or equal to 50%: $189.1 million; 51% – 60%: $63.6 million; 61% – 70%: $101.7 million; 71% – 80%: $13.9 million and greater than 80%: none.
We believe the weighted average LTV percentage at June 30, 2020 of 55.70% for our entire real estate loan portfolio is lower and more conservative than most banks which has resulted, and is expected to continue to result in the future, in lower average mortgage loan charge-offs when compared to the real estate loan portfolios of other comparable banks.
For the Company’s C&I loans, equipment finance leases and bridge loans, the allowance methodology incorporates a loan level grading system, which generally aligns with the credit rating. Industry loss rates are applied to determine the loss allowance for each of these loans based upon their internal grading. The credit rating incorporates multiple borrower attributes including, but not limited to, underlying collateral and pledged assets, income generated by the property or assets, borrower’s liquidity and access to liquid funds, strength of the borrower’s industry, stability of the borrower’s market, the size of the company, collateral diversity, facility exit strategies and borrower guarantees. Equipment direct finance leases are derecognized from the balance sheet and the net investment in the lease is recorded. This net investment is the sum of the present value of future lease payments and any unguaranteed residual value. Interest income is recorded using the effective interest rate of the lease.
The Company’s other portfolio consists of structured settlements and lottery receivables, factoring receivables, unsecured consumer lending, and seasonal tax-related products. The Company allocates its allowance for loan and lease losses for the structured settlements and lottery receivables, based on the credit quality of the insurance company or state. The Company obtains credit ratings for these entities through agencies such as A.M. Best and allocates an allowance allocation based on these ratings. For the Company’s factoring loans, the allowance methodology takes into consideration qualitative factors which consider the value of the collateral and the financial position of the issuer of the receivables. For the Company’s unsecured consumer lending portfolio, the allowance methodology takes into consideration the credit and financial position of the borrower at the time of origination. The Company obtains grades for each borrower based on financial and credit criteria and allocates an allowance allocation based on these grades.
Seasonal fluctuations in the Other loan classification and its associated allowance for loan and lease losses primarily relate to tax season H&R Block-related loan products (Refund Advance and Emerald Advance). These products are generally short term in nature, in that they are intended to be repaid within a few weeks or months of origination; if they are not repaid timely, they are generally charged off in their entirety at 120 days delinquent, consistent with regulatory guidance for unsecured consumer loan products. Due to the extension of the tax filing deadline and IRS processing delays as a result of the COVID-19 pandemic, we have only charged off $16.4 million during the fiscal year ended June 30, 2020, which represents a portion of the loans consistent with our historic net loss experience. We maintain a balance for these loans that is still in the process of collection due to the IRS processing delays and have allocated general loan loss reserves of $4.3 million to this balance based on our prior years’ gross loss experience with consideration for current year loan performance. While these loans do incur higher proportional default and charge-off rates than the remainder of the Company’s loan and lease portfolio, these asset quality attributes are within expectations of the design of the products.

The following table sets forth the changes in our allowance for loan and lease losses, by portfolio class for the dates indicated:

	Single Family Real Estate Secured:
(Dollars in thousands)	Mortgage	Warehouse	Financing	Multi-family Real Estate Secured	Commercial Real Estate Secured	Auto and RV Secured	Commercial & Industrial	Other	Total	Total Allowance as a % of Total Loans
Balance at June 30, 2015	$13,786	$386	$1,493	$4,363	$1,103	$953	$5,882	$361	$28,327	0.57%
Provision for loan losses	4,906	309	497	(311)	(1,056)	854	1,748	2,753	9,700
Charge-offs	(208)	—	—	(114)	(147)	(339)	—	—	(808)
Transfers to held for sale	—	—	—	—	—	—	—	(2,727)	(2,727)
Recoveries	205	—	—	—	982	147	—	—	1,334
Balance at June 30, 2016	18,689	695	1,990	3,938	882	1,615	7,630	387	35,826	0.56%
Provision for loan and lease losses	2,302	(105)	(282)	323	110	990	2,273	5,450	11,061
Charge-offs	(1,138)	—	—	—	(23)	(433)	—	(3,502)	(5,096)
Transfers to held for sale	—	—	—	—	—	—	—	(1,828)	(1,828)
Recoveries	138	—	—	377	39	207	—	108	869
Balance at June 30, 2017	19,991	590	1,708	4,638	1,008	2,379	9,903	615	40,832	0.55%
Provision for loan and lease losses	614	(67)	136	372	(159)	1,390	6,379	17,135	25,800
Charge-offs	(272)	—	(287)	—	—	(803)	—	(14,617)	(15,979)
Transfers to held for sale	—	—	—	—	—	—	—	(2,307)	(2,307)
Recoveries	49	—	—	—	—	212	—	544	805
Balance at June 30, 2018	20,382	523	1,557	5,010	849	3,178	16,282	1,370	49,151	0.58%
Provision for loan and lease losses	1,305	473	3,774	(1,022)	195	2,605	2,382	17,638	27,350
Charge-offs	(799)	—	—	—	—	(1,156)	(1,149)	(16,559)	(19,663)
Transfers to held for sale	—	—	—	—	—	—	—	(2,356)	(2,356)
Recoveries	407	—	—	109	—	191	—	1,896	2,603
Balance at June 30, 2019	21,295	996	5,331	4,097	1,044	4,818	17,515	1,989	57,085	0.60%
Provision for loan and lease losses	2,682	864	(237)	2,102	412	2,309	9,480	24,588	42,200
Charge-offs	(202)	—	—	—	—	(1,775)	(4,132)	(19,724)	(25,833)
Recoveries	266	—	—	119	—	386	—	1,584	2,355
Balance at June 30, 2020	$24,041	$1,860	$5,094	$6,318	$1,456	$5,738	$22,863	$8,437	$75,807	0.71%
At June 30, 2020, the entire allowance for loan and lease losses for each portfolio class was calculated as a contingent impairment (ASC 450, Contingencies for Gain and Loss). When specific loan and lease impairment analysis is performed and the impairment is either charged-off to the loan and lease loss allowance or, if such loan is a TDR, the impairment is recorded as a specific loan and lease loss allowance.

The following table sets forth our allowance for loan and lease losses by portfolio class:

	At June 30,
	2020		2019		2018		2017		2016
(Dollars in thousands)	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
Single family real estate secured:
Mortgage	$24,041	39.7%	$21,295	45.3%	$20,382	49.0%	$19,991	52.2%	$18,689	57.2%
Warehouse	1,860	6.4%	2,903	5.5%	523	3.1%	590	3.8%	695	6.0%
Financing	5,094	4.4%	3,424	3.2%	1,557	2.1%	1,708	2.5%	1,990	2.7%
Multifamily real estate secured	6,318	21.5%	4,097	20.6%	5,010	21.1%	4,638	21.7%	3,938	21.4%
Commercial real estate secured	1,456	3.5%	1,044	3.4%	849	2.6%	1,008	2.2%	882	1.9%
Auto & RV secured	5,738	2.7%	4,818	3.1%	3,178	2.5%	2,379	2.1%	1,615	1.2%
Commercial & Industrial	22,863	19.5%	17,515	17.6%	16,282	17.4%	9,903	13.3%	7,630	8.0%
Other	8,437	2.3%	1,989	1.3%	1,370	2.2%	615	2.2%	387	1.6%
Total	$75,807	100.0%	$57,085	100.0%	$49,151	100.0%	$40,832	100.0%	$35,826	100.0%
The Company’s allowance for loan and lease losses increased $18.7 million or 32.8% from June 30, 2019 to June 30, 2020. As a percentage of the outstanding loan balance the Company’s loan and lease loss allowance was 0.71% at June 30, 2020 and 0.60% at June 30, 2019. Provisions for loan loss were $42.2 million for fiscal 2020 and $27.4 million for fiscal 2019. The Company’s loan and lease loss provisions for fiscal 2020 compared to 2019 increased by $14.9 million primarily due to changes in economic and business conditions resulting from the COVID-19 pandemic, overall loan portfolio growth, and changes in the loan mix.
Charge-offs, net of recoveries, for single family mortgage real estate secured loans decreased $0.5 million for fiscal 2020. Multifamily and commercial real estate secured loans incurred no charge-offs or recoveries in fiscal 2020 and 2019, respectively. Charge-offs, net of recoveries, for the auto & RV portfolio increased $0.4 million for fiscal 2020. Charge-offs, net of recoveries, for the Other portfolio increased $3.5 million for fiscal 2020, primarily due to $2.8 million increase in Emerald Advance charge-offs and a $0.4 million increase in net charge-offs for unsecured consumer loans. In fiscal 2019, the remaining balance of Emerald Advance loans were sold prior to year end, and the loss attributable was classified in transfer to held for sale in the allowance for loan and lease losses changes table. For fiscal 2019 charge-offs, net of recoveries, increased $0.2 million, decreased $0.1 million and remained unchanged for single family mortgage, multifamily and commercial real estate secured loans, respectively. Charge-offs, net of recoveries, for the Other portfolio increased $0.6 million for fiscal 2019, primarily due to the increase in Refund Advance loans.
Between June 30, 2019 and 2020, the Bank’s total allowance for loan and lease losses as a proportion of the loan and lease portfolio increased 11 basis points primarily due to additional provisions for changes in economic and business conditions resulting from the COVID-19 pandemic, overall loan portfolio growth, and changes in the loan mix.
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
As an additional source of funds, we have two credit agreements. Axos Bank can borrow up to 40% of its total assets from the FHLB. Borrowings are collateralized by pledging certain mortgage loans and investment securities to the FHLB. Based on loans and securities pledged at June 30, 2020, we had a total borrowing availability of another $2.7 billion available immediately and an additional $1.9 billion available with additional collateral, for advances from the FHLB for terms up to ten years.
The Bank can also borrow from the discount window at the FRBSF. FRBSF borrowings are collateralized by commercial loans, consumer loans and mortgage-backed securities pledged to the FRBSF. Based on loans and securities pledged at June 30, 2020, we had a total borrowing capacity of approximately $1.8 billion, all of which was available for use. At June 30, 2020, we also had $35.0 million in unsecured federal funds lines of credit with two major banks under which there were no borrowings outstanding.
In the past, we have used long-term borrowings to fund our loans and to minimize our interest rate risk. Our future borrowings will depend on the growth of our lending operations and our exposure to interest rate risk. We expect to continue to use deposits and advances from the FHLB as the primary sources of funding our future asset growth.
The Bank has a total of $152.0 million advances outstanding from the Federal Reserve Bank through the Paycheck Protection Program Liquidity Facility, which was collateralized by Small Business Administration Paycheck Protection Program Loans. The advances had interest rates of 0.35% and mature at the earlier of PPP borrower forgiveness or June 2022.
Axos Clearing has a total of $230.0 million uncommitted secured lines of credit available for borrowing as needed. As of June 30, 2020, there was $21.5 million outstanding. These credit facilities bear interest at rates based on the Federal Funds rate and are due upon demand. The weighted average interest rate on the borrowings at June 30, 2020 was 1.58%.
Axos Clearing has a $50.0 million committed unsecured line of credit available for limited purpose borrowing. As of June 30, 2020, there was none outstanding. This credit facility bears interest at rates based on the Federal Funds rate and are due upon demand. The unsecured line of credit requires Axos Clearing operate in accordance with specific covenants surrounding capital and debt ratios. Axos Clearing was in compliance of all covenants as of June 30, 2020.
In December 2004, we completed a transaction that resulted in $5.2 million of junior subordinated debentures for our company with a stated maturity date of February 23, 2035. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4%, for a rate of 2.76% as of June 30, 2020, with interest paid quarterly.
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
In January 2019, we issued subordinated notes totaling $7.5 million, to the principal stockholders of COR Securities in an equal principal amount, with a maturity of 15 months, to serve as the source of payment of indemnification obligations of the principal stakeholders of COR Securities under the Merger Agreement. Interest accrues at a rate of 6.25% per annum. During the fiscal year ended June 30, 2019, $0.1 million of subordinated loans were repaid. The Company is in the process of making an indemnification claim against the $7.4 million remaining.
Off-Balance Sheet Commitments. At June 30, 2020, we had commitments to originate loans with an aggregate outstanding principal balance of $973.7 million, commitments to sell loans with an aggregate outstanding principal balance at the time of sale of $240.9 million, and no commitments to purchase loans, investment securities or any other unused lines of credit. See Item 3. Legal Proceedings for further information on pending litigation in which we are involved.
Contractual Obligations. The Company enters into contractual obligations in the normal course of business primarily as a source of funds for its asset growth and to meet required capital needs. Our time deposits due within one year of June 30, 2020 totaled $1.1 billion. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, that a significant portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.

The following table presents our contractual obligations for long-term debt, time deposits, and operating leases by payment date:

	At June 30, 2020
	Payments Due by Period
(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Long-term debt obligations[1,2]	$520,332	$112,099	$242,582	$40,836	$124,815
Other obligations[3]	19,333	5,557	12,198	454	1,124
Time deposits[2]	2,331,943	1,112,263	749,067	287,061	183,552
Operating lease obligations[4]	88,404	8,878	19,363	18,209	41,954
Total	$2,960,012	$1,238,797	$1,023,210	$346,560	$351,445
1 Long-term debt includes advances from the FHLB and Subordinated notes and debentures.
2 Amounts include principal and interest due to recipient.
3 Commitments for low income housing project partnerships, which provide income tax credits, and in small business investment companies that call for capital contributions up to an amount specified in the partnership agreements, excludes interest.
4 Payments are for the lease of real property.
Capital Requirements. Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for our Company and Bank. Information presented for June 30, 2020, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. At June 30, 2020, our Company and Bank met all the capital adequacy requirements to which they were subject to and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since June 30, 2019 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.

The Bank’s and Company’s capital amounts, capital ratios and requirements were as follows:

	Axos Financial, Inc.		Axos Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Regulatory Capital:
Tier 1	$1,106,393	$938,143	$1,080,455	$932,366
Common equity tier 1	$1,101,330	$933,080	$1,080,455	$932,366
Total capital (to risk-weighted assets)	$1,240,923	$1,053,855	$1,156,401	$989,678

Assets:
Average adjusted	$12,333,030	$10,717,011	$11,679,819	$10,124,487
Total risk-weighted	$9,817,374	$8,161,588	$9,160,365	$7,679,738

Regulatory Capital Ratios:
Tier 1 leverage (core) capital to adjusted average assets	8.97%	8.75%	9.25%	9.21%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	11.22%	11.43%	11.79%	12.14%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	11.27%	11.49%	11.79%	12.14%	8.00%	6.00%
Total capital (to risk-weighted assets)	12.64%	12.91%	12.62%	12.89%	10.00%	8.00%
Beginning January 1, 2016, Basel III implements a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At June 30, 2020, the Company and Bank are in compliance with the capital conservation buffer requirement, for the common equity tier 1 risk based, tier 1 risk-based and total risk-based capital ratios of 7.0%, 8.5% and 10.5%, respectively.
Securities Business
Pursuant to the net capital requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Axos Clearing, is subject to the SEC Uniform Net Capital (Rule 15c3-1 of the Exchange Act). Under this rule, Axos Clearing has elected to operate under the alternate method and is required to maintain minimum net capital of $250,000 or 2% of aggregate debit balances arising from client transactions, as defined. On June 30, 2020, under the alternate method, the Company may not repay subordinated debt, pay cash distributions, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.
The net capital position of Axos Clearing was as follows:

(Dollars in thousands)	June 30, 2020	June 30, 2019
Net capital	$34,022	$25,327
Less: required net capital	4,572	3,829
Excess capital	$29,450	$21,498

Net capital as a percentage of aggregate debit items	14.88%	13.23%
Net capital in excess of 5% aggregate debit items	$22,593	$15,754
Axos Clearing, as a clearing broker, is subject to SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the benefit of customers. At June 30, 2020, the Company had a deposit requirement of $159.5 million and maintained a deposit of $178.8 million. At June 30, 2019, the Company had a deposit requirement of $198.3 million and maintained a deposit of $204.7 million.
Certain broker-dealers have chosen to maintain brokerage customer accounts at the Axos Clearing. To allow these broker-dealers to classify their assets held by the Company as allowable assets in their computation of net capital, the Company computes a separate reserve requirement for Proprietary Accounts of Brokers (PAB). At June 30, 2020, the Company had a deposit requirement of $17.0 million and maintained a deposit of $15.2 million. On July 1, 2020, Axos Clearing made a deposit to satisfy the deposit requirement . At June 30, 2019, the Company had a deposit requirement of $3.4 million and maintained a deposit of $1.7 million. On July 1, 2019, Axos Clearing made a deposit to satisfy the deposit requirement.
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
Lifetime Cap Risk. Our adjustable rate loans have lifetime interest rate caps. In periods of rising interest rates, it is possible for the fully indexed interest rate (index rate plus the margin) to exceed the lifetime interest rate cap. This feature prevents the loan from repricing to a level that exceeds the cap’s specified interest rate, thus adversely affecting net interest income in periods of relatively high interest rates. On a weighted average basis, our adjustable rate loans at June 30, 2020 had lifetime rate caps that were 613 basis points greater than their current stated note rates. If market rates rise by more than the interest rate cap, we will not be able to increase these loan rates above the interest rate cap.
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
Banking Business
The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at June 30, 2020 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	June 30, 2020
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$1,742,593	$—	$—	$—	$1,742,593
Mortgage-backed and other investment securities[1]	207,457	778	4,776	9,787	222,798
Stock of the FHLB, at cost	17,250	—	—	—	17,250
Loans, net of allowance for loan and lease losses[2]	6,029,885	1,447,039	3,103,120	—	10,580,044
Loans held for sale	96,560	—	—	—	96,560
Total interest-earning assets	8,093,745	1,447,817	3,107,896	9,787	12,659,245
Non-interest-earning assets	—	—	—	—	359,569
Total assets	$8,093,745	$1,447,817	$3,107,896	$9,787	$13,018,814
Interest-bearing liabilities:
Interest-bearing deposits[3]	$1,855,162	$6,392,119	$996,981	$167,837	$9,412,099
Advances from the FHLB	60,000	15,000	107,500	60,000	242,500
Other borrowings	246,329	—	—	14,001	260,330
Total interest-bearing liabilities	2,161,491	6,407,119	1,104,481	241,838	9,914,929
Other non-interest-bearing liabilities	—	—	—	—	1,955,357
Stockholders’ equity	—	—	—	—	1,148,528
Total liabilities and equity	$2,161,491	$6,407,119	$1,104,481	$241,838	$13,018,814
Net interest rate sensitivity gap	$5,932,254	$(4,959,302)	$2,003,415	$(232,051)	$2,744,316
Cumulative gap	$5,932,254	$972,952	$2,976,367	$2,744,316	$2,744,316
Net interest rate sensitivity gap—as a % of interest-earning assets	46.86%	(39.18)%	15.83%	(1.83)%	21.68%
Cumulative gap—as a % of cumulative interest-earning assets	46.86%	7.69%	23.51%	21.68%	21.68%
1 Comprised of U.S. government securities, mortgage-backed securities and other securities, which are classified as trading and available-for-sale. The table reflects contractual repricing dates.
2 The table reflects either contractual repricing dates, or maturities.
3 The table assumes that the principal balances for demand deposit and savings accounts will reprice in the first year.
The above table provides an approximation of the projected re-pricing of assets and liabilities at June 30, 2020 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are based on historical experience. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience. Actual repayments of these instruments could vary substantially if future experience differs from our historic experience.

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
Our net interest margin for the fiscal year ended June 30, 2020 increased to 4.19% compared to 4.14% for the fiscal year ended June 30, 2019. During the fiscal year ended June 30, 2020, interest income earned on loans and on mortgage backed securities was influenced by interest rate changes and the amortization of premiums and discounts on purchases, and interest expense paid on deposits and new borrowings were influenced by the Fed Funds rate.
The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Bank assumes no growth in the balance sheet other than for retained earnings:

	As of June 30, 2020
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$503,288	16.1%	$456,270	13.1%
Base	$433,671	—%	$403,284	—%
Down 200 basis points	$431,663	(0.5)%	$418,030	3.7%
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
The following table indicates the sensitivity of MVE to the interest rate movement as described above:

	As of June 30, 2020
(Dollars in thousands)	Market Value of Equity	Percentage Change from Base	MVE as a Percentage of Assets
Up 300 basis points	$1,379,281	18.7%	10.5%
Up 200 basis points	$1,346,633	15.9%	10.1%
Up 100 basis points	$1,261,462	8.5%	9.4%
Base	$1,162,318	—%	8.6%
Down 100 basis points	$976,689	(16.0)%	7.2%
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
At June 30, 2020, Axos Clearing held municipal obligations, these positions were classified as held for sale securities and had maturities greater than 10 years.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
The following financial statements are filed as a part of this Annual Report on Form 10-K beginning on page F-1:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 version). Based on this assessment, management has determined that our internal control over financial reporting as of June 30, 2020 is effective.
BDO USA, LLP has audited the effectiveness of the company’s internal control over financial reporting as of June 30, 2020, as stated in their report dated August 26, 2020.
Changes in Internal Control Over Financial Reporting. On January 28, 2019, the Company completed its acquisitions of Axos Clearing. The Company has integrated the internal controls over financial reporting of Axos Clearing with the rest of the Company. There were no other changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Axos Financial, Inc.
Las Vegas, Nevada
Opinion on Internal Control over Financial Reporting
We have audited Axos Financial, Inc.’s (the “Company’s”) internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of June 30, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2020, and the related notes and our report dated August 26, 2020 expressed an unqualified opinion thereon.
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

August 26, 2020

ITEM 9B. OTHER INFORMATION
None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item with respect to directors and executive officers is incorporated herein by reference to the information contained in the sections captioned “Election of Directors” and “Executive Compensation” in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2020 (the “Proxy Statement”).
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
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
Exhibit 2.1 to the Current Form 8-K filed on October 1, 2018.
3.1	Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 6, 1999	Exhibit 3.1 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.1	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on August 19, 1999	Exhibit 3.5 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.2	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on February 25, 2003	Exhibit 3.6 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.3	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on January 25, 2005	Exhibit 3.2 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.4	Certificate Eliminating Reference to a Series of Shares from the Certificate of Incorporation of the Company	Exhibit 3.3 to the Current Report on Form 8-K filed on September 7, 2011.
3.1.5	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on October 25, 2013	Exhibit 3.1 to the Current Report on Form 8-K filed on October 28, 2013.
3.1.6	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 5, 2015	Exhibit 3.1 to the Current Report on Form 8-K filed on November 6, 2015.
3.1.7	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on September 11, 2018	Exhibit 3.1 to the Current Report on Form 8-K filed on September 11, 2018.
3.2	By-laws	Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
3.2.1	Amended and Restated By-laws	Exhibit 3.1 to the Current Report on Form 8-K filed on March 4, 2020.
4.1	Certificate of Designation-Series A – 6% Cumulative Nonparticipating Perpetual Preferred Stock, Convertible through January 1, 2009	Exhibit 3.3 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
4.2	Subordinated Indenture, dated as of March 3, 2016, between BofI Holding, Inc. and U.S. Bank National Association, as trustee.	Exhibit 4.1 to the Current Report on Form 8-K filed on February 26, 2016.
4.3	First Supplemental Indenture, dated as of March 3, 2016, between BofI Holding, Inc. and U.S. Bank National Association, as trustee.	Exhibit 4.2 to the Current Report on Form 8-K filed on February 26, 2016.

Exhibit Number	Description	Incorporated By Reference to
4.4	Global Note to represent the 6.25% Subordinated Notes due February 28, 2026 of BofI Holding, Inc.	Exhibit 4.3 to the Current Report on Form 8-K filed on February 26, 2016.
4.5	Amendment No.1 dated March 24, 2016 to First Supplemental Indenture, dated as of March 3, 2016, between BofI Holding, Inc. and U.S. Bank National Association, as trustee.	Exhibit 4.1 to the Current Report on Form 8-K filed on March 24, 2016.
4.6	Form of Common Stock Certificate of the Company	Exhibit 4.1 to the Current Report on Form 8-K filed on September 12, 2018.
4.7	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith.
10.1	Form of Indemnification Agreement between the Company and each of its executive officers and directors	Exhibit 10.1 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on February 24, 2005.
10.2*	Amended and Restated 1999 Stock Option Plan, as amended	Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
10.3*	2004 Stock Incentive Plan, as amended November 20, 2007	Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
10.4*	2004 Employee Stock Purchase Plan, including forms of agreements thereunder	Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
10.5*	First Amended Employment Agreement, dated April 22, 2010, between Bank of Internet USA and Andrew J. Micheletti.	Exhibit 99.1 to the Current Report on Form 8-K filed on April 28, 2010.
10.6	Amended and Restated Declaration of Trust of BofI Trust I dated December 16, 2004	Exhibit 10.10 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
10.7*	Amended and Restated Employment Agreement, dated May 26, 2011, between the Company and subsidiaries, and Gregory Garrabrants	Exhibit 99.1 to the Current Report on Form 8-K filed on May 27, 2011.
10.7.1*	Second Amended and Restated Employment Agreement, dated June 30, 2017, between the Company and subsidiaries, and Gregory Garrabrants	Exhibit 99.1 to the Current Report on Form 8-K filed on July 7, 2017.
10.8	Lease Agreement dated December 5, 2011 between La Jolla Village, LLC and the Company	Exhibit 99.1 to the Current Report on Form 8-K filed on December 9, 2011.
10.9*	BofI Holding, Inc. 2014 Stock Incentive Plan	Appendix A to the Definitive Proxy Statement on Schedule 14A, filed on September 8, 2014.
10.10*	Amendment to BofI Holding, Inc. 2014 Stock Incentive Plan	Exhibit 10.10 to the Annual Report on Form 10-K filed on August 24, 2017.
10.11*	Description of Amendment to Employment Letter between Eshel Bar-Adon and BofI Federal Bank	Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 6, 2014.
10.12*	Description of Amendment to Employment Letter between Brian Swanson and BofI Federal Bank	Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on May 6, 2014.
10.12.1*	Description of Amendment to Employment Letter between Brian Swanson and BofI Federal Bank	Exhibits 99.1 and 99.2 to the Current Report on Form 8-K filed on January 15, 2015.
10.13	Program Management Agreement, dated August 31, 2015, by and among BofI Federal Bank, H&R Block, Inc. and Emerald Financial Services, LLC	Exhibit 10.1 (Program Management Agreement) to Form 8-K filed by H&R Block, Inc. on September 1, 2015. ***
10.13.1	Emerald Advance Receivables Participation Agreement, dated August 31, 2015, by and among BofI Federal Bank, H&R Block, Inc., Emerald Financial Services, LLC and HRB Participant I, LLC	Exhibit 10.2 to the Current Report on Form 8-K filed by H&R Block, Inc. on September 1, 2015. ***

Exhibit Number	Description	Incorporated By Reference to
10.13.2	Guaranty Agreement, dated August 31, 2015, by and among BofI Federal Bank and H&R Block, Inc.	Exhibit 10.3 to the Current Report on Form 8-K filed by H&R Block, Inc. on September 1, 2015. ***
10.14*	Description of Amendment to Employment Letter between Thomas Constantine and BofI Federal Bank	Exhibit 10.16 to the Annual Report on Form 10-K filed on August 26, 2015.
10.15	Office Space Lease Between Pacifica Tower LLC and BofI Holding, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on May 18, 2018.
10.16	Sixth Amendment to Office Space Lease Between 4350 La Jolla Village LLC and BofI Holding, Inc.	Exhibit 10.2 to the Current Report on Form 8-K filed on May 18, 2018.
10.17	Purchase Agreement between Nationwide Bank and BofI Federal Bank, dated August 3, 2018	Exhibit 99.1 to the Current Report on Form 8-K filed on August 3, 2018
10.18	Guaranty of Payment and Performance of Agreement and Plan of Merger, executed by the Company in favor of Cor Securities Holdings, Inc. on September 28, 2018	Exhibit 10.1 to the Current Report on Form 8-K filed on October 1, 2018
10.19*	Amended and Restated to BofI Holding, Inc. 2014 Stock Incentive Plan	Appendix A to the Proxy Statement on Schedule 14A, filed on September 11, 2019
21.1	Subsidiaries of the Company consist of Axos Bank (federal charter), BofI Trust I (Delaware charter), Axos Clearing LLC (Delaware), and Axos Invest, Inc. (Delaware)
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm	Filed herewith.
24.1	Power of Attorney, incorporated by reference to the signature page to this report.	Signature page to this report.
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS**	XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

Exhibit Number	Description	Incorporated By Reference to
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
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

AXOS FINANCIAL, INC.

Date:	August 26, 2020	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory Garrabrants and Andrew J. Micheletti, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant as of August 26, 2020 in the capacities indicated:

Signature	Title

/s/ Gregory Garrabrants	Chief Executive Officer (Principal Executive Officer), Director
Gregory Garrabrants

/s/ Andrew J. Micheletti	Chief Financial Officer (Principal Financial Officer)
Andrew J. Micheletti

/s/ Derrick K. Walsh	Chief Accounting Officer (Principal Accounting Officer)
Derrick K. Walsh

/s/ Paul Grinberg	Chairman
Paul Grinberg

/s/ Nicholas A. Mosich	Vice Chairman
Nicholas A. Mosich

/s/ James S. Argalas	Director
James S. Argalas

/s/ J. Brandon Black	Director
J. Brandon Black

/s/ Tamra Bohlig	Director
Tamra Bohlig

/s/ James Court	Director
James Court

/s/ Edward J. Ratinoff	Director
Edward J. Ratinoff

/s/ Uzair Dada	Director
Uzair Dada

AXOS FINANCIAL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Axos Financial, Inc.
Las Vegas, Nevada
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Axos Financial, Inc. (the “Company”) as of June 30, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated August 26, 2020 expressed an unqualified opinion thereon.
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
Change in Accounting Principle
As discussed in Notes 1 and 11 to the consolidated financial statements, effective July 1, 2019, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification Topic 842, Leases.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for loan and lease losses
As described in Notes 1 and 6 to the Company’s consolidated financial statements, the Company has a gross loan and lease portfolio of $10.7 billion and related allowance for loan and lease losses of $75.8 million as of June 30, 2020. The Company’s allowance for loan and lease losses is a material and complex estimate requiring significant management judgment in the evaluation of the credit quality and the estimation of inherent losses within the loan and lease portfolio. The allowance for loan and lease losses includes a general reserve that is determined based on the results of a quantitative and a qualitative analysis of all loans not measured for impairment at the reporting date.
We identified the qualitative estimation of losses within the allowance for loan and lease losses as a critical audit matter. In calculating the allowance for loan and lease losses, the Company considers relevant credit quality indicators for each loan and lease segment, stratifies loans and leases by risk characteristic, and estimates losses for each loan and lease type based upon their nature and risk profile. The estimation of losses inherent within the portfolio requires significant management judgment, particularly where the Company has not incurred sufficient historical losses and has utilized observable peer data in forming its qualitative loss estimate within its calculation of the allowance for loan and lease losses. Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.
The primary procedures we performed to address this critical audit matter included:

•
Testing the design and operating effectiveness of controls relating to management’s review of the reasonableness of assumptions and sources of data, and appropriateness of inputs and factors used by management in forming its qualitative loss estimate.

•
Evaluating whether changes in the business or industry, including economic volatility resulting from the current global pandemic, necessitate the consideration of other factors in the calculation of the qualitative loss estimate.

•
Evaluating the reasonableness of inputs, factors and sources of data used by management in forming its qualitative loss estimate, including the use of peer data in instances where the Company did not have sufficient historical loss data, by performing retrospective review of historic loan and lease loss experience and analyzing historical data used in developing the assumptions to consider whether such inputs, factors and sources of data were relevant, reliable, and reasonable for the purpose used.

•	Evaluating whether the assumptions used in the determination of the qualitative loss estimate are consistent with the supporting data, relevant historical data, and industry data.

•	Testing the mathematical accuracy of the calculations used by management in the determination of its qualitative loss estimate.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2013.

San Diego, California

August 26, 2020

AXOS FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	At June 30,
(Dollars in thousands, except par and stated value)	2020	2019
ASSETS
Cash and due from banks	$1,756,477	$511,125
Cash segregated for regulatory purposes	194,042	346,143
Federal funds sold	—	100
Total cash, cash equivalents, cash segregated, and federal funds sold	1,950,519	857,368
Securities:
Trading	105	—
Available for sale	187,627	227,513
Stock of regulatory agencies	20,610	20,276
Loans held for sale, carried at fair value	51,995	33,260
Loans held for sale, lower of cost or fair value	44,565	4,800
Loans and leases—net of allowance of $75,807 as of June 2020 and $57,085 as of June 2019	10,631,349	9,382,124
Mortgage servicing rights, carried at fair value	10,675	9,784
Other real estate owned and repossessed vehicles	6,408	7,485
Securities borrowed	222,368	144,706
Customer, broker-dealer and clearing receivables	220,266	203,192
Goodwill and other intangible assets—net	125,389	134,893
Other assets	380,024	194,837
TOTAL ASSETS	$13,851,900	$11,220,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,936,661	$1,441,930
Interest bearing	9,400,033	7,541,243
Total deposits	11,336,694	8,983,173
Advances from the Federal Home Loan Bank	242,500	458,500
Borrowings, subordinated notes and debentures	235,789	168,929
Securities loaned	255,945	198,356
Customer, broker-dealer and clearing payables	347,614	238,604
Accounts payable and accrued liabilities and other liabilities	202,512	99,626
Total liabilities	12,621,054	10,147,188
COMMITMENTS AND CONTINGENCIES (Note 19)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.01 par value; 1,000,000 shares authorized;
Series A—$10,000 stated value and liquidation preference per share; 515 shares issued and outstanding as of June 2020 and June 2019	5,063	5,063
Common stock—$0.01 par value; 150,000,000 shares authorized, 67,323,053 shares issued and 59,612,635 shares outstanding as of June 2020, 66,563,922 shares issued and 61,128,817 shares outstanding as of June 2019	673	666
Additional paid-in capital	411,873	389,945
Accumulated other comprehensive income (loss)—net of tax	(937)	16
Retained earnings	1,009,299	826,170
Treasury stock, at cost; 7,710,418 shares as of June 2020 and 5,435,105 shares as of June 2019	(195,125)	(148,810)
Total stockholders’ equity	1,230,846	1,073,050
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,851,900	$11,220,238

See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
(Dollars in thousands, except earnings per share)	2020	2019	2018
INTEREST AND DIVIDEND INCOME:
Loans and leases, including fees	$582,748	$525,317	$446,991
Securities borrowed and customer receivables	16,585	8,746	—
Investments	23,506	30,824	28,083
Total interest and dividend income	622,839	564,887	475,074
INTEREST EXPENSE:
Deposits	126,916	117,080	79,851
Advances from the Federal Home Loan Bank	11,988	32,834	22,848
Securities loaned	679	748	—
Other borrowings	5,645	5,620	3,881
Total interest expense	145,228	156,282	106,580
Net interest income	477,611	408,605	368,494
Provision for loan and lease losses	42,200	27,350	25,800
Net interest income, after provision for loan and lease losses	435,411	381,255	342,694
NON-INTEREST INCOME:
Realized gain (loss) on sale of securities	—	709	(18)
Other-than-temporary loss on securities:
Other-than-temporary loss on securities:	—	(1,666)	(6,271)
Less: Portion of other temporary impairment losses recognized in OCI	—	845	6,115
Change to net impairment losses recognized in earnings on securities	—	(821)	(156)
Total unrealized loss on securities	—	(821)	(156)
Prepayment penalty fee income	5,993	5,851	3,862
Gain on sale - other	6,871	6,160	5,734
Mortgage banking income	20,646	5,267	13,755
Broker-dealer fee income	23,210	11,737	—
Banking and service fees	46,267	53,854	47,764
Total non-interest income	102,987	82,757	70,941
NON-INTEREST EXPENSE:
Salaries and related costs	144,341	127,433	100,975
Data processing	30,671	24,150	17,400
Depreciation and amortization	24,443	16,471	8,574
Advertising and promotional	14,523	14,710	15,500
Occupancy and equipment	12,059	8,571	6,063
Professional services	11,095	11,916	5,280
Broker-dealer clearing charges	8,210	2,822	—
FDIC and regulatory fees	5,538	9,005	4,860
General and administrative expense	24,886	36,128	15,284
Total non-interest expense	275,766	251,206	173,936
INCOME BEFORE INCOME TAXES	262,632	212,806	239,699
INCOME TAXES	79,194	57,675	87,288
NET INCOME	$183,438	$155,131	$152,411
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$183,129	$154,822	$152,102
COMPREHENSIVE INCOME	$182,485	$155,760	$151,311
Basic earnings per share	$3.01	$2.50	$2.41
Diluted earnings per share	$2.98	$2.48	$2.37

See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30,
(Dollars in thousands)	2020	2019	2018
NET INCOME	$183,438	$155,131	$152,411
Net unrealized gain (loss) from available-for-sale securities, net of tax expense (benefit) of $(381), $562, and $(2,449) for the years ended June 30, 2020, 2019 and 2018, respectively.	(953)	1,741	(5,493)
Other-than-temporary impairment on securities sold, reclassified in other comprehensive income, net of tax expense (benefit) of $0, $(251), and $1,918 for the years ended June 30, 2020, 2019 and 2018, respectively.	—	(594)	4,197
Reclassification of net (gain) loss from available-for-sale securities included in income, net of tax expense (benefit) of $0, $191, and $(104) for the years ended June 30, 2020, 2019, and 2018, respectively.	—	(518)	196
Other comprehensive income (loss)	(953)	629	(1,100)
Comprehensive income	$182,485	$155,760	$151,311
See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
Balance as of June 30, 2017	515	$5,063	65,115,932	(1,579,688)	63,536,244	$651	$346,117	$519,246	$487	$(37,317)	$834,247
Net income	—	—	—	—	—	—	—	152,411	—	—	152,411
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1,100)	—	(1,100)
Cash dividends on preferred stock	—	—	—	—	—	—	—	(309)	—	—	(309)
Purchase of treasury stock	—	—	—	(1,233,491)	(1,233,491)	—	—	—	—	(35,183)	(35,183)
Stock-based compensation expense and restricted stock unit vesting	—	—	680,128	(294,817)	385,311	7	20,398	—	—	(9,958)	10,447
Balance as of June 30, 2018	515	$5,063	65,796,060	(3,107,996)	62,688,064	$658	$366,515	$671,348	$(613)	$(82,458)	$960,513
Net income	—	—	—	—	—	—	—	155,131	—	—	155,131
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	629	—	629
Cash dividends on preferred stock	—	—	—	—	—	—	—	(309)	—	—	(309)
Purchase of treasury stock	—	—	—	(2,009,352)	(2,009,352)	—	—	—	—	(56,437)	(56,437)
Stock-based compensation expense and restricted stock unit vesting	—	—	767,862	(317,757)	450,105	8	23,430	—	—	(9,915)	13,523
Balance as of June 30, 2019	515	$5,063	66,563,922	(5,435,105)	61,128,817	$666	$389,945	$826,170	$16	$(148,810)	$1,073,050
Net income	—	—	—	—	—	—	—	183,438	—	—	183,438
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(953)	—	(953)
Cash dividends on preferred stock	—	—	—	—	—	—	—	(309)	—	—	(309)
Purchase of treasury stock	—	—	—	(1,970,464)	(1,970,464)	—	—	—	—	(38,858)	(38,858)
Stock-based compensation expense and restricted stock unit vesting	—	—	759,131	(304,849)	454,282	7	21,928	—	—	(7,457)	14,478
Balance as of June 30, 2020	515	$5,063	67,323,053	(7,710,418)	59,612,635	$673	$411,873	$1,009,299	$(937)	$(195,125)	$1,230,846

See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(Dollars in thousands)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$183,438	$155,131	$152,411
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of discounts on securities	291	(264)	(624)
Net accretion of discounts on loans and leases	(35,493)	(30,176)	(29,381)
Amortization of borrowing costs	208	208	208
Amortization of operating lease right of use asset	10,543	—	—
Stock-based compensation expense	21,935	23,439	20,399
Trading activity, (net)	1,217	—	—
Net (gain) loss on sale of investment securities	—	(709)	18
Impairment charge on securities	—	821	156
Provision for loan and lease losses	42,200	27,350	25,800
Broker-dealer reserve for bad debt	—	15,298	—
Deferred income taxes	(6,551)	(8,686)	17,034
Origination of loans held for sale	(1,601,579)	(1,471,906)	(1,564,165)
Unrealized (gain) loss on loans held for sale	(1,360)	(252)	(253)
Gain on sales of loans held for sale	(27,517)	(11,427)	(19,489)
Proceeds from sale of loans held for sale	1,614,379	1,481,911	1,576,353
Change in fair value of mortgage servicing rights	5,806	3,362	83
(Gain) loss on sale of other real estate and foreclosed assets	(449)	(283)	(258)
Depreciation and amortization	24,443	16,471	8,574
Net changes in assets and liabilities which provide (use) cash:
Securities borrowed	(77,662)	13,192	—
Customer, broker-dealer and clearing receivables	(17,074)	13,684	—
Other assets	(36,979)	(27,564)	(47,070)
Securities loaned	57,589	(4,685)	—
Customer, broker-dealer and clearing payables	109,010	(1,506)	—
Accounts payable and accrued liabilities and other liabilities	17,723	11,012	28,119
Net cash provided by operating activities	284,118	204,421	167,915
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(304,930)	(146,886)	(100,503)
Proceeds from sales of securities	—	15,863	52,714
Proceeds from repayment of securities	325,704	93,779	139,338
Purchase of stock of regulatory agencies	(55,870)	(204,206)	(33,966)
Proceeds from redemption of stock of regulatory agencies	55,536	203,611	79,923
Origination of loans and leases held for investment	(6,573,568)	(6,756,832)	(5,895,902)
Proceeds from sale of loans held for investment	37,300	119,881	20,719
Mortgage warehouse loans activity, net	(172,319)	(126,491)	(26,899)
Purchases of loans and leases, net of discounts and premiums	—	(11,525)	—
Principal repayments on loans and leases	5,349,800	5,846,349	4,818,558
Proceeds from sales of other real estate owned and repossessed assets	2,241	2,202	1,832
Cash paid for deposit acquisition	—	(14,747)	—
Cash paid for acquisition	—	—	(70,002)
Acquisition of business activity, net of cash paid	—	67,343	—
Furniture, equipment and software expenditures	(12,333)	(20,082)	(11,817)
Net cash used in investing activities	(1,348,439)	(931,741)	(1,026,005)

AXOS FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(Dollars in thousands)	2020	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$2,353,521	$997,823	$1,085,843
Proceeds from the Federal Home Loan Bank term advances	65,000	—	—
Repayments of the Federal Home Loan Bank term advances	(55,000)	(147,500)	(30,000)
Net (repayment) proceeds of Federal Home Loan Bank other advances	(226,000)	149,000	(153,000)
Net (repayment) proceeds of other borrowings	(85,300)	21,700	(20,000)
Proceeds from Paycheck Protection Program Liquidity Facility advances	151,952	—	—
Tax payments related to settlement of restricted stock units	(7,457)	(9,916)	(9,952)
Repurchase of treasury stock	(38,858)	(56,437)	(35,183)
Cash dividends paid on preferred stock	(386)	(232)	(309)
Net proceeds from issuance of subordinated notes	—	7,400	—
Net cash provided by financing activities	2,157,472	961,838	837,399
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,093,151	234,518	(20,691)
CASH AND CASH EQUIVALENTS—Beginning of year	$857,368	$622,850	$643,541
CASH AND CASH EQUIVALENTS—End of year	$1,950,519	$857,368	$622,850
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$145,452	$152,756	$106,112
Income taxes paid	80,430	64,117	79,628
Transfers to other real estate and repossessed vehicles	1,315	850	10,113
Transfers from loans and leases held for investment to loans held for sale	141,849	106,911	31,207
Transfers from loans held for sale to loans and leases held for investment	—	1,714	3,969
Loans held for investment sold, cash not received	61,029	—	17,742
Operating lease liabilities for obtaining right of use assets	82,950	—	—
Preferred stock dividends declared but not paid	—	77	—

See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2020, 2019 AND 2018
1. ORGANIZATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation. The consolidated financial statements include the accounts of Axos Financial, Inc. (“Axos”) and its wholly owned subsidiaries, Axos Bank (the “Bank”) and Axos Nevada Holding, LLC (“Axos Nevada Holding” and collectively, the “Company”). Axos Nevada Holding wholly owns its subsidiary Axos Securities, LLC, which wholly owns subsidiaries Axos Clearing LLC (“Axos Clearing”), a clearing broker-dealer, Axos Invest, Inc., a registered investment advisor, and Axos Invest LLC, an introducing broker-dealer. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Cash segregated for regulatory purposes. The Board of Governors of the Federal Reserve System (“the Federal Reserve”) regulations require depository institutions to maintain certain minimum reserve balances. Included within this are cash balances required by the Federal Reserve Bank of San Francisco (“FRBSF”) of the Bank. In addition, this line item includes qualified deposits in special reserve bank accounts for the exclusive benefit of Axos Clearing customers in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934 (the “Exchange Act”) and other regulations.
Interest Rate Risk. The Bank’s assets and liabilities are generally financial assets and liabilities and interest rate changes have an effect on the Bank’s performance. The Bank mitigates the effect of interest rate changes on its performance by striving to match maturities and interest sensitivity between loans and deposits. A significant change in interest rates could have a material effect on the Bank’s results of operations.
Concentration of Credit Risk. The Bank’s loan portfolio was collateralized by various forms of real estate with approximately 71.5% of the mortgage portfolio located in California at June 30, 2020. The Bank’s loan portfolio contains concentrations of credit in multifamily, single family, commercial, and home equity loans. The Bank believes its underwriting standards combined with its low LTV requirements substantially mitigate the risk of loss which may result from these concentrations.
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
The third product is Emerald Advance. The Bank entered into agreements to offer this product in August 2015. Under the agreements the Bank is responsible for the underwriting guidelines and credit policies for unsecured consumer lines of credit offered to H&R Block customers. The Bank offers and funds unsecured lines of credit to consumers primarily through the H&R Block tax preparation offices and earns interest income and fee income. The Bank retains 10% of the Emerald Advance and sells the remainder to H&R Block. Emerald Advance is a seasonal product and there was no remaining balance as of June 30, 2020. The lines of credit are included in loans and leases on the balance sheet of the Company and the interest income and fee income are included in the income statement under the line loans and leases interest and dividend income.
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
On July 1, 2020, the Bank received written notification from Emerald Financial Services, LLC (“EFS”), a subsidiary of H&R Block, that it is terminating the Program Management Agreement (“PMA”) covering the Emerald Prepaid Mastercard®, Refund Transfer and Emerald Advance products, effective July 1, 2020. While the PMA has been terminated, the Bank will continue to perform certain services under the PMA until such services have been fully transitioned to another bank. H&R Block has also elected to use another bank for Refund Advance for the next tax season.

Securities. The Company classifies securities at the time of purchase depending on intent. Debt securities are classified as held-to-maturity and carried at amortized cost when management has both the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when they might be sold before maturity. Trading securities refer to certain types of assets that banks hold for resale at a profit or when the Company elects to account for certain securities at fair value. Increases or decreases in the fair value of trading securities are recognized in earnings as they occur. Securities available-for-sale are reported at estimated fair value, with unrealized gains and losses, net of the related tax effects, excluded from operations and reported as a separate component of accumulated other comprehensive income or loss. The fair values of securities traded in active markets are obtained from market quotes. If quoted prices in active markets are not available, we determine the fair values by utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities. For securities other than non-agency residential mortgage backed securities (“RMBS”), we use observable market participant inputs and categorize these securities as Level II in determining fair value.
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
Loans and Leases. Loans and leases that are held for investment are loans and leases that management has the intent and ability to hold for the foreseeable future or until maturity are reported at the principal balance outstanding, net of unearned interest, deferred purchase premiums and discounts, deferred loan and lease origination fees and costs, and an allowance for loan and lease losses. Interest income is accrued on the unpaid principal balance. Premiums and discounts on loans purchased as well as loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method.
The Company provides equipment financing to its customers through a variety of lease arrangements. The most common arrangement is a direct financing (capital) lease though some leases may qualify as sales type leases depending on the terms. The Company assesses whether each lease arrangement qualifies as a sale under ASC 606. The Company has determined that the equipment financing lease arrangements do not qualify as a sale as the buyer lessors do not obtain control of the assets in the Company’s ongoing sale leaseback arrangements. Therefore, the leased equipment is not capitalized on the balance sheet. Direct financing leases are stated at the net amount of minimum lease payments receivable, plus any non-guaranteed residual value, less the amount of unearned income and net acquisition discount at the reporting date. Direct lease origination costs are amortized over the life of the lease portfolio. Leases acquired in an acquisition are initially measured and recorded at their fair value on the acquisition date. Purchase discounts or premiums on acquired leases are recognized as an adjustment to interest income over the contractual life of the leases using the effective interest method or taken into income when the related leases are paid off. All equipment financing leases are subject to our allowance for loans and leases.
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

Loans Held for Sale. Loans held for sale includes agency loans and non-agency loans held for sale. Agency loans originated and intended for sale in the secondary market are carried at fair value. Net unrealized gains and losses are recognized through mortgage banking income in the income statement. The Bank sells its mortgage loans with either servicing released or servicing retained depending upon market pricing. Gains and losses on loan sales are recorded as mortgage banking income or other gains on sale, based on the difference between sales proceeds and carrying value. Non-agency loans held for sale are carried at the lower of cost or fair value. The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.
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
Specific loan or lease charge-offs on impaired loans or leases are recorded as a write-off and a decrease to the allowance in the period the impairment is identified. A loan or lease is classified as a TDR when management determines that an existing borrower is in financial distress and the borrower’s loan or lease terms are modified to provide the borrower a financial concession (e.g., lower payment, significant deferral of cash flows, lower interest rate) that would not otherwise be provided by another lender based upon borrower’s current financial condition. TDRs are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate. If a TDR is considered to be a collateral dependent loan or lease, the loan or lease is reported, net, at the fair value of the collateral less cost to sell. For TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan and lease losses.
If the present value of estimated cash flows under the modified terms of a TDR discounted at the original loan or lease effective rate is less than the book value of the loan or lease before the TDR, the excess is specifically allocated to the loan or lease in the allowance for loan and lease losses.
Mortgage Servicing Rights. Mortgage servicing assets are recognized when rights are retained upon sale of loans. The Company measures its servicing asset using the fair value method. Under the fair value method, the servicing rights are included on the consolidated balance sheet at fair value. The changes in fair value are reported in earnings in the period in which the changes occur and the adjustments are included in Non-Interest Income - Mortgage banking income in the Consolidated Statements of Income.
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
Furniture, Equipment and Software. Fixed asset purchases in excess of five hundred dollars are capitalized and recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are three to seven years and recorded within depreciation and amortization expense which is a component of non-interest expense on the consolidated statements of income. Leasehold improvements are amortized over the lesser of the assets’ useful lives or the lease term. Furniture, equipment and software are included in the other assets line on the consolidated balance sheet.
Income Taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred income tax assets and liabilities are determined using the asset and liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. The Company records a valuation allowance when management believes it is more likely than not that deferred tax assets will not be realized. An income tax position will be recognized as a benefit only if it is more likely than not that it will be sustained upon IRS examination, based upon its technical merits. Once that status is met, the amount recorded will be the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.
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
Business Combinations. Mergers and acquisitions are accounted for using the acquisition method of accounting. Assets and liabilities acquired and assumed are recorded at their fair values as of the date of the transaction. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Significant estimates and judgments are involved in the fair valuation and purchase price allocation process.
Goodwill and Other Intangible Assets. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives and subject to periodic impairment testing. Intangible assets (other than goodwill) are amortized to depreciation and amortization expense, a component of non-interest expense on the consolidated statements of income, using accelerated or straight-line methods over their respective estimated useful lives.
Goodwill is subject to impairment testing at the reporting unit level, which is conducted at least annually. The Company performs impairment testing during the third quarter of each year or when events or changes in circumstances indicate the assets might be impaired.
The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing updated qualitative factors, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it does perform a quantitative goodwill impairment test. Determining the fair value of a reporting unit is judgmental and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparable. Future events could cause the Company to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.
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
Stock of Regulatory Agencies. The Bank is a member of the Federal Home Loan Bank (“FHLB”) system. Members are required to own a certain amount of FHLB stock based on the level of borrowings and other factors. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Axos Securities, LLC is a member of the Depository Trust & Clearing Corporation (DTCC), a financial services company providing clearing and settlement services to the financial markets. Members are required to own a certain amount of DTCC stock based on the clearing levels and other factors. DTCC stock is carried at fair value, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.
Low Income Housing Tax Credits (“LIHTC”) The Company invests as a limited partner in LIHTC partnerships that operate qualified affordable housing projects which generate tax benefits for investors through the realization of tax credits and deductions, which may be subject to recapture by taxing authorities if compliance requirements are not met. We amortize the investment in proportion to the allocated tax benefits using the proportional amortization method of accounting and record such benefits net of investment amortization in income taxes on the consolidated statements of income. The investment is included within other assets on the consolidated balance sheets.
Cash Surrender Value of Life Insurance. The Bank has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other amounts due that are probable at settlement. Cash surrender value of life insurance is included in the other assets line on the consolidated balance sheet. Changes to the cash surrender value are recorded within banking and service fees which is a component of non-interest expense on the consolidated statements of income.
Loan Commitments and Related Financial Instruments. Financial instruments include off-balance sheet credit instruments, such as commitments to make loans held for investment and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. The allowance for loan losses related to commitments is included in Accounts payable and accrued liabilities and other liabilities and adjustments to the allowance run through provision for loan and lease losses.
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
Dividend Restriction. Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company. As of June 30, 2020, there are no dividend restrictions on the Bank or the Company.
Fair Value of Financial Instruments. Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 4. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.
New Accounting Standards
Accounting Standards Adopted During Fiscal 2020
Leases. On July 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) 842, Leases (Topic 842), which required lessees to recognize operating leases on the balance sheet as right-of-use assets and lease liabilities based on the value of the discounted future lease payments. Lessor accounting is largely unchanged. The Company elected to retain prior determinations of whether an existing contract contains a lease and how the lease should be classified. The Company elected to recognize leases existing on July 1, 2019 through a modified retrospective transition approach. The Company will not adjust comparative periods based on the newly adopted guidance. Upon adoption, the Company recognized right-of-use assets $77.8 million and lease liabilities of $79.7 million.
Lessor Arrangements. The Company provides equipment financing to its customers through a variety of lessor arrangements. Direct financing leases and sales-type leases are carried at the aggregate of lease payments receivable plus the estimated residual value of the leased property less unearned income, which is accreted to interest income over the lease terms using methods that approximate the interest method. As all former equipment financing arrangements have been accounted for as not meeting the criteria of a sale, we did not reassess any former equipment financing transactions. Operating lease income is recognized on a straight-line basis. Leases generally do not contain non-lease components.
Lessee Arrangements. Substantially all of the Company’s lessee arrangements are operating leases. Under these arrangements, the Company records right-of-use assets and lease liabilities at lease commencement. Right-of-use assets are reported in other assets on the June 30, 2020 Consolidated Balance Sheet, and the related lease liabilities are reported in accounts payable and accrued liabilities and other liabilities. All leases are recorded on the Consolidated Balance Sheet except leases with an initial term less than 12 months for which the Company made the short-term lease election. Lease expense is recognized on a straight-line basis over the lease term and is recorded in occupancy and equipment expense in the Consolidated Statements of Income.
The Company made an accounting policy election not to separate lease and non-lease components of a contract that is or contains a lease for its real estate and equipment leases. As such, lease payments represent payments on both lease and non-lease components. At lease commencement, lease liabilities are recognized based on the present value of the remaining lease payments and discounted using the Company’s incremental borrowing rate, which is a blended rate comprised of the FHLB term rate and the Company’s subordinated debt rate. Right-of-use assets initially equal the lease liability, adjusted for any lease payments made prior to lease commencement and for any lease incentives.
On July 1, 2019, the Company adopted FASB ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities. The amendments shorten the amortization period for certain purchased callable debt securities held at a premium to the earliest call date, which more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The adoption did not have a significant impact on the Company’s consolidated financial statements.
On July 1, 2019, the Company adopted FASB ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The adoption did not have a significant impact on the Company’s consolidated financial statements at the time of adoption.
On July 1, 2019, the Company adopted FASB ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. The amendments are intended to align the accounting for share-based payment awards issued to employees and nonemployees. Changes to the accounting for nonemployee awards include: 1) equity classified share-based payment awards issued to nonemployees will now be measured on the grant date, instead of the previous requirement to remeasure the awards through the performance completion date; 2) for performance conditions, compensation cost associated with the award will be recognized when achievement of the performance condition is probable, rather than upon achievement of the performance condition; and 3) the current requirement to reassess the classification (equity or liability) for nonemployee awards upon vesting will be eliminated, except for awards in the form of convertible instruments. The new guidance also clarifies that any share-based payment awards issued to customers should be evaluated under ASC 606, Revenue from Contracts with Customers. The Company’s share-based payment awards to nonemployees consist only of grants made to the Company’s nonemployee Directors as compensation solely related to each individual’s role as a nonemployee Director. As such, in accordance with ASC 718, the Company accounts for these share-based payment awards to its nonemployee Directors in the same manner as share-based payment awards for its employees. The adoption did not have an effect on the accounting for the Company’s current share-based payment awards to its nonemployee Directors.
On July 1, 2019, the Company adopted ASU 2018-13, Fair Value Measurement Disclosure Framework (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 requires disclosure of the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The adoption did not have a significant impact on the Company’s consolidated financial statements for the fiscal year ended June 30, 2020.

Accounting Standards Issued But Not Yet Adopted
On July 1, 2020, the Company will adopt FASB ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and all subsequent amendments that modified ASU 2016-13 (collectively, “Topic 326”). Topic 326 (i) significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model; and (ii) provides for recording credit losses on available-for-sale debt securities through an allowance account. Topic 326 also requires certain incremental disclosures. Topic 326 requires the modified-retrospective transition approach which results in a cumulative-effect adjustment to opening retained earnings in the consolidated balance sheet as of the date of adoption. Accordingly, the Company will not adjust prior period comparative information and will continue to disclose prior period financial information in accordance with authoritative guidance in effect during those periods. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date.
The Company estimates the adoption of Topic 326 will result in an increase to our allowance for credit losses for loans and leases of approximately $35.0 to $55.0 million. The increase is primarily related to the difference between loss emergence periods previously utilized, as compared to estimating lifetime credit losses as required by the standard. The Company does not anticipate an opening retained earnings adjustment related to debt securities. The Company has elected to phase the estimated impact of Topic 326 into regulatory capital in accordance with the interim final rule of the Federal Reserve and other U.S. banking agencies that became effective on March 31, 2020. As a result, the Company will delay recognizing the estimated impact of Topic 326 on regulatory capital until after a two-year deferral period, which extends the Company through June 30, 2022. Beginning on July 1, 2022, the Company will be required to phase in 25% of the previously deferred estimated capital impact of Topic 326, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 are intended to reduce the cost and complexity of applying ASC 740. The amendments that are applicable to the Company address: 1) franchise and other taxes partially based on income; 2) step-up in basis of goodwill in a business combination; 3) allocation of tax expense in separate entity financial statements; and 4) interim recognition of enactment of tax laws or rate changes. The amendments to Topic 740 are effective for interim and annual reporting periods beginning after December 15, 2020. The Company is evaluating the impact of ASU 2019-12 on the Company’s consolidated financial statements, but it does not expect the adoption to have a material impact.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying generally accepted accounting principles to contracts, hedging relationships, and other transactions impacted by reference rate reform. The provisions of ASU 2020-04 apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-04 are optional and are effective from March 12, 2020 through December 31, 2022. The Company is to evaluating the impact of ASU 2020-04 on the Company’s consolidated financial statements, but it does not expect the adoption to have a material impact.

2.	REVENUE RECOGNITION
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
Broker-dealer clearing fees. The Company earns revenues for executing, settling and clearing securities transactions for other broker-dealers on a fully disclosed basis. Trade execution and clearing services, when provided together, represent a single performance obligation as the services are not separately identifiable in the context of the contract. Revenues associated with combined trade execution and clearing services, as well as trade execution services on a standalone basis, are recognized at a point in time on trade-date. The Company believes that the performance obligation is satisfied on the trade date because that is when the underlying security or purchaser is identified, the pricing is agreed upon and the risks and rewards of ownership have been transferred to/from the customer. The Company also earns revenues for custody services which are separately identifiable and represent a distinct performance obligation which is recognized over time as the customer simultaneously receives and consumes the benefits. Certain clearing or custody related fees represent a modification of the original contract as they are distinct services. All trade and execution services are priced at their standalone selling price. Clearing and other fees are generally deducted from the introducing brokers’ commissions on a monthly basis.
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
The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated:

	June 30,
(Dollars in thousands, except per share data)	2020	2019
Non-interest income
Deposit service fees	$4,240	$3,513
Card fees	5,040	5,340
Broker-dealer clearing fees	23,210	11,737
Bankruptcy trustee and fiduciary service fees	1,272	7,036
Non-interest income (in-scope of Topic 606)	33,762	27,626
Non-interest income (out-of-scope of Topic 606)	69,225	55,131
Total non-interest income	$102,987	$82,757

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
MWABank deposit acquisition. On March 15, 2019, the Bank closed the deposit assumption agreement with MWABank and acquired approximately $173 million of deposits, including approximately $151 million of checking, savings and money market accounts and $22 million of time deposits, from MWABank. Axos did not acquire any assets, employees or branches in this transaction. The Bank received cash equal to the book value of the deposit liabilities.
WiseBanyan. On February 26, 2019 the Company’s subsidiary, Axos Securities, LLC, acquired 100% of the equity of WiseBanyan Holding, Inc. and its subsidiaries (collectively “WiseBanyan”). Headquartered in Las Vegas, Nevada, WiseBanyan is a provider of personal financial and investment management services through a proprietary technology platform. When acquired, WiseBanyan served approximately 24,000 clients with approximately $150 million of assets under management. The Company paid $3.2 million in cash to acquire the assets of WiseBanyan and recorded $2.7 million in intangible assets. The Company purchased the whole WiseBanyan business and has the entire voting interest. Goodwill is not expected to be deducted for tax purposes.
COR Securities Holdings. On January 28, 2019 (“Acquisition Date”), Axos Clearing, LLC and Axos Clarity MergeCo., Inc. completed the acquisition of 100% of the equity of COR Securities Holdings Inc.(“COR Securities”), the parent company of COR Clearing LLC (“COR Clearing”), pursuant to the terms of the Agreement and Plan of Merger, dated as of September 28, 2018 (the “Merger Agreement”).
Headquartered in Omaha, Nebraska, COR Clearing is a full-service correspondent clearing firm for independent broker-dealers. Established as a part of Mutual of Omaha Insurance Company and spun off as Legent Clearing in 2002, COR Clearing provides clearing, settlement, custody, and securities and margin lending to more than sixty introducing broker-dealers and 90,000 customers. The total cash consideration of approximately $80.9 million was funded with existing capital. The Company issued subordinated notes totaling $7.5 million to the principal stockholders of COR Securities in an equal principal amount, with a maturity of 15 months, to serve as the sole source of payment of indemnification obligations of the principal stakeholders of COR Securities under the Merger Agreement. The Company is in the process of making an indemnification claim against the $7.4 million remaining.
The acquisition of COR Securities is accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid are recorded at estimated fair values on the Acquisition Date. The Company recorded goodwill of $35.5 million and an additional $20.1 million in intangible assets as of the Acquisition Date. Included in the professional services line of the statement of income for the fiscal year ended June 30, 2019, the Company recognized $0.4 million in transaction costs.
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

The consideration paid for COR Securities common equity was $88.4 million and the fair values of acquired identifiable assets and liabilities assumed as of the Acquisition Date were as follows:

(Dollars in thousands)	January 28, 2019
ASSETS
Cash and due from banks	$16,604
Cash segregated for regulatory purposes	142,016
Securities, available for sale	9,585
Stock of the regulatory agencies, at cost	2,431
Securities borrowed	157,898
Customer, broker-dealer and clearing receivables	234,352
Other assets	5,487
Total identifiable assets	$568,373

LIABILITIES
Borrowings, subordinated notes and debentures	$85,100
Securities loaned	203,041
Customer, broker-dealer and clearing payables	240,110
Accounts payable and accrued liabilities	7,383
Total identifiable liabilities	$535,634

Net identifiable assets	$32,739
Intangible assets	20,120
Goodwill	35,501
Total net assets acquired	$88,360

Total cash paid	$80,860
Borrowings, subordinated notes and debentures issued	7,500
Total fair value of consideration paid	$88,360

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
Bankruptcy trustee and fiduciary services business of Epiq Systems, Inc. On April 4, 2018, the Company acquired the bankruptcy trustee and fiduciary services business of Epiq Systems, Inc. (“Epiq”). The assets acquired by the Company include comprehensive software solutions, trustee customer relationships, trade name, accounts receivable and fixed assets. The business provides specialized software and consulting services to Chapter 7 bankruptcy and non-Chapter 7 trustees and fiduciaries in all fifty states. This business is expected to generate fee income from bank partners and bankruptcy cases, as well as opportunities to source low cost deposits. No deposits were acquired as part of the transaction.
Under the terms of the purchase agreement, the aggregate purchase price included the payment of $70.0 million in cash. The Company acquired intangible assets with fair values of $32.7 million, including customer relationships, developed technologies, a covenant not to compete and the trade name, and accounts receivable and fixed assets of $1.6 million, resulting in goodwill of $35.7 million. Transaction-related expenses were de minimis.

The following table sets forth the fair value of assets acquired from Epiq on the consolidated balance sheets as of April 4, 2018:

(Dollars in thousands)	April 4, 2018
Fair value of consideration paid
Cash	$70,002
Total consideration paid	$70,002

Fair value of assets acquired
Intangible assets	$32,720
Other assets	1,563
Total assets	$34,283
Fair value of net assets acquired	$34,283
Goodwill incident to acquisition	$35,719

The Company recognized goodwill of $35.7 million as of April 4, 2018, which is calculated as the excess of the consideration exchanged as compared to the fair value of identifiable assets acquired. Goodwill resulted from expanded product lines and low-cost funding opportunities and is expected to be deductible for tax purposes. During the fiscal year ended June 30, 2019, the Company settled the working capital with Epiq. See Note 10 to the consolidated financial statements for further information on goodwill and other intangible assets.
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
Securities—trading and available-for-sale. Trading securities are recorded at fair value. Available-for-sale securities are recorded at fair value and consist of residential mortgage-backed securities (“RMBS”) issued by U.S. government-backed or government-sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae (“agency”), RMBS issued by non-agencies, municipal securities as well as other Non-RMBS securities. Fair value for agency securities and municipal securities are generally based on quoted market prices of similar securities used to form a dealer quote or a pricing matrix. There continues to be significant illiquidity in the market for RMBS issued by non-agencies, impacting the availability and reliability of transparent pricing. As orderly quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying mortgage assets. The Company computes Level 3 fair values for each non-agency RMBS in the same manner (as described below) whether available-for-sale or held-to-maturity.
To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by or decreased by the forecasted increase or decrease in the national home price appreciation (“HPA”) index. The largest factors influencing the Company’s modeling of the monthly default rate are unemployment and HPA, as a strong correlation exists. The most updated unemployment rate reported in June 2020 was 11.1%. Consensus estimates for unemployment are that the rate will begin to decrease. The Company agrees with consensus estimates and thus is projecting lower monthly default rates. The Company projects that severities will continue to improve as HPA improves.
To determine the discount rates used to compute the present value of the expected cash flows for these non-agency RMBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a lower FICO and less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for prime, Alt-A and Pay-option ARM non-agency RMBS securities using market-participant assumptions for risk, capital and return on equity. The range of annual default rates used in the Company’s projections at June 30, 2020 are from 0.5% up to 4.5%. The range of loss severity rates applied to each default used in the Company’s projections at June 30, 2020 are from 35.0% up to 68.4% based upon individual bond historical performance. The default rates and the severities are projected for every non-agency RMBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above. Based upon the actual performance of the underlying collateral, the securities’ credit enhancement will be impacted. The range of existing credit enhancement is from 0.1% to 89.7%, with a weighted average credit enhancement 24.1%. The Company applies its discount rates to the projected monthly cash flows, which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at June 30, 2020, the Company computed its discount rates as a spread between 288 and 943 basis points over the LIBOR Index using the LIBOR forward curve.
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
Mortgage Servicing Rights. Fair value is derived from market-driven valuation changes as well as modeled amortization involving the run-off of value that occurs due to the passage of time as individual loans are paid by borrowers. Market expectations about loan duration, and correspondingly the expected term of future servicing cash flows, may vary from time to time due to changes in expected prepayment activity, especially when interest rates rise or fall. Market expectations of increased loan prepayment speeds may negatively impact the fair value of the single family MSRs. Fair value is also dependent on the discount rate used in calculating present value, which is input from observable market activity, market participants, and results in Level 3 classification. Management reviews and adjusts the discount rate on an ongoing basis. An increase in the discount rate would reduce the estimated fair value of the MSRs asset.
Mortgage Banking Derivatives. The fair value of interest rate locks is estimated based on changes in to be announced (“TBA”) values which are based upon mortgage interest rates from the date the interest on the loan is locked, adjusted for items such as estimated fallout and costs to originate the loan.
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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	June 30, 2020
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Municipal	$—	$105	$—	$105
Securities—Available-for-Sale:
Agency Debt[1]	$—	$1,799	$—	$1,799
Agency RMBS[1]	—	16,826	—	16,826
Non-Agency RMBS[2]	—	—	18,332	18,332
Municipal	—	10,400	—	10,400
Asset-backed securities and structured notes	—	140,270	—	140,270
Total—Securities—Available-for-Sale	$—	$169,295	$18,332	$187,627
Loans Held for Sale	$—	$51,995	$—	$51,995
Mortgage servicing rights	$—	$—	$10,675	$10,675
Other assets—Derivative instruments	$—	$—	$9,131	$9,131
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$1,715	$1,715

	June 30, 2019
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Available-for-Sale:
Agency Debt[1]	—	1,685	—	1,685
Agency RMBS[1]	$—	$9,586	$—	$9,586
Non-Agency RMBS[2]	—	—	13,025	13,025
Municipal	—	21,162	—	21,162
Asset-backed securities and structured notes	—	182,055	—	182,055
Total—Securities—Available-for-Sale	$—	$214,488	$13,025	$227,513
Loans Held for Sale	$—	$33,260	$—	$33,260
Mortgage servicing rights	$—	$—	$9,784	$9,784
Other assets—Derivative Instruments	$—	$—	$1,978	$1,978
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$732	$732

[1]	Includes securities guaranteed by Ginnie Mae, a U.S. government agency, and the government sponsored enterprises Fannie Mae and Freddie Mac.

[2]	Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by Alt-A or pay-option ARM mortgages.

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Year Ended June 30, 2020
(Dollars in thousands)	Securities- Available-for- Sale: Non- Agency RMBS	Mortgage Servicing Rights[1]	Derivative Instruments, net	Total
Assets:
Opening Balance	$13,025	$9,784	$1,246	$24,055
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses for the period:
Included in earnings—Mortgage banking income	—	(5,806)	6,170	364
Included in other comprehensive income	617	—	—	617
Purchases, issues, sales and settlements:
Purchases	7,000	6,697	—	13,697
Issues	—	—	—	—
Sales	—	—	—	—
Settlements	(2,310)	—	—	(2,310)
Other-than-temporary impairment	—	—	—	—
Closing balance	$18,332	$10,675	$7,416	$36,423
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(5,806)	$6,170	$364

	Year Ended June 30, 2019
(Dollars in thousands)	Securities- Available-for- Sale: Non- Agency RMBS	Mortgage Servicing Rights[1]	Derivative Instruments, net	Total
Assets:
Opening Balance	$17,443	$10,752	$953	$29,148
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses for the period:
Included in earnings—Sale of securities	(133)	—	—	(133)
Included in earnings—Fair value gain(loss) on trading securities	—	—	—	—
Included in earnings—Mortgage banking income	—	(3,362)	293	(3,069)
Included in other comprehensive income	766	—	—	766
Purchases, issues, sales and settlements:
Purchases	—	2,394	—	2,394
Issues	—	—	—	—
Sales	(2,058)	—	—	(2,058)
Settlements	(2,172)	—	—	(2,172)
Other-than-temporary impairment	(821)	—	—	(821)
Closing balance	$13,025	$9,784	$1,246	$24,055
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$(133)	$(3,362)	$293	$(3,202)

1 Additions to mortgage servicing rights were retained upon sale of loans held for sale.

The table below summarizes the quantitative information about Level 3 fair value measurements as of the dates indicated:

	June 30, 2020
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Securities – Non-agency RMBS	$18,332	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	2.5 to 47.9% (26.1%) 0.5 to 4.5% (2.0%) 35.0 to 68.4% (50.1%) 2.9 to 9.4% (5.0%)
Mortgage Servicing Rights	$10,675	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	4.7 to 39.6% (11.4%) 1.6 to 7.7 (6.2) 9.5 to 14.0% (9.8%)
Derivative Instruments	$7,416	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	-0.3 to 0.8% (0.2%)

	June 30, 2019
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Securities – Non-agency RMBS	$13,025	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	2.9 to 32.5% (10.0%) 1.5 to 10.2% (4.4%) 40.0 to 68.3% (59.4%) 2.7 to 6.9% (4.1%)
Mortgage Servicing Rights	$9,784	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	4.7 to 33.7% (10.1%) 1.9 to 8.8 (6.4) 9.5 to 13.0% (9.8%)
Derivative Instruments	$1,246	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.4 to 0.8% (0.6%)

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

The table below summarizes the fair value of assets measured for impairment on a non-recurring basis:

	June 30, 2020
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired loans and leases:
Single family real estate secured:
Mortgage	$—	$—	$84,030	$84,030
Multifamily real estate secured	—	—	530	530
Commercial real estate secured	—	—	2,895	2,895
Auto and RV secured	—	—	202	202
Commercial & Industrial	—	—	213	213
Other	—	—	71	71
Total	$—	$—	$87,941	$87,941
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$6,114	$6,114
Autos and RVs	—	—	294	294
Total	$—	$—	$6,408	$6,408

	June 30, 2019
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Impaired loans and leases:
Single family real estate secured:
Mortgage	$—	$—	$46,005	$46,005
Multifamily real estate secured	—	—	2,108	2,108
Auto and RV secured	—	—	115	115
Other	—	—	216	216
Total	$—	$—	$48,444	$48,444
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$7,449	$7,449
Autos and RVs	—	—	36	36
Total	$—	$—	$7,485	$7,485

Impaired loans and leases measured for impairment on a non-recurring basis using the fair value of the collateral for collateral-dependent loans have a carrying amount of $87.9 million at June 30, 2020 and life to date charge-offs of $7.2 million. Impaired loans had a related allowance of $0.6 million at June 30, 2020. At June 30, 2019, such impaired loans had a carrying amount of $48.4 million and life to date charge-offs of $3.5 million, and a related allowance of $0.4 million.
Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $6.4 million after charge-offs of $1.4 million at June 30, 2020. Our other real estate owned and foreclosed assets had a net carrying amount was $7.5 million after charge-offs of $1.0 million during the year ended June 30, 2019.
The aggregate fair value, contractual balance (including accrued interest), and unrealized gain for loans held for sale was as follows:

	At June 30,
(Dollars in thousands)	2020	2019	2018
Aggregate fair value	$51,995	$33,260	$35,077
Contractual balance	49,700	32,342	34,415
Unrealized gain	$2,295	$918	$662

The total amount of gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	At June 30,
(Dollars in thousands)	2020	2019	2018
Interest income	$1,113	$1,006	$903
Change in fair value	7,531	544	181
Total	$8,644	$1,550	$1,084

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	June 30, 2020
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Impaired loans and leases:
Single family real estate secured:
Single family real estate secured: Mortgage	$84,030	Sales comparison approach	Adjustment for differences between the comparable sales	-15.3 to 10.9% (-0.9%)
Multifamily real estate secured	$530	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, capitalization rate	15.0 to 15.0% (15.0%)
Commercial real estate secured	$2,895	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, capitalization rate	1.5 to 1.8% (1.6%)
Auto and RV secured	$202	Sales comparison approach	Adjustment for differences between the comparable sales	-63.2 to 22.0% (-20.9%)
Commercial & Industrial	$213	Discounted cash flow	Discount Rate	-100 to 0.0% (-50.0%)
Other	$71	Discounted cash flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate	0.0 to 0.0% (0.0%) 0.0 to 10.0% (5.0%) 100.0 to 100.0% (100.0%) -1.2 to 1.2% (0.0%)
Other real estate owned and foreclosed assets:
Other real estate owned and foreclosed assets:
Single family real estate	$6,114	Sales comparison approach	Adjustment for differences between the comparable sales	18.7 to 18.7% (18.7%)
Autos and RVs	$294	Sales comparison approach	Adjustment for differences between the comparable sales	-24.6 TO 44.2% (2.8%)
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

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount and estimated fair values of financial instruments at year-end were as follows:

	June 30, 2020
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash, cash equivalents, cash segregated, and federal funds sold	$1,950,519	$1,950,519	$—	$—	$1,950,519
Securities trading	105	—	105	—	105
Securities available-for-sale	187,627	—	169,295	18,332	187,627
Loans held for sale, at fair value	51,995	—	51,995	—	51,995
Loans held for sale, at lower of cost or fair value	44,565	—	—	44,625	44,625
Loans and leases held for investment—net	10,631,349	—	—	11,138,255	11,138,255
Securities borrowed	222,368	—	—	222,613	222,613
Customer, broker-dealer and clearing receivables	220,266	—	—	220,464	220,464
Mortgage servicing rights	10,675	—	—	10,675	10,675
Financial liabilities:
Total deposits	11,336,694	—	11,088,447	—	11,088,447
Advances from the Federal Home Loan Bank	242,500	—	254,114	—	254,114
Borrowings, subordinated notes and debentures	235,789	—	234,445	—	234,445
Securities loaned	255,945	—	—	256,790	256,790
Customer, broker-dealer and clearing payables	347,614	—	—	347,614	347,614

	June 30, 2019
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash, cash equivalents, cash segregated, and federal funds sold	$857,368	$857,368	$—	$—	$857,368
Securities available-for-sale	227,513	—	214,488	13,025	227,513
Loans held for sale, at fair value	33,260	—	33,260	—	33,260
Loans held for sale, at lower of cost or fair value	4,800	—	—	4,990	4,990
Loans and leases held for investment—net	9,382,124	—	—	9,630,061	9,630,061
Securities borrowed	144,706	—	—	144,720	144,720
Customer, broker-dealer and clearing receivables	203,192	—	—	203,355	203,355
Mortgage servicing rights	9,784	—	—	9,784	9,784
Financial liabilities:
Total deposits	8,983,173	—	8,758,861	—	8,758,861
Advances from the Federal Home Loan Bank	458,500	—	461,156	—	461,156
Borrowings, subordinated notes and debentures	168,929	—	169,212	—	169,212
Securities loaned	198,356	—	—	198,197	198,197
Customer, broker-dealer and clearing payables	238,604	—	—	229,987	229,987
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

5. SECURITIES
The amortized cost, carrying amount and fair value for the securities available-for-sale for the following periods were:

	June 30, 2020
	Trading	Available-for-sale
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (RMBS):
Agencies[1]	$—	$16,192	$634	$—	$16,826
Non-agency[2]	—	18,180	1,024	(872)	18,332
Total mortgage-backed securities	—	34,372	1,658	(872)	35,158
Non-RMBS:
Agencies[1]	—	1,799	—	—	1,799
Municipal	105	10,550	44	(194)	10,400
Asset-backed securities and structured notes	—	141,338	1	(1,069)	140,270
Total Non-RMBS	105	153,687	45	(1,263)	152,469
Total debt securities	$105	$188,059	$1,703	$(2,135)	$187,627

	June 30, 2019
	Available-for-sale
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (RMBS):
Agencies[1]	$9,486	$179	$(79)	$9,586
Non-agency[2]	13,489	226	(690)	13,025
Total mortgage-backed securities	22,975	405	(769)	22,611
Non-RMBS:
Agencies[1]	1,682	3	—	1,685
Municipal	21,974	16	(828)	21,162
Asset-backed securities and structured notes	179,976	2,088	(9)	182,055
Total Non-RMBS	203,632	2,107	(837)	204,902
Total debt securities	$226,607	$2,512	$(1,606)	$227,513
1 Includes securities guaranteed by Ginnie Mae, a U.S. government agency, and the government sponsored enterprises Fannie Mae and Freddie Mac.
2 Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by prime, Alt-A or pay-option ARM mortgages.
The Company’s non-agency RMBS available-for-sale portfolio with a total fair value of $18.3 million at June 30, 2020 consists of fifteen different issues of super senior securities.
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
The face amounts of debt securities available-for-sale that were pledged to secure borrowings at June 30, 2020 and 2019 were $3.5 million and $3.6 million respectively.

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2020
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
Agencies	$85	$—	$—	$—	$85	$—
Non-agency	—	—	6,978	(872)	6,978	(872)
Total RMBS securities	85	—	6,978	(872)	7,063	(872)
Non-RMBS:
Municipal debt	—	—	2,002	(194)	2,002	(194)
Asset-backed securities and structured notes	139,883	(1,069)	—	—	139,883	(1,069)
Total Non-RMBS	139,883	(1,069)	2,002	(194)	141,885	(1,263)
Total debt securities	$139,968	$(1,069)	$8,980	$(1,066)	$148,948	$(2,135)

	June 30, 2019
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
Agencies	$44	$(2)	$4,612	$(77)	$4,656	$(79)
Non-agency	32	(1)	8,527	(689)	8,559	(690)
Total RMBS securities	76	(3)	13,139	(766)	13,215	(769)
Non-RMBS:
Municipal debt	—	—	12,997	(828)	12,997	(828)
Asset-backed securities and structured notes	101	(1)	1,779	(8)	1,880	(9)
Total Non-RMBS	101	(1)	14,776	(836)	14,877	(837)
Total debt securities	$177	$(4)	$27,915	$(1,602)	$28,092	$(1,606)

There were ten securities that were in a continuous loss position at June 30, 2020 for a period of more than 12 months. There were four securities that were in a continuous loss position at June 30, 2020 for a period of less than 12 months. There were twenty-one securities that were in a continuous loss position at June 30, 2019 for a period of more than 12 months. There were three securities that were in a continuous loss position at June 30, 2019 for a period of less than 12 months.

The following table summarizes amounts of anticipated credit loss recognized in the income statement through other-than-temporary impairment charges, which reduced non-interest income:

	At June 30,
(Dollars in thousands)	2020	2019	2018
Beginning balance	$(821)	$—	$(15,528)
Additions for the amounts related to the credit loss for which an other-than-temporary impairment was not previously recognized	—	(821)	(7)
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	—	—	(149)
Credit losses realized for securities sold	—	—	15,684
Ending balance	$(821)	$(821)	—

Cumulative credit loss of $0.2 million was recognized in earnings during fiscal 2018 and other-than-temporary impairment of $0.8 million was recognized in earnings during fiscal 2019. No other-than-temporary impairment was recognized in earnings during fiscal 2020.
During the fiscal year ended June 30, 2020, there were no sales of securities. During the fiscal year ended June 30, 2019, the company sold six available-for-sale securities with a carrying value of $15.1 million resulting in a $0.7 million gain.
The gross gains and losses realized through earnings upon the sale of available-for-sale securities were as follows:

	At June 30,
(Dollars in thousands)	2020	2019	2018
Proceeds	$—	$15,863	$44,013
Gross realized gains	$—	$842	$1,269
Gross realized loss	—	(133)	(1,569)
Net gain on securities	$—	$709	$(300)

The Company records unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

	At June 30,
(Dollars in thousands)	2020	2019
Available-for-sale debt securities—net unrealized gains	$(432)	$905
Available-for-sale debt securities—non-credit related	(845)	(845)
Subtotal	(1,277)	60
Tax (provision) benefit	340	(44)
Net unrealized gain (loss) on investment securities in accumulated other comprehensive loss	$(937)	$16

6. LOANS, LEASES & ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Company’s single family, commercial and multifamily loans, the allowance for loan and lease losses methodology takes into consideration the risk that the original borrower information may have adversely changed in two ways. First, in calculating the quantitative factor for the Company’s general loan and lease loss allowance, the actual loss experience is tracked and stratified by original LTV and year of origination. As a result, the Company uses relatively higher loss rates across the LTV bands for loans originated and purchased in years 2005 through 2008 compared to the same LTV ranges for loans originated before 2005 or after 2008. Second, the Company uses a number of qualitative factors to reflect additional risk. One qualitative loss factor is real estate valuation risk which is applied to each LTV band primarily based upon the year the real estate loan was originated or purchased. Based upon price appreciation indices, multifamily property values in years 2005 through 2008 experienced significant declines. As a result, the Company applies a relatively higher qualitative loss factor rate across the LTV bands for loans originated and purchased in years 2005 through 2008 compared to the same LTV ranges for loans originated or purchased before 2005 or after 2008.
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
For the Company’s unsecured lending portfolio, the allowance methodology takes into consideration the credit and financial position of the borrower at time of origination. The Company obtains grades for each borrower based on financial and credit criteria and allocates an allowance allocation based on these ratings.
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
Warehouse. Single family warehouse loans consist of short-term, secured advances to mortgage bankers on a revolving basis. These facilities enable the mortgage originators to close loans in their own names and temporarily finance inventories of closed mortgage loans until they can be sold to an approved investor. The Company attempts to mitigate residential lending risks by adhering to its underwriting policies in evaluating the collateral and the credit-worthiness of the borrower. Mortgage loans aged on a mortgage banking customer’s line longer than 60 days are investigated by the Bank, which can require the borrower to buy the loan out of the line.
Financing. Commercial specialty and lender finance loans secured by single family real estate are originated to businesses secured by first liens on single family mortgage loans. These loans are generally collateralized by single family mortgage loans that are secured by first liens on single family real estate. The Company attempts to mitigate residential lending risks by adhering to its underwriting policies in evaluating the collateral and the credit-worthiness of the borrower.
Multifamily. The Company originates loans secured by multifamily real estate (more than four units). These loans involve a greater degree of risk than one-to-four family residential mortgage loans as these loans are usually greater in amount, dependent on the cash flow capacity of the project, and may be more difficult to evaluate and monitor. Repayment of loans secured by multifamily properties frequently depends on the successful operation and management of the properties. Consequently, repayment of such loans may be affected by adverse conditions in the real estate market or economy. The Company attempts to mitigate these risks by monitoring the LTV and minimum debt service coverage ratios, in addition to thoroughly evaluating the global financial condition of the borrower, the management experience of the borrower, and the quality of the collateral property securing the loan.
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
Other. The Company originates other loans, which include unsecured consumer loans, factoring, and other small balance business and consumer loans. Other consumer loans generally have shorter terms to maturity than mortgage loans. Other consumer loans generally involve a greater degree of risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured. In such cases, it is not possible to repossess collateral for a defaulted consumer loan and as such there may not exist an adequate source of repayment of the outstanding loan balance as a result of the absence of security. The Company attempts to mitigate these risks by adhering to its underwriting policies in evaluating the credit-worthiness of the borrower. Factoring loans are originated through the wholesale and retail purchase of state lottery prize and structured settlement annuities. These annuities are high credit quality deferred payment receivables having a state lottery commission or primarily highly rated insurance company payor. Purchases of state lottery prize or structured settlement annuities are governed by specific state statutes requiring judicial approval of each transaction. No transaction is funded before an order approving such transaction has been entered by a court of competent jurisdiction. The Company’s commission-based sales force originates contracts for the retail purchase of such payments from leads generated by the Company’s dedicated research department through the use of proprietary research techniques. The Company attempts to mitigate these risks by adhering to its underwriting policies in evaluating the credit-worthiness of the state or insurer. Federal Paycheck Protection Program (“PPP”) loans made by the Bank under the Federal Coronavirus Aid, Relief and Economic Security Act (“CARES”) Act are guaranteed by the Small Business Administration (“SBA”) and, if the loan funds are used by the borrower for specific purposes as provided under the PPP, may be fully or partially forgiven by the SBA at which time, the Bank will receive funds related to the PPP loan forgiveness directly from the SBA. Because of the underwriting policies and SBA guarantee, the Company does not expect any probable incurred credit losses and has provided a de minimis amount of allowance for loan and lease losses.
The following table sets forth the composition of the loan and lease portfolio as of the dates indicated:

	At June 30,
(Dollars in thousands)	2020	2019
Single family real estate secured:
Mortgage	$4,244,563	$4,281,080
Warehouse	474,318	301,999
Financing[1]	682,477	518,560
Multifamily real estate secured - mortgage and financing	2,303,216	1,948,513
Commercial real estate secured - mortgage	371,176	326,154
Auto and RV secured	291,452	290,894
Commercial & Industrial	2,094,322	1,662,629
Other	241,918	119,481
Total gross loans and leases	10,703,442	9,449,310
Allowance for loan and lease losses	(75,807)	(57,085)
Unaccreted premiums (discounts) and loan and lease fees	3,714	(10,101)
Total net loans and leases	$10,631,349	$9,382,124

1 Single family real estate secured: Financing consists of commercial specialty and lender finance loans secured by single family real estate.
The following table summarizes activity in the allowance for loan and lease losses for the periods indicated:

	At June 30,
(Dollars in thousands)	2020	2019	2018
Balance—beginning of period	$57,085	$49,151	$40,832
Provision for loan and lease loss	42,200	27,350	25,800
Charged off	(25,833)	(19,663)	(15,979)
Transfers to held for sale	—	(2,356)	(2,307)
Recoveries	2,355	2,603	805
Balance—end of period	$75,807	$57,085	$49,151

Loans held for investment transferred to loans held for sale classification are carried at the lower of cost or fair value. At the time of transfer into the held for sale classification, any amount by which cost exceeds fair value is accounted for as a charge against the allowance for loan and lease losses, shown in the transfers to held for sale in the table above.

The following table summarizes the composition of the impaired loans and leases:

	At June 30,
(Dollars in thousands)	2020	2019	2018
Nonaccrual loans and leases—90+ days past due plus other nonaccrual loans and leases	$87,640	$47,821	$30,197
Troubled debt restructured loans and leases—non-accrual	301	623	1,029
Troubled debt restructured loans and leases—performing	—	—	—
Total impaired loans and leases	$87,941	$48,444	$31,226

At June 30, 2020, the carrying value of impaired loans and leases is net of write offs of $7.2 million. At June 30, 2020, $87.9 million of impaired loans and leases had no specific allowance allocations. The average carrying value of impaired loans and leases was $60.6 million and $39.5 million for the fiscal years ended June 30, 2020 and 2019, respectively. The interest income recognized during the periods of impairment is insignificant for those loans and leases impaired at June 30, 2020 or 2019. At June 30, 2020 and 2019, there were no loans or leases still accruing past due 90 days or more, unless the Company received principal and interest from the servicer despite the borrower’s delinquency. Cash receipts for loans and leases impaired is recorded against principal. The Company considers the servicer’s recovery of such advances in evaluating whether such loans should continue to accrue. A loan or lease is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. Factors that we consider in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans or leases that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan or lease’s effective interest rate or the fair value of the collateral if repayment of the loan or lease is expected from the sale of collateral.
In the ordinary course of business, the Company has granted related party loans collateralized by real property to certain executive officers, directors and their affiliates. There was one refinanced related party loan in the amount of $1.3 million during the fiscal year ended June 30, 2019. During the fiscal year 2020, the Company originated five new related party loans in the amount of $8.5 million. Total principal payments on related party loans were $7.9 million and $0.5 million during the years ended June 30, 2020 and 2019, respectively. At June 30, 2020 and 2019, these loans amounted to $14.5 million and $13.3 million, respectively, and are included in loans held for investment. Interest earned on these loans was $0.2 million and $0.3 million during the years ended June 30, 2020 and 2019, respectively.
The Company’s loan and lease portfolio consists of approximately 15.71% fixed interest rate loans and 84.29% adjustable interest rate loans as of June 30, 2020. The Company’s adjustable rate loans are generally based upon indices using U.S. Treasury rates, LIBOR and Eleventh District Cost of Funds.
At June 30, 2020 and 2019, portfolio loans serviced by others were $49.4 million or 0.46% and $57.7 million or 0.61% respectively, of the loan portfolio.
COVID-19 Impact. The Company is closely monitoring the rapid developments of and uncertainties caused by the COVID-19 pandemic. In response to the changes in economic and business conditions as a result of the COVID-19 pandemic, the Company has taken the following actions to support customers, employees, partners and shareholders. For our borrowers who are one or less payments past due on April 1, 2020, based on the Company’s application under the guidelines set forth in the CARES Act, the Company delayed payments for an agreed upon timeframe, depending on each individual borrower’s characteristics. As of June 30, 2020 the company granted forbearance on $95.8 million of loans, primarily single family residential secured loans. Additionally, the company provided deferrals for $28.2 million and $2.7 million of auto and unsecured consumer loans during the year. Lastly, the company provided one Commercial and industrial loan a period of three months of interest only payments. No other deferrals of payment obligations have been provided. There have been no loan modifications as a result of the COVID-19 pandemic as of June 30, 2020. These COVID-19 payment deferrals are not categorized as a TDR as the CARES Act allows the Bank to suspend the TDR requirements for certain short-term loan modifications. The extent to which these measures will impact the Bank is uncertain, and any progression of loans receiving COVID-19 payment deferrals into non-performing assets, during future periods is uncertain and will depend on future developments that cannot be predicted.
Allowance for Loan and Lease Losses. The Company is committed to maintaining the allowance for loan and lease losses at a level that is considered to be commensurate with estimated probable incurred credit losses in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. While the Company believes that the allowance for loan and lease losses is adequate at June 30, 2020, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan and lease portfolio.

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
The allowance for loan and lease losses for the auto and RV loan portfolio at June 30, 2020 was determined by classifying each outstanding loan according to the original FICO score and providing loss rates.
The Company provides general loan loss reserves for mortgage loans based upon the size and class of the mortgage loan and the LTV at date of origination. The allowance for each class is determined by dividing the outstanding unpaid balance for each loan by the LTV and applying a loss rate.
The Company originates and purchases mortgage loans with terms that may include repayments that are less than the repayments for fully amortizing loans, including interest only loans, option adjustable-rate mortgages, and other loan types that permit payments that may be smaller than interest accruals. The Companies lending guidelines for interest-only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Company’s Credit Committee monitors and performs reviews of interest only loans. Adverse trends reflected in the Company’s delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of June 30, 2020, the Company had $1,368.6 million of interest only loans and $1.1 million of option adjustable-rate mortgage loans. Through June 30, 2020, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.
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

The following tables summarize activity in the allowance for loan and lease losses by portfolio classes for the periods indicated:

	June 30, 2020
	Single Family
(Dollars in thousands)	Mortgage	Warehouse	Financing	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Commercial & Industrial	Other	Total
Balance at July 1, 2019	$21,295	$996	$5,331	$4,097	$1,044	$4,818	$17,515	$1,989	$57,085
Provision for loan and lease loss	2,682	864	(237)	2,102	412	2,309	9,480	24,588	42,200
Charge-offs	(202)	—	—	—	—	(1,775)	(4,132)	(19,724)	(25,833)
Transfers to held for sale	—	—	—	—	—	—	—	—	—
Recoveries	266	—	—	119	—	386	—	1,584	2,355
Balance at June 30, 2020	$24,041	$1,860	$5,094	$6,318	$1,456	$5,738	$22,863	$8,437	$75,807

	June 30, 2019
	Single Family
(Dollars in thousands)	Mortgage	Warehouse	Financing	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Commercial & Industrial	Other	Total
Balance at July 1, 2018	$20,382	$523	$1,557	$5,010	$849	$3,178	$16,282	$1,370	$49,151
Provision for loan and lease loss	1,305	473	3,774	(1,022)	195	2,605	2,382	17,638	27,350
Charge-offs	(799)	—	—	—	—	(1,156)	(1,149)	(16,559)	(19,663)
Transfers to held for sale	—	—	—	—	—	—	—	(2,356)	(2,356)
Recoveries	407	—	—	109	—	191	—	1,896	2,603
Balance at June 30, 2019	$21,295	$996	$5,331	$4,097	$1,044	$4,818	$17,515	$1,989	$57,085

	June 30, 2018
	Single Family
(Dollars in thousands)	Mortgage	Warehouse	Financing	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Commercial & Industrial	Other	Total
Balance at July 1, 2017	$19,991	$590	$1,708	$4,638	$1,008	$2,379	$9,903	$615	$40,832
Provision for loan and lease loss	614	(67)	136	372	(159)	1,390	6,379	17,135	25,800
Charge-offs	(272)	—	(287)	—	—	(803)	—	(14,617)	(15,979)
Transfers to held for sale	—	—	—	—	—	—	—	(2,307)	(2,307)
Recoveries	49	—	—	—	—	212	—	544	805
Balance at June 30, 2018	$20,382	$523	$1,557	$5,010	$849	$3,178	$16,282	$1,370	$49,151

The following tables present our loans and leases evaluated individually for impairment by portfolio class for the periods indicated:

	June 30, 2020
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment[1]	Recorded Investment	Accrued Interest/Origination Fees	Total	Related Allocation of General Allowance	Related Allocation of Specific Allowance
With no related allowance recorded:
Single family real estate secured:
Mortgage	$3,402	$1,241	$2,161	$191	$2,352	$—	$—
Auto and RV secured	407	250	157	7	164	—	—
Other	5,186	5,186	—	573	573	—	—
With an allowance recorded:
Single family real estate secured:
Mortgage	82,365	496	81,869	1,559	83,428	606	—
Multifamily real estate secured	544	14	530	4	534	—	—
Commercial real estate secured	2,926	31	2,895	38	2,933	4	—
Auto and RV secured	45	—	45	1	46	5	—
Commercial & Industrial	213	—	213	—	213	11	—
Other	71	—	71	—	71	7	—
Total	$95,159	$7,218	$87,941	$2,373	$90,314	$633	$—
As a % of total gross loans and leases	0.89%	0.07%	0.82%	0.02%	0.84%	0.01%	—%

	June 30, 2019
(Dollars in thousands)	Unpaid Principal Balance	Principal Balance Adjustment[1]	Recorded Investment	Accrued Interest/Origination Fees	Total	Related Allocation of General Allowance	Related Allocation of Specific Allowance
With no related allowance recorded:
Single family real estate secured:
Mortgage	$7,111	$2,917	$4,194	$255	$4,449	$—	$—
Auto and RV secured	326	221	105	4	109		—
With an allowance recorded:
Single family real estate secured:
Mortgage	42,176	365	41,811	840	42,651	405	—
Multifamily real estate secured	2,108	—	2,108	9	2,117	3	—
Auto and RV secured	10	—	10	—	10	1	—
Other	216	—	216	—	216	13	—
Total	$51,947	$3,503	$48,444	$1,108	$49,552	$422	$—
As a % of total gross loans and leases	0.55%	0.04%	0.51%	0.01%	0.52%	—%	—%
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

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and based on impairment evaluation method:

	June 30, 2020
	Single Family
(Dollars in thousands)	Mortgage	Warehouse	Financing	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Commercial & Industrial	Other	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans and leases:
Individually evaluated for impairment– general allowance	$606	$—	$—	$—	$4	$5	$11	$7	$633
Collectively evaluated for impairment	23,435	1,860	5,094	6,318	1,452	5,733	22,852	8,430	75,174
Total ending allowance balance	$24,041	$1,860	$5,094	$6,318	$1,456	$5,738	$22,863	$8,437	$75,807
Loans and leases:
Loans and leases individually evaluated for impairment [1]	$84,030	$—	$—	$530	$2,895	$202	$213	$71	$87,941
Loans and leases collectively evaluated for impairment	4,160,533	474,318	682,477	2,302,686	368,281	291,250	2,094,109	241,847	10,615,501
Principal loan and lease balance	4,244,563	474,318	682,477	2,303,216	371,176	291,452	2,094,322	241,918	10,703,442
Unaccreted discounts and loan and lease fees	8,770	—	(2,834)	3,522	573	2,170	(3,993)	(4,494)	3,714
Total recorded investment in loans and leases	$4,253,333	$474,318	$679,643	$2,306,738	$371,749	$293,622	$2,090,329	$237,424	$10,707,156
1 Loans and leases evaluated for impairment include TDRs that have been performing for more than six months.

	June 30, 2019
	Single Family
(Dollars in thousands)	Mortgage	Warehouse	Financing	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Commercial & Industrial	Other	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans and leases:
Individually evaluated for impairment – general allowance	$405	$—	$—	$3	$—	$1	$—	$13	$422
Collectively evaluated for impairment	20,890	996	5,331	4,094	1,044	4,817	17,514	1,977	56,663
Total ending allowance balance	$21,295	$996	$5,331	$4,097	$1,044	$4,818	$17,514	$1,990	$57,085
Loans and leases:
Loans and leases individually evaluated for impairment [1]	$46,005	$—	$—	$2,108	$—	$115	$—	$216	$48,444
Loans and leases collectively evaluated for impairment	4,235,075	301,999	518,560	1,946,405	326,154	290,779	1,662,629	119,265	9,400,866
Principal loan and lease balance	4,281,080	301,999	518,560	1,948,513	326,154	290,894	1,662,629	119,481	9,449,310
Unaccreted discounts and loan and lease fees	8,790	—	(1,773)	5,090	649	2,631	(3,188)	(22,300)	(10,101)
Total recorded investment in loans and leases	$4,289,870	$301,999	$516,787	$1,953,603	$326,803	$293,525	$1,659,441	$97,181	$9,439,209
1 Loans and leases evaluated for impairment include TDRs that have been performing for more than six months.

Credit Quality Disclosure. Nonaccrual loans and leases consisted of the following as of the dates indicated:

	At June 30,
(Dollars in thousands)	2020	2019
Single Family Real Estate Secured:
Mortgage	$84,030	$46,005
Multifamily Real Estate Secured	530	2,108
Commercial Real Estate Secured	2,895	—
Total nonaccrual loans secured by real estate	87,455	48,113
Auto and RV Secured	202	115
Commercial and Industrial	213	—
Other	71	216
Total nonaccrual loans and leases	$87,941	$48,444
Nonaccrual loans and leases to total loans and leases	0.82%	0.51%

Approximately 0.34% of our nonaccrual loans and leases at June 30, 2020 were considered TDRs, compared to 1.29% at June 30, 2019. Borrowers who make timely payments after TDRs are considered non-performing for at least six months. Generally, after six months of timely payments, those TDRs are reclassified from the nonaccrual loan and lease category to performing and return to accrual status. Approximately 95.55% of the Bank’s nonaccrual loans and leases are single family first mortgages repaid and written down to 92.70% in aggregate, of the original loan value of the underlying properties. These single family first mortgages have a loan-to-value ratio of 55.57%.
The following tables provide the outstanding unpaid balance of loans and leases that are performing and nonaccrual by portfolio class as of the dates indicated:

	June 30, 2020
	Single Family
(Dollars in thousands)	Mortgage	Warehouse	Financing	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Commercial & Industrial	Other	Total
Performing	$4,160,533	$474,318	$682,477	$2,302,686	$368,281	$291,250	$2,094,109	$241,847	$10,615,501
Nonaccrual	84,030	—	—	530	2,895	202	213	71	87,941
Total	$4,244,563	$474,318	$682,477	$2,303,216	$371,176	$291,452	$2,094,322	$241,918	$10,703,442

	June 30, 2019
	Single Family
(Dollars in thousands)	Mortgage	Warehouse	Financing	Multi- family real estate secured	Commercial real estate secured	Auto and RV secured	Commercial & Industrial	Other	Total
Performing	$4,235,075	$301,999	$518,560	$1,946,405	$326,154	$290,779	$1,662,629	$119,265	$9,400,866
Nonaccrual	46,005	—	—	2,108	—	115	—	216	48,444
Total	$4,281,080	$301,999	$518,560	$1,948,513	$326,154	$290,894	$1,662,629	$119,481	$9,449,310

Interest recognized on performing loans temporarily modified as TDRs was $0, $0, and $0 for the years ended June 30, 2020, 2019 and 2018 respectively. The average balances of nonaccrual loans was $60.6 million, $39.5 million and $30.4 million for the years ended June 30, 2020, 2019 and 2018, respectively. There was no amount in performing TDRs for each of the years ended June 30, 2020, 2019 and 2018.
The Company had no TDRs classified as performing loans at June 30, 2020 or 2019.
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
The following tables present the composition of our loan and lease portfolio by credit quality indicator as of the dates indicated:

	June 30, 2020
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single family real estate secured:
Mortgage	$4,118,477	$39,803	$80,375	$5,908	$4,244,563
Warehouse	457,302	17,016	—	—	474,318
Financing	584,341	63,098	35,038	—	682,477
Multifamily real estate secured	2,286,345	11,330	5,541	—	2,303,216
Commercial real estate secured	363,934	4,347	2,895	—	371,176
Auto and RV secured	290,791	38	623	—	291,452
Commercial & Industrial	1,944,895	20,915	128,512	—	2,094,322
Other	241,725	122	71	—	241,918
Total	$10,287,810	$156,669	$253,055	$5,908	$10,703,442
As a % of gross loans and leases	96.1%	1.5%	2.4%	0.1%	100.0%

	June 30, 2019
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Single family real estate secured:
Mortgage	$4,196,199	$37,817	$47,064	$—	$4,281,080
Warehouse	301,999	—	—	—	301,999
Financing	440,298	21,600	56,662	—	518,560
Multifamily real estate secured	1,945,038	427	3,048	—	1,948,513
Commercial real estate secured	326,154	—	—	—	326,154
Auto and RV secured	290,691	68	135	—	290,894
Commercial & Industrial	1,660,821	1,722	86	—	1,662,629
Other	119,036	229	216	—	119,481
Total	$9,280,236	$61,863	$107,211	$—	$9,449,310
As of % of gross loans and leases	98.2%	0.7%	1.1%	—%	100.0%
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
The Company has taken proactive measures to manage loans that became delinquent during the recent economic downturn as a result of the COVID-19 pandemic. As of June 30, 2020, the Company provided no deferrals of payment obligations on commercial loans of any kind, including all commercial real estate multifamily, small balance commercial, CRESL, lender finance and leasing, with the exception of one $5.6 million loan in the equipment finance portfolio that was provided three months of interest only payments. Deferrals totaling $28.2 million of auto loans and $2.7 million for consumer unsecured loans were granted during the fiscal year ended June 30, 2020. Additionally, the Company granted temporary forbearance on certain single family mortgages as described below.
The following tables provide the outstanding unpaid balance of loans and leases that are past due 30 days or more by portfolio class as of the dates indicated:

	June 30, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage	$17,931	$23,115	$66,813	$107,859
Multifamily real estate secured	4,411	3,789	—	8,200
Commercial real estate secured	3,333	1,498	—	4,831
Auto and RV secured	755	44	254	1,053
Other	218	122	72	412
Total	$26,648	$28,568	$67,139	$122,355
As a % of gross loans and leases	0.25%	0.27%	0.63%	1.13%

The table presented above which provides the outstanding balance of loans and leases that are past due 30 days or more does not include those single family mortgages, impacted by COVID-19 which were granted temporary forbearance through June 30, 2020. The total unpaid balance of single family mortgages that are past due 30 days or more at June 30, 2020 would have been $203.6 million, if those single family mortgages granted temporary forbearance were included in the total.

	June 30, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single family real estate secured:
Mortgage	$12,236	$15,616	$37,158	$65,010
Multifamily real estate secured	1,684	—	1,588	3,272
Auto and RV secured	476	155	17	648
Other	250	229	216	695
Total	$14,646	$16,000	$38,979	$69,625
As a % of gross loans and leases	0.15%	0.17%	0.41%	0.74%

7.	OFFSETTING OF SECURITIES FINANCING AGREEMENTS
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
The following table presents information about the offsetting of these instruments and related collateral amounts as of:

	June 30, 2020
(Dollars in thousands)	Gross Assets / Liabilities	Amounts Offset	Net Balance Sheet Amount	Financial Collateral	Net Assets / Liabilities
Assets:
Securities borrowed	$222,368	$—	$222,368	$222,368	$—
Liabilities:
Securities loaned	$255,945	$—	$255,945	$255,945	$—

	June 30, 2019
(Dollars in thousands)	Gross Assets / Liabilities	Amounts Offset	Net Balance Sheet Amount	Financial Collateral	Net Assets / Liabilities
Assets:
Securities borrowed	$144,706	$—	$144,706	$144,706	$—
Liabilities:
Securities loaned	$198,356	$—	$198,356	$198,356	$—

The securities loaned transactions represent equities with an overnight and open maturity classification.

8.	CUSTOMER, BROKER-DEALER AND CLEARING RECEIVABLES AND PAYABLES
Customer, broker-dealer and clearing receivables and payables consisted of the following at June 30, 2020:

(Dollars in thousands)	June 30, 2020	June 30, 2019
Receivables:
Customers	$211,386	$188,384
Broker-dealer and clearing organizations:
Receivable from broker-dealers[1]	6,782	11,022
Securities failed to deliver	2,098	3,092
Other	—	694
Total customer, broker-dealer and clearing receivables	$220,266	$203,192

Payables:
Customers	$324,628	$219,162
Broker-dealer and clearing organizations:
Payable to broker-dealers	20,382	10,995
Securities failed to receive	2,604	8,447
Total customer, broker-dealer and clearing payables	$347,614	$238,604
1 Includes broker-dealer reserve for bad debt of $17.1 million as of June 30, 2019.

9. FURNITURE, EQUIPMENT AND SOFTWARE
A summary of the cost and accumulated depreciation and amortization for leasehold improvements, furniture, equipment and software is as follows:

	At June 30,
(Dollars in thousands)	2020	2019
Leasehold improvements	$5,434	$5,481
Furniture and fixtures	7,749	7,049
Computer hardware and equipment	22,932	20,991
Software	51,554	41,930
Total	87,669	75,451
Less accumulated depreciation and amortization	(57,105)	(42,280)
Furniture, equipment and software—net[1]	$30,564	$33,171

1Furniture, equipment and software are included in the other assets line on the consolidated balance sheet.
Depreciation and amortization expense in respect of leasehold improvements, furniture, equipment and software for the years ended June 30, 2020, 2019 and 2018 was $14.9 million, $11.7 million and $7.9 million, respectively.

10. GOODWILL AND INTANGIBLE ASSETS
Management has evaluated and continues to monitor all key factors impacting the carrying value of the Company’s recorded goodwill and long-lived assets. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in material non-cash impairment charges in the future. Management preformed impairment testing at the reporting unit level and there was no impairment identified for the fiscal years ended June 30, 2020 and June 30, 2019.

The following table summarizes the activity in the Company’s goodwill balance as of the dates indicated:

(Dollars in thousands)	Total
Balance at July 1, 2019	$71,222
Goodwill incident to acquisitions	—
Balance at June 30, 2020	$71,222

The Company’s acquired intangible assets are summarized as follows as of the dates indicated:

	June 30, 2020			June 30, 2019
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Covenant not to compete	$930	$523	$407	$930	$291	$639
Customer relationships	31,310	4,498	26,812	31,310	1,886	29,424
Customer deposit intangible	13,545	3,756	9,789	13,545	1,436	12,109
Developed technologies	23,050	5,963	17,087	23,050	1,720	21,330
Trade name	290	218	72	290	121	169
Total intangible assets	$69,125	$14,958	$54,167	$69,125	$5,454	$63,671

The weighted-average useful lives of intangible assets at the time of acquisition were as follows:

Weighted-Average Useful Lives (Years)
Covenant not to compete	4
Customer relationships	12
Customer deposit intangible	10
Developed technologies	5
Trade name	3

The amortization expense for intangible assets that are subject to amortization was $9.5 million and $4.8 million for the years ended June 30, 2020 and 2019, respectively. Each intangible asset subject to amortization is amortized using the straight-line method over the estimated useful life of the asset. Estimated future amortization expense related to finite-lived intangible assets at June 30, 2020 is as follows:

(Dollars in thousands)	Amortization Expense
For the fiscal year ending June 30,
2021	$9,795
2022	8,441
2023	8,020
2024	7,551
2025	4,062
Thereafter	16,298
Total	$54,167

11.	LEASES

The components of lease expense for the year ended June 30, 2020 were:

(Dollars in thousands)
Operating lease expense	$10,543

Supplemental cash flow information related to leases for the year ended June 30, 2020 was as follows:

(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$8,412
ROU assets obtained in the exchange for lease liabilities:
ROU assets obtained in exchange for lease liabilities	$3,252
ROU assets recognized upon adoption of new lease standard	$77,794

Supplemental balance sheet information related to leases as of June 30, 2020 was as follows:

(Dollars in thousands)
Operating lease right-of-use assets	$73,014
Operating lease liabilities	$76,827
Weighted-average remaining lease term (in years):
Operating leases	9.12 years
Weighted-average discount rate:
Operating leases	2.90%

The Company adopted ASC 842, Leases on July 1, 2019, using the modified retrospective transition under the option to apply the new standard at its effective date without adjusting the prior period comparative financial statements. As such, disclosures for comparative periods under the predecessor standard, ASC 840, Leases, are required in the year of transition. Future minimum lease payments under ASC 840 as of June 30, 2019, under lease agreements that had commenced as of June 30, 2019. The following table represents maturities of lease liabilities as of June 30, 2020, and undiscounted future minimum lease payments as of June 30, 2019 as follows:

(Dollars in thousands)	June 30, 2020	June 30, 2019
Within one year	$8,878	$8,634
After one year and within two years	9,546	8,376
After two years and within three years	9,817	9,035
After three years and within four years	9,420	9,284
After four years and within five years	8,789	9,004
After five years	41,954	47,501
Total lease payments	88,404	91,834
Less: present value discount	(11,577)	—
Total Lease Liability	$76,827	$91,834

12. DEPOSITS
Deposit accounts are summarized as follows:

	At June 30,
	2020		2019
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$1,936,661	—%	$1,441,930	—%
Interest bearing:
Demand	3,456,127	0.37%	2,709,014	2.06%
Savings	3,697,188	0.78%	2,466,214	1.48%
	7,153,315	0.58%	5,175,228	1.78%
Time deposits:
$250 and under	1,584,034	2.12%	1,866,811	2.47%
Greater than $250	662,684	1.39%	499,204	2.27%
Total time deposits	2,246,718	1.91%	2,366,015	2.43%
Total interest bearing[2]	9,400,033	0.90%	7,541,243	1.99%
Total deposits	$11,336,694	0.75%	$8,983,173	1.67%
1 Based on weighted-average stated interest rates at end of period.
2 The total interest-bearing includes brokered deposits of $1,318.0 million and $1,124.0 million as of June 30, 2020 and June 30, 2019, respectively, of which $603.6 million and $796.7 million, respectively, are time deposits classified as $250 and under.

The scheduled maturities of time deposits are as follows:

(Dollars in thousands)	June 30, 2020
Within 12 months	$1,079,674
13 to 24 months	540,669
25 to 36 months	180,590
37 to 48 months	132,629
49 to 60 months	139,866
Thereafter	173,290
Total	$2,246,718

At June 30, 2020 and 2019, the Company had deposits from certain executive officers, directors and their affiliates in the amount of $2.7 million and $5.6 million, respectively.

13. ADVANCES FROM THE FEDERAL HOME LOAN BANK
At June 30, 2020 and 2019, the Company’s fixed-rate FHLB advances had interest rates that ranged from 0.00% to 2.89% with a weighted average of 2.22% and ranged from 1.36% to 2.89% with a weighted average of 2.39%, respectively.
Fixed-rate advances from FHLB are scheduled to mature as follows:

	At June 30,
	2020		2019
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Within one year[1]	$75,000	1.99%	$286,000	2.38%
After one but within two years	50,000	2.47%	65,000	2.30%
After two but within three years	27,500	2.08%	50,000	2.47%
After three but within four years	—	—%	27,500	2.08%
After four but within five years	30,000	2.82%	—	—%
After five years	60,000	2.07%	30,000	2.82%
Total	$242,500	2.22%	$458,500	2.39%

1. Within one year category includes of term advances of $0 and $231,000 at June 30, 2020 and 2019, respectively.
The Company’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid balance of $4,806.9 million and $4,684.1 million at June 30, 2020 and 2019, respectively, by the Company’s investment in capital stock of the FHLB of San Francisco and by its investment in mortgage-backed securities. Generally, each advance carries a prepayment penalty and is payable in full at its maturity date.
The maximum amounts advanced at any month-end during the period from the FHLB were $1,462.5 million, $3,424.0 million, and $2,240.0 million during the years ended June 30, 2020, 2019, and 2018, respectively. At June 30, 2020, the Company had $2,701.3 million available immediately and $1,916.3 million available with additional collateral for advances from the FHLB for terms up to ten years.
14. BORROWINGS, SUBORDINATED NOTES AND DEBENTURES
The following table sets forth the composition of the borrowings, subordinated notes and debentures as of the dates indicated:

(Dollars in thousands)	June 30, 2020	June 30, 2019
Borrowings from other banks	$21,500	$106,800
Paycheck protection program liquidity facility advances	151,952	—
Subordinated loans	7,400	7,400
Subordinated notes	51,000	51,000
Subordinated debentures	5,155	5,155
Less unamortized issuance costs	(1,218)	(1,426)
Total borrowings, subordinated notes and debentures	$235,789	$168,929

Borrowings from other banks. Axos Clearing has a total of $230.0 million uncommitted secured lines of credit available for borrowing as needed. As of June 30, 2020, there was $21.5 million outstanding. These credit facilities bear interest at rates based on the Federal Funds rate and are due upon demand. The weighted average interest rate on the borrowings at June 30, 2020 was 1.58%.
Axos Clearing has a $50.0 million committed unsecured line of credit available for limited purpose borrowing. As of June 30, 2020, there was $0.0 million outstanding. This credit facility bears interest at rates based on the Federal Funds rate and are due upon demand. The unsecured line of credit requires Axos Clearing operate in accordance of specific covenants surrounding capital and debt ratios. Axos Clearing was in compliance of all covenants as of June 30, 2020.
Paycheck Protection Program Liquidity Facility Advances . The Bank has a total of $152.0 million advances outstanding from the Federal Reserve Bank through the Paycheck Protection Program Liquidity Facility, which was collateralized by pledged Small Business Administration Paycheck Protection Program Loans. The advances had interest rates of 0.35% and mature at the earlier of PPP borrower forgiveness or June 2022.

Subordinated Loans. The Company issued subordinated notes totaling $7.5 million on January 28, 2019, to the principal stockholders of COR Securities in an equal principal amount, with a maturity of 15 months, to serve as the sole source of payment of indemnification obligations of the principal stockholders of COR Securities under the Merger Agreement. Interest accrues at a rate of 6.25% per annum. During the fiscal year ended June 30, 2019, $0.1 million of subordinated loans were repaid. The Company is in the process of making an indemnification claim against the $7.4 million remaining.
Subordinated Notes. In March 2016, the Company completed the sale of $51.0 million aggregate principal amount of its 6.25% Subordinated Notes due February 28, 2026 (the “Notes”). The Company received $51.0 million in gross proceeds as a part of this transaction, before the 3.15% underwriting discount and other offering expenses. The Notes mature on February 28, 2026 and accrue interest at a rate of 6.25% per annum, with interest payable quarterly. The Notes may be redeemed on or after March 31, 2021, which date may be extended at the Company’s discretion, at a redemption price equal to principal plus accrued and unpaid interest, subject to certain conditions.
Junior Subordinated Debentures. On December 13, 2004, the Company entered into an agreement to form an unconsolidated trust which issued $5.0 million of trust preferred securities in a transaction that closed on December 16, 2004. The net proceeds from the offering were used to purchase $5.2 million of junior subordinated debentures (“Debentures”) of the Company with a stated maturity date of February 23, 2035. The Debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4% for a rate of 2.76% as of June 30, 2020, with interest paid quarterly starting February 16, 2005.
The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco (“FRBSF”) Discount Window. At June 30, 2020 and 2019 there were no amounts outstanding and the available borrowings from this source were $1,783.4 million and $1,602.0 million, respectively. The 2020 available borrowings would be collateralized by residential real estate loans, certain C&I loans. The Bank has additional unencumbered collateral that could be pledged to the FRBSF Discount Window to increase borrowing liquidity.
The Bank has federal funds lines of credit with two major banks totaling $35.0 million. At June 30, 2020 and 2019 the Bank had no outstanding balances on these lines.

15. INCOME TAXES
The provision for income taxes is as follows:

	At June 30,
(Dollars in thousands)	2020	2019	2018
Current:
Federal	$51,893	$42,065	$50,170
State	33,852	24,296	20,084
	85,745	66,361	70,254
Deferred:
Federal	(3,814)	(5,483)	15,509
State	(2,737)	(3,203)	1,525
	(6,551)	(8,686)	17,034
Total	$79,194	$57,675	$87,288

The differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	At June 30,
	2020	2019	2018
Statutory federal tax rate	21.00%	21.00%	28.10%
Increase (decrease) resulting from:
State taxes—net of federal tax benefit	9.27%	8.66%	7.85%
Tax reform deferred tax remeasurement	—%	—%	3.83%
Cash surrender value	(0.02)%	(0.06)%	(0.02)%
Deferred tax asset write-off	0.77%	—%	—%
Tax credits	(0.77)%	(1.55)%	(2.38)%
Non-taxable income	(0.10)%	(0.15)%	(0.19)%
Excess benefit RSU vesting	(0.05)%	(0.95)%	(1.00)%
Other	0.05%	0.15%	0.23%
Effective tax rate	30.15%	27.10%	36.42%

The components of the net deferred tax asset are as follows:

	At June 30,
(Dollars in thousands)	2020	2019
Deferred tax assets:
Allowance for loan and lease losses and charge-offs	$30,705	$24,356
State taxes	2,682	2,087
Stock-based compensation expense	4,249	5,435
Unrealized net losses on securities	1,135	—
Deferred bonus / vacation	2,385	1,307
Securities impaired	266	268
Deferred loan fees	2,900	2,138
Lease liability	1,236	—
Net operating loss carryforward	2,244	3,130
Total deferred tax assets	47,802	38,721
Deferred tax liabilities:
Acquisition intangible asset	—	(6,367)
FHLB stock dividend	(830)	(837)
Other assets—prepaids	(2,095)	(1,839)
Depreciation and amortization	(13,111)	(5,598)
Unrealized net gains on securities	—	(118)
Total deferred tax liabilities	(16,036)	(14,759)
Net deferred tax asset[1]	$31,766	$23,962

1Net deferred tax asset is included in the other assets line on the consolidated balance sheet.
The Company records deferred tax assets for net operating losses when the benefit is more likely than not to be realized. As of June 30, 2020, the Company had federal net operating loss carryforwards of approximately $9.6 million. The annual 382 limitation is approximately $2.3 million for federal purposes. During the quarter ended June 30, 2020, the Company carried back a portion of its federal net operating loss carryforward of $5.1 million to the tax years ended June 30, 2017 and June 30, 2018 as a result of the CARES Act legislation. The Company also had state net operating loss carryforwards of $1.9 million. The annual 382 limitation is approximately $0.5 million for state purposes.
As of June 30, 2020, the Company determined that certain stock-based compensation awards would not be granted under the plan, and the deferred tax assets related to these awards will not be realized. Accordingly, the Company wrote-off $6.8 million of stock-based compensation deferred tax asset, resulting in a $2.0 million increase in tax expense for fiscal 2020.
The following is a reconciliation of the beginning and ending amount of unrecognized tax positions for the periods presented:

(Dollars in thousands)	2020	2019	2018
Balance—beginning of period	$1,084	$1,135	$865
Additions—current year tax positions	115	107	142
Additions—prior year tax positions	31	—	149
Reductions—prior year tax positions	(417)	(158)	(21)
Total liability for unrecognized tax positions—end of period	$813	$1,084	$1,135

The Company is subject to federal income tax and income tax of state taxing authorities. The Company’s federal income tax returns for the years ended June 30, 2017, 2018, and 2019 and its state taxing authorities income tax returns for the years ended June 30, 2016, 2017, 2018 and 2019 are open to audit under the statutes of limitations by the Internal Revenue Service and state taxing authorities.
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

During the year ended June 30, 2018, the Company revalued the deferred tax balance to reflect the new corporate tax rate, which resulted in a decrease in net deferred tax assets of $9.2 million. As a result, income tax expense reported for the fiscal year ended June 30, 2018 was adjusted to reflect the effects of the change in the tax law and the application of the newly enacted rates to existing deferred balances.
During the year ended June 30, 2019, the Company acquired COR Securities Holdings. The Company recognized a deferred tax liability of $2.2 million.
The Company received federal and state tax credits for the years ended June 30, 2020, 2019, and 2018, respectively. These tax credits reduced the effective tax rate by approximately 0.77%, 1.55%, and 2.38% respectively.
16. STOCKHOLDERS’ EQUITY
Common Stock Repurchases. On March 17, 2016, the Board of Directors of the Company (the “Board”), authorized a program to repurchase up to $100 million of common stock and extended the program by an additional $100 million on August 2, 2019. The Company may repurchase shares on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The repurchase program does not obligate the Company to acquire any specific number of shares. The share repurchase program will continue in effect until terminated by the Board. This share repurchase authorization is in addition to the existing share repurchase plan and has similar characteristics. With the March 17, 2016 authorization the Company repurchased a total of $100 million or 3,567,051 common shares at an average price of $28.03 per share. With the August 2, 2019 authorization the Company repurchased a total of $30.5 million or 1,646,256 common shares at an average price of $18.51 per share and there remains $69.5 million under the plan. During the year ended June 30, 2020, the Company repurchased a total of $38.9 million, or 1,970,464 common shares at an average price of $19.72 per share with $69.5 million remaining under the current board authorized stock repurchase program. The Company accounts for treasury stock using the cost method as a reduction of shareholders’ equity in the accompanying consolidated financial statements.
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
During the fiscal year ended June 30, 2004, the Company issued $6.75 million of Series A preferred stock, convertible through January 1, 2009, representing 675 shares at $10,000 face value, less issuance costs of $0.1 million. Before the expiration of the conversion right, holders of the Series A converted 160 shares of Series A preferred to common stock. The Company has declared dividends to holders of its Series A preferred stock totaling $0.3 million for each of the years ended June 30, 2020, 2019, and 2018, respectively.
17. STOCK-BASED COMPENSATION
The Company has an equity incentive plan, the Amended and Restated 2014 Stock Incentive Plan (“2014 Plan”), which provides for the granting of non-qualified and incentive stock options, restricted stock and restricted stock units, stock appreciation rights and other awards to employees, directors and consultants. The Plan is designed to encourage selected employees and directors to improve operations and increase profits, and to accept or continue employment or association with the Company through participation in the growth in the value of the common stock. The Plan requires that option exercise prices be not less than fair market value per share of common stock on the option grant date for incentive and non-qualified options. The options issued under the Plans generally vest in between three and five years. Option expiration dates are established by the Plans’ administrator but may not be later than ten years after the date of the grant.
2014 Plan. In September and October 2019, the Company’s Board of Directors and stockholders, respectively, approved the 2014 Plan, as amended and restated. The maximum number of shares of common stock available for issuance under the 2014 Plan is 4,680,000.
Restricted Stock Units. During the fiscal year ended June 30, 2018, the Company’s Board of Directors granted 587,022 restricted stock units to employees and directors. The chief executive officer received 160,000 restricted stock units, which vest ratably on each of the four fiscal year ends after the issue date. All other restricted stock unit awards granted during the year ended June 30, 2018, vest over three years, one-third on each anniversary of the grant date and 629,755 shares were vested and issued and 123,858 shares were canceled as of June 30, 2018.

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
During the fiscal year ended June 30, 2020, the Company’s Board of Directors granted 714,569 restricted stock units to employees and directors. The chief executive officer received no restricted stock units. All restricted stock unit awards granted during the year ended June 30, 2020, vest over three years, one-third on each anniversary of the grant date and 693,660 shares were vested and issued and 122,217 shares were canceled as of June 30, 2020.
Effective July 1, 2017 the Company entered into an employment agreement with its Chief Executive Officer (the “Agreement”) that authorizes an award of restricted stock units (the “RSU award”). The RSU award is an equity-based award and carries a service condition and a market condition that incorporates a measurement of the Company’s total stock return to shareholders in comparison to the total stock return of the ABA Nasdaq Community Bank Index. The accounting grant date of the RSU award is July 1, 2017 and expensing of the RSU award began on this date at the fair value measurement amount as determined by the Company’s valuation process. The Company utilized a Monte Carlo simulation to estimate the value of path-dependent options and determined the fair value using an expected return based on the 5-year US Treasury constant maturity rate, an equity volatility based on 6-month and 1-year historical daily trading history, market capitalization, and stock price for the RSU award. As of July 1, 2017, the estimated fair value of the RSU award was $20.5 million, which vests in five tranches over a total period of nine years. Unrecognized compensation expense to be expensed over the remaining six years related to the non-vested RSU award is $7.8 million at June 30, 2020 and is included in the table below. The actual RSU award in future years is determined by the actual performance of Company’s total stock return in comparison to the total stock return of the ABA Nasdaq Community Bank Index.
The Company’s income before income taxes and net income for the years ended June 30, 2020, 2019 and 2018 included stock compensation expense of $21.9 million, $23.4 million and $20.4 million, respectively. The income tax benefit was $6.6 million, $6.4 million and $7.4 million, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the service period between each vesting date.
At June 30, 2020 unrecognized compensation expense related to non-vested awards aggregated to $30.8 million and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year ending June 30:
2021	$16,245
2022	9,912
2023	3,500
2024	734
2025	331
Thereafter	101
Total	$30,823

The following table presents the status and changes in restricted stock units for the periods indicated:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2017	1,240,322	$22.52
Granted	747,022	26.53
Vested	(629,755)	22.55
Canceled	(123,858)	23.38
Non-vested balance at June 30, 2018	1,233,731	$24.84
Granted	1,103,249	34.68
Vested	(699,223)	26.74
Canceled	(90,909)	29.46
Non-vested balance at June 30, 2019	1,546,848	$30.73
Granted	714,569	24.05
Vested	(693,660)	28.52
Canceled	(122,217)	29.10
Non-vested balance at June 30, 2020	1,445,540	$28.62

The total fair value of shares vested during the years ended June 30, 2020, 2019 and 2018 was $17.1 million, $22.1 million and $20.9 million, respectively.
18. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted EPS:

	At June 30,
(Dollars in thousands, except per share data)	2020	2019	2018
Earnings Per Common Share
Net income	$183,438	$155,131	$152,411
Preferred stock dividends	(309)	(309)	(309)
Net income attributable to common shareholders	$183,129	$154,822	$152,102
Average common shares issued and outstanding	60,794,555	61,898,447	63,058,854
Average unvested RSUs	—	—	77,378
Total qualifying shares	60,794,555	61,898,447	63,136,232
Earnings per common share	$3.01	$2.50	$2.41
Diluted Earnings Per Common Share
Dilutive net income attributable to common shareholders	$183,129	$154,822	$152,102
Average common shares issued and outstanding	60,794,555	61,898,447	63,136,232
Dilutive effect of average unvested RSUs	643,080	483,618	1,010,988
Total dilutive common shares outstanding	61,437,635	62,382,065	64,147,220
Diluted earnings per common share	$2.98	$2.48	$2.37

19. COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE-SHEET ACTIVITIES
COVID-19 Impact. The Company is closely monitoring the rapid developments of and uncertainties caused by the COVID-19 pandemic. In response to the changes in economic and business conditions as a result of the COVID-19 pandemic, the Company has taken the following actions to support customers, employees, partners and shareholders:
•Actively communicating with borrowers and partners to assess individual needs;

•	Participating as a lender in the PPP and evaluating various components of the CARES Act applicability to the Company;

•	Provided secure and efficient remote work options for our team members;

•	Increasing provisions for loan and lease losses as a result of a weakening economy and reduced business activities;

•	Tightening underwriting standards;

•	Reallocated personnel to increase resources for customer service and portfolio management; and

•	Limiting business travel.
There have been no loan modifications as a result of the COVID-19 pandemic as of June 30, 2020. The Company’s application under the guidelines set forth in the CARES Act, for our borrowers who are one or less payments past due on April 1, 2020, the Company may delay payments for an agreed upon timeframe, depending on each individual borrower’s characteristics. See Note 6 for additional information.
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
At June 30, 2020, the Company had commitments to originate $231.8 million in fixed rate loans and leases and $769.3 million in variable rate loans, totaling an aggregate outstanding principal balance of $1,001.1 million. For June 30, 2020, the Company’s fixed rate commitments to originate had a weighted-average rate of 3.32%. For June 30, 2019, the Company had fixed and variable rate commitments to originate or purchase loans and leases with an aggregate outstanding principal balance of $65.8 million and $687.1 million for total commitments to originate of $752.8 million. For June 30, 2019, the Company’s fixed rate commitments to originate had a weighted average rate of 3.92%. At June 30, 2020, the Company also had fixed rate commitments to sell loans with an aggregate outstanding principal balance of $240.9 million. For June 30, 2019, the Company had fixed and variable rate commitments to sell of $92.3 million and $1.9 million for total commitments to sell of $94.2 million. At June 30, 2020 and 2019, 79.4% and 66.1% of the commitments to originate loans are matched with commitments to sell related to conforming single family loans classified as held for sale, respectively.
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
In addition, we invest in low income housing project partnerships, which provide income tax credits, and in small business investment companies that call for capital contributions up to an amount specified in the partnership agreements. As of June 30, 2020 and 2019, we had commitments to contribute capital to these entities totaling $19.3 million and $5.9 million.
In the normal course of business, Axos Clearing’s customer activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose Axos Clearing to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and Axos Clearing has to purchase or sell the financial instrument underlying the contract at a loss. Axos Clearing’s clearing agreements with broker-dealers for which it provides clearing services requires them to indemnify Axos Clearing if customers fail to satisfy their contractual obligation. As of June 30, 2020, non-customer and customer margin securities of approximately $233.6 million and stock borrowings of approximately $222.4 million were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company utilized $255.9 million of these available securities as collateral for securities loaned, $171.0 million for bank loans, and $13.1 million for OCC margin requirements.
Litigation. On October 15, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Golden v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Golden Case”). On November 3, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a second putative class action lawsuit styled Hazan v. BofI Holding, Inc., et al, and also brought in the United States District Court for the Southern District of California (the “Hazan Case”). On February 1, 2016, the Golden Case and the Hazan Case were consolidated as In re BofI Holding, Inc. Securities Litigation, Case #: 3:15-cv-02324-GPC-KSC (the “Class Action”), and the Houston Municipal Employees Pension System was appointed lead plaintiff. The plaintiffs allege that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a complaint filed in connection with a wrongful termination of employment lawsuit filed on October 13, 2015 (the “Employment Matter”) and that as a result the Company’s statements regarding its internal controls, as well as portions of its financial statements, were false and misleading. On March 21, 2018, the Court entered a final order dismissing the Class Action with prejudice. Subsequently, the plaintiff filed a notice of appeal and opening brief, the Company filed its answering brief, arguments in the appeal occurred and the Court has taken the matter under advisement and has yet to issue its ruling.

On April 3, 2017, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Mandalevy v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Mandalevy Case”). The Mandalevy Case seeks monetary damages and other relief on behalf of a putative class that has not been certified by the Court. The complaint in the Mandalevy Case (the “Mandalevy Complaint”) alleges a class period that differs from that alleged in the Class Action, and that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a March 2017 media article. The Mandalevy Case has not been consolidated into the Class Action. On December 7, 2018, the Court entered a final order granting the defendants’ motion and dismissing the Mandalevy Case with prejudice. Subsequently, the plaintiff filed a notice of appeal and opening brief, the Company filed its answering brief, arguments in the appeal occurred and the Court has taken the matter under advisement and has yet to issue its ruling.
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
The United States District Court for the Southern District of California ordered the four above-referenced derivative actions pending before it to be consolidated and appointed lead counsel in the consolidated action. On June 7, 2018, the Court entered an order granting defendant’s motion for judgment on the pleadings, but giving the plaintiffs limited leave to amend by June 28, 2018. The plaintiffs failed to file an amended complaint, and instead plaintiffs filed on June 28, 2018 a motion to stay the case pending resolution of the securities class action and Employment Matter. On August 10, 2018, defendants filed an opposition to plaintiffs’ motion. On September 11, 2018, the plaintiffs filed a second amended complaint. On October 16, 2018, defendants filed a motion to dismiss the second amended complaint. On October 16, 2018, defendants filed a motion to dismiss the second amended complaint. The Court dismissed the second amended complaint with prejudice on May 23, 2019. Subsequently, the plaintiff filed a notice of appeal and opening brief and the Company filed its answering brief. Oral argument has been set for September 2, 2020.
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
20. MINIMUM REGULATORY CAPITAL REQUIREMENTS
The Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by the Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on the consolidated financial statements. The Federal Reserve establishes capital requirements for the Company and the OCC has similar requirements for the Bank. The following tables present regulatory capital information for the Company and Bank. Information presented for June 30, 2020, reflects the Basel III capital requirements that became effective January 1, 2015 for both the Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

Quantitative measures established by regulation require the Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require the Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At June 30, 2020, the Company and Bank met all the capital adequacy requirements to which they were subject. At June 30, 2020, the Company and Bank were “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” the Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since June 30, 2020 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support the Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Bank’s capital amounts, capital ratios and capital requirements under Basel III were as follows:

	Axos Financial, Inc.		Axos Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Regulatory Capital:
Tier 1	$1,106,393	$938,143	$1,080,455	$932,366
Common equity tier 1	$1,101,330	$933,080	$1,080,455	$932,366
Total capital (to risk-weighted assets)	$1,240,923	$1,053,855	$1,156,401	$989,678

Assets:
Average adjusted	$12,333,030	$10,717,011	$11,679,819	$10,124,487
Total risk-weighted	$9,817,374	$8,161,588	$9,160,365	$7,679,738

Regulatory Capital Ratios:
Tier 1 leverage (core) capital to adjusted average assets	8.97%	8.75%	9.25%	9.21%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	11.22%	11.43%	11.79%	12.14%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	11.27%	11.49%	11.79%	12.14%	8.00%	6.00%
Total capital (to risk-weighted assets)	12.64%	12.91%	12.62%	12.89%	10.00%	8.00%

Beginning January 1, 2016, Basel III implements a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer will be exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At June 30, 2020, the Company and Bank are in compliance with the capital conservation buffer requirement. Inclusive of the fully phased-in capital conservation buffer, the common equity Tier 1 capital, Tier 1 risk-based capital and total risk-based capital ratio minimums are 7.0%, 8.5% and 10.5%, respectively. A banking organization with a buffer of less than the required amount is subject to increasingly stringent limitations on such distributions and payments as the buffer approaches zero. The new rule also generally prohibits a banking organization from making such distributions or payments during any quarter if its eligible retained income is negative and its capital conservation buffer ratio was 2.5% or less at the end of the previous quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income.
Securities Business
Pursuant to the net capital requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Axos Clearing is subject to the SEC Uniform Net Capital (Rule 15c3-1 of the Exchange Act). Under this rule, the Company has elected to operate under the alternate method and is required to maintain minimum net capital of $250,000 or 2% of aggregate debit balances arising from client transactions, as defined. On June 30, 2020, under the alternate method, the Company may not repay subordinated debt, pay cash distributions, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.

The net capital position of Axos Clearing was as follows:

(Dollars in thousands)	June 30, 2020	June 30, 2019
Net capital	$34,022	$25,327
Less: required net capital	4,572	3,829
Excess capital	$29,450	$21,498

Net capital as a percentage of aggregate debit items	14.88%	13.23%
Net capital in excess of 5% aggregate debit items	$22,593	$15,754

Axos Clearing as a clearing broker, is subject to SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the benefit of customers. At June 30, 2020, the Company had a deposit requirement of $159.5 million and maintained a deposit of $178.8 million. At June 30, 2019, the Company had a deposit requirement of $198.3 million and maintained a deposit of $204.7 million.
Certain broker-dealers have chosen to maintain brokerage customer accounts at the Axos Clearing. To allow these broker-dealers to classify their assets held by the Company as allowable assets in their computation of net capital, the Company computes a separate reserve requirement for Proprietary Accounts of Brokers (PAB). At June 30, 2020, the Company had a deposit requirement of $17.0 million and maintained a deposit of $15.2 million. On July 1, 2020, Axos Clearing made a deposit to satisfy the deposit requirement . At June 30, 2019, the Company had a deposit requirement of $3.4 million and maintained a deposit of $1.7 million. On July 1, 2019, Axos Clearing made a deposit to satisfy the deposit requirement .
21. EMPLOYEE BENEFIT PLAN
The Company has two 401(k) plans whereby substantially all of its employees may participate in one of the plans. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Company provides an employer matching contribution to each of the 401(k) plans based on an employee’s designated deferral of their eligible compensation. For the fiscal years ended June 30, 2020, 2019, and 2018, expenses attributable to the plans amounted to $2.4 million, $2.4 million, and $1.5 million, respectively.

22. PARENT-ONLY CONDENSED FINANCIAL INFORMATION
The following tables present Axos Financial, Inc. (Parent company only) financial information and should be read in conjunction with the consolidated financial statements of the Company and the other notes to the consolidated financial statements. Adjustments to to investment in subsidiary, stockholders’ equity and equity in undistributed earnings of subsidiary have been made to eliminate an intercompany transaction between multiple subsidiaries and the Parent company.
CONDENSED BALANCE SHEETS

	At June 30,
(Dollars in thousands)	2020	2019
ASSETS
Cash and due from banks	$23,130	$26,907
Loans	—	10
Investment securities	14,038	—
Other assets	92,200	18,761
Investment in subsidiary	1,254,610	1,106,078
Total assets	$1,383,978	$1,151,756
LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings, subordinated notes and debentures	$62,337	$62,129
Accounts payable and accrued liabilities and other liabilities	90,795	16,577
Total liabilities	153,132	78,706
Stockholders’ equity	1,230,846	1,073,050
Total liabilities and stockholders’ equity	$1,383,978	$1,151,756

STATEMENTS OF INCOME

	Year Ended June 30,
(Dollars in thousands)	2020	2019	2018
Interest income	$619	$472	$479
Interest expense	4,348	3,931	3,648
Net interest (expense) income	(3,729)	(3,459)	(3,169)
Net interest (expense) income, after provision for loan losses	(3,729)	(3,459)	(3,169)
Non-interest income (loss)	58	—	153
Non-interest expense and tax benefit[1]	11,903	15,143	11,825
Income (loss) before dividends from subsidiary and equity in undistributed income of subsidiary	(15,574)	(18,602)	(14,841)
Dividends from subsidiary	119,114	80,000	69,800
Equity in undistributed earnings of subsidiary	79,898	93,733	97,452
Net income	$183,438	$155,131	$152,411
Comprehensive income	$182,485	$155,760	$151,311

1 Includes tax benefits of $5,152, $10,749, and $11,140 for the years ended June 30, 2020, 2019, and 2018, respectively.

Axos Financial, Inc. (Parent Company Only) STATEMENT OF CASH FLOWS

	Year Ended June 30,
(Dollars in thousands)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income[1]	$183,438	$155,131	$152,411
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of discounts on securities	26	—	(2)
Amortization of borrowing costs	208	208	208
Net gain on investment securities	—	—	(153)
Stock-based compensation expense	21,935	23,439	20,399
Equity in undistributed earnings of subsidiary	(79,898)	(93,733)	(97,452)
Decrease (increase) in other assets	(72,268)	(8,477)	(4,938)
Increase (decrease) in other liabilities	74,295	7,986	5,528
Net cash provided by (used in) operating activities	127,736	84,554	76,001
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(15,301)	—	—
Proceeds from sale of available-for-sale securities	—	—	162
Origination of loans and leases held for investment	—	(844)	—
Purchases of loans and leases, net of discounts and premiums	(59,391)	—	—
Proceeds from principal repayments on loans	10	854	9
Investment in subsidiary	(10,130)	(106,557)	(4,000)
Net cash provided by (used in) investing activities	(84,812)	(106,547)	(3,829)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax effect from vesting of restricted stock units	—	—	7
Tax payments related to the settlement of restricted stock units	(7,457)	(9,916)	(9,958)
Repurchase of treasury stock	(38,858)	(56,437)	(35,183)
Proceeds from issuance of subordinated notes	—	7,400	—
Cash dividends on preferred stock	(386)	(232)	(309)
Net cash provided by (used in) financing activities	(46,701)	(59,185)	(45,443)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,777)	(81,178)	26,729
CASH AND CASH EQUIVALENTS—Beginning of year	26,907	108,085	81,356
CASH AND CASH EQUIVALENTS—End of year	$23,130	$26,907	$108,085

23. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarters Ended in Fiscal Year 2020
(Dollars in thousands, except per share data)	June 30,	March 31,	December 31,	September 30,
Interest and dividend income	$144,143	$185,063	$147,288	$146,345
Interest expense	26,871	36,447	38,868	43,042
Net interest income	117,272	148,616	108,420	103,303
Provision for loan and lease losses	6,500	28,500	4,500	2,700
Net interest income after provision for loan and lease losses	110,772	120,116	103,920	100,603
Non-interest income	28,702	31,542	21,207	21,536
Non-interest expense	71,544	71,790	66,965	65,467
Income before income tax expense	67,930	79,868	58,162	56,672
Income tax expense	22,630	23,811	16,867	15,886
Net income	$45,300	$56,057	$41,295	$40,786
Net income attributable to common stock	$45,223	$55,980	$41,217	$40,709
Basic earnings per share	$0.76	$0.92	$0.67	$0.66
Diluted earnings per share	$0.75	$0.91	$0.67	$0.66

	Quarters Ended in Fiscal Year 2019
(Dollars in thousands, except per share data)	June 30,	March 31,	December 31,	September 30,
Interest and dividend income	$141,643	$169,208	$131,239	$122,797
Interest expense	41,206	40,039	38,519	36,518
Net interest income	100,437	129,169	92,720	86,279
Provision for loan and lease losses	2,800	19,000	4,950	600
Net interest income after provision for loan and lease losses	97,637	110,169	87,770	85,679
Non-interest income	23,224	26,098	16,892	16,543
Non-interest expense	65,536	81,815	50,933	52,922
Income before income tax expense	55,325	54,452	53,729	49,300
Income tax expense	14,691	15,631	14,894	12,459
Net income	$40,634	$38,821	$38,835	$36,841
Net income attributable to common stock	$40,557	$38,744	$38,757	$36,764
Basic earnings per share	$0.66	$0.63	$0.62	$0.59
Diluted earnings per share	$0.66	$0.63	$0.62	$0.58

24.	SEGMENT REPORTING
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
In order to reconcile the two segments to the consolidated totals, the Company includes parent-only activities and intercompany eliminations. The following tables present the operating results, goodwill, and assets of the segments:

	Year Ended June 30, 2020
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$464,448	$16,630	$(3,467)	$477,611
Provision for loan losses	42,200	—	—	42,200
Non-interest income	80,374	24,817	(2,204)	102,987
Non-interest expense	216,895	43,525	15,346	275,766
Income (Loss) before income taxes	$285,727	$(2,078)	$(21,017)	$262,632

	Year Ended June 30, 2019
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$404,500	$7,564	$(3,459)	$408,605
Provision for loan losses	27,350	—	—	27,350
Non-interest income	70,917	12,071	(231)	82,757
Non-interest expense	192,588	34,430	24,188	251,206
Income (Loss) before income taxes	$255,479	$(14,795)	$(27,878)	$212,806

	As of June 30, 2020
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$35,501	$—	$71,222
Total assets	$13,018,814	$737,419	$95,667	$13,851,900

	As of June 30, 2019
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$35,501	$—	$71,222
Total assets	$10,566,813	$645,650	$7,775	$11,220,238