Form 10-Q
period 2020-09-30
Axos Financial, Inc.
filed 2020-10-29
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2020

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock on the last practicable date: 59,045,261 shares of common stock, $0.01 par value per share, as of October 23, 2020.

AXOS FINANCIAL, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except par and stated value)	September 30, 2020	June 30, 2020
ASSETS
Cash and cash equivalents	$907,611	$1,756,477
Cash segregated for regulatory purposes	214,550	194,042
Total cash, cash equivalents, and cash segregated	1,122,161	1,950,519
Securities:
Trading	423	105
Available-for-sale	203,931	187,627
Stock of regulatory agencies	20,609	20,610
Loans held for sale, carried at fair value	89,454	51,995
Loans held for sale, lower of cost or fair value	14,729	44,565
Loans and leases—net of allowance for credit losses of $132.9 million as of September 30, 2020 and $75.8 million as of June 30, 2020	10,925,450	10,631,349
Mortgage servicing rights, carried at fair value	12,130	10,675
Other real estate owned and repossessed vehicles	6,333	6,408
Goodwill and other intangible assets—net	122,817	125,389
Securities borrowed	263,470	222,368
Customer, broker-dealer and clearing receivables	283,125	220,266
Other assets	317,606	380,024
TOTAL ASSETS	$13,382,238	$13,851,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$2,026,503	$1,936,661
Interest bearing	8,529,155	9,400,033
Total deposits	10,555,658	11,336,694
Advances from the Federal Home Loan Bank	242,500	242,500
Borrowings, subordinated notes and debentures	453,843	235,789
Securities loaned	315,976	255,945
Customer, broker-dealer and clearing payables	369,428	347,614
Accounts payable and accrued liabilities and other liabilities	207,868	202,512
Total liabilities	12,145,273	12,621,054
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.01 par value; 1,000,000 shares authorized:
Series A—$10,000 stated value and liquidation preference per share; 515 shares issued and outstanding as of September 30, 2020 and June 30, 2020	5,063	5,063
Common stock—$0.01 par value; 150,000,000 shares authorized; 67,622,935 shares issued and 59,215,934 shares outstanding as of September 30, 2020; 67,323,053 shares issued and 59,612,635 shares outstanding as of June 30, 2020	676	673
Additional paid-in capital	416,285	411,873
Accumulated other comprehensive income (loss)—net of tax	345	(937)
Retained earnings	1,025,156	1,009,299
Treasury stock, at cost; 8,407,001 shares as of September 30, 2020 and 7,710,418 shares as of June 30, 2020	(210,560)	(195,125)
Total stockholders’ equity	1,236,965	1,230,846
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,382,238	$13,851,900

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands, except earnings per common share)	2020	2019
INTEREST AND DIVIDEND INCOME:
Loans and leases, including fees	$141,424	$133,887
Securities borrowed and customer receivables	5,077	6,238
Investments	3,388	6,220
Total interest and dividend income	149,889	146,345
INTEREST EXPENSE:
Deposits	19,554	38,806
Advances from the Federal Home Loan Bank	1,372	1,764
Securities loaned	124	286
Other borrowings	1,512	2,186
Total interest expense	22,562	43,042
Net interest income	127,327	103,303
Provision for credit losses	11,800	2,700
Net interest income, after provision for credit losses	115,527	100,603
NON-INTEREST INCOME:
Prepayment penalty fee income	1,368	1,412
Gain on sale – other	334	3,822
Mortgage banking income	19,567	2,794
Broker-dealer fee income	5,702	5,656
Banking and service fees	8,884	7,852
Total non-interest income	35,855	21,536
NON-INTEREST EXPENSE:
Salaries and related costs	38,623	36,717
Data processing	7,928	7,811
Depreciation and amortization	6,186	5,224
Advertising and promotional	2,556	3,790
Professional services	5,999	1,589
Occupancy and equipment	3,011	2,838
FDIC and regulatory fees	2,692	191
Broker-dealer clearing charges	2,257	2,008
General and administrative expense	6,294	5,299
Total non-interest expense	75,546	65,467
INCOME BEFORE INCOME TAXES	75,836	56,672
INCOME TAXES	22,814	15,886
NET INCOME	$53,022	$40,786
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$52,945	$40,709
COMPREHENSIVE INCOME	$54,304	$41,303
Basic earnings per common share	$0.89	$0.66
Diluted earnings per common share	$0.88	$0.66
See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands)	2020	2019
NET INCOME	$53,022	$40,786
Net unrealized gain (loss) from available-for-sale securities, net of tax expense (benefit) of $503 and $217 for the three months ended September 30, 2020 and 2019, respectively.	1,282	517
Other comprehensive income (loss)	1,282	517
Comprehensive income	$54,304	$41,303

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended September 30, 2020
	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2020	515	$5,063	67,323,053	(7,710,418)	59,612,635	$673	$411,873	$1,009,299	$(937)	$(195,125)	$1,230,846
Cumulative effect of change in accounting principle net of tax, ASU No. 2016-13	—	—	—	—	—	—	—	(37,088)	—	—	$(37,088)
Net income	—	—	—	—	—	—	—	53,022	—	—	53,022
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	1,282	—	1,282
Cash dividends on preferred stock	—	—	—	—	—	—	—	(77)	—	—	(77)
Purchase of treasury stock	—	—	—	(582,249)	(582,249)	—	—	—	—	(12,742)	(12,742)
Stock-based compensation expense and restricted stock unit vesting	—	—	299,882	(114,334)	185,548	3	4,412	—	—	(2,693)	1,722
BALANCE—September 30, 2020	515	$5,063	67,622,935	(8,407,001)	59,215,934	$676	$416,285	$1,025,156	$345	$(210,560)	$1,236,965

	For the Three Months Ended September 30, 2019
	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2019	515	$5,063	66,563,922	(5,435,105)	61,128,817	$666	$389,945	$826,170	$16	$(148,810)	$1,073,050
Net income	—	—	—	—	—	—	—	40,786	—	—	40,786
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	517	—	517
Cash dividends on preferred stock	—	—	—	—	—	—	—	(77)	—	—	(77)
Stock-based compensation expense and restricted stock unit vesting	—	—	273,115	(114,337)	158,778	2	4,959	—	—	(2,997)	1,964
BALANCE—September 30, 2019	515	$5,063	66,837,037	(5,549,442)	61,287,595	$668	$394,904	$866,879	$533	$(151,807)	$1,116,240
See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,022	$40,786
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of discounts on securities	49	560
Net accretion of discounts on loans and leases	(1,492)	(517)
Amortization of borrowing costs	52	52
Amortization of operating lease right of use asset	2,655	2,638
Stock-based compensation expense	4,415	4,961
Provision for credit losses	11,800	2,700
Deferred income taxes	(4,264)	78
Origination of loans held for sale	(440,804)	(327,812)
Unrealized (gain) loss on loans held for sale	(1,303)	6
Gain on sales of loans held for sale	(19,901)	(6,616)
Proceeds from sale of loans held for sale	424,987	325,968
Change in fair value of mortgage servicing rights	1,795	683
(Gain) loss on sale of other real estate and foreclosed assets	(128)	(61)
Depreciation and amortization	6,186	5,224
Net changes in assets and liabilities which provide (use) cash:
Accrued interest receivable	118	(1,797)
Securities borrowed	(41,102)	(144,268)
Customer, broker-dealer and clearing receivables	(62,859)	(91,996)
Other assets	52,134	17,846
Accrued interest payable	123	(247)
Securities loaned	60,031	139,514
Customer, broker-dealer and clearing payables	21,814	59,897
Accounts payable and other liabilities	(1,037)	(6,168)
Net cash provided by (used in) operating activities	66,291	21,431
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(22,071)	(77,901)
Proceeds from repayment of securities	24,984	117,772
Proceeds from redemption of stock of regulatory agencies	—	2
Origination of loans and leases held for investment	(1,081,681)	(1,429,386)
Proceeds from sale of loans and leases held for investment	9,220	4,143
Mortgage warehouse loans activity, net	(249,131)	(32,380)
Proceeds from sales of other real estate owned and repossessed assets	487	218
Principal repayments on loans and leases	1,003,843	1,017,332
Purchases of furniture, equipment and software	(1,754)	(3,178)
Net cash used in investing activities	(316,103)	(403,378)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(781,036)	231,352
Proceeds from the Federal Home Loan Bank term advances	—	60,000
Payments of the Federal Home Loan Bank term advances	—	(5,000)
Net (repayment) proceeds of Federal Home Loan Bank other advances	—	(21,000)
Net proceeds (repayments) of other borrowings	45,600	(35,300)
Tax payments related to settlement of restricted stock units	(2,693)	(2,997)
Repurchase of treasury stock	(12,742)	—
Cash dividends paid on preferred stock	(77)	(154)
Payment of debt issuance costs	(2,598)	—
Proceeds from issuance of subordinated notes	175,000	—
Net cash provided by financing activities	(578,546)	226,901
NET CHANGE IN CASH AND CASH EQUIVALENTS	(828,358)	(155,046)
CASH AND CASH EQUIVALENTS—Beginning of year	$1,950,519	$857,368
CASH AND CASH EQUIVALENTS—End of period	$1,122,161	$702,322

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$22,316	$42,200
Income taxes paid	$16,318	$9,653
Transfers to other real estate and repossessed vehicles	$350	$152
Transfers from loans and leases held for investment to loans held for sale	$2,189	$40,025
Transfers from loans held for sale to loans held for investment	$27,379	$—
Loans and leases held for investment sold, cash not received	$—	$39,184
Operating lease liabilities for obtaining right of use assets	$—	$79,746
Impact of adoption of ASU No. 2016-13 on retained earnings	$37,088	$—
See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2020 AND 2019
(Dollars in thousands, except per share and stated value amounts)
(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements include the accounts of Axos Financial, Inc. (“Axos”) and its wholly owned subsidiaries, Axos Bank (the “Bank”) and Axos Nevada Holding, LLC (the “Axos Nevada Holding”) and collectively, the “Company”. Axos Nevada Holding wholly owns its subsidiary Axos Securities, LLC, which wholly owns subsidiaries Axos Clearing LLC (“Axos Clearing”), a clearing broker dealer, Axos Invest, Inc., a registered investment advisor, and Axos Invest LLC, an introducing broker dealer. All significant intercompany balances and transactions have been eliminated in consolidation.
The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three months ended September 30, 2020 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2020 included in our Annual Report on Form 10-K.

As a result of the change from adopting Accounting Standard Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments” and all subsequent amendments that modified ASU 2016-13 (collectively, “ASC 326”) on July 1, 2020, the Company updated categorization of the loan portfolio. For comparability purposes, certain reclassifications have been made to the presentation of loan categories as of June 30, 2020 and as of and for the three months then ended September 30, 2019 to conform with current presentation adopted under ASC 326. The Company reclassified its loan categories to align with the segments adopted for the measurement of credit losses under ASC 326. The reclassification had no impact on the total loan balances or the allowance for credit losses - loans.

Loans and Leases - Carrying Amount
(Dollars in thousands)	Single Family Real Estate Secured - Mortgage	Single Family Real Estate Secured - Warehouse	Single Family Real Estate Secured - Financing	Multifamily Real Estate Secured - Mortgage and Financing	Commercial Real Estate - Mortgage	Commercial & Industrial	Auto & RV - Secured	Other	Total
Balance July 1, 2020 Pre-ASC 326 Adoption	$4,244,563	$474,318	$682,477	$2,303,216	$371,176	$2,094,322	$291,452	$241,918	$10,703,442
Commercial Real Estate - Mortgage to Multifamily and Commercial Mortgage	—	—	—	371,176	(371,176)	—	—	—	—
Multifamily and Single Family Financing loans to Commercial Real Estate	—	—	(679,054)	(411,338)	1,090,392	—	—	—	—
Real estate secured Commercial & Industrial to Commercial Real Estate	—	—	—	—	1,207,528	(1,207,528)	—	—	—
Unsecured Consumer loans to Auto & Consumer	—	—	—	—	—	—	49,913	(49,913)	—
Single Family Warehouse and Mortgage combined	477,741	(474,318)	(3,423)	—	—	—	—	—	—
Other reclassifications	—	—	—	—	—	(1,474)	—	1,474	—
Balance July 1, 2020 Post ASC 326 Adoption	$4,722,304	$—	$—	$2,263,054	$2,297,920	$885,320	$341,365	$193,479	$10,703,442
Loan Category Post-ASC 326 Adoption	Single Family - Mortgage & Warehouse	N/A	N/A	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non RE	Auto & Consumer	Other	Total

Allowance for Credit Losses
(Dollars in thousands)	Single Family Real Estate Secured - Mortgage	Single Family Real Estate Secured - Warehouse	Single Family Real Estate Secured - Financing	Multifamily Real Estate Secured - Mortgage and Financing	Commercial Real Estate - Mortgage	Commercial & Industrial	Auto & RV - Secured	Other	Total
Balance July 1, 2020 Pre-ASC 326 Adoption	$24,041	$1,860	$5,094	$6,318	$1,456	$22,863	$5,738	$8,437	$75,807
Reclassification	1,860	(1,860)	(5,094)	(1,600)	19,596	(12,909)	3,723	(3,716)	—
Balance July 1, 2020 Post Reclassification	$25,901	$—	$—	$4,718	$21,052	$9,954	$9,461	$4,721	$75,807
Loan Category Post-ASC 326 Adoption	Single Family - Mortgage & Warehouse	N/A	N/A	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non RE	Auto & Consumer	Other	Total
Allowance for Credit Losses. The allowance for credit losses (“ACL”) is a valuation account that offsets the amortized cost basis of loans and net investment in leases. Under ASC 326, amortized cost is the basis on which the ACL is determined. Amortized cost is principal outstanding, net of any purchase premiums and discounts and net of any deferred loan fees and costs.
Credit losses are charged off when the Company believes that collectability of at least some portion of outstanding principal is unlikely. These charge-offs are recorded as a reversal, thereby reducing, the allowance for credit losses. Recoveries on loans previously charged off are recorded as a provision to, thereby increasing, the allowance for credit losses. The allowance for credit losses is maintained at a level needed to absorb expected credit losses over the contractual life, considering the effects of prepayments, of the loan portfolio as of the reporting date. Determining the adequacy of the allowance is complex and requires judgment by Management about the effect of matters that are inherently uncertain. As such, a future assessment of current conditions may require material adjustments to the allowance.
The Company’s process for determining expected life-time credit losses entails a loan-level, model-based approach and requires consideration of a broad range of relevant information relating to historical loss experience, current economic conditions and reasonable and supportable forecasts.
A credit loss is estimated for all loans. Consequently, the Company stratifies the full loan population into segments sharing similar characteristics to perform the evaluation of the credit loss collectively.
The Company defines a segment as the level at which the Company develops a systematic methodology to determine the allowance for credit losses. Additionally, the Company can further stratify loans of similar type, risk attributes and methods for monitoring credit risk. The Company categorizes the loan portfolio into six segments: Single Family - Mortgage & Warehouse, Multifamily and Commercial Mortgage, Commercial Real Estate, Commercial & Industrial - Non Real Estate, Auto & Consumer and Other – refer to Note 4 – “Loans & Allowance for Credit Losses” for further detail of the segments and classes within.
The method for estimating expected life-time credit losses includes, among other things, the following main components: 1) The use of a probability of default (“PD”)/loss given default (“LGD”) model; 2) defining a number of economic scenarios across the benign to adverse spectrum; 3) an initial and reasonable forecast period of one year for all loan segments; and 4) a reversion period of 18 months using a linear transition to historical loss rates for each loan pool. After the reversion period, the historical loss rate is applied over the remaining contractual life of loan.
Given the inherent limitations of a solely quantitative model, qualitative adjustments are included to arrive at the ending calculated loss amount in order to account for data points not captured from quantitative inputs alone.

Qualitative criteria we consider includes, among other things, the following:
•Regulatory and Legal - matters that may impact the timeliness and/or amounts of repayments;
•Concentration - portfolio composition and loan concentration;
•Collateral Dependency - changes in collateral values;
•Lending/Underwriting Standards - current lending policies and the effects of any new policies;
•Nature and Volume - loan production volume and mix;
•Loan Trends - credit performance trends, including a borrower’s financial condition and credit rating.

On a quarterly basis, Management convenes a Credit Review meeting in which current information and trends are collectively assessed to forecast future economic impact for purposes of assessing the adequacy of the ACL. The forecasted direction and magnitude of change with respect to future economic conditions is then assessed against the estimate in the model.
Accrued Interest. Accrued interest receivable is excluded from amortized cost and is presented separately in “Other Assets” on the unaudited Condensed Consolidated Balance Sheets. Additionally, the Company does not estimate an allowance for credit losses on accrued interest receivable as the Company has a policy to charge off accrued interest deemed uncollectible in a timely manner. When a loan is placed on non-accrual status, which occurs when a borrower becomes delinquent by 90 days, interest previously accrued but not collected is reversed against current period interest income.
Individually Assessed Loans. Credit loss is estimated for any individual loan on a collective basis, unless an individual loan’s credit characteristics has deteriorated below a range of the overall group, in which case the loan would then be individually assessed. Individually assessed loans are measured for credit loss based on present value of future expected cash flows, discounted at the loan’s effective interest rate or the fair value of the collateral, less estimated selling costs, if the loan is collateral-dependent.
Available-for-Sale Debt Securities. Unrealized credit losses will be recognized through an allowance for credit losses instead of an adjustment to amortized cost basis, eliminating the other-than-temporary impairment concept. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not, that it will be required to sell the security before recovery of its amortized cost basis. If either criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For available-for-sale debt securities that do not meet the above conditions, the Company evaluates at the individual security level whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, Management considers the extent to which fair value is less than amortized cost and unfavorable conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recognized for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. All other changes in fair value of the security that have not been recognized through an allowance for credit losses are recognized in other comprehensive income. Changes in the allowance for credit losses, if any, are recognized as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes an available-for-sale investment security is uncollectible or when either of the criteria regarding intent or requirement to sell is met.
Loan Commitments. Loans commitments not unconditionally cancellable are subject to an estimate of credit loss under a current expected credit loss model. The Company’s process for determining the estimate of credit loss on loan commitments is the same as it is on loans. Refer to detail of Allowance on Credit Losses above.
New Accounting Standards
Accounting Standards Adopted During Fiscal 2021
Financial Instruments. Credit Losses. On July 1, 2020, the Company adopted ASC 326. The update replaces incurred loss models based on the probable recognition threshold with a current expected credit loss model to estimate all credit losses over the contractual life for financial instruments carried at amortized cost and certain off-balance sheet credit exposures, such as loan commitments. The new model requires consideration of a broader range of relevant information, such as historical loss experience, current economic conditions and reasonable and supportable forecasts. The change will generally result in earlier, accelerated loss recognition. For available-for-sale debt securities, unrealized credit losses will be recognized through an allowance for credit losses rather than as adjustment to amortized cost basis, eliminating the other-than-temporary impairment concept. No credit loss adjustment on available-for-sale debt securities resulted upon adoption of ASC 326.
The Company adopted this standard using the modified retrospective transition method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Prior period amounts are not retroactively adjusted. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date.

The table that follows reflects the cumulative-effect adjustments the Company recorded on July 1, 2020 for the adoption of ASC 326:

	July 1, 2020
(Dollars in thousands)	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	Post-ASC 326 Adoption
Assets:
Allowance for Credit Losses - Loans	$(75,807)	$(47,300)	$(123,107)
Deferred tax asset (Other Assets)	30,749	15,912	46,661

Liabilities:
Unfunded Loan Commitment Liabilities (Accounts payable and accrued liabilities and other liabilities)	(323)	(5,700)	(6,023)

Stockholder’s Equity:
Retained Earnings	$(1,009,299)	$37,088	$(972,211)

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
The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2020 and June 30, 2020. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	September 30, 2020
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Municipal	$—	$423	$—	$423
Securities—Available-for-Sale:
Agency Debt[1]	$—	$1,800	$—	$1,800
Agency RMBS[1]	—	16,057	—	16,057
Non-Agency RMBS[2]	—	—	17,612	17,612
Municipal	—	4,170	—	4,170
Asset-backed securities and structured notes	—	164,292	—	164,292
Total—Securities—Available-for-Sale	$—	$186,319	$17,612	$203,931
Loans Held for Sale	$—	$89,454	$—	$89,454
Mortgage servicing rights	$—	$—	$12,130	$12,130
Other assets—Derivative instruments	$—	$—	$14,150	$14,150
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$1,151	$1,151

	June 30, 2020
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

ASSETS:
Securities—Trading: Municipal	$—	$105	$—	$105
Securities—Available-for-Sale:
Agency Debt[1]	$—	$1,799	$—	$1,799
Agency RMBS[1]	—	16,826	—	16,826
Non-Agency RMBS[2]	—	—	18,332	18,332
Municipal	—	10,400	—	10,400
Asset-backed securities and structured notes	—	140,270	—	140,270
Total—Securities—Available-for-Sale	$—	$169,295	$18,332	$187,627
Loans Held for Sale	$—	$51,995	$—	$51,995
Mortgage servicing rights	$—	$—	$10,675	$10,675
Other assets—Derivative instruments	$—	$—	$9,131	$9,131
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$1,715	$1,715
1Includes securities guaranteed by Ginnie Mae, a U.S. government agency, and the government sponsored enterprises Fannie Mae and Freddie Mac.
2Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by Alt-A or pay-option ARM mortgages.

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	September 30, 2020
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total
Opening balance	$—	$18,332	$10,675	$7,416	$36,423
Total gains or losses for the period:
Included in earnings—Mortgage banking income	—	—	(1,795)	5,583	3,788
Included in other comprehensive income	—	(323)	—	—	(323)
Purchases, issues, sales and settlements:
Purchases	—	—	3,250	—	3,250
Settlements	—	(397)	—	—	(397)
Closing balance	$—	$17,612	$12,130	$12,999	$42,741

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$—	$(1,795)	$5,583	$3,788

	For the Three Months Ended
	September 30, 2019
(Dollars in thousands)	Securities – Trading: Collateralized Debt Obligations	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total
Opening Balance	$—	$13,025	$9,784	$1,246	$24,055
Total gains or losses for the period:
Included in earnings—Mortgage banking income	—	—	(683)	481	(202)
Included in other comprehensive income	—	689	—	—	689
Purchases, issues, sales and settlements:
Purchases	—	—	1,531	—	1,531
Settlements	—	(582)	—	—	(582)
Closing balance	$—	$13,132	$10,632	$1,727	$25,491

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$—	$(683)	$481	$(202)

The table below summarizes the quantitative information about level 3 fair value measurements as of the dates indicated:

	September 30, 2020
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Non-agency RMBS	$17,612	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	2.5 to 30.5% (18.5%) 0.0 to 7.1% (2.2%) 35.0 to 68.4% (49.6%) 2.8 to 8.0% (4.9%)
Mortgage Servicing Rights	$12,130	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	4.9 to 39.8% (11.8%) 1.4 to 7.5 (6.1) 9.5 to 14.0% (9.7%)
Derivative Instruments	$12,999	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	(0.3) to 0.4% (0.2%)

	June 30, 2020
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Non-agency RMBS	$18,332	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	2.5 to 47.9% (26.1%) 0.5 to 4.5% (2.0%) 35.0 to 68.4% (50.1%) 2.9 to 9.4% (5.0%)
Mortgage Servicing Rights	$10,675	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	4.7 to 39.6% (11.4%) 1.6 to 7.7 (6.2) 9.5 to 14.0% (9.8%)
Derivative Instruments	$7,416	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	(0.3) to 0.8% ((0.2)%)

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
The table below summarizes assets measured for impairment on a non-recurring basis:

	September 30, 2020
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$6,114	$6,114
Autos and RVs	—	—	219	219
Total	$—	$—	$6,333	$6,333

	June 30, 2020
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$6,114	$6,114
Autos and RVs	—	—	294	294
Total	$—	$—	$6,408	$6,408
Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $6,333 after charge-offs of $0 for the three months ended September 30, 2020.
The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due nor on nonaccrual as of September 30, 2020 and June 30, 2020.
As of September 30, 2020 and June 30, 2020, the aggregate fair value of loans held for sale, carried at fair value, contractual balance (including accrued interest), and unrealized gain was as follows:

(Dollars in thousands)	September 30, 2020	June 30, 2020
Aggregate fair value	$89,454	$51,995
Contractual balance	—	49,700
Unrealized gain	$89,454	$2,295

The total amount of gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2020	2019
Interest income	$382	$305
Change in fair value	6,885	475
Total	$7,267	$780

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	September 30, 2020
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Other real estate owned and foreclosed assets:
Single family real estate	$6,114	Sales comparison approach	Adjustment for differences between the comparable sales	0.1 to 0.1% (0.1%)
Autos and RVs	$219	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 to 1.0% (0.1%)

	June 30, 2020
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Other real estate owned and foreclosed assets:
Single family real estate	$6,114	Sales comparison approach	Adjustment for differences between the comparable sales	18.7 to 18.7% (18.7%)
Autos and RVs	$294	Sales comparison approach	Adjustment for differences between the comparable sales	(24.6) to 44.2% (2.8%)
1 For other real estate owned and foreclosed assets the ranges shown may vary positively or negatively based on the comparable sales reported in the current appraisal. In certain instances, the range can be significant due to small sample sizes and in some cases the property being valued having limited comparable sales with similar characteristics at the time the current appraisal is conducted.

Fair value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments at September 30, 2020 and June 30, 2020 were as follows:

	September 30, 2020
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$1,122,161	$1,122,161	$—	$—	$1,122,161
Securities trading	423	—	423	—	423
Securities available-for-sale	203,931	—	186,319	17,612	203,931
Loans held for sale, at fair value	89,454	—	89,454	—	89,454
Loans held for sale, at lower of cost or fair value	14,729	—	—	14,777	14,777
Loans and leases held for investment—net	10,925,450	—	—	11,415,058	11,415,058
Securities borrowed	263,470	—	—	263,760	263,760
Customer, broker-dealer and clearing receivables	283,125	—	—	283,380	283,380
Mortgage servicing rights	12,130	—	—	12,130	12,130
Financial liabilities:
Total deposits	10,555,658	—	10,249,862	—	10,249,862
Advances from the Federal Home Loan Bank	242,500	—	253,603	—	253,603
Borrowings, subordinated notes and debentures	453,843	—	461,856	—	461,856
Securities loaned	315,976	—	—	317,050	317,050
Customer, broker-dealer and clearing payables	369,428	—	—	369,428	369,428

	June 30, 2020
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$1,950,519	$1,950,519	$—	$—	$1,950,519
Securities trading	105	—	105	—	105
Securities available-for-sale	187,627	—	169,295	18,332	187,627
Loans held for sale, at fair value	51,995	—	51,995	—	51,995
Loans held for sale, at lower of cost or fair value	44,565	—	—	44,625	44,625
Loans and leases held for investment—net	10,631,349	—	—	11,138,255	11,138,255
Securities borrowed	222,368	—	—	222,613	222,613
Customer, broker-dealer and clearing receivables	220,266	—	—	220,464	220,464
Mortgage servicing rights	10,675	—	—	10,675	10,675
Financial liabilities:
Total deposits	11,336,694	—	11,088,447	—	11,088,447
Advances from the Federal Home Loan Bank	242,500	—	254,114	—	254,114
Borrowings, subordinated notes and debentures	235,789	—	234,445	—	234,445
Securities loaned	255,945	—	—	256,790	256,790
Customer, broker-dealer and clearing payables	347,614	—	—	347,614	347,614

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
3.     SECURITIES
The amortized cost, carrying amount and fair value for the trading and available-for-sale securities at September 30, 2020 and June 30, 2020 were:

	September 30, 2020
	Trading	Available-for-sale
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$15,461	$596	$—	$16,057
Non-agency[2]	—	17,782	793	(963)	17,612
Total mortgage-backed securities	—	33,243	1,389	(963)	33,669
Non-RMBS:
U.S. agencies[1]	—	1,799	1	—	1,800
Municipal	423	4,142	76	(48)	4,170
Asset-backed securities and structured notes	—	163,394	898	—	164,292
Total Non-RMBS	423	169,335	975	(48)	170,262
Total debt securities	$423	$202,578	$2,364	$(1,011)	$203,931

	June 30, 2020
	Trading	Available-for-sale
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$16,192	$634	$—	$16,826
Non-agency[2]	—	18,180	1,024	(872)	18,332
Total mortgage-backed securities	—	34,372	1,658	(872)	35,158
Non-RMBS:
U.S. agencies[1]	—	1,799	—	—	1,799
Municipal	105	10,550	44	(194)	10,400
Asset-backed securities and structured notes	—	141,338	1	(1,069)	140,270
Total Non-RMBS	105	153,687	45	(1,263)	152,469
Total debt securities	$105	$188,059	$1,703	$(2,135)	$187,627
1Includes securities guaranteed by Ginnie Mae, a U.S. government agency, and the government sponsored enterprises Fannie Mae and Freddie Mac.
2Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by Alt-A or pay-option ARM mortgages.

The Company’s non-agency RMBS available-for-sale portfolio with a total fair value of $17,612 at September 30, 2020 consists of 15 different issues of super senior securities.
    The face amounts of debt securities available-for-sale that were pledged to secure borrowings at September 30, 2020 and June 30, 2020 were $3.4 million and $3.5 million, respectively.

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2020
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$—	$—	$—	$—	$—	$—
Non-agency	—	—	6,652	(963)	6,652	(963)
Total RMBS securities	—	—	6,652	(963)	6,652	(963)
Non-RMBS:
Municipal debt	—	—	718	(48)	718	(48)
Asset-backed securities and structured notes	—	—	—	—	—	—
Total Non-RMBS	—	—	718	(48)	718	(48)
Total debt securities	$—	$—	$7,370	$(1,011)	$7,370	$(1,011)

	June 30, 2020
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$85	$—	$—	$—	$85	$—
Non-agency	—	—	6,978	(872)	6,978	(872)
Total RMBS securities	85	—	6,978	(872)	7,063	(872)
Non-RMBS:
Municipal debt	—	—	2,002	(194)	2,002	(194)
Asset-backed securities and structured notes	139,883	(1,069)	—	—	139,883	(1,069)
Total Non-RMBS	139,883	(1,069)	2,002	(194)	141,885	(1,263)
Total debt securities	$139,968	$(1,069)	$8,980	$(1,066)	$148,948	$(2,135)
There were nine securities that were in a continuous loss position at September 30, 2020 for a period of more than 12 months. There were zero securities that were in a continuous loss position at September 30, 2020 for a period of less than 12 months. There were ten securities that were in a continuous loss position at June 30, 2020 for a period of more than 12 months. There were four securities that were in a continuous loss position at June 30, 2020 for a period of less than 12 months.

At September 30, 2020, one non-agency RMBS with a total carrying amount of $2.8 million was determined to have cumulative credit losses of $0.8 million of which none was recognized in earnings during the three months ended September 30, 2020. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates at the individual security level whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses, if any, are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale investment security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

During the three months ended September 30, 2019, the company sold no available-for-sale securities. During the three months ended September 30, 2020, the company sold no available-for-sale securities.

The Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

(Dollars in thousands)	September 30, 2020	June 30, 2020
Available-for-sale debt securities—net unrealized gains (losses)	$1,353	$(432)
Available-for-sale debt securities—non-credit related losses	(845)	(845)
Subtotal	508	(1,277)
Tax benefit (expense)	(163)	340
Net unrealized gain (loss) on investment securities in accumulated other comprehensive income (loss)	$345	$(937)

4.    LOANS & ALLOWANCE FOR CREDIT LOSSES
In conjunction with the adoption of ASC 326 on July 1, 2020, the Company updated categorization of the loan portfolio (for further detail of the change in accounting principle, refer to Note 1 - “Summary of Significant Accounting Policies”). As of and for the three months ended September 30, 2020, the Company’s loan portfolio consists of the following segments:
Single Family - Mortgage & Warehouse. The Single Family Real Estate portfolio primarily consists of two loan types: single family mortgage secured and single family warehouse. The single family mortgage secured type consists of fixed-rate and adjustable-rate loans secured by one-to-four family residences located in the U.S. The Company’s lending policies generally limit the maximum LTV ratio on one-to-four family loans to 80% of the lesser of the appraised value or the purchase price, plus pledged collateral. Terms of maturity typically range from 15 to 30 years. The Company attempts to mitigate residential lending risks by adhering to its underwriting policies in evaluating the collateral and the credit-worthiness of the borrower. The Company also originates home equity lines of credit and second mortgage loans. Single family warehouse loans consist of short-term, secured advances to mortgage bankers on a revolving basis. These facilities enable the mortgage originators to close loans in their own names and temporarily finance inventories of closed mortgage loans until they can be sold to an approved investor. The Company attempts to mitigate residential lending risks by adhering to its underwriting policies in evaluating the collateral and the credit-worthiness of the borrower. Mortgage loans aged on a mortgage banking customer’s line longer than 60 days are investigated by the Bank, which can require the borrower to buy the loan out of the line.
Multifamily and Commercial Mortgage. The Company originates loans secured by multifamily real estate (more than four units) and small balance commercial real estate (typically from $0.5 million to $10 million). These loans involve a greater degree of risk than one-to-four family residential mortgage loans as these loans can be greater in amount, dependent on the cash flow capacity of the project, and may be more difficult to evaluate and monitor. Repayment of loans secured by properties frequently depends on the successful operation and management of the properties. Consequently, repayment of such loans may be affected by adverse conditions in the real estate market or economy. The Company attempts to mitigate these risks by monitoring the LTV and minimum debt service coverage ratios, in addition to thoroughly evaluating the global financial condition of the borrower, the management experience of the borrower, and the quality of the collateral property securing the loan.
Commercial Real Estate. The Company originates loans across the U.S. secured by commercial real estate properties (“CRE”) under a variety of structures that it classifies as commercial real estate. A few examples are as follows: Commercial Bridge to Sale, Commercial Bridge to Construction, Commercial Bridge to Refinance and Acquisition, Development, and Construction. CRE Loans are originated to businesses secured by first liens on single family, multifamily or small business mortgage loans. Repayment of CRE loans depends on the successful completion of the real estate transition project and permanent take-out. The Company attempts to mitigate risk by adhering to its underwriting policies in evaluating the collateral and the credit-worthiness of the borrowers and guarantors.
Commercial & Industrial - Non-Real Estate (Non-RE). Comprising the majority of this portfolio are commercial and industrial non-real estate, asset-backed loans and lines of credit made to commercial borrowers secured by commercial assets and non-bank lenders that provide financing to customers. The Company typically reduces it exposure in these asset-backed loans by entering into a structured facility, under which the Company takes a senior lien position collateralized by the underlying assets at advance rates well below the collateral value. Commercial and industrial leases comprise the remainder of this portfolio and are primarily made based on the operating cash flows of the borrower or conversion of working capital assets to cash and secondarily on the underlying collateral provided by the borrower. Although commercial and industrial loans and leases are often collateralized directly or indirectly by equipment, inventory, accounts or loans receivable or other business assets, the liquidation of collateral in the event of a borrower default may be an insufficient source of repayment because accounts or loans receivable may be uncollectible and inventories and equipment may be obsolete or of limited use. The Company attempts to mitigate these risks through the structuring of these lending products, adhering to its underwriting policies in evaluating the management of the business and the credit-worthiness of borrowers and guarantors.
Auto and Consumer. This segment consists of the following distinct classes:
Auto. The Company originates prime loans to customers secured by new and used vehicles. The Company holds all of the auto loans originated and performs loan servicing functions for these loans. Auto loans carry a fixed interest rate and have terms that range from three to eight years. The Company attempts to mitigate auto lending risks by adhering to its underwriting policies in evaluating the collateral and the credit-worthiness of the borrower.
Consumer Unsecured Lending. The Company originates fixed rate unsecured loans to individual borrowers in all fifty states. Loans are normally in the range between $5,000 and $35,000 with terms that range between twelve and sixty months to well-qualified borrowers. The minimum credit score is 720. All applicants apply digitally and are required to supply proof of income, identity, and bank account documentation. The Company attempts to mitigate risks by using seasoned underwriters to review each loan, leveraging customer interviews and data analytics in the underwriting process.
Other. The Company originates other loans, which include structured settlements, Small Business Administration (“SBA”) consumer loans and refund advance loans. Structured settlements are originated through the wholesale and retail purchase of state lottery prize and structured settlement annuities. These annuities are high credit quality deferred payment receivables having a state lottery commission or primarily highly rated insurance company payor. Purchases of state lottery prize or structured settlement annuities are governed by specific state statutes requiring judicial approval of each transaction. No transaction is funded before an order approving such transaction has been entered by a court of competent jurisdiction. The Company’s commission-based sales force originates contracts for the retail purchase of such payments from leads generated by the Company’s dedicated research department through the use of proprietary research techniques. The Company attempts to mitigate these risks by adhering to its underwriting policies in evaluating the credit-worthiness of the state or insurer. The Bank exclusively originated and funded all of H&R Block’s interest-free Refund Advance loans for the 2019 tax season. Repayment of the Refund Advance loan is deducted from the client’s tax refund proceeds; if an insufficient refund to repay the Refund Advance loan is received, there is no recourse to the client, no negative credit reporting occurs in respect of the client and no collection efforts are made against the client. Federal Paycheck Protection Program (“PPP”) loans made by the Bank under the Federal Coronavirus Aid, Relief and Economic Security Act (“CARES”) Act are guaranteed by the Small Business Administration (“SBA”) and, if the loan funds are used by the borrower for specific purposes as provided under the PPP, may be fully or partially forgiven by the SBA at which time, the Bank will receive funds related to the PPP loan forgiveness directly from the SBA. Because of the underwriting policies and SBA guarantee, the Company does not expect any probable incurred credit losses and has provided a de minimis amount of allowance for credit losses.
The following table(s) sets forth the composition of the loan portfolio as of the dates indicated:

(Dollars in thousands)	September 30, 2020	June 30, 2020
Single Family - Mortgage & Warehouse	$4,935,351	$4,722,304
Multifamily and Commercial Mortgage	2,299,332	2,263,054
Commercial Real Estate	2,443,646	2,297,920
Commercial & Industrial - Non-RE	866,508	885,320
Auto & Consumer	330,093	341,365
Other	180,248	193,479
Total gross loans and leases	11,055,178	10,703,442
Allowance for credit losses - loans	(132,915)	(75,807)
Unaccreted premiums (discounts) and loan and lease fees	3,187	3,714
Total net loans and leases	$10,925,450	$10,631,349

The following tables summarize activity in the allowance for credit losses - loans by portfolio classes for the periods indicated.

	For the Three Months Ended September 30, 2020
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at July 1, 2020	$25,901	$4,718	$21,052	$9,954	$9,461	$4,721	$75,807
Effect of Adoption of ASC 326	6,318	7,408	25,893	7,042	610	29	47,300
Provision for credit losses - loans	(2,439)	293	2,253	6,512	(1,087)	6,268	11,800
Charge-offs	(1,489)	—	—	(213)	(736)	—	(2,438)
Recoveries	16	—	—	—	430	—	446
Balance at September 30, 2020	$28,307	$12,419	$49,198	$23,295	$8,678	$11,018	$132,915

	For the Three Months Ended September 30, 2019
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at July 1, 2019	$22,290	$3,807	$14,632	$9,544	$6,339	$473	$57,085
Provision for credit losses - loans	(680)	198	(2,170)	4,858	1,181	(687)	2,700
Charge-offs	(6)	—	—	—	(1,021)	(50)	(1,077)
Recoveries	108	—	—	—	86	325	519
Balance at September 30, 2019	$21,712	$4,005	$12,462	$14,402	$6,585	$61	$59,227
Credit Quality Disclosures. Nonaccrual loans consisted of the following as of the dates indicated:

	As of September 30, 2020
(Dollars in thousands)	With Allowance	With No Allowance	Total
Single Family - Mortgage & Warehouse	$76,032	$56,894	$132,926
Multifamily and Commercial Mortgage	31,001	1,847	32,848
Commercial Real Estate	—	—	—
Commercial & Industrial - Non-RE	5,580	—	5,580
Auto & Consumer	623	131	754
Other	—	—	—
Total nonaccrual loans	$113,236	$58,872	$172,108
Nonaccrual loans to total loans			1.56%

Approximately 0.17% of our nonaccrual loans at September 30, 2020 were considered TDRs, compared to 0.34% at June 30, 2020. Borrowers that make timely payments after TDRs are considered non-performing for at least six months. Generally, after six months of timely payments, those TDRs are reclassified from the nonaccrual loan category to the performing loan category and any previously deferred interest income is recognized. Approximately 77% of the Bank’s nonaccrual loans are single family first mortgages, repaid and written down to 88.45% in aggregate, of the original loan value of the underlying properties.
No interest income was recognized in three months ended September 30, 2020 on nonaccrual loans.

The following tables present the outstanding unpaid balance of loans that are performing and nonaccrual by portfolio class:

	September 30, 2020
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Performing	$4,802,425	$2,266,484	$2,443,646	$860,928	$329,339	$180,248	$10,883,070
Nonaccrual	132,926	32,848	—	5,580	754	—	172,108
Total	$4,935,351	$2,299,332	$2,443,646	$866,508	$330,093	$180,248	$11,055,178

	June 30, 2020
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Performing	$4,638,274	$2,259,629	$2,297,920	$885,107	$341,092	$193,479	$10,615,501
Nonaccrual	84,030	3,425	—	213	273	—	87,941
Total	$4,722,304	$2,263,054	$2,297,920	$885,320	$341,365	$193,479	$10,703,442

From time to time the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires. The Company had no TDRs classified as performing loans at September 30, 2020 or June 30, 2020. Under guidelines set forth in the CARES Act, the Company had provided borrowers the ability to delay payments. As of September 30, 2020, the Company is no longer allowing delayed payments.

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

The amortized cost basis by year of origination and credit quality indicator of the Company’s loan and leases as of September 30, 2020 was as follows:

	Loans Held for Investment Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior
Single Family-Mortgage & Warehouse
Pass	311,097	1,059,487	735,757	625,305	489,394	772,076	701,462	—	4,694,578
Special Mention	—	11,265	9,003	26,881	15,565	9,742	21,987	—	94,443
Substandard	—	3,370	28,447	22,999	19,588	71,926	—	—	146,330
Doubtful	—	—	—	—	—	—	—	—	—
Total	311,097	1,074,122	773,207	675,185	524,547	853,744	723,449	—	4,935,351
Multifamily and Commercial Mortgage
Pass	111,808	626,529	514,610	361,029	226,120	402,248	—	—	2,242,344
Special Mention	—	10,723	3,137	1,502	3,527	634	—	—	19,523
Substandard	—	24,500	1,088	8,511	1,493	1,873	—	—	37,465
Doubtful	—	—	—	—	—	—	—	—	—
Total	111,808	661,752	518,835	371,042	231,140	404,755	—	—	2,299,332
Commercial Real Estate
Pass	220,174	1,062,300	532,758	146,999	45,701	79,675	140,596	—	2,228,203
Special Mention	—	—	47,373	14,080	11,221	—	4,230	—	76,904
Substandard	—	43,775	54,643	40,121	—	—	—	—	138,539
Doubtful	—	—	—	—	—	—	—	—	—
Total	220,174	1,106,075	634,774	201,200	56,922	79,675	144,826	—	2,443,646
Commercial & Industrial - Non-RE
Pass	8,129	95,571	20,509	35,694	17,741	5,780	528,162	127,946	839,532
Special Mention	—	13,522	315	2,940	175	—	—	—	16,952
Substandard	—	926	7,166	1,551	381	—	—	—	10,024
Doubtful	—	—	—	—	—	—	—	—	—
Total	8,129	110,019	27,990	40,185	18,297	5,780	528,162	127,946	866,508
Auto & Consumer
Pass	23,410	112,951	102,304	49,748	27,359	12,837	—	—	328,609
Special Mention	—	63	62	38	—	3	—	—	166
Substandard	—	361	593	270	75	19	—	—	1,318
Doubtful	—	—	—	—	—	—	—	—	—
Total	23,410	113,375	102,959	50,056	27,434	12,859	—	—	330,093
Other
Pass	—	165,189	—	1,940	959	1,573	—	—	169,661
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	10,587	—	—	—	—	—	—	10,587
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	175,776	—	1,940	959	1,573	—	—	180,248
Total
Pass	674,618	3,122,027	1,905,938	1,220,715	807,274	1,274,189	1,370,220	127,946	10,502,927
Special Mention	—	35,573	59,890	45,441	30,488	10,379	26,217	—	207,988
Substandard	—	83,519	91,937	73,452	21,537	73,818	—	—	344,263
Doubtful	—	—	—	—	—	—	—	—	—
Total	674,618	3,241,119	2,057,765	1,339,608	859,299	1,358,386	1,396,437	127,946	11,055,178
As a % of total gross loans and leases	6.10%	29.32%	18.61%	12.12%	7.77%	12.29%	12.63%	1.16%	100.0%

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses - loans. The Company also evaluates credit quality based on the aging status of its loans and leases. During the year, the Company holds certain short-term loans that do not have a fixed maturity date that are treated as delinquent if not paid in full 90 days after the origination date.
The Company has taken proactive measures to manage loans that became delinquent during the recent economic downturn as a result of the COVID-19 pandemic. As of September 30, 2020, the Company provided no forbearance nor deferrals of payment obligations on any single family, multifamily and commercial mortgage loans, warehouse loans, commercial real estate loans. For non-real estate commercial and industrial loans, the Company provided three lessor with outstanding balances totaling $10.0 million with a short-term interest-only payment option that expires October 1, 2020. Deferrals totaling $0.9 million of auto and consumers loans were granted during the quarter ended September 30, 2020. No other forbearance or deferrals were provided to non-real estate commercial and industrial and auto and consumer borrowers.

The following tables provide the outstanding unpaid balance of loans and leases that are past due 30 days or more by portfolio class as of the dates indicated:

	September 30, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single Family-Mortgage & Warehouse	$32,615	$22,618	$111,528	$166,761
Multifamily and Commercial Mortgage	4,394	1,009	24,500	29,903
Commercial Real Estate	—	—	—	—
Commercial & Industrial - Non-RE	—	—	—	—
Auto & Consumer	1,236	195	563	1,994
Other	—	—	—	—
Total	$38,245	$23,822	$136,591	$198,658
As a % of total gross loans and leases	0.35%	0.22%	1.24%	1.80%

	June 30, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single Family-Mortgage & Warehouse	$17,931	$23,115	$66,813	$107,859
Multifamily and Commercial Mortgage	7,744	5,287	—	13,031
Commercial Real Estate	—	—	—	—
Commercial & Industrial - Non-RE	—	—	—	—
Auto & Consumer	973	166	326	1,465
Other	—	—	—	—
Total	$26,648	$28,568	$67,139	$122,355
As a % of total gross loans and leases	0.25%	0.27%	0.63%	1.13%

Allowance for Credit Losses
The allowance for credit losses is the sum of the allowance for credit losses - loans and the unfunded loan commitment liabilities. Unfunded loan commitment liabilities is included in “Accounts payable, accrued liabilities and other liabilities” in the unaudited Condensed Consolidated Balance Sheets.
The following tables present a summary of the activity in the allowance for credit losses for the periods indicated:

	Three Months Ended September 30, 2020
(Dollars in thousands)	Allowance for Credit Losses - Loans	Unfunded Loan Commitment Liabilities	Total Allowance for Credit Losses
Balance at July 1, 2020	$75,807	$323	$76,130
Effect of Adoption of ASC 326	47,300	5,700	53,000
Provision for Credit Losses	11,800	700	12,500
Charge-offs	(2,438)	—	(2,438)
Recoveries	446	—	446
Balance at September 30, 2020	$132,915	$6,723	$139,638

	Three Months Ended September 30, 2019
(Dollars in thousands)	Allowance for Credit Losses - Loans	Unfunded Loan Commitment Liabilities	Total Allowance for Credit Losses
Balance at July 1, 2019	$57,085	$227	$57,312
Provision for Credit Losses	2,700	—	2,700
Charge-offs	(1,077)	—	(1,077)
Recoveries	519	—	519
Balance at September 30, 2019	$59,227	$227	$59,454

5.    SUBORDINATED NOTES
In September 2020, the Company completed the sale of $175.0 million aggregate principal amount of its 4.875% Fixed-to-Floating Rate Subordinated Notes due October 1, 2030 (the “Notes”). The Notes mature on October 1, 2030 and will accrue interest at a fixed rate per annum equal to 4.875%, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2021. From and including October 1, 2025, to, but excluding October 1, 2030 or the date of early redemption, the Notes will bear interest at a floating rate per annum equal to a benchmark rate (which is expected to be the Three-Month Term Secured Overnight Financing Rate) plus a spread of 476 basis points, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on January 2026. The Notes may be redeemed on or after October 1, 2025, which date may be extended at the Company’s discretion, at a redemption price equal to principal plus accrued and unpaid interest, subject to certain conditions. Fees and costs incurred in connection with the debt offering will be amortized to interest expense over the term of the Notes.

6.    EQUITY AND STOCK-BASED COMPENSATION
    Common Stock Repurchases. On March 17, 2016, the Board of Directors of the Company (the “Board”), authorized a program to repurchase up to $100 million of common stock and extended the program by $100 million on August 2, 2019. The Company may repurchase shares on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The repurchase program does not obligate the Company to acquire any specific number of shares. The share repurchase program will continue in effect until terminated by the Board. With the March 17, 2016 authorization the Company repurchased a total of $100 million or 3,567,051 common shares at an average price of $28.03 per share. With the August 2, 2019 authorization, the Company has repurchased a total of $43.2 million or 2,228,505 common shares at an average price of $19.39 per share and there remains $56.8 million under the plan. During the three months ended September 30, 2020, the Company repurchased a total of $12.7 million, or 582,249 common shares at an average price of $21.89 per share. The Company has $56.8 million remaining under the Board authorized stock repurchase program. The Company accounts for treasury stock using the cost method as a reduction of stockholders’ equity in the accompanying unaudited condensed consolidated financial statements.
    Restricted Stock Units. During the three months ended September 30, 2020 and 2019, the Company granted 435,381 and 375,077 restricted stock unit awards (“RSUs”) to employees and directors, respectively. RSUs granted during these quarters generally vest over three years, one-third on each anniversary date, except for any RSUs granted to the Company’s CEO, which vest one-fourth on each fiscal year end.
    The Company’s income before income taxes and net income for the three months ended September 30, 2020 and 2019 include stock award expense of $4,415 and $4,961, with total income tax benefit of $1,328 and $1,391, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At September 30, 2020, unrecognized compensation expense related to non-vested awards aggregated to $31,427 and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year remainder:
2021	$16,245
2022	9,912
2023	3,500
2024	1,338
2025	331
Thereafter	101
Total	$31,427

    The following table presents the status and changes in restricted stock units for the periods indicated:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2019	1,546,848	$30.73
Granted	714,569	24.05
Vested	(693,660)	28.52
Canceled	(122,217)	29.10
Non-vested balance at June 30, 2020	1,445,540	$28.62
Granted	435,381	24.75
Vested	(281,482)	28.90
Canceled	(48,040)	26.92
Non-vested balance at September 30, 2020	1,551,399	$27.54
    The total fair value of shares vested for the three months ended September 30, 2020 was $6,602. The total fair value of shares vested for the three months ended September 30, 2019 was $7,183.
7.    EARNINGS PER COMMON SHARE
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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended
	September 30,
(Dollars in thousands, except per share data)	2020	2019
Earnings Per Common Share
Net income	$53,022	$40,786
Preferred stock dividends	(77)	(77)
Net income attributable to common stockholders	$52,945	$40,709
Average common shares outstanding	59,509,320	61,246,664
Total qualifying shares	59,509,320	61,246,664
Earnings per common share	$0.89	$0.66
Diluted Earnings Per Common Share
Dilutive net income attributable to common stockholders	$52,945	$40,709
Average common shares issued and outstanding	59,509,320	61,246,664
Dilutive effect of average unvested RSUs	417,464	532,861
Total dilutive common shares outstanding	59,926,784	61,779,525
Diluted earnings per common share	$0.88	$0.66

8.    COMMITMENTS AND CONTINGENCIES
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
•Participating as a lender in the Paycheck Protection Program (PPP) and evaluating various components of the CARES Act applicability to the Company;
•Provided secure and efficient remote work options for our team members;
•Increasing provisions for credit losses as a result of a weakening economy and reduced business activities;
•Tightening underwriting standards;
•Reallocated personnel to increase resources for customer service and portfolio management; and
•Limiting business travel.
Under the guidelines set forth in the CARES Act, the Company had provided certain borrowers the ability to delay or make interest-only payments. As of September 30, 2020, the Company is no longer allowing delayed or interest-only payments.
Operating Leases. The Company leases office space under operating lease agreements scheduled to expire at various dates. The following table represents maturities of lease liabilities as of September 30, 2020 in the corresponding fiscal years:

(Dollars in thousands)
Remainder of 2021	$7,043
2022	9,548
2023	9,820
2024	9,422
2025	8,791
Thereafter	41,968
Total lease payments	86,592
Less: present value discount	(11,030)
Total Lease Liability	$75,562

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
At September 30, 2020, the Company had commitments to originate $105.0 million in fixed rate loans and leases and $562.2 million in variable rate loans, totaling an aggregate outstanding principal balance of $667.2 million. For September 30, 2020, the Company’s fixed rate commitments to originate had a weighted-average rate of 2.76%. At September 30, 2020, the Company also had commitments to sell $170.7 million in fixed rate loans and $0 in variable rate loans, totaling an aggregate outstanding principal balance of $170.7 million.
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

Litigation. On October 15, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Golden v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Golden Case”). On November 3, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a second putative class action lawsuit styled Hazan v. BofI Holding, Inc., et al, and also brought in the United States District Court for the Southern District of California (the “Hazan Case”). On February 1, 2016, the Golden Case and the Hazan Case were consolidated as In re BofI Holding, Inc. Securities Litigation, Case #: 3:15-cv-02324-GPC-KSC (the “Class Action”), and the Houston Municipal Employees Pension System was appointed lead plaintiff. The plaintiffs allege that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a complaint filed in connection with a wrongful termination of employment lawsuit filed on October 13, 2015 (the “Employment Matter”) and that as a result the Company’s statements regarding its internal controls, as well as portions of its financial statements, were false and misleading. On March 21, 2018, the Court entered a final order dismissing the Class Action with prejudice. Subsequently, the plaintiff appealed, the Court overturned the dismissal and the Company filed a petition for a rehearing.
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
The United States District Court for the Southern District of California ordered the four above-referenced derivative actions pending before it to be consolidated and appointed lead counsel in the consolidated action. On June 7, 2018, the Court entered an order granting defendant’s motion for judgment on the pleadings, but giving the plaintiffs limited leave to amend by June 28, 2018. The plaintiffs failed to file an amended complaint, and instead plaintiffs filed on June 28, 2018 a motion to stay the case pending resolution of the securities class action and Employment Matter. On August 10, 2018, defendants filed an opposition to plaintiffs’ motion. On September 11, 2018, the plaintiffs filed a second amended complaint. On October 16, 2018, defendants filed a motion to dismiss the second amended complaint. On October 16, 2018, defendants filed a motion to dismiss the second amended complaint. The Court dismissed the second amended complaint with prejudice on May 23, 2019. Subsequently, the plaintiff filed a notice of appeal and opening brief and the Company filed its answering brief. Oral argument was held September 2, 2020 and the Court took the matter under advisement.
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
9.    RELATED PARTY TRANSACTIONS
    In the ordinary course of business, the Company has granted related party loans collateralized by real property to certain executive officers, directors and their affiliates. There were two new related party loans for approximate amount of $1.0 million funded under the provisions of the employee loan program and no refinances of an existing loan during the three months ended September 30, 2020, and one new loan in the amount of $0.55 million and no refinances of existing loans during the three months ended September 30, 2019.

10.    SEGMENT REPORTING
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
Securities Business. The Securities Business consists of two sets of products and services: securities services provided to third-party securities firms and investment management provided to consumers.
Securities services include fully disclosed clearing services through Axos Clearing to FINRA- and SEC-registered member firms for trade execution and clearance as well as back office services such as record keeping, trade reporting, accounting, general back-office support, securities and margin lending, reorganization assistance and custody of securities. The Securities Business provides financing to brokerage customers for their securities trading activities through margin loans that are collateralized by securities, cash, or other acceptable collateral. Securities lending activities include borrowing and lending securities with other broker-dealers. These activities involve borrowing securities to cover short sales and to complete transactions in which clients have failed to deliver securities by the required settlement date, and lending securities to other broker dealers for similar purposes.
Investment management includes our digital wealth management business, which provides our retail customers with investment management services through a comprehensive and flexible technology platform.
There are no material inter-segment sales or transfers. The accounting policies used by each reportable segment are the same as those discussed in Note 1 - “Organizations and Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended June 30, 2020. All costs, except certain corporate administration costs and income taxes, have been allocated to the reportable segments. Therefore, combined amounts agree to the unaudited condensed consolidated totals.
In order to reconcile the two segments to the unaudited condensed consolidated totals, the Company includes parent-only activities and intercompany eliminations. The following tables present the operating results, goodwill, and assets of the segments:

	Three Months Ended September 30, 2020
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$123,008	$4,894	$(575)	$127,327
Provision for credit losses	11,800	—	—	11,800
Non-interest income	30,212	5,784	(141)	35,855
Non-interest expense	61,217	11,352	2,977	75,546
Income before taxes	$80,203	$(674)	$(3,693)	$75,836

	Three Months Ended September 30, 2019
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$99,472	$5,146	$(1,315)	$103,303
Provision for credit losses	2,700	—	—	2,700
Non-interest income	15,790	6,401	(655)	21,536
Non-interest expense	50,633	11,064	3,770	65,467
Income before taxes	$61,929	$483	$(5,740)	$56,672

	As of September 30, 2020
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$35,501	$—	$71,222
Total Assets	$12,426,063	$864,098	$92,077	$13,382,238

	As of June 30, 2020
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$35,501	$—	$71,222
Total Assets	$13,018,814	$737,419	$95,667	$13,851,900

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information about the results of operations, financial condition, liquidity, off balance sheet items, contractual obligations and capital resources of Axos Financial, Inc. and subsidiaries (the “Company”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our financial information in our Annual Report on Form 10-K for the year ended June 30, 2020, and the interim unaudited condensed consolidated financial statements and notes thereto contained in this report.
Some matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, the effects on our business of the current novel coronavirus pandemic (“COVID-19”), the Company’s financial prospects and other projections of its performance and asset quality, our ability to continue to grow profitably and increase its business, our ability to continue to diversify lending and deposit franchises, and the anticipated timing and financial performance of other offerings, initiatives, and acquisitions, expectations of the environment in which we operate and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include uncertainties surrounding the severity, duration, and effects of the COVID-19 pandemic, our ability to successfully integrate acquisitions and realize the anticipated benefits of the transactions, changes in the interest rate environment, inflation, government regulation, general economic conditions, changes in the competitive marketplace, conditions in the real estate markets in which we operate, risks associated with credit quality, the outcome and effects of pending class action litigation filed against the Company and other risk factors discussed under the heading “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and in our Annual Report on Form 10-K for the year ended June 30, 2020, which has been filed with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.
General
Our Company, the holding company for Axos Bank (the “Bank”), is a diversified financial services company with approximately $13.4 billion in assets that provides consumer and business banking products through its online, low-cost distribution channels and affinity partners. Our Bank has deposit and loan and lease customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and automobiles. Our Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. Our wholly-owned subsidiaries, Axos Clearing LLC (“Axos Clearing”) and Axos Invest, Inc. (“Axos Invest”), generate interest and fee income by providing comprehensive securities clearing services to introducing broker-dealers and registered investment advisor correspondents and digital investment advisory services to retail investors, respectively. Axos Financial, Inc.’s common stock is listed on the New York Stock Exchange and is a component of the Russell 2000® Index and the S&P SmallCap 600® Index.
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
•Participating as a lender in the Paycheck Protection Program (PPP) and evaluating various components of the CARES Act applicability to the Company;
•Provided secure and efficient remote work options for our team members;
•Increasing provisions for credit losses as a result of a weakening economy and reduced business activities;
•Tightening underwriting standards;
•Reallocated personnel to increase resources for customer service and portfolio management; and
•Limiting business travel.

Under the guidelines set forth in the CARES Act, for our borrowers who are one or less payments past due on April 1, 2020, we may delay payments for an agreed upon timeframe, depending on each individual borrower’s characteristics. The Company has taken proactive measures to manage loans that became delinquent during the recent economic downturn as a result of the COVID-19 pandemic. As of September 30, 2020, the Company provided no forbearance nor deferrals of payment obligations on any single family, multifamily and commercial mortgage loans, warehouse loans, commercial real estate loans. For non-real estate commercial and industrial loans, the Company provided three lessors with outstanding balances totaling $10.0 million with a short-term interest-only payment option that expires October 1, 2020. Deferrals totaling $0.9 million of auto and consumers loans were granted during the quarter ended September 30, 2020. No other forbearance or deferrals were provided to non-real estate commercial and industrial and auto and consumer borrowers.
Mergers and Acquisitions
From time to time we undertake acquisitions or similar transactions consistent with our Company’s operating and growth strategies. There were no transactions during the quarter ended September 30, 2020, nor the year ended June 30, 2020.
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
Except as discussed below, there have been no changes to our significant accounting policies and practices as described in greater detail in Note 1 to our June 30, 2020 audited consolidated financial statements and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2020.
Allowance for Credit Losses. On July 1, 2020, we adopted ASC 326. The allowance for credit losses is maintained at a level needed to absorb expected credit losses over the contractual life, considering the effects of prepayments, of the loan portfolio as of the reporting date. Determining the adequacy of the allowance is complex and requires judgment by our management team about the effect of matters that are inherently uncertain. As such, a future assessment of current conditions may require material adjustments to the allowance.
Our process for determining expected life-time credit losses entails a loan-level, model-based approach and requires consideration of a broad range of relevant information relating to historical loss experience, current economic conditions and reasonable and supportable forecasts.
A credit loss is estimated for all loans. Consequently, we stratify the full loan population into segments sharing similar characteristics to perform the evaluation of the credit loss collectively.
We define a segment as the level at which we develop a systematic methodology to determine the allowance for credit losses. Additionally, we can further stratify loans of similar type, risk attributes and methods for monitoring credit risk. We categorize the loan portfolio into six segments: Single Family - Mortgage & Warehouse, Multifamily and Commercial Mortgage, Commercial Real Estate, Commercial & Industrial - Non Real Estate, Auto & Consumer and Other – refer to Note 4 – “Loans & Allowance for Credit Losses” for further detail of the segments and classes within.

The method for estimating expected life-time credit losses includes, among other things, the following main components: 1. The use of a probability of default (“PD”)/loss given default (“LGD”) model; 2) defining a number of economic scenarios across the benign to adverse spectrum; 3) an initial and reasonable forecast period of one year for all loan segments; and 4) a reversion period of 18 months using a linear transition to historical loss rates for each loan pool. After the reversion period, the historical loss rate is applied over the remaining contractual life of loan.

Given the inherent limitations of a solely quantitative model, qualitative adjustments are included to arrive at the ending calculated loss amount in order to account for data points not captured from quantitative inputs alone.

Qualitative criteria we consider includes, among other things, the following:
•Regulatory and Legal - matters that may impact the timeliness and/or amounts of repayments;
•Concentration - portfolio composition and loan concentration;
•Collateral Dependency - changes in collateral values;
•Lending/Underwriting Standards - current lending policies and the effects of any new policies;
•Nature and Volume - loan production volume and mix;
•Loan Trends - credit performance trends, including a borrower’s financial condition and credit rating.

On a quarterly basis, our management team convenes a Credit Review meeting in which current information and trends are collectively assessed to forecast future economic impact for purposes of assessing the adequacy of the ACL. The forecasted direction and magnitude of change with respect to future economic conditions is then assessed against the estimate in the model.
For further information on the Allowance for Credit Losses, refer to Note 1 - “Summary of Significant Accounting Policies”.

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
We define “adjusted earnings”, a non-GAAP financial measure, as net income without the after-tax impact of non-recurring acquisition-related costs (including amortization of intangible assets related to acquisitions), and other costs (unusual or non-recurring charges). Adjusted earnings per diluted common share (“adjusted EPS”), a non-GAAP financial measure, is calculated by dividing non-GAAP adjusted earnings by the average number of diluted common shares outstanding during the period. We believe the non-GAAP measures of adjusted earnings and adjusted EPS provide useful information about the Bank’s operating performance. We believe excluding the non-recurring acquisition related costs, and other costs provides investors with an alternative understanding of Axos’ business without these non-recurring costs.
Below is a reconciliation of net income, the nearest compatible GAAP measure, to adjusted earnings and adjusted EPS (Non-GAAP) for the periods shown:

	Three Months Ended
	September 30,
(Dollars in thousands, except per share amounts)	2020	2019
Net income	$53,022	$40,786
Acquisition-related costs	2,602	1,647
Income taxes	(783)	(462)
Adjusted earnings (Non-GAAP)	$54,841	$41,971
Adjusted EPS (Non-GAAP)	$0.91	$0.68

    We define “tangible book value”, a non-GAAP financial measure, as book value adjusted for goodwill and other intangible assets. Tangible book value is calculated using common stockholders’ equity minus mortgage servicing rights, goodwill and other intangible assets. Tangible book value per common share, a non-GAAP financial measure, is calculated by dividing tangible book value by the common shares outstanding at the end of the period. We believe tangible book value per common share is useful in evaluating the Company’s capital strength, financial condition, and ability to manage potential losses.
Below is a reconciliation of total stockholders’ equity, the nearest compatible GAAP measure, to tangible book value (Non-GAAP) as of the dates indicated:

	September 30,
(Dollars in thousands)	2020	2019
Total stockholders’ equity	$1,236,965	$1,116,240
Less: preferred stock	5,063	5,063
Common stockholders’ equity	1,231,902	1,111,177
Less: mortgage servicing rights, carried at fair value	12,130	10,632
Less: goodwill and other intangible assets	122,817	133,147
Tangible common stockholders’ equity (Non-GAAP)	$1,096,955	$967,398
Common shares outstanding at end of period	59,215,934	61,287,595
Tangible book value per common share (Non-GAAP)	$18.52	$15.78

SELECTED FINANCIAL DATA
The following tables set forth certain selected financial data concerning the periods indicated:
AXOS FINANCIAL, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands)	September 30, 2020	June 30, 2020	September 30, 2019
Selected Balance Sheet Data:
Total assets	13,382,238	$13,851,900	$11,770,861
Loans and leases—net of allowance for credit losses	10,925,450	10,631,349	9,784,217
Loans held for sale, carried at fair value	89,454	51,995	40,554
Loans held for sale, lower of cost or fair value	14,729	44,565	2,604
Allowance for credit losses - loans	132,915	75,807	59,227
Securities—available-for-sale	203,931	187,627	187,816
Securities borrowed	263,470	222,368	288,974
Customer, broker-dealer and clearing receivables	283,125	220,266	295,188
Total deposits	10,555,658	11,336,694	9,214,525
Advances from the FHLB	242,500	242,500	492,500
Borrowings, subordinated notes and debentures	453,843	235,789	133,681
Securities loaned	315,976	255,945	337,870
Customer, broker-dealer and clearing payables	369,428	347,614	298,501
Total stockholders’ equity	1,236,965	1,230,846	1,116,240

Capital Ratios:
Equity to assets at end of period	9.24%	8.89%	9.48%
Axos Financial, Inc.:
Tier 1 leverage (core) capital to adjusted average assets	8.52%	8.97%	8.76%
Common equity tier 1 capital (to risk-weighted assets)	11.08%	11.22%	10.97%
Tier 1 capital (to risk-weighted assets)	11.13%	11.27%	11.02%
Total capital (to risk-weighted assets)	14.39%	12.64%	12.34%
Axos Bank:
Tier 1 leverage (core) capital to adjusted average assets	8.83%	9.25%	9.12%
Common equity tier 1 capital (to risk-weighted assets)	11.52%	11.79%	11.25%
Tier 1 capital (to risk-weighted assets)	11.52%	11.79%	11.25%
Total capital (to risk-weighted assets)	12.55%	12.62%	11.95%
Axos Clearing, LLC:
Net capital	34,322	34,022	24,979
Excess capital	28,830	29,450	5,587
Net capital as a percentage of aggregate debit items	12.50%	14.88%	8.94%
Net capital in excess of 5% aggregate debit items	20,590	22,593	11,012

AXOS FINANCIAL, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	At or for the Three Months Ended
	September 30,
(Dollars in thousands, except per share data)	2020	2019
Selected Income Statement Data:
Interest and dividend income	$149,889	$146,345
Interest expense	22,562	43,042
Net interest income	127,327	103,303
Provision for credit losses	11,800	2,700
Net interest income after provision for credit losses	115,527	100,603
Non-interest income	35,855	21,536
Non-interest expense	75,546	65,467
Income before income tax expense	75,836	56,672
Income tax expense	22,814	15,886
Net income	$53,022	$40,786
Net income attributable to common stock	$52,945	$40,709

Per Common Share Data:
Net income:
Basic	$0.89	$0.66
Diluted	$0.88	$0.66
Adjusted earnings (Non-GAAP)	$0.91	$0.68
Book value	$20.80	$18.13
Tangible book value (Non-GAAP)	$18.52	$15.78

Weighted average number of common shares outstanding:
Basic	59,509,320	61,246,664
Diluted	59,926,784	61,779,525
Common shares outstanding at end of period	59,215,934	61,287,595
Common shares issued at end of period	67,622,935	66,837,037

Performance Ratios and Other Data:
Loan and lease originations for investment	$1,330,812	$1,461,766
Loan originations for sale	$440,804	$327,812
Return on average assets	1.56%	1.44%
Return on average common stockholders’ equity	17.26%	14.85%
Interest rate spread[1]	3.62%	3.35%
Net interest margin[2]	3.84%	3.77%
Net interest margin[2] – Banking Business Segment only	3.91%	3.83%
Efficiency ratio[3]	46.30%	52.44%
Efficiency ratio[3] – Banking Business Segment only	39.95%	43.93%

Asset Quality Ratios:
Net annualized charge-offs to average loans and leases	0.07%	0.02%
Non-performing loans to total loans	1.56%	0.57%
Non-performing assets to total assets	1.33%	0.54%
Allowance for credit losses - loans to total loans held for investment at end of period	1.20%	0.60%
Allowance for credit losses - loans to non-performing loans	77.23%	105.89%
1     Interest rate spread represents the difference between the annualized weighted average yield on interest-earning assets and the annualized weighted average rate paid on interest-bearing liabilities.
2    Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.
3 Efficiency ratio represents non-interest expense as a percentage of the aggregate of net interest income and non-interest income.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2020 and 2019
For the three months ended September 30, 2020, we had net income of $53.0 million compared to net income of $40.8 million for the three months ended September 30, 2019. Net income attributable to common stockholders was $52.9 million or $0.88 per diluted share for the three months ended September 30, 2020 compared to net income attributable to common stockholders of $40.7 million or $0.66 per diluted share for the three months ended September 30, 2019.
Other key comparisons between our operating results for the three months ended September 30, 2020 and 2019 are as follows:
•Net interest income increased $24.0 million and our net interest margin increased 7 basis points in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due to a 20.8% increase in average earning assets and a reduction in the rates paid on interest-bearing demand and savings deposits due to decreases in prevailing deposit rates across the industry.
•Non-interest income increased $14.3 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The $14.3 million increase in non-interest income for the three months ended September 30, 2020 was primarily the result of an increase in mortgage banking of $16.8 million, partially offset by a decrease of $3.5 million in gain on sale – other, as certain sales of lottery and structured settlement receivables during the three months ended September 30, 2019 did not recur in the three months ended September 30, 2020.
•Non-interest expense increased $10.1 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The change was primarily driven by increases of $4.4 million in professional services, $2.5 million in FDIC and regulatory fees, $1.9 million in salary and payroll costs due to growth in Bank staffing, partially offset by a decrease of $1.2 million to advertising and promotional costs.
Adjusted earnings and adjusted EPS, non-GAAP measures, which exclude non-cash amortization expenses and non-recurring costs related to mergers and acquisitions expenses, increased 30.7% to $54.8 million and $0.91, for the quarter ended September 30, 2020 compared to $42.0 million and $0.68, respectively, for the quarter ended September 30, 2019.
Net Interest Income
Net interest income for the three months ended September 30, 2020 totaled $127.3 million, an increase of 23.3% compared to net interest income of $103.3 million for the three months ended September 30, 2019. The growth of net interest income for the three months ended September 30, 2020 compared to September 30, 2019 is primarily due to increased average earnings assets from net loan and lease portfolio growth and reduced rates paid on interest-bearing demand and savings deposits, partially offset by reduced yields on interest earning assets.
Total interest and dividend income during the three months ended September 30, 2020 increased 2.4% to $149.9 million, compared to $146.3 million during the three months ended September 30, 2019. The increase in interest and dividend income for the three months ended September 30, 2020 was primarily attributable to the growth in average earning assets from loan and lease originations, partially offset by reduced yields on loans and leases and interest-earning deposits. The average balance of loans and leases increased 13.1% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.
Total interest expense was $22.6 million for the three months ended September 30, 2020, a decrease of $20.5 million or 47.6% as compared with the quarter ended September 30, 2019. The decrease in the average cost of funds rate for the three months ended September 30, 2020 compared to 2019 was primarily due to a 128 basis point decrease in average rates paid on interest-bearing demand and savings deposits due to decreases in prevailing deposit rates across the industry. The decrease in rates was partially offset by growth in interest-bearing liabilities for the three months ended September 30, 2020 compared to 2019.
Net interest margin, defined as annualized net interest income divided by average earning assets, increased by 7 basis points to 3.84% for the three months ended September 30, 2020.

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

	For the Three Months Ended
	September 30,
	2020			2019
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans and leases[3,4]	$10,842,218	$141,424	5.22%	$9,585,454	$133,887	5.59%
Interest-earning deposits in other financial institutions	1,706,582	507	0.12%	736,482	4,233	2.30%
Mortgage-backed and other investment securities[4]	189,631	2,677	5.65%	209,922	2,582	4.92%
Securities borrowed and margin lending[5]	489,565	5,077	4.15%	419,215	5,342	5.10%
Stock of the regulatory agencies	20,609	204	3.96%	20,276	301	5.94%
Total interest-earning assets	13,248,605	149,889	4.53%	10,971,349	146,345	5.34%
Non-interest-earning assets	362,957			379,620
Total assets	$13,611,562			$11,350,969
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$7,052,323	$9,091	0.52%	$5,185,384	$23,361	1.80%
Time deposits	2,058,540	10,463	2.03%	2,485,900	15,445	2.49%
Securities loaned	302,601	124	0.16%	479,597	286	0.24%
Advances from the FHLB	242,500	1,372	2.26%	306,771	1,764	2.30%
Borrowings, subordinated notes and debentures	256,563	1,512	2.36%	179,578	2,186	4.87%
Total interest-bearing liabilities	9,912,527	22,562	0.91%	8,637,230	43,042	1.99%
Non-interest-bearing demand deposits	1,903,205			1,453,327
Other non-interest-bearing liabilities	563,450			164,048
Stockholders’ equity	1,232,380			1,096,364
Total liabilities and stockholders’ equity	$13,611,562			$11,350,969
Net interest income		$127,327			$103,303
Interest rate spread[6]			3.62%			3.35%
Net interest margin[7]			3.84%			3.77%
1Average balances are obtained from daily data.
2Annualized.
3Loans include loans held for sale, loan premiums and unearned fees.
4Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Loans and leases include average balances of $27.5 million and $28.2 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2020 and 2019 three-month periods, respectively.
5Margin lending is the significant component of the asset titled customer, broker-dealer and clearing receivables on the unaudited condensed consolidated balance sheets.
6Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
7Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our net interest income for the three months ended September 30, 2020 and 2019. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume). The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

	For the Three Months Ended
	September 30,
	2020 vs 2019
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Increase (decrease) in interest income:
Loans and leases	$16,793	$(9,256)	$7,537
Interest-earning deposits in other financial institutions	2,502	(6,228)	(3,726)
Mortgage-backed and other investment securities	(265)	360	95
Securities borrowed and margin lending	818	(1,083)	(265)
Stock of the FHLB, at cost	5	(102)	(97)
	$19,853	$(16,309)	$3,544
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$6,358	$(20,628)	$(14,270)
Time deposits	(2,401)	(2,581)	(4,982)
Securities loaned	(85)	(77)	(162)
Advances from the FHLB	(362)	(30)	(392)
Subordinated notes and debentures and other	717	(1,391)	(674)
	$4,227	$(24,707)	$(20,480)

Provision for Credit Losses
The provision for credit losses was $11.8 million for the three months ended September 30, 2020 compared to $2.7 million for the three months ended September 30, 2019. The increase in the provision was primarily due to additional reserves of $6.5 million on seasonal tax product loans that continue to have delays in collections due to IRS processing delays. Additional contributing factors to the provision for credit losses were loan growth, changes in macroeconomic factors impacting our loss model related to decreased consumer income and a change in the provision for credit losses methodology from the incurred loss model as described under”Critical Accounting Policies.” Provisions for credit losses are charged to income to bring the allowance for credit losses - loans to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Asset Quality and Allowance for Credit Losses - Loans.” On July 1, 2020, the Company adopted ASC 326, adding approximately $53.0 million to the allowance for credit losses. The increase was primarily related to two factors:
•The difference between loss emergence periods previously utilized, as compared to estimating lifetime credit losses as required by ASC 326.
•The lifetime impact of COVID-19 on the Company’s loan and lease portfolio, or more specifically the impact on macroeconomic factors across the loan and lease portfolio, with the largest impacts shown in hospitality and retail real estate loans.

Non-Interest Income
The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2020	2019	Inc (Dec)
Prepayment penalty fee income	1,368	1,412	(44)
Gain on sale – other	334	3,822	(3,488)
Mortgage banking income	19,567	2,794	16,773
Broker-dealer fee income	5,702	5,656	46
Banking and service fees	8,884	7,852	1,032
Total non-interest income	$35,855	$21,536	$14,319
Non-interest income increased $14.3 million to $35.9 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was the result of an increase of $16.8 million in mortgage banking income due to increased origination volume, an increase of $1.0 million in banking and service fees, partially offset by a decrease of $3.5 million in gain on sale – other, as certain sales of lottery receivables in the three months ended September 30, 2019 did not recur in the three months ended September 30, 2020.
Included in gain on sale – other are sales of unsecured and secured consumer and business loans originated through introductions from our third-party partner relationships, for example H&R Block-branded Emerald Advance, and sales of structured settlement annuity and state lottery receivables. We engage in the wholesale and retail purchase of state lottery prize and structured settlement annuity payments. These payments are high credit quality deferred payment receivables having a state lottery commission or investment grade (top two tiers) insurance company payor. The Bank originates contracts for the retail purchase of such payments and classifies these under the category of Other in the loan portfolio. Factoring yields are typically higher than mortgage loan rates. Typically, the gain received upon sale of these payment streams is greater than the gain received from an equivalent amount of mortgage loan sales. Since 2013, pools of structured settlement receivables have been originated for sale depending upon management’s assessment of interest rate risk, liquidity, and offers containing favorable terms and are classified on our balance sheet as loans held for sale. Increased sales on favorable terms during the three months ended September 30, 2019 resulted in an increase in gain on sale from structured settlement annuity and state lottery receivables. Such sales did not recur to the same degree for the three months ended September 30, 2020.

Non-Interest Expense
    The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2020	2019	Inc (Dec)
Salaries and related costs	$38,623	$36,717	$1,906
Data processing	7,928	7,811	117
Depreciation and amortization	6,186	5,224	962
Advertising and promotional	2,556	3,790	(1,234)
Professional services	5,999	1,589	4,410
Occupancy and equipment	3,011	2,838	173
FDIC and regulator fees	2,692	191	2,501
Broker-dealer clearing charges	2,257	2,008	249
Other general and administrative	6,294	5,299	995
Total non-interest expenses	$75,546	$65,467	$10,079
Non-interest expense, which is comprised of compensation, data processing, depreciation and amortization, advertising and promotional, professional services, occupancy and equipment, FDIC and regulator fees, broker-dealer clearing charges and other operating expenses, was $75.5 million for the three months ended September 30, 2020, up from $65.5 million for the three months ended September 30, 2019. The increase in non-interest expense for the three months ended September 30, 2020 was primarily due to the expansion of the Bank specifically in areas related to lending and deposits.
Total salaries and related costs increased $1.9 million to $38.6 million for the quarter ended September 30, 2020, compared to $36.7 million for the quarter ended September 30, 2019, due to increased staffing levels to support growth in deposit and lending activities. Our staff increased to 1,108 from 1,021, or 8.5% between September 30, 2020 and 2019.
Data processing expense increased $0.1 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The increase was primarily due to additions enhancements to customer interfaces and the Bank’s core processing system.
Depreciation and amortization expense increased $1.0 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The increase was primarily due to amortization of intangibles and depreciation on lending platform enhancements and infrastructure development.
Advertising and promotional expense decreased $1.2 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The decrease was primarily due to decreased lead generation and deposit marketing costs.
Professional services, which include accounting, consulting and legal fees, increased $4.4 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily attributable to increased legal and consulting fees.
Occupancy and equipment expense increased $0.2 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, due to annual increases in our office space lease agreements.
The cost of our FDIC and OCC standard regulatory charges increased $2.5 million for the three months ended September 30, 2020, compared to the three month period ending September 30, 2019. The increase was due to a small bank assessment credit received from the FDIC during the quarter ended September 30, 2019, which did not recur in 2020. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.
Broker-dealer clearing charges increased $0.2 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was attributable to increased activity in the Securities Business.
Other general and administrative costs increased by $1.0 million for the three months ended September 30, 2020, compared to the three month period ended September 30, 2019 primarily related to costs supporting loan and deposit production.

Provision for Income Taxes
Income tax expense was $22.8 million for the three months ended September 30, 2020 compared to $15.9 million for three months ended September 30, 2019. Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended September 30, 2020 and 2019 were 30.08% and 28.03%, respectively. The change in effective income tax rates between periods are primarily the result of changes in tax benefits from stock compensation and reduced tax credits.
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

	Three Months Ended September 30, 2020
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$123,008	$4,894	$(575)	$127,327
Provision for credit losses	11,800	—	—	11,800
Non-interest income	30,212	5,784	(141)	35,855
Non-interest expense	61,217	11,352	2,977	75,546
Income before taxes	$80,203	$(674)	$(3,693)	$75,836

	Three Months Ended September 30, 2019
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$99,472	$5,146	$(1,315)	$103,303
Provision for credit losses	2,700	—	—	2,700
Non-interest income	15,790	6,401	(655)	21,536
Non-interest expense	50,633	11,064	3,770	65,467
Income before taxes	$61,929	$483	$(5,740)	$56,672
Banking Business
For the three months ended September 30, 2020, we had income before taxes of $80.2 million compared to income before taxes of $61.9 million for the three months ended September 30, 2019. For the three months ended September 30, 2020, the increase in income before taxes was related to increased net interest income due to an increase in average earning assets and a reduction in the rates paid on interest-bearing demand and savings deposits and an increase in non-interest income due to increased mortgage banking income.
We consider the ratios shown in the table below to be key indicators of the performance of our Banking Business segment:

	At or for the Three Months Ended
	September 30, 2020	September 30, 2019
Efficiency ratio	39.95%	43.93%
Return on average assets	1.78%	1.69%
Interest rate spread	3.70%	3.36%
Net interest margin	3.91%	3.83%
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

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents our Banking segment’s information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended September 30, 2020 and 2019:

	For the Three Months Ended
	September 30,
	2020			2019
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans and leases[3,4]	$10,790,869	$140,678	5.21%	$9,585,445	$133,887	5.59%
Interest-earning deposits in other financial institutions	1,542,335	392	0.10%	584,336	3,327	2.28%
Mortgage-backed and other investment securities[4]	227,081	2,856	5.03%	208,234	2,581	4.96%
Stock of the regulatory agencies	17,250	203	4.71%	17,250	299	6.93%
Total interest-earning assets	12,577,535	144,129	4.58%	10,395,265	140,094	5.39%
Non-interest-earning assets	152,209		—	191,717
Total assets	$12,729,744		—	$10,586,982
Liabilities and Stockholders’ Equity:			—
Interest-bearing demand and savings	$7,099,034	$9,155	0.52%	$5,205,124	$23,413	1.80%
Time deposits	2,058,540	10,463	2.03%	2,485,900	15,445	2.49%
Advances from the FHLB	242,500	1,372	2.26%	306,771	1,764	2.30%
Borrowings, subordinated notes and debentures	151,952	132	0.35%	—	—	—%
Total interest-bearing liabilities	9,552,026	21,122	0.88%	7,997,795	40,622	2.03%
Non-interest-bearing demand deposits	1,918,856			1,464,053
Other non-interest-bearing liabilities	135,467			86,344
Stockholders’ equity	1,123,395			1,038,790
Total liabilities and stockholders’ equity	$12,729,744			$10,586,982
Net interest income		$123,007			$99,472
Interest rate spread[5]			3.70%			3.36%
Net interest margin[6]			3.91%			3.83%
1Average balances are obtained from daily data.
2Annualized.
3Loans and leases include loans held for sale, loan premiums and unearned fees.
4Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans and leases include average balances of $27.5 million and $28.2 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2020 and 2019 three-month periods, respectively.
5Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
6Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our net interest income for our Banking segment. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the three months ended September 30, 2020 and 2019:

	For the Three Months Ended
	September 30
	2020 vs 2019
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Increase / (decrease) in interest income:
Loans and leases	$16,230	$(9,439)	$6,791
Interest-earning deposits in other financial institutions	2,170	(5,105)	(2,935)
Mortgage-backed and other investment securities	238	37	275
Stock of the regulatory agencies, at cost	—	(96)	(96)
	$18,638	$(14,603)	$4,035
Increase / (decrease) in interest expense:
Interest-bearing demand and savings	$6,450	$(20,708)	$(14,258)
Time deposits	(2,401)	(2,581)	(4,982)
Advances from the FHLB	(362)	(30)	(392)
Borrowings, subordinated notes and debentures	—	132	132
	$3,687	$(23,187)	$(19,500)
The Banking segment’s net interest income for the three months ended September 30, 2020 totaled $123.0 million, an increase of 23.7%, compared to net interest income of $99.5 million for the three months ended September 30, 2019. The growth of net interest income for the three months ended September 30, 2020 is primarily due an increase in average loans and leases and lowered funding costs from interest-bearing demand and savings deposits and time deposits.
The Banking segment’s non-interest income increased $14.4 million from $15.8 million to $30.2 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The $14.4 million increase in non-interest income for the three months ended September 30, 2020, was primarily the result of an increase in mortgage banking income of $16.8 million, a $1.2 million increase in banking and service fees, which was partially offset by a decrease in gain on sale - other of $3.5 million.
The Banking segment’s non-interest expense increased $10.6 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. For the three months ended September 30, 2020 compared to the three months ended September 30, 2019, the $10.6 million increase of non-interest expense was primarily due to a $4.1 million increase of professional services, a $3.2 million increase of salaries and related expenses related to staffing increase to support the overall growth of the Bank, a $2.4 million increase in FDIC and regulatory fees, a $1.4 million increase in other and general expense, a $0.9 million increase of depreciation and amortization, which was partially offset by a decrease of $1.8 million in advertising and promotional expense.
Securities Business
For the three months ended September 30, 2020, our Securities Business segment had a loss before taxes of $0.7 million compared to income before taxes of $0.5 million for the three months ended September 30, 2019.
Net interest income for the three months ended September 30, 2020, decreased $0.2 million to $4.9 million compared to $5.1 million for the three months ended September 30, 2019, primarily as a result of decreases in prevailing market rates. In the Securities Business, interest is earned through margin loan balances, securities borrowed, and cash deposit balances. Interest expense is incurred from cash borrowed through bank lines and securities lending.

The non-interest income during the three months ended September 30, 2020, was $5.8 million compared to $6.4 million for the three months ended September 30, 2019. Non-interest income consists of $5.7 million in broker-dealer fee income and $0.1 million of service fees for the three months ended September 30, 2020 and of $6.3 million in broker-dealer fee income and $0.1 million of service fees for the three months ended September 30, 2019. The decrease in non-interest income is primarily due to decreased sweep fee income as a result of decreases in prevailing deposit rates, partially offset by increases in trading activity fees.
Non-interest expense increased from $11.1 million for the three months ended September 30, 2019 to $11.4 million for the three months ended September 30, 2020. For the three months ended September 30, 2020, non-interest expense was primarily made up of $4.9 million in salaries and related expenses related to staffing, $2.3 million in broker-dealer clearing charges, $1.4 million in data processing, $1.0 million in professional services and $0.7 million in other and general expense. For the three months ended September 30, 2019, non-interest expense was primarily made up of $4.6 million in salaries and related expenses related to staffing, $2.0 million in broker-dealer clearing charges, $1.4 million in data processing, $1.0 million in professional services and $1.0 million in other and general expense.
Selected information concerning Axos Clearing LLC follows as of or for the three months ended:

	September 30,
(Dollars in thousands)	2020	2019
Compensation as a % of net revenue	40.1%	31.8%
FDIC insured program balances at banks (end of period)	$672,822	$366,794
Customer margin balances (end of period)	$252,867	$274,536
Customer funds on deposit, including short credits (end of period)	$214,550	$127,571

Clearing:
Total tickets	1,154,422	616,708
Correspondents (end of period)	60	60

Securities lending:
Interest-earning assets – stock borrowed (end of period)	$263,470	$288,974
Interest-bearing liabilities – stock loaned (end of period)	$315,976	$337,870

FINANCIAL CONDITION
Balance Sheet Analysis
Our total assets decreased $0.5 billion, or 3.4%, to $13.4 billion, as of September 30, 2020, down from $13.9 billion at June 30, 2020. The decrease in total assets was primarily due to a decrease in cash of $828.4 million, partially offset by an increase of $294.1 million in loans and leases. Total liabilities decreased $0.5 billion, primarily from a decrease in deposits of $781.0 million, partially offset by an increase in borrowings of $218.1 million and an increase in securities loaned of $81.8 million.
Loans
Net loans and leases held for investment increased 2.8% to $10.9 billion at September 30, 2020 from $10.6 billion at June 30, 2020. The increase in the loan and lease portfolio was primarily due to loan and lease originations of $1,330.8 million, partially offset by loan and lease repayments and other adjustments of $1.0 billion and an adjustment of approximately $47.3 million to the allowance for credit losses - loans resulting from the adoption of ASC 326 during the three months ended September 30, 2020.
The following table sets forth the composition of the loan and lease portfolio as of the dates indicated:

	September 30, 2020		June 30, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single Family - Mortgage & Warehouse	4,935,351	44.6%	4,722,304	44.1%
Multifamily and Commercial Mortgage	2,299,332	20.8%	2,263,054	21.1%
Commercial Real Estate	2,443,646	22.1%	2,297,920	21.5%
Commercial & Industrial - Non-RE	866,508	7.8%	885,320	8.3%
Auto & Consumer	330,093	3.0%	341,365	3.1%
Other	180,248	1.7%	193,479	1.8%
Total gross loans and leases	11,055,178	100.0%	10,703,442	100.0%
Allowance for credit losses - loans	(132,915)		(75,807)
Unaccreted discounts and loan and lease fees	3,187		3,714
Total net loans and leases	$10,925,450		$10,631,349

The Bank originates some single family interest only loans with terms that include repayments that are less than the repayments for fully amortizing loans. The Bank’s lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Bank monitors and performs reviews of interest only loans. Adverse trends reflected in the Company’s delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of September 30, 2020, the Company had $1.3 billion of interest only mortgage loans.

Asset Quality and Allowance for Credit Losses - Loans
Non-performing Assets
Non-performing loans are comprised of loans past due 90 days or more on nonaccrual status and other nonaccrual loans. Non-performing assets include non-performing loans plus other real estate owned and repossessed vehicles. At September 30, 2020, our non-performing loans totaled $172.1 million, or 1.56% of total gross loans and our total non-performing assets totaled $178.4 million, or1.33% of total assets.
Non-performing loans and foreclosed assets or “non-performing assets” consisted of the following as of the dates indicated:

(Dollars in thousands)	September 30, 2020	June 30, 2020	Inc (Dec)
Non-performing assets:
Non-accrual loans:
Single Family - Mortgage & Warehouse	$132,926	$84,030	48,896
Multifamily and Commercial Mortgage	32,848	3,425	29,423
Commercial & Industrial - Non-RE	5,580	213	5,367
Auto & Consumer	754	273	481
Total non-performing loans	172,108	87,941	84,167
Foreclosed real estate	6,114	6,114	—
Repossessed—Auto and RV	219	294	(75)
Total non-performing assets	$178,441	$94,349	$84,092
Total non-performing loans as a percentage of total loans	1.56%	0.82%	0.74%
Total non-performing assets as a percentage of total assets	1.33%	0.68%	0.65%

Total non-performing assets increased from $94.3 million at June 30, 2020 to $178.4 million at September 30, 2020. The increase in non-performing assets is primarily attributable to single family and multifamily real estate loans. Single family mortgage increased $48.9 million to $132.9 million primarily as a result of loans coming off forbearance temporarily granted due to COVID-19. The Company ended forbearance for all single family mortgage borrowers during the quarter ended September 30, 2020. The weighted average LTV of the non-performing single family mortgage loans is 59.9%. Multifamily mortgage loans increased $29.4 million to $32.8 million as a result of decline on a macroeconomic level. The weighted average LTV of the non-performing multifamily mortgage loans is 57.7%.
The Bank had no performing troubled debt restructurings at September 30, 2020 and June 30, 2020. A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent or temporary modifications of principal and interest payments or an extension of maturity dates. When a loan is delinquent and classified as a troubled debt restructuring no interest is accrued until the borrower demonstrates over time (typically six months) that it can make payments. When a loan is considered a troubled debt restructuring and is on nonaccrual, it is considered non-performing and included in the table above.
Allowance for Credit Losses - Loans
On July 1, 2020, the Company adopted ASC 326. The update replaces the historical incurred loss model to a current expected loss model, resulting generally, in earlier recognition of loss. Refer to Note 1 - Summary of Significant Accounting Policies within this Form 10-Q for the Quarterly Period ended September 30, 2020 for further detail on the accounting adoption along with detail of the processes and approaches involved in determining the allowance for credit losses under the new guidance.

The following table reflects management’s allocation of the allowance for credit losses - loans by loan category and the ratio of each loan category to total loans as of the dates indicated:

	September 30, 2020		June 30, 2020
(Dollars in thousands)	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
Single Family Real Estate	$28,307	21.3%	$25,901	34.2%
Multifamily Real Estate	12,419	9.3%	4,718	6.2%
Commercial Real Estate	49,198	37.0%	21,052	27.8%
Commercial and Industrial - Non-RE	23,295	17.5%	9,954	13.1%
Consumer and Auto	8,678	6.5%	9,461	12.5%
Other	11,018	8.3%	4,721	6.2%
Total	$132,915	100.0%	$75,807	100.0%

The provision for credit losses was $11.8 million and $2.7 million for the three months ended September 30, 2020 and September 30, 2019, respectively. The increase for the three months ended September 30, 2020 in the provision for credit losses was primarily due to additional reserves of $6.5 million on seasonal tax product loans that continue to have delays in collections due to IRS processing delays. Additional contributing factors to the provision for credit losses were loan growth, changes in macroeconomic factors impacting our loss model related to decreased consumer income and a change in the provision for credit losses methodology from the incurred loss model to a current expected credit loss model as described under “Critical Accounting Policies” and net charge-offs of $2.0 million. We believe that the lower average LTV in the Bank’s mortgage loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks. The resolution of the Bank’s existing other real estate owned and non-performing loans should not have a significant adverse impact on our operating results.
Investment Securities
Total investment securities were $204.4 million as of September 30, 2020, compared with $187.7 million at June 30, 2020. During the three months ended September 30, 2020, we purchased securities for $22.1 million, and received principal repayments of approximately $25.0 million in our available-for-sale portfolio. The remainder of the change for the available-for-sale portfolio is attributable to accretion and other activities.
Deposits
Deposits decreased a net $781.0 million, or 6.9%, to $10,555.7 million at September 30, 2020, from $11,336.7 million at June 30, 2020. Interest bearing deposits decreased $537.4 million and time deposits decreased $333.5 million as higher costing deposits were run off. Non-interest bearing deposits increased $89.8 million, or 4.6%, to $2,026,503 at September 30, 2020, from $1,936,661 at June 30, 2020.
The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	September 30, 2020		June 30, 2020
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$2,026,503	—%	$1,936,661	—%
Interest-bearing:
Demand	3,122,085	0.37%	3,456,127	0.37%
Savings	3,493,872	0.49%	3,697,188	0.78%
Total interest-bearing demand and savings	6,615,957	0.43%	7,153,315	0.58%
Time deposits:
$250 and under[2]	1,267,403	1.92%	1,584,034	2.12%
Greater than $250	645,794	1.26%	662,684	1.39%
Total time deposits	1,913,197	1.70%	2,246,718	1.91%
Total interest bearing[2]	8,529,154	0.72%	9,400,033	0.90%
Total deposits	$10,555,657	0.58%	$11,336,694	0.75%
1 Based on weighted-average stated interest rates at end of period.
2 The total interest-bearing includes brokered deposits of $954.9 million and $1,318.0 million as of September 30, 2020 and June 30, 2020, respectively, of which $431.9 million and $603.6 million, respectively, are time deposits classified as $250 and under.

The following table sets forth the number of accounts by type as of the date indicated:

	September 30, 2020	June 30, 2020	September 30, 2019
Non-interest bearing prepaid and other accounts	2,887,751	3,361,965	2,937,407
Interest-bearing checking and savings accounts	314,774	310,463	308,331
Time deposits	16,594	18,450	23,798
Total number of accounts	3,219,119	3,690,878	3,269,536

Borrowings
The following table sets forth the composition of our borrowings and the interest rates at the dates indicated:

	September 30, 2020		June 30, 2020		September 30, 2019
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB Advances	242,500	2.22%	242,500	2.22%	492,500	2.17%
Borrowings, subordinated notes and debentures	453,843	3.14%	235,789	5.18%	133,681	4.77%
Total borrowings	$696,343	2.82%	$478,289	3.68%	$626,181	2.72%

Weighted average cost of borrowings during the quarter	2.30%		1.26%		3.25%
Borrowings as a percent of total assets	5.20%		3.45%		5.30%

At September 30, 2020, total borrowings amounted to $696.3 million, up $218.1 million or 45.59%, from June 30, 2020 and up $70.2 million or 11.20% from September 30, 2019. Borrowings as a percent of total assets were 5.2%, 3.5% and 5.3% at September 30, 2020, June 30, 2020 and September 30, 2019, respectively. Weighted average cost of borrowings during the quarter were 2.30%, 1.26% and 3.25% for the quarters ended September 30, 2020, June 30, 2020 and September 30, 2019, respectively.
In September 2020, the Company completed the sale of $175.0 million aggregate principal amount of its 4.875% Fixed-to-Floating Rate Subordinated Notes due October 1, 2030 (the “Notes”). The Notes mature on October 1, 2030 and will accrue interest at a fixed rate per annum equal to 4.875%, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2021. From and including October 1, 2025, to, but excluding October 1, 2030 or the date of early redemption, the Notes will bear interest at a floating rate per annum equal to a benchmark rate (which is expected to be the Three-Month Term Secured Overnight Financing Rate) plus a spread of 476 basis points, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on January 2026. The Notes may be redeemed on or after October 1, 2025, which date may be extended at the Company’s discretion, at a redemption price equal to principal plus accrued and unpaid interest, subject to certain conditions.
We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the origination of loans and to provide us with interest rate risk protection should rates rise.
Stockholders’ Equity
Stockholders’ equity increased $6.1 million to $1,237.0 million at September 30, 2020 compared to $1,230.8 million at June 30, 2020. The increase was the result of our net income for the three months ended September 30, 2020 of $53.0 million, stock compensation expense of $1.7 million, a $1.3 million increase in other comprehensive income, net of tax, less a reduction of $0.1 million for dividends declared on preferred stock, $12.7 million for common stock repurchases and an opening day adjustment of $37.1 million for the change to ASC 326 - refer to Note 1 - Summary of Significant Accounting Policies for further detail of the adoption.
During the three months ended September 30, 2020, the Company repurchased a total of $12.7 million, or 582,249 common shares at an average price of $21.89 per share. The Company has $56.8 million remaining under the Board authorized stock repurchase program.

LIQUIDITY
Cash flow information is as follows:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2020	2019
Operating Activities	$66,291	$21,431
Investing Activities	$(316,103)	$(403,378)
Financing Activities	$(578,546)	$226,901
During the three months ended September 30, 2020, we had net cash inflows from operating activities of $66.3 million compared to inflows of $21.4 million for the three months ended September 30, 2019, primarily due to net income for each period. Net operating cash inflows and outflows fluctuate primarily due to the timing of the following: originations of loans held for sale, proceeds from loan sales, securities borrowed and loaned, and customer, broker-dealer and clearing receivables and payables.
Net cash outflows from investing activities totaled $316.1 million for the three months ended September 30, 2020, while outflows totaled $403.4 million for the three months ended September 30, 2019. The decrease in outflows was primarily due to a decrease in originations of loans and leases held for investment, partially offset by reduced proceeds from repayment of securities and increased mortgage warehouse loans activity compared to the three months ended September 30, 2019.
Net cash outflows from financing activities totaled $578.5 million for the three months ended September 30, 2020, compared to net cash inflows from financing activities of $226.9 million for the three months ended September 30, 2019. The change was primarily due to decreased deposits partially offset by the net proceeds of $172.4 million of subordinated notes in the three months ended September 30, 2020.
During the three months ended September 30, 2020, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At September 30, 2020, the Company had $3,040.9 million available immediately and $2,166.6 million available with additional collateral. At September 30, 2020, we also had two unsecured federal funds purchase lines with two different banks totaling $175.0 million, under which no borrowings were outstanding.
The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At September 30, 2020, the Bank did not have any borrowings outstanding and the amount available from this source was $1,717.0 million. The credit line is collateralized by consumer loans and mortgage-backed securities.
Axos Clearing has a total of $230.0 million uncommitted secured lines of credit available for borrowing as needed. As of September 30, 2020, there was $67.1 million outstanding. These credit facilities bear interest at rates based on the Federal Funds rate and are due upon demand.
Axos Clearing has a $50.0 million committed unsecured line of credit available for limited purpose borrowing. As of September 30, 2020, there was none outstanding. This credit facility bears interest at rates based on the Federal Funds rate and are due upon demand.
We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies for the next 12 months and beyond. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.
OFF-BALANCE SHEET COMMITMENTS
At September 30, 2020, we had commitments to originate loans with an aggregate outstanding principal balance of $667.2 million, and commitments to sell loans with an aggregate outstanding principal balance of $170.7 million. We have no commitments to purchase loans, leases, investment securities or any other unused lines of credit.
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
Litigation. On October 15, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Golden v. BofI Holding, Inc., et al, and brought in United States District

Court for the Southern District of California (the “Golden Case”). On November 3, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a second putative class action lawsuit styled Hazan v. BofI Holding, Inc., et al, and also brought in the United States District Court for the Southern District of California (the “Hazan Case”). On February 1, 2016, the Golden Case and the Hazan Case were consolidated as In re BofI Holding, Inc. Securities Litigation, Case #: 3:15-cv-02324-GPC-KSC (the “Class Action”), and the Houston Municipal Employees Pension System was appointed lead plaintiff. The plaintiffs allege that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a complaint filed in connection with a wrongful termination of employment lawsuit filed on October 13, 2015 (the “Employment Matter”) and that as a result the Company’s statements regarding its internal controls, as well as portions of its financial statements, were false and misleading. On March 21, 2018, the Court entered a final order dismissing the Class Action with prejudice. Subsequently, the plaintiff appealed, the Court overturned the dismissal and the Company filed a petition for a rehearing.
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
The United States District Court for the Southern District of California ordered the four above-referenced derivative actions pending before it to be consolidated and appointed lead counsel in the consolidated action. On June 7, 2018, the Court entered an order granting defendant’s motion for judgment on the pleadings, but giving the plaintiffs limited leave to amend by June 28, 2018. The plaintiffs failed to file an amended complaint, and instead plaintiffs filed on June 28, 2018 a motion to stay the case pending resolution of the securities class action and Employment Matter. On August 10, 2018, defendants filed an opposition to plaintiffs’ motion. On September 11, 2018, the plaintiffs filed a second amended complaint. On October 16, 2018, defendants filed a motion to dismiss the second amended complaint. On October 16, 2018, defendants filed a motion to dismiss the second amended complaint. The Court dismissed the second amended complaint with prejudice on May 23, 2019. Subsequently, the plaintiff filed a notice of appeal and opening brief and the Company filed its answering brief. Oral argument was held September 2, 2020 and the Court took the matter under advisement.
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
CAPITAL RESOURCES AND REQUIREMENTS
Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our unaudited condensed consolidated financial statements. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for our Company and Bank. Information presented for September 30, 2020, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. At September 30, 2020, our Company and Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since September 30, 2020 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Company and Bank elected the CECL 5-year transition guidance for calculating regulatory capital ratios and the September 30, 2020 ratios include this election. This guidance allows an entity to add back to capital 100% of the capital impact from the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through June 30, 2023. This cumulative amount will then be phased out of regulatory capital over the next three years.
The Company’s and Bank’s estimated capital amounts, capital ratios and capital requirements under Basel III were as follows:

	Axos Financial, Inc.		Axos Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in millions)	September 30, 2020	June 30, 2020	September 30, 2020	June 30, 2020
Regulatory Capital:
Tier 1	$1,138,102	$1,106,393	$1,122,398	$1,080,455
Common equity tier 1	$1,133,039	$1,101,330	$1,122,398	$1,080,455
Total capital (to risk-weighted assets)	$1,470,926	$1,240,923	$1,205,726	$1,156,401

Assets:
Average adjusted	$13,359,386	$12,333,030	$12,532,953	$11,679,819
Total risk-weighted	$10,223,614	$9,817,374	$9,608,335	$9,160,365

Regulatory Capital Ratios:
Tier 1 leverage (core) capital to adjusted average assets	8.52%	8.97%	8.83%	9.25%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	11.08%	11.22%	11.52%	11.79%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	11.13%	11.27%	11.52%	11.79%	8.00%	6.00%
Total capital (to risk-weighted assets)	14.39%	12.64%	12.55%	12.62%	10.00%	8.00%
Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At September 30, 2020, our Company and Bank are in compliance with the capital conservation buffer requirement, which sets the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums to 7.0%, 8.5% and 10.5%, respectively.
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
The net capital position of Axos Clearing were as follows:

(Dollars in thousands)	September 30, 2020	June 30, 2020
Net capital	$34,322	$34,022
Excess Capital	$28,830	$29,450

Net capital as a percentage of aggregate debit items	12.50%	14.88%
Net capital in excess of 5% aggregate debit items	$20,590	$22,593
Axos Clearing as a clearing broker, is subject to SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the benefit of customers. At September 30, 2020, the Company had a deposit requirement of $207.0 million and maintained a deposit of $203.4 million. On October 1, 2020, the company made a deposit of $5.9 million.
Certain broker-dealers have chosen to maintain brokerage customer accounts at Axos Clearing. To allow these broker-dealers to classify their assets held by the Company as allowable assets in their computation of net capital, the Company computes a separate reserve requirement for Proprietary Accounts of Brokers (PAB). At September 30, 2020, the Company had a deposit requirement of $10.8 million and maintained a deposit of $11.1 million. On October 1, 2020, the Company made a deposit in the amount of $0.2 million.
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

Banking Business
The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at September 30, 2020 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	September 30, 2020
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$891,770	$—	$—	$—	$891,770
Securities[1]	213,627	1,311	8,674	11,055	234,667
Stock of the regulatory agencies	17,250	—	—	—	17,250
Loans and leases—net of allowance for credit loss	4,607,192	2,106,877	3,122,932	1,042,242	10,879,243
Loans held for sale	104,183	—	—	—	104,183
Total interest-earning assets	5,834,022	2,108,188	3,131,606	1,053,297	12,127,113
Non-interest earning assets	—	—	—	—	298,950
Total assets	$5,834,022	$2,108,188	$3,131,606	$1,053,297	$12,426,063
Interest-bearing liabilities:
Interest-bearing deposits	$1,135,031	$6,804,631	$721,964	$48,484	$8,710,110
Advances from the FHLB	70,000	15,000	97,500	60,000	242,500
Borrowings, subordinated notes and debentures	260,810	—	—	14,001	274,811
Total interest-bearing liabilities	1,465,841	6,819,631	819,464	122,485	9,227,421
Other non-interest-bearing liabilities	—	—	—	—	2,049,114
Stockholders’ equity	—	—	—	—	1,149,528
Total liabilities and equity	$1,465,841	$6,819,631	$819,464	$122,485	$12,426,063
Net interest rate sensitivity gap	$4,368,181	$(4,711,443)	$2,312,142	$930,812	$2,899,692
Cumulative gap	$4,368,181	$(343,262)	$1,968,880	$2,899,692	$2,899,692
Net interest rate sensitivity gap—as a % of total interest earning assets	36.02%	(38.85)%	19.07%	7.68%	23.91%
Cumulative gap—as % of total interest earning assets	36.02%	(2.83)%	16.24%	23.91%	23.91%
1    Comprised of agency and non-agency mortgage-backed securities, municipal securities and other non-agency debt securities, which are classified as available-for-sale.
The above table provides an approximation of the projected re-pricing of assets and liabilities at September 30, 2020 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are based on historical experience. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience. Actual repayments of these instruments could vary substantially if future experience differs from our historic experience.
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

The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the future 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Bank assumes no growth in the balance sheet other than for retained earnings:

	As of September 30, 2020
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$514,976	8.6%	$468,724	4.4%
Base	$474,128	—%	$449,109	—%
Down 100 basis points	$471,333	(0.6)%	$456,018	1.5%
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
The following table indicates the sensitivity of market value of equity to the interest rate movement described above:

	As of September 30, 2020
(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$1,178,483	(8.0)%	9.6%
Up 200 basis points	$1,247,044	(2.7)%	10.0%
Up 100 basis points	$1,282,114	—%	10.1%
Base	$1,281,632	—%	9.9%
Down 100 basis points	$1,151,517	(10.2)%	8.9%
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
At September 30, 2020, Axos Clearing held municipal obligations, these positions were classified as trading securities and had maturities greater than 10 years.
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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
For quantitative and qualitative disclosures regarding market risks in our portfolio, see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4.CONTROLS AND PROCEDURES
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
Beginning July 1, 2020, the Company adopted ASC 326. As a result, the Company made changes to and incorporated new policies, processes and controls over the estimation of the allowance for credit losses. These changes were not undertaken in response to any identified deficiency in the Company’s internal control over financial reporting. There have been no other changes in the Company’s internal control.
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

ITEM 1.LEGAL PROCEEDINGS
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

ITEM 1A.RISK FACTORS
We face a variety of risks that are inherent in our business and our industry. These risks are described in more detail under Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2020. We encourage you to read these factors in their entirety. Moreover, other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth our market repurchases of Axos common stock and the Axos common shares retained in connection with net settlement of restricted stock awards during the quarter ended September 30, 2020.

(Dollars in thousands, except per share data)	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases[1]
Quarter Ended September 30, 2020
July 1, 2020 to July 31, 2020	184,159	$19.80	184,159	$65,875
August 1, 2020 to August 31, 2020	5,200	$22.03	5,200	$65,760
September 1, 2020 to September 30, 2020	392,890	$22.86	392,890	$56,778
For the Three Months Ended September 30, 2020	582,249	$21.89	582,249	$56,778

Stock Retained in Net Settlement[2]
July 1, 2020 to July 31, 2020	30,204
August 1, 2020 to August 31, 2020	53,139
September 1, 2020 to September 30, 2020	30,991
For the Three Months Ended September 30, 2020	114,334
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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION

    None.

ITEM 6.EXHIBITS

Exhibit Number	Description	Incorporated By Reference to

4.1	Indenture, dated as of March 3, 2016, between Axos Financial, Inc. and U.S. Bank National Association, as trustee	Exhibit 4.1 to the Current Report on 8-K filed on September 18, 2020.

4.2	Second Supplemental Indenture, dated as of September 18, 2020, between Axos Financial, Inc. and U.S. Bank National Association, as trustee	Exhibit 4.2 to the Current Report on 8-K filed on September 18, 2020.

4.3	Form of Global Note to represent the 4.875% Fixed-to-Floating Rate Subordinated Notes due 2030 of Axos Financial, Inc.	Exhibit 4.3 to the Current Report on 8-K filed on September 18, 2020.

10.1	Description of Amendment to Employment Letter between Raymond Matsumoto and Axos Financial, Inc.	Filed herewith.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Definition Document	Filed herewith.

101.INS	XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Axos Financial, Inc.

Dated:	October 29, 2020	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	October 29, 2020	By:	/s/ Andrew J. Micheletti
Andrew J. Micheletti Executive Vice President and Chief Financial Officer (Principal Financial Officer)