Form 10-Q
period 2020-12-31
Axos Financial, Inc.
filed 2021-01-28
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended December 31, 2020

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock on the last practicable date: 59,077,145 shares of common stock, $0.01 par value per share, as of January 22, 2021.

AXOS FINANCIAL, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except par and stated value)	December 31, 2020	June 30, 2020
ASSETS
Cash and cash equivalents	$1,129,898	$1,756,477
Cash segregated for regulatory purposes	313,297	194,042
Total cash, cash equivalents, and cash segregated	1,443,195	1,950,519
Securities:
Trading	362	105
Available-for-sale	209,828	187,627
Stock of regulatory agencies	20,612	20,610
Loans held for sale, carried at fair value	64,287	51,995
Loans held for sale, lower of cost or fair value	13,769	44,565
Loans and leases—net of allowance for credit losses of $136.4 million as of December 31, 2020 and $75.8 million as of June 30, 2020	11,609,584	10,631,349
Mortgage servicing rights, carried at fair value	14,314	10,675
Other real estate owned and repossessed vehicles	6,296	6,408
Goodwill and other intangible assets—net	120,644	125,389
Securities borrowed	317,571	222,368
Customer, broker-dealer and clearing receivables	264,572	220,266
Other assets	308,233	380,024
TOTAL ASSETS	$14,393,267	$13,851,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$2,201,932	$1,936,661
Interest bearing	9,261,204	9,400,033
Total deposits	11,463,136	11,336,694
Advances from the Federal Home Loan Bank	182,500	242,500
Borrowings, subordinated notes and debentures	418,480	235,789
Securities loaned	362,170	255,945
Customer, broker-dealer and clearing payables	475,473	347,614
Accounts payable and accrued liabilities and other liabilities	204,026	202,512
Total liabilities	13,105,785	12,621,054
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.01 par value; 1,000,000 shares authorized:
Series A—$10,000 stated value and liquidation preference per share; 0 shares issued and outstanding as of December 31, 2020 and 515 shares issued and outstanding as of June 30, 2020	—	5,063
Common stock—$0.01 par value; 150,000,000 shares authorized; 67,668,664 shares issued and 59,072,822 shares outstanding as of December 31, 2020; 67,323,053 shares issued and 59,612,635 shares outstanding as of June 30, 2020	677	673
Additional paid-in capital	420,895	411,873
Accumulated other comprehensive income (loss)—net of tax	1,251	(937)
Retained earnings	1,079,828	1,009,299
Treasury stock, at cost; 8,595,842 shares as of December 31, 2020 and 7,710,418 shares as of June 30, 2020	(215,169)	(195,125)
Total stockholders’ equity	1,287,482	1,230,846
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,393,267	$13,851,900

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except earnings per common share)	2020	2019	2020	2019
INTEREST AND DIVIDEND INCOME:
Loans and leases, including fees	$147,085	$136,602	$288,509	$270,489
Securities borrowed and customer receivables	4,666	3,865	9,743	9,207
Investments	3,628	6,821	7,016	13,937
Total interest and dividend income	155,379	147,288	305,268	293,633
INTEREST EXPENSE:
Deposits	16,095	32,914	35,649	71,720
Advances from the Federal Home Loan Bank	1,326	4,495	2,698	6,259
Securities loaned	255	163	379	449
Other borrowings	3,611	1,296	5,123	3,482
Total interest expense	21,287	38,868	43,849	81,910
Net interest income	134,092	108,420	261,419	211,723
Provision for credit losses	8,000	4,500	19,800	7,200
Net interest income, after provision for credit losses	126,092	103,920	241,619	204,523
NON-INTEREST INCOME:
Prepayment penalty fee income	1,579	2,006	2,947	3,418
Gain on sale – other	156	1,924	490	5,746
Mortgage banking income	10,651	2,224	30,218	5,018
Broker-dealer fee income	6,287	5,555	11,989	11,211
Banking and service fees	10,045	9,498	18,929	17,350
Total non-interest income	28,718	21,207	64,573	42,743
NON-INTEREST EXPENSE:
Salaries and related costs	38,199	33,958	76,822	70,675
Data processing	9,673	7,410	17,601	15,221
Depreciation and amortization	5,862	6,040	12,048	11,264
Advertising and promotional	3,783	4,043	6,339	7,833
Professional services	5,629	3,112	11,628	4,701
Occupancy and equipment	3,132	3,122	6,143	5,960
FDIC and regulatory fees	2,601	939	5,293	1,130
Broker-dealer clearing charges	2,451	1,860	4,708	3,868
General and administrative expense	4,967	6,481	11,261	11,780
Total non-interest expense	76,297	66,965	151,843	132,432
INCOME BEFORE INCOME TAXES	78,513	58,162	154,349	114,834
INCOME TAXES	23,728	16,867	46,542	32,753
NET INCOME	$54,785	$41,295	$107,807	$82,081
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$54,672	$41,217	$107,617	$81,926
COMPREHENSIVE INCOME	$55,691	$40,515	$109,995	$81,818
Basic earnings per common share	$0.93	$0.67	$1.82	$1.34
Diluted earnings per common share	$0.91	$0.67	$1.79	$1.32
See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2020	2019	2020	2019
NET INCOME	$54,785	$41,295	$107,807	$82,081
Net unrealized gain (loss) from available-for-sale securities, net of tax expense (benefit) of $437 and $(327) for the three and $940 and $(110) for the six months ended December 31, 2020 and 2019, respectively.	906	(780)	2,188	(263)
Other comprehensive income (loss)	906	(780)	2,188	(263)
Comprehensive income	$55,691	$40,515	$109,995	$81,818

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended December 31, 2020
	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—September 30, 2020	515	$5,063	67,622,935	(8,407,001)	59,215,934	$676	$416,285	$1,025,156	$345	$(210,560)	$1,236,965
Net income	—	—	—	—	—	—	—	54,785	—	—	54,785
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	906	—	906
Cash dividends on preferred stock	—	—	—	—	—	—	—	(26)	—	—	(26)
Preferred stock - Series A redemption	(515)	(5,063)	—	—	—	—	—	(87)	—	—	(5,150)
Purchase of treasury stock	—	—	—	(171,348)	(171,348)	—	—	—	—	(4,015)	(4,015)
Stock-based compensation expense and restricted stock unit vesting	—	—	45,729	(17,493)	28,236	1	4,610	—	—	(594)	4,017
BALANCE—December 31, 2020	—	$—	67,668,664	(8,595,842)	59,072,822	$677	$420,895	$1,079,828	$1,251	$(215,169)	$1,287,482

	For the Six Months Ended December 31, 2020
	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2020	515	$5,063	67,323,053	(7,710,418)	59,612,635	$673	$411,873	$1,009,299	$(937)	$(195,125)	$1,230,846
Cumulative effect of change in accounting principle net of tax, adoption of ASU No. 2016-13	—	—	—	—	—	—	—	(37,088)	—	—	(37,088)
Net income	—	—	—	—	—	—	—	107,807	—	—	107,807
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	2,188	—	2,188
Cash dividends on preferred stock	—	—	—	—	—	—	—	(103)	—	—	(103)
Preferred stock - Series A redemption	(515)	(5,063)	—	—	—	—	—	(87)	—	—	(5,150)
Purchase of treasury stock	—	—	—	(753,597)	(753,597)	—	—	—	—	(16,757)	(16,757)
Stock-based compensation expense and restricted stock unit vesting	—	—	345,611	(131,827)	213,784	4	9,022	—	—	(3,287)	5,739
BALANCE—December 31, 2020	—	$—	67,668,664	(8,595,842)	59,072,822	$677	$420,895	$1,079,828	$1,251	$(215,169)	$1,287,482

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

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
(Dollars in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$107,807	$82,081
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion and amortization on securities, net	(13)	483
Net accretion of discounts on loans and leases	(2,684)	(606)
Amortization of borrowing costs	284	104
Amortization of operating lease right of use asset	5,310	5,235
Stock-based compensation expense	9,026	9,864
Provision for credit losses	19,800	7,200
Deferred income taxes	(8,354)	(1,414)
Origination of loans held for sale	(931,065)	(994,004)
Unrealized (gain) loss on loans held for sale	104	23
Gain on sales of loans held for sale	(30,708)	(10,764)
Proceeds from sale of loans held for sale	949,009	999,908
Amortization and change in fair value of mortgage servicing rights	4,045	1,272
(Gain) loss on sale of other real estate and foreclosed assets	(38)	(71)
Depreciation and amortization	12,048	11,264
Net changes in assets and liabilities which provide (use) cash:
Securities borrowed	(95,203)	(23,408)
Customer, broker-dealer and clearing receivables	(44,306)	(41,187)
Other assets	60,576	29,481
Securities loaned	106,225	7,843
Customer, broker-dealer and clearing payables	127,859	67,065
Accounts payable and other liabilities	(5,305)	(21,715)
Net cash provided by (used in) operating activities	284,417	128,654
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(57,725)	(139,490)
Proceeds from repayment of securities	56,147	157,703
Purchase of stock of regulatory agencies	(2)	(27,532)
Proceeds from redemption of stock of regulatory agencies	—	27,532
Origination of loans and leases held for investment	(2,530,229)	(2,766,687)
Proceeds from sale of loans and leases held for investment	15,711	14,587
Mortgage warehouse loans activity, net	(710,561)	(130,231)
Proceeds from sales of other real estate owned and repossessed assets	584	412
Purchases of loans and leases, net of discounts and premiums	(1,471)	—
Principal repayments on loans and leases	2,218,068	2,090,614
Purchases of furniture, equipment, software and intangibles	(5,815)	(6,064)
Net cash used in investing activities	(1,015,293)	(779,156)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	126,442	1,131,166
Proceeds from the Federal Home Loan Bank term advances	—	60,000
Payments of the Federal Home Loan Bank term advances	(55,000)	(30,000)
Net (repayment) proceeds of Federal Home Loan Bank other advances	(5,000)	(231,000)
Net proceeds (repayments) of other borrowings	10,155	(106,800)
Tax payments related to settlement of restricted stock units	(3,287)	(3,825)
Redemption of preferred stock, Series A	(5,150)	—
Repurchase of treasury stock	(16,757)	—
Cash dividends paid on preferred stock	(103)	(232)
Payment of debt issuance costs	(2,748)	—
Proceeds from issuance of subordinated notes	175,000	—
Net cash provided by financing activities	223,552	819,309
NET CHANGE IN CASH AND CASH EQUIVALENTS	(507,324)	168,807
CASH AND CASH EQUIVALENTS—Beginning of year	$1,950,519	$857,368
CASH AND CASH EQUIVALENTS—End of period	$1,443,195	$1,026,175

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$41,194	$81,728
Income taxes paid	$50,574	$27,671
Transfers to other real estate and repossessed vehicles	$528	$446
Transfers from loans and leases held for investment to loans held for sale	$8,680	$40,025
Transfers from loans held for sale to loans held for investment	$27,739	$—
Loans and leases held for investment sold, cash not received	$—	$28,742
Operating lease liabilities for obtaining right of use assets	$—	$79,746
Impact of adoption of ASU No. 2016-13 on retained earnings	$37,088	$—
See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2020 AND 2019
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
The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the six months ended December 31, 2020 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2020 included in our Annual Report on Form 10-K.

As a result of the change from adopting Accounting Standard Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments” and all subsequent amendments that modified ASU 2016-13 (collectively, “ASC 326”) on July 1, 2020, the Company updated categorization of the loan portfolio. For comparability purposes, certain reclassifications have been made to the presentation of loan categories as of June 30, 2020 and as of and for the six months then ended December 31, 2019 to conform with current presentation adopted under ASC 326. The Company reclassified its loan categories to align with the segments adopted for the measurement of credit losses under ASC 326. The reclassification had no impact on the total loan balances or the allowance for credit losses - loans.

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
The Company’s process for determining expected life-time credit losses entails a loan-level, model-based approach and requires consideration of a broad range of relevant information relating to historical loss experience, current economic conditions as well as reasonable and supportable forecasts.
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
Accrued Interest. Accrued interest receivable is excluded from amortized cost and is presented separately in “Other Assets” on the unaudited Condensed Consolidated Balance Sheets. Additionally, the Company does not estimate an allowance for credit losses on accrued interest receivable as the Company has a policy to charge off accrued interest deemed uncollectible in a timely manner. When a loan is placed on non-accrual status, which occurs when a borrower becomes delinquent by 90 days, interest previously accrued, but not collected, is reversed against current period interest income.
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
The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and June 30, 2020. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	December 31, 2020
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Municipal	$—	$362	$—	$362
Securities—Available-for-Sale:
Agency Debt[1]	$—	$1,799	$—	$1,799
Agency RMBS[1]	—	16,975	—	16,975
Non-Agency RMBS[2]	—	—	17,135	17,135
Municipal	—	3,514	—	3,514
Asset-backed securities and structured notes	—	170,405	—	170,405
Total—Securities—Available-for-Sale	$—	$192,693	$17,135	$209,828
Loans Held for Sale	$—	$64,287	$—	$64,287
Mortgage servicing rights	$—	$—	$14,314	$14,314
Other assets—Derivative instruments	$—	$—	$10,263	$10,263
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$2,284	$2,284

	June 30, 2020
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Municipal	$—	$105	$—	$105
Securities—Available-for-Sale:
Agency Debt[1]	$—	$1,799	$—	$1,799
Agency RMBS[1]	—	16,826	—	16,826
Non-Agency RMBS[2]	—	—	18,332	18,332
Municipal	—	10,400	—	10,400
Asset-backed securities and structured notes	—	140,270	—	140,270
Total—Securities—Available-for-Sale	$—	$169,295	$18,332	$187,627
Loans Held for Sale	$—	$51,995	$—	$51,995
Mortgage servicing rights	$—	$—	$10,675	$10,675
Other assets—Derivative instruments	$—	$—	$9,131	$9,131
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$1,715	$1,715
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

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	December 31, 2020
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total
Opening balance	$17,612	$12,130	$12,999	$42,741
Included in earnings—Mortgage banking income	—	(2,250)	(5,020)	(7,270)
Included in other comprehensive income	15	—	—	15
Purchases, originations, issues, sales and settlements:
Purchases/originations	—	4,434	—	4,434
Settlements	(492)	—	—	(492)
Closing balance	$17,135	$14,314	$7,979	$39,428

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(2,250)	$(5,020)	$(7,270)

	For the Six Months Ended
	December 31, 2020
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total
Opening Balance	$18,332	$10,675	$7,416	$36,423
Included in earnings—Mortgage banking income	—	(4,045)	563	(3,482)
Included in other comprehensive income	(307)	—	—	(307)
Purchases, originations, issues, sales and settlements:
Purchases/originations	—	7,684	—	7,684
Settlements	(890)	—	—	(890)
Closing balance	$17,135	$14,314	$7,979	$39,428

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(4,045)	$563	$(3,482)

	For the Three Months Ended
	December 31, 2019
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening balance	$13,132	$10,632	$1,727	$25,491
Included in earnings—Mortgage banking income	—	(589)	(710)	(1,299)
Included in other comprehensive income	151	—	—	151
Purchases, originations, issues, sales and settlements:
Purchases/originations	—	1,219	—	1,219
Settlements	(496)	—	—	(496)
Closing balance	$12,787	$11,262	$1,017	$25,066

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(589)	$(710)	$(1,299)

	For the Six Months Ended
	December 31, 2019
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening Balance	$13,025	$9,784	$1,246	$24,055
Total gains or losses for the period:
Included in earnings—Mortgage banking income	—	(1,272)	(229)	(1,501)
Included in other comprehensive income	840	—	—	840
Purchases, originations, issues, sales and settlements:
Purchases/originations	—	2,750	—	2,750
Settlements	(1,078)	—	—	(1,078)
Closing balance	$12,787	$11,262	$1,017	$25,066

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(1,272)	$(229)	$(1,501)

The table below summarizes the quantitative information about level 3 fair value measurements as of the dates indicated:

	December 31, 2020
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Non-agency RMBS	$17,135	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	2.5 to 24.6% (10.5%) 1.5 to 6.3% (1.7%) 40.0 to 100.0% (76.7%) 2.8 to 7.4% (4.4%)
Mortgage Servicing Rights	$14,314	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	6.7 to 72.2% (12.3%) 0.7 to 7.4 (6.1) 9.5 to 14.0% (9.7%)
Derivative Instruments	$7,979	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.2 to 0.4% (0.3%)

	June 30, 2020
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Non-agency RMBS	$18,332	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	2.5 to 47.9% (26.1%) 0.5 to 4.5% (2.0%) 35.0 to 68.4% (50.1%) 2.9 to 9.4% (5.0%)
Mortgage Servicing Rights	$10,675	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	4.7 to 39.6% (11.4%) 1.6 to 7.7 (6.2) 9.5 to 14.0% (9.8%)
Derivative Instruments	$7,416	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	(0.3) to 0.8% (0.2%)

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
The table below summarizes assets measured for impairment on a non-recurring basis:

	December 31, 2020
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$6,114	$6,114
Autos and RVs	—	—	182	182
Total	$—	$—	$6,296	$6,296

	June 30, 2020
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$6,114	$6,114
Autos and RVs	—	—	294	294
Total	$—	$—	$6,408	$6,408
Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $6,296 after charge-offs of $0 for the six months ended December 31, 2020.
The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due nor on nonaccrual as of December 31, 2020 and June 30, 2020.
As of December 31, 2020 and June 30, 2020, the aggregate fair value of loans held for sale, carried at fair value, contractual balance (including accrued interest), and unrealized gain was as follows:

(Dollars in thousands)	December 31, 2020	June 30, 2020
Aggregate fair value	$64,287	$51,995
Contractual balance	62,093	49,700
Unrealized gain	$2,194	$2,295

The total amount of gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2020	2019	2020	2019
Interest income	$420	$291	$802	$596
Change in fair value	(6,425)	(728)	459	(252)
Total	$(6,005)	$(437)	$1,261	$344

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	December 31, 2020
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Other real estate owned and foreclosed assets:
Single family real estate	$6,114	Sales comparison approach	Adjustment for differences between the comparable sales	0.1 to 0.1% (0.1%)
Autos and RVs	$182	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 to 0.0% (0.0%)

	June 30, 2020
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Other real estate owned and foreclosed assets:
Single family real estate	$6,114	Sales comparison approach	Adjustment for differences between the comparable sales	18.7 to 18.7% (18.7%)
Autos and RVs	$294	Sales comparison approach	Adjustment for differences between the comparable sales	(24.6) to 44.2% (2.8%)
1 For other real estate owned and foreclosed assets the ranges shown may vary positively or negatively based on the comparable sales reported in the current appraisal. In certain instances, the range can be significant due to small sample sizes and in some cases the property being valued having limited comparable sales with similar characteristics at the time the current appraisal is conducted.

Fair value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments at December 31, 2020 and June 30, 2020 were as follows:

	December 31, 2020
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$1,443,195	$1,443,195	$—	$—	$1,443,195
Securities — trading	362	—	362	—	362
Securities — available-for-sale	209,828	—	192,693	17,135	209,828
Loans held for sale, at fair value	64,287	—	64,287	—	64,287
Loans held for sale, at lower of cost or fair value	13,769	—	—	13,815	13,815
Loans and leases held for investment—net	11,609,584	—	—	12,151,576	12,151,576
Securities borrowed	317,571	—	—	317,666	317,666
Customer, broker-dealer and clearing receivables	264,572	—	—	264,678	264,678
Mortgage servicing rights	14,314	—	—	14,314	14,314
Financial liabilities:
Total deposits	11,463,136	—	11,103,293	—	11,103,293
Advances from the Federal Home Loan Bank	182,500	—	192,082	—	192,082
Borrowings, subordinated notes and debentures	418,480	—	414,350	—	414,350
Securities loaned	362,170	—	—	363,365	363,365
Customer, broker-dealer and clearing payables	475,473	—	—	475,473	475,473

	June 30, 2020
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$1,950,519	$1,950,519	$—	$—	$1,950,519
Securities — trading	105	—	105	—	105
Securities — available-for-sale	187,627	—	169,295	18,332	187,627
Loans held for sale, at fair value	51,995	—	51,995	—	51,995
Loans held for sale, at lower of cost or fair value	44,565	—	—	44,625	44,625
Loans and leases held for investment—net	10,631,349	—	—	11,138,255	11,138,255
Securities borrowed	222,368	—	—	222,613	222,613
Customer, broker-dealer and clearing receivables	220,266	—	—	220,464	220,464
Mortgage servicing rights	10,675	—	—	10,675	10,675
Financial liabilities:
Total deposits	11,336,694	—	11,088,447	—	11,088,447
Advances from the Federal Home Loan Bank	242,500	—	254,114	—	254,114
Borrowings, subordinated notes and debentures	235,789	—	234,445	—	234,445
Securities loaned	255,945	—	—	256,790	256,790
Customer, broker-dealer and clearing payables	347,614	—	—	347,614	347,614

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
3.     SECURITIES
The amortized cost, carrying amount and fair value for the trading and available-for-sale securities at December 31, 2020 and June 30, 2020 were:

	December 31, 2020
	Trading	Available-for-sale
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$16,424	$552	$(1)	$16,975
Non-agency[2]	—	17,289	821	(975)	17,135
Total mortgage-backed securities	—	33,713	1,373	(976)	34,110
Non-RMBS:
U.S. agencies[1]	—	1,800	—	(1)	1,799
Municipal	362	3,405	109	—	3,514
Asset-backed securities and structured notes	—	168,215	2,190	—	170,405
Total Non-RMBS	362	173,420	2,299	(1)	175,718
Total debt securities	$362	$207,133	$3,672	$(977)	$209,828

	June 30, 2020
	Trading	Available-for-sale
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$16,192	$634	$—	$16,826
Non-agency[2]	—	18,180	1,024	(872)	18,332
Total mortgage-backed securities	—	34,372	1,658	(872)	35,158
Non-RMBS:
U.S. agencies[1]	—	1,799	—	—	1,799
Municipal	105	10,550	44	(194)	10,400
Asset-backed securities and structured notes	—	141,338	1	(1,069)	140,270
Total Non-RMBS	105	153,687	45	(1,263)	152,469
Total debt securities	$105	$188,059	$1,703	$(2,135)	$187,627
1Includes securities guaranteed by Ginnie Mae, a U.S. government agency, and the government sponsored enterprises Fannie Mae and Freddie Mac.
2Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by Alt-A or pay-option ARM mortgages.

The Company’s non-agency RMBS available-for-sale portfolio with a total fair value of $17,135 at December 31, 2020 consists of 15 different issues of super senior securities.
The face amounts of debt securities available-for-sale that were pledged to secure borrowings at December 31, 2020 and June 30, 2020 were $3.4 million and $3.5 million, respectively.

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	December 31, 2020
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$537	$(1)	$—	$—	$537	$(1)
Non-agency	—	—	6,317	(975)	6,317	(975)
Total RMBS securities	537	(1)	6,317	(975)	6,854	(976)
Non-RMBS:
U.S. agencies	1,799	(1)	—	—	1,799	(1)
Total Non-RMBS	1,799	(1)	—	—	1,799	(1)
Total debt securities	$2,336	$(2)	$6,317	$(975)	$8,653	$(977)

	June 30, 2020
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$85	$—	$—	$—	$85	$—
Non-agency	—	—	6,978	(872)	6,978	(872)
Total RMBS securities	85	—	6,978	(872)	7,063	(872)
Non-RMBS:
Municipal debt	—	—	2,002	(194)	2,002	(194)
Asset-backed securities and structured notes	139,883	(1,069)	—	—	139,883	(1,069)
Total Non-RMBS	139,883	(1,069)	2,002	(194)	141,885	(1,263)
Total debt securities	$139,968	$(1,069)	$8,980	$(1,066)	$148,948	$(2,135)
On December 31, 2020, there were eight securities that were in a continuous loss position for a period of more than 12 months, and three securities that were in a continuous loss position for a period of less than 12 months. At June 30, 2020, there were ten securities that were in a continuous loss position for a period of more than 12 months, and four securities that were in a continuous loss position for a period of less than 12 months.

At December 31, 2020, one non-agency RMBS with a total carrying amount of $2.7 million was determined to have cumulative credit losses of $0.8 million of which none was recognized in earnings during the three months ended December 31, 2020. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates at the individual security level whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses, if any, are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale investment security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
During the three months ended December 31, 2019, the company sold no available-for-sale securities. During the three months ended December 31, 2020, the company sold no available-for-sale securities.

The Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

(Dollars in thousands)	December 31, 2020	June 30, 2020
Available-for-sale debt securities—net unrealized gains (losses)	$2,695	$(432)
Available-for-sale debt securities—non-credit related losses	(845)	(845)
Subtotal	1,850	(1,277)
Tax benefit (expense)	(599)	340
Net unrealized gain (loss) on investment securities in accumulated other comprehensive income (loss)	$1,251	$(937)

4.    LOANS & ALLOWANCE FOR CREDIT LOSSES
The following table(s) sets forth the composition of the loan portfolio as of the dates indicated:

(Dollars in thousands)	December 31, 2020	June 30, 2020
Single Family - Mortgage & Warehouse	$5,252,810	$4,722,304
Multifamily and Commercial Mortgage	2,363,024	2,263,054
Commercial Real Estate	2,720,922	2,297,920
Commercial & Industrial - Non-RE	933,081	885,320
Auto & Consumer	327,340	341,365
Other	151,496	193,479
Total gross loans and leases	11,748,673	10,703,442
Allowance for credit losses - loans	(136,393)	(75,807)
Unaccreted premiums (discounts) and loan and lease fees	(2,696)	3,714
Total net loans and leases	$11,609,584	$10,631,349

The following tables summarize activity in the allowance for credit losses - loans by portfolio classes for the periods indicated.

	For the Three Months Ended December 31, 2020
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at October 1, 2020	$28,307	$12,419	$49,198	$23,295	$8,678	$11,018	$132,915
Provision for credit losses - loans	5,271	470	7,517	(1,546)	(214)	(3,498)	8,000
Charge-offs	(870)	—	—	(2,620)	(1,220)	—	(4,710)
Recoveries	19	—	—	—	169	—	188
Balance at December 31, 2020	$32,727	$12,889	$56,715	$19,129	$7,413	$7,520	$136,393

	For the Three Months Ended December 31, 2019
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at October 1, 2019	$21,712	$4,005	$12,462	$14,402	$6,585	$61	$59,227
Provision for credit losses - loans	23	(78)	229	(2,276)	1,570	5,032	4,500
Charge-offs	(145)	—	—	—	(1,109)	(4,132)	(5,386)
Recoveries	71	119	—	—	122	861	1,173
Balance at December 31, 2019	$21,661	$4,046	$12,691	$12,126	$7,168	$1,822	$59,514

	For the Six Months Ended December 31, 2020
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at July 1, 2020	$25,901	$4,718	$21,052	$9,954	$9,461	$4,721	$75,807
Effect of Adoption of ASC 326	6,318	7,408	25,893	7,042	610	29	47,300
Provision for credit losses - loans	2,832	763	9,770	4,966	(1,301)	2,770	19,800
Charge-offs	(2,359)	—	—	(2,833)	(1,956)	—	(7,148)
Recoveries	35	—	—	—	599	—	634
Balance at December 31, 2020	$32,727	$12,889	$56,715	$19,129	$7,413	$7,520	$136,393

	For the Six Months Ended December 31, 2019
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at July 1, 2019	$22,290	$3,807	$14,632	$9,544	$6,339	$473	$57,085
Provision for credit losses - loans	(656)	120	(1,941)	2,582	2,751	4,344	7,200
Charge-offs	(151)	—	—	—	(2,130)	(4,182)	(6,463)
Recoveries	178	119	—	—	208	1,187	1,692
Balance at December 31, 2019	$21,661	$4,046	$12,691	$12,126	$7,168	$1,822	$59,514

Credit Quality Disclosures. Nonaccrual loans consisted of the following as of the dates indicated:

	As of December 31, 2020
(Dollars in thousands)	With Allowance	With No Allowance	Total
Single Family - Mortgage & Warehouse	$68,789	$48,400	$117,189
Multifamily and Commercial Mortgage	25,487	6,643	32,130
Commercial Real Estate	16,631	—	16,631
Commercial & Industrial - Non-RE	2,960	—	2,960
Auto & Consumer	238	116	354
Total nonaccrual loans	$114,105	$55,159	$169,264
Nonaccrual loans to total loans			1.44%

Approximately 0.50% of our nonaccrual loans at December 31, 2020 were considered TDRs, compared to 0.34% at June 30, 2020. Borrowers that make timely payments after TDRs are considered non-performing for at least six months. Generally, after six months of timely payments, those TDRs are reclassified from the nonaccrual loan category to the performing loan category and any previously deferred interest income is recognized. Approximately 69.23% of the Bank’s nonaccrual loans are single family first mortgages, repaid and written down to 89.15% in aggregate, of the original loan value of the underlying properties.

No interest income was recognized in the three and six months ended December 31, 2020 on nonaccrual loans.
The following tables present the outstanding unpaid balance of loans that are performing and nonaccrual by portfolio class:

	December 31, 2020
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Performing	$5,135,621	$2,330,894	$2,704,291	$930,121	$326,986	$151,496	$11,579,409
Nonaccrual	117,189	32,130	16,631	2,960	354	—	169,264
Total	$5,252,810	$2,363,024	$2,720,922	$933,081	$327,340	$151,496	$11,748,673

	June 30, 2020
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Performing	$4,638,274	$2,259,629	$2,297,920	$885,107	$341,092	$193,479	$10,615,501
Nonaccrual	84,030	3,425	—	213	273	—	87,941
Total	$4,722,304	$2,263,054	$2,297,920	$885,320	$341,365	$193,479	$10,703,442

From time to time, the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires. The Company had no TDRs classified as performing loans at December 31, 2020 or June 30, 2020. Under guidelines set forth in the CARES Act, the Company had provided borrowers the ability to delay payments and not consider them to be TDRs. Starting at September 30, 2020, the Company no longer allowed delayed payments and no loans existed at September 30, 2020 or December 31, 2020 that were in a forbearance status.

Credit Quality Indicators
The amortized cost basis by fiscal year of origination and credit quality indicator of the Company’s loan and leases as of December 31, 2020 was as follows:

	Loans Held for Investment Origination Year						Revolving Loans	Revolving Loans Converted to Loans HFI	Revolving Loans Converted to Term Loans	Total
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior
Single Family-Mortgage & Warehouse
Pass	$539,284	$952,830	$660,507	$575,594	$444,502	$710,004	$1,165,124	$—	$—	$5,047,845
Special Mention	285	12,131	8,781	15,512	8,170	10,857	19,755	—	—	75,491
Substandard	—	5,203	24,645	26,206	12,960	60,460	—	—	—	129,474
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	539,569	970,164	693,933	617,312	465,632	781,321	1,184,879	—	—	5,252,810
Multifamily and Commercial Mortgage
Pass	280,288	596,962	466,586	341,318	217,464	385,722	—	—	—	2,288,340
Special Mention	—	36,222	2,075	1,338	1,431	631	—	—	—	41,697
Substandard	—	24,499	2,165	4,479	—	1,844	—	—	—	32,987
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	280,288	657,683	470,826	347,135	218,895	388,197	—	—	—	2,363,024
Commercial Real Estate
Pass	576,922	1,065,384	491,215	169,036	45,701	63,750	181,521	—	—	2,593,529
Special Mention	—	24,842	12,161	—	11,221	—	2,271	—	—	50,495
Substandard	—	15,250	45,017	16,631	—	—	—	—	—	76,898
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	576,922	1,105,476	548,393	185,667	56,922	63,750	183,792	—	—	2,720,922
Commercial & Industrial - Non-RE
Pass	39,640	112,479	19,423	34,711	14,560	68	599,386	—	104,716	924,983
Special Mention	—	—	—	—	92	—	—	—	—	92
Substandard	2,824	865	3,360	957	—	—	—	—	—	8,006
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	42,464	113,344	22,783	35,668	14,652	68	599,386	—	104,716	933,081
Auto & Consumer
Pass	54,091	102,067	91,972	43,978	23,142	10,803	—	—	—	326,053
Special Mention	14	269	108	105	33	1	—	—	—	530
Substandard	—	223	353	98	66	17	—	—	—	757
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	54,105	102,559	92,433	44,181	23,241	10,821	—	—	—	327,340
Other
Pass	—	140,023	—	1,886	874	1,426	—	—	—	144,209
Special Mention	—	—	—	—	—	—	—	—	—	—
Substandard	—	7,287	—	—	—	—	—	—	—	7,287
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	—	147,310	—	1,886	874	1,426	—	—	—	151,496
Total
Pass	1,490,225	2,969,745	1,729,703	1,166,523	746,243	1,171,773	1,946,031	—	104,716	11,324,959
Special Mention	299	73,464	23,125	16,955	20,947	11,489	22,026	—	—	168,305
Substandard	2,824	53,327	75,540	48,371	13,026	62,321	—	—	—	255,409
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	$1,493,348	$3,096,536	$1,828,368	$1,231,849	$780,216	$1,245,583	$1,968,057	$—	$104,716	$11,748,673
As a % of total gross loans and leases	12.71%	26.36%	15.56%	10.49%	6.64%	10.60%	16.75%	—%	0.89%	100.0%

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses - loans. The Company also evaluates credit quality based on the aging status of its loans and leases. During the year, the Company holds certain short-term loans that do not have a fixed maturity date that are treated as delinquent if not paid in full 90 days after the origination date.
The Company has taken proactive measures to manage loans that became delinquent during the recent economic downturn as a result of the COVID-19 pandemic. No forbearance or deferrals were provided to any borrowers during the three months ended December 31, 2020.
The following tables provide the outstanding unpaid balance of loans and leases that are past due 30 days or more by portfolio class as of the dates indicated:

	December 31, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single Family-Mortgage & Warehouse	$29,886	$31,537	$93,829	$155,252
Multifamily and Commercial Mortgage	4,112	2,909	25,578	32,599
Commercial Real Estate	24,648	—	—	24,648
Commercial & Industrial - Non-RE	—	—	2,960	2,960
Auto & Consumer	1,657	620	266	2,543
Other	—	—	—	—
Total	$60,303	$35,066	$122,633	$218,002
As a % of total gross loans and leases	0.51%	0.30%	1.04%	1.86%

	June 30, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single Family-Mortgage & Warehouse	$17,931	$23,115	$66,813	$107,859
Multifamily and Commercial Mortgage	7,744	5,287	—	13,031
Commercial Real Estate	—	—	—	—
Commercial & Industrial - Non-RE	—	—	—	—
Auto & Consumer	973	166	326	1,465
Other	—	—	—	—
Total	$26,648	$28,568	$67,139	$122,355
As a % of total gross loans and leases	0.25%	0.27%	0.63%	1.13%

Allowance for Credit Losses
The allowance for credit losses is the sum of the allowance for credit losses - loans and the unfunded loan commitment liabilities. Unfunded loan commitment liabilities is included in “Accounts payable, accrued liabilities and other liabilities” in the unaudited Condensed Consolidated Balance Sheets.
The following tables present a summary of the activity in the allowance for credit losses for the periods indicated:

	Three Months Ended December 31, 2020
(Dollars in thousands)	Allowance for Credit Losses - Loans	Unfunded Loan Commitment Liabilities	Total Allowance for Credit Losses
Balance at October 1, 2020	$132,915	$6,723	$139,638
Provision for Credit Losses	8,000	(1,000)	7,000
Charge-offs	(4,710)	—	(4,710)
Recoveries	188	—	188
Balance at December 31, 2020	$136,393	$5,723	$142,116

	Three Months Ended December 31, 2019
(Dollars in thousands)	Allowance for Credit Losses - Loans	Unfunded Loan Commitment Liabilities	Total Allowance for Credit Losses
Balance at October 1, 2019	$59,227	$227	$59,454
Provision for Credit Losses	4,500	17	4,517
Charge-offs	(5,386)	—	(5,386)
Recoveries	1,173	—	1,173
Balance at December 31, 2019	$59,514	$244	$59,758

	For the Six Months Ended December 31, 2020
(Dollars in thousands)	Allowance for Credit Losses - Loans	Unfunded Loan Commitment Liabilities	Total Allowance for Credit Losses
Balance at July 1, 2020	$75,807	$323	$76,130
Effect of Adoption of ASC 326	47,300	5,700	53,000
Provision for Credit Losses	19,800	(300)	19,500
Charge-offs	(7,148)	—	(7,148)
Recoveries	634	—	634
Balance at December 31, 2020	$136,393	$5,723	$142,116

	For the Six Months Ended December 31, 2019
(Dollars in thousands)	Allowance for Credit Losses - Loans	Unfunded Loan Commitment Liabilities	Total Allowance for Credit Losses
Balance at July 1, 2019	$57,085	$227	$57,312
Provision for Credit Losses	7,200	17	7,217
Charge-offs	(6,463)	—	(6,463)
Recoveries	1,692	—	1,692
Balance at December 31, 2019	$59,514	$244	$59,758

5.    SUBORDINATED NOTES
In September 2020, the Company completed the sale of $175.0 million aggregate principal amount of its 4.875% Fixed-to-Floating Rate Subordinated Notes due October 1, 2030 (the “Notes”). The Notes mature on October 1, 2030 and accrue interest at a fixed rate per annum equal to 4.875%, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2021. From and including October 1, 2025, to, but excluding October 1, 2030 or the date of early redemption, the Notes will bear interest at a floating rate per annum equal to a benchmark rate (which is expected to be the Three-Month Term Secured Overnight Financing Rate) plus a spread of 476 basis points, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on January 2026. The Notes may be redeemed on or after October 1, 2025, which date may be extended at the Company’s discretion, at a redemption price equal to principal plus accrued and unpaid interest, subject to certain conditions. Fees and costs incurred in connection with the debt offering amortize to interest expense over the term of the Notes.

6.    EQUITY AND STOCK-BASED COMPENSATION
    Common Stock Repurchases. On March 17, 2016, the Board of Directors of the Company (the “Board”), authorized a program to repurchase up to $100 million of common stock and extended the program by $100 million on August 2, 2019. The Company may repurchase shares on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The repurchase program does not obligate the Company to acquire any specific number of shares. The share repurchase program will continue in effect until terminated by the Board. With the March 17, 2016 authorization, the Company repurchased a total of $100 million or 3,567,051 common shares at an average price of $28.03 per share. With the August 2, 2019 authorization, the Company has repurchased a total of $47.2 million or 2,399,853 common shares at an average price of $19.68 per share and there remains $52.8 million under the plan. During the six months ended December 31, 2020, the Company repurchased a total of $16.8 million, or 753,597 common shares at an average price of $22.24 per share. The Company has $52.8 million remaining under the Board authorized stock repurchase program. The Company accounts for treasury stock using the cost method as a reduction of stockholders’ equity in the accompanying unaudited condensed consolidated financial statements.
Preferred Stock. The Company redeemed for cash all 515 outstanding shares of Series A-6% Cumulative Nonparticipating Perpetual Preferred Stock on October 30, 2020, at the face value $10,000 liquidation price per share plus accrued dividends.
    Restricted Stock Units. During the six months ended December 31, 2020 and 2019, the Company granted 437,608 and 380,765 restricted stock unit awards (“RSUs”) to employees and directors, respectively. RSUs granted during these quarters generally vest over three years, one-third on each anniversary date, except for any RSUs granted to the Company’s CEO, which vest one-fourth on each fiscal year end.

    The Company’s income before income taxes and net income for the six months ended December 31, 2020 and 2019 include stock award expense of $9,026 and $9,811, with total income tax benefit of $2,721 and $2,798, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At December 31, 2020, unrecognized compensation expense related to non-vested awards aggregated to $30,083 and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year remainder:
2021	$8,891
2022	12,674
2023	6,760
2024	1,326
2025	331
Thereafter	101
Total	$30,083

The following table presents the status and changes in restricted stock units for the periods indicated:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2019	1,546,848	$30.73
Granted	714,569	24.05
Vested	(693,660)	28.52
Canceled	(122,217)	29.10
Non-vested balance at June 30, 2020	1,445,540	$28.62
Granted	437,608	24.78
Vested	(327,211)	28.88
Canceled	(100,757)	26.34
Non-vested balance at December 31, 2020	1,455,180	$27.57
    The total fair value of shares vested for the three and six months ended December 31, 2020 was $1,644 and $8,246. The total fair value of shares vested for the three and six months ended December 31, 2019 was $2,349 and $9,531.

7.    EARNINGS PER COMMON SHARE
    Earnings per common share (“EPS”) are presented under two formats: basic EPS and diluted EPS. Basic EPS is computed by dividing the net income attributable to common stock (net income after deducting dividends on preferred stock and preferred stock redemption charge) by the sum of the weighted-average number of common shares outstanding during the year and the unvested average of participating RSUs. Diluted EPS is computed by dividing the sum of net income attributable to common stock and dividends on diluted preferred stock by the sum of the weighted-average number of common shares outstanding during the year and the impact of dilutive potential common shares, such as nonparticipating RSUs, stock options and convertible preferred stock.
    The unvested stock-based compensation awards issued under the 2014 Stock Incentive Plan, have no stockholder rights, meaning they are not entitled to dividends and are considered nonparticipating. The Company does not include these nonparticipating RSUs in the basic EPS calculation but are included in the diluted EPS calculation using the treasury stock method.

The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Earnings Per Common Share
Net income	$54,785	$41,295	$107,807	$82,081
Preferred stock dividends	(26)	(78)	(103)	(155)
Preferred stock redemption charge	(87)	—	(87)	—
Net income attributable to common stockholders	$54,672	$41,217	$107,617	$81,926
Average common shares outstanding	59,049,697	61,315,590	59,278,672	61,281,127
Total qualifying shares	59,049,697	61,315,590	59,278,672	61,281,127
Earnings per common share	$0.93	$0.67	$1.82	$1.34
Diluted Earnings Per Common Share
Dilutive net income attributable to common stockholders	$54,672	$41,217	$107,617	$81,926
Average common shares issued and outstanding	59,049,697	61,315,590	59,278,672	61,281,127
Dilutive effect of average unvested RSUs	991,026	623,398	917,844	619,506
Total dilutive common shares outstanding	60,040,723	61,938,988	60,196,516	61,900,633
Diluted earnings per common share	$0.91	$0.67	$1.79	$1.32

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
•Extending our participation to a second round of loans under the PPP as a result of the Consolidated Appropriations Act, 2021 signed into law on December 27, 2020;
•Provided secure and efficient remote work options for our team members;
•Increasing provisions for credit losses as a result of a weakening economy and reduced business activities;
•Tightening underwriting standards;
•Reallocated personnel to increase resources for customer service and portfolio management; and
•Limiting business travel.
Under the guidelines set forth in the CARES Act, the Company had provided certain borrowers the ability to delay or make interest-only payments. Starting on September 30, 2020, the Company no longer allows delayed or interest-only payments.
Operating Leases. The Company leases office space under operating lease agreements scheduled to expire at various dates. The following table represents maturities of lease liabilities as of December 31, 2020 in the corresponding fiscal years:

(Dollars in thousands)
Remainder of 2021	$4,905
2022	9,548
2023	9,820
2024	9,422
2025	8,791
Thereafter	41,968
Total lease payments	84,454
Less: present value discount	(10,483)
Total Lease Liability	$73,971

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
At December 31, 2020, the Company had commitments to originate $75.0 million in fixed rate loans and leases and $622.2 million in variable rate loans, totaling an aggregate outstanding principal balance of $697.2 million. At December 31, 2020, the Company’s fixed rate commitments to originate had a weighted-average rate of 2.76%. At December 31, 2020, the Company also had commitments to sell $124.7 million in fixed rate loans and none in variable rate loans, totaling an aggregate outstanding principal balance of $124.7 million.
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
Litigation. On October 15, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Golden v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Golden Case”). On November 3, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a second putative class action lawsuit styled Hazan v. BofI Holding, Inc., et al, and also brought in the United States District Court for the Southern District of California (the “Hazan Case”). On February 1, 2016, the Golden Case and the Hazan Case were consolidated as In re BofI Holding, Inc. Securities Litigation, Case #: 3:15-cv-02324-GPC-KSC (the “Class Action”), and the Houston Municipal Employees Pension System was appointed lead plaintiff. The plaintiffs allege that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a complaint filed in connection with a wrongful termination of employment lawsuit filed on October 13, 2015 (the “Employment Matter”) and that as a result the Company’s statements regarding its internal controls, as well as portions of its financial statements, were false and misleading. On March 21, 2018, the Court entered a final order dismissing the Class Action with prejudice. Subsequently, the plaintiff appealed, the Court overturned the dismissal and the Company is preparing a petition for a rehearing.
On April 3, 2017, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Mandalevy v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Mandalevy Case”). The Mandalevy Case seeks monetary damages and other relief on behalf of a putative class that has not been certified by the Court. The complaint in the Mandalevy Case (the “Mandalevy Complaint”) alleges a class period that differs from that alleged in the First Class Action, and that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a March 2017 media article. The Mandalevy Case has not been consolidated into the First Class Action. On December 7, 2018, the Court entered a final order granting the defendants’ motion and dismissing the Mandalevy Case with prejudice. Subsequently, the plaintiff filed a notice of appeal and the Court took the matter under advisement. On November 3, 2020, the Court issued a ruling affirming in part and reversing in part the District Court's Order dismissing the Class Action Second Amended Complaint.
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
9.    RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company has granted related party loans collateralized by real property to certain executive officers, directors and their affiliates. There were three new related party loans for approximate amount of $2.3 million funded under the provisions of the employee loan program and one refinance of an existing loan for approximately $1.4 million during the six months ended December 31, 2020, and one new related party loan in the amount of $0.6 million and one loan refinance of an existing loan of $1.2 million during the six months ended December 31, 2019.

10.    SEGMENT REPORTING
There are no material inter-segment sales or transfers. The accounting policies used by each reportable segment are the same as those discussed in Note 1 - “Organizations and Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended June 30, 2020. All costs, except certain corporate administration costs and income taxes, have been allocated to the reportable segments. Therefore, combined amounts agree to the unaudited condensed consolidated totals.In order to reconcile the two segments to the unaudited condensed consolidated totals, the Company includes parent-only activities and intercompany eliminations. The following tables present the operating results, goodwill, and assets of the segments:

	For the Three Months Ended December 31, 2020
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$132,166	$4,260	$(2,334)	$134,092
Provision for credit losses	8,000	—	—	8,000
Non-interest income	22,295	6,572	(149)	28,718
Non-interest expense	62,474	11,312	2,511	76,297
Income before taxes	$83,987	$(480)	$(4,994)	$78,513

	For the Three Months Ended December 31, 2019
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$105,340	$4,037	$(957)	$108,420
Provision for credit losses	4,500	—	—	4,500
Non-interest income	16,225	6,284	(1,302)	21,207
Non-interest expense	53,253	10,455	3,257	66,965
Income before taxes	$63,812	$(134)	$(5,516)	$58,162

	Six Months Ended December 31, 2020
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$255,174	$9,154	$(2,909)	$261,419
Provision for credit losses	19,800	—	—	19,800
Non-interest income	52,507	12,356	(290)	64,573
Non-interest expense	123,691	22,664	5,488	151,843
Income before taxes	$164,190	$(1,154)	$(8,687)	$154,349

	Six Months Ended December 31, 2019
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$204,812	$9,183	$(2,272)	$211,723
Provision for credit losses	7,200	—	—	7,200
Non-interest income	32,015	12,685	(1,957)	42,743
Non-interest expense	103,886	21,519	7,027	132,432
Income before taxes	$125,741	$349	$(11,256)	$114,834

	As of December 31, 2020
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$35,501	$—	$71,222
Total Assets	$13,301,164	$1,001,249	$90,854	$14,393,267

	As of June 30, 2020
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$35,501	$—	$71,222
Total Assets	$13,018,814	$737,419	$95,667	$13,851,900

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information about the results of operations, financial condition, liquidity, off balance sheet items and capital resources of Axos Financial, Inc. and subsidiaries (the “Company”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our financial information in our Annual Report on Form 10-K for the year ended June 30, 2020, and the interim unaudited condensed consolidated financial statements and notes thereto contained in this report.
Some matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, the effects on our business of the current novel coronavirus pandemic (“COVID-19”), the Company’s financial prospects and other projections of its performance and asset quality, our ability to continue to grow profitably and increase its business, our ability to continue to diversify lending and deposit franchises, and the anticipated timing and financial performance of other offerings, initiatives, and acquisitions, expectations of the environment in which we operate and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include uncertainties surrounding the severity, duration, and effects of the COVID-19 pandemic, our ability to successfully integrate acquisitions and realize the anticipated benefits of the transactions, changes in the interest rate environment, inflation, government regulation, general economic conditions, changes in the competitive marketplace, conditions in the real estate markets in which we operate, risks associated with credit quality, the outcome and effects of pending class action litigation filed against the Company and other risk factors discussed under the heading “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 and in our Annual Report on Form 10-K for the year ended June 30, 2020, which has been filed with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.
General
Our Company, the holding company for Axos Bank (the “Bank”), is a diversified financial services company with approximately $14.4 billion in assets that provides consumer and business banking products through its online, low-cost distribution channels and affinity partners. Our Bank has deposit and loan and lease customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and automobiles. Our Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. Our wholly-owned subsidiaries, Axos Clearing LLC (“Axos Clearing”) and Axos Invest, Inc. (“Axos Invest”), generate interest and fee income by providing comprehensive securities clearing services to introducing broker-dealers and registered investment advisor correspondents and digital investment advisory services to retail investors, respectively. Axos Financial, Inc.’s common stock is listed on the New York Stock Exchange and is a component of the Russell 2000® Index and the S&P SmallCap 600® Index.
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
•Extending our participation to a second round of loans under the PPP as a result of the Consolidated Appropriations Act, 2021 signed into law on December 27, 2020
•Provided secure and efficient remote work options for our team members;
•Increasing provisions for credit losses as a result of a weakening economy and reduced business activities;
•Tightening underwriting standards;
•Reallocated personnel to increase resources for customer service and portfolio management; and
•Limiting business travel.

Under the guidelines set forth in the CARES Act, for our borrowers who are one or less payments past due on April 1, 2020, we may delay payments for an agreed upon timeframe, depending on each individual borrower’s characteristics. The Company has taken proactive measures to manage loans that became delinquent during the recent economic downturn as a result of the

COVID-19 pandemic. As of December 31, 2020, the Company provided no forbearance nor deferrals of payment obligations on any single family, multifamily and commercial mortgage loans, warehouse loans and commercial real estate loans. Deferrals totaling $0.9 million of auto and consumers loans were granted during the six months ended December 31, 2020. No forbearance or deferrals were provided to any borrowers during the three months ended December 31, 2020.
Mergers and Acquisitions
From time to time we undertake acquisitions or similar transactions consistent with our Company’s operating and growth strategies. There were no transactions during the six months ended December 31, 2020, nor the year ended June 30, 2020.
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
Below is a reconciliation of net income, the nearest compatible GAAP measure, to adjusted earnings and adjusted EPS (Non-GAAP) for the periods shown:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except per share amounts)	2020	2019	2020	2019
Net income	$54,785	$41,295	$107,807	$82,081
Acquisition-related costs	2,552	2,330	5,154	3,977
Income taxes	(771)	(676)	(1,554)	(1,134)
Adjusted earnings (Non-GAAP)	$56,566	$42,949	$111,407	$84,924
Growth in adjusted earnings	31.7%		31.2%
Adjusted EPS (Non-GAAP)	$0.94	$0.69	$1.85	$1.37

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

Below is a reconciliation of total stockholders’ equity, the nearest compatible GAAP measure, to tangible book value (Non-GAAP) as of the dates indicated:

	December 31,
(Dollars in thousands)	2020	2019
Total stockholders’ equity	1,287,482	1,160,752
Less: preferred stock	—	5,063
Common stockholders’ equity	1,287,482	1,155,689
Less: mortgage servicing rights, carried at fair value	14,314	11,262
Less: goodwill and other intangible assets	120,644	130,534
Tangible common stockholders’ equity (Non-GAAP)	1,152,524	1,013,893
Common shares outstanding at end of period	59,072,822	61,338,386
Tangible book value per common share (Non-GAAP)	19.51	16.53

SELECTED FINANCIAL DATA
The following tables set forth certain selected financial data concerning the periods indicated:
AXOS FINANCIAL, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands)	December 31, 2020	June 30, 2020	December 31, 2019
Selected Balance Sheet Data:
Total assets	14,393,267	$13,851,900	$12,269,288
Loans and leases—net of allowance for credit losses	11,609,584	10,631,349	10,141,397
Loans held for sale, carried at fair value	64,287	51,995	36,092
Loans held for sale, lower of cost or fair value	13,769	44,565	3,430
Allowance for credit losses - loans	136,393	75,807	59,514
Securities—trading	362	105	1,740
Securities—available-for-sale	209,828	187,627	208,026
Securities borrowed	317,571	222,368	168,114
Customer, broker-dealer and clearing receivables	264,572	220,266	244,379
Total deposits	11,463,136	11,336,694	10,114,340
Advances from the FHLB	182,500	242,500	257,500
Borrowings, subordinated notes and debentures	418,480	235,789	62,233
Securities loaned	362,170	255,945	206,199
Customer, broker-dealer and clearing payables	475,473	347,614	305,669
Total stockholders’ equity	1,287,482	1,230,846	1,160,752

Capital Ratios:
Equity to assets at end of period	8.95%	8.89%	9.46%
Axos Financial, Inc.:
Tier 1 leverage (core) capital to adjusted average assets	8.68%	8.97%	8.88%
Common equity tier 1 capital (to risk-weighted assets)	10.85%	11.22%	11.29%
Tier 1 capital (to risk-weighted assets)	10.85%	11.27%	11.35%
Total capital (to risk-weighted assets)	13.88%	12.64%	12.65%
Axos Bank:
Tier 1 leverage (core) capital to adjusted average assets	9.08%	9.25%	9.16%
Common equity tier 1 capital (to risk-weighted assets)	11.45%	11.79%	11.55%
Tier 1 capital (to risk-weighted assets)	11.45%	11.79%	11.55%
Total capital (to risk-weighted assets)	12.44%	12.62%	12.25%
Axos Clearing, LLC:
Net capital	34,417	34,022	31,917
Excess capital	28,941	29,450	27,056
Net capital as a percentage of aggregate debit items	12.57%	14.88%	13.13%
Net capital in excess of 5% aggregate debit items	20,726	22,593	19,765

AXOS FINANCIAL, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	At or for the Three Months Ended		At or for the Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Selected Income Statement Data:
Interest and dividend income	$155,379	$147,288	$305,268	$293,633
Interest expense	21,287	38,868	43,849	81,910
Net interest income	134,092	108,420	261,419	211,723
Provision for credit losses	8,000	4,500	19,800	7,200
Net interest income after provision for credit losses	126,092	103,920	241,619	204,523
Non-interest income	28,718	21,207	64,573	42,743
Non-interest expense	76,297	66,965	151,843	132,432
Income before income tax expense	78,513	58,162	154,349	114,834
Income tax expense	23,728	16,867	46,542	32,753
Net income	$54,785	$41,295	$107,807	$82,081
Net income attributable to common stock	$54,672	$41,217	$107,617	$81,926

Per Common Share Data:
Net income:
Basic	$0.93	$0.67	$1.82	$1.34
Diluted	$0.91	$0.67	$1.79	$1.32
Adjusted earnings (Non-GAAP)	$0.94	$0.69	$1.85	$1.37
Book value	$21.79	$18.84	$21.79	$18.84
Tangible book value (Non-GAAP)	$19.51	$16.53	$19.51	$16.53

Weighted average number of common shares outstanding:
Basic	59,049,697	61,315,590	59,278,672	61,281,127
Diluted	60,040,723	61,938,988	60,196,516	61,900,633
Common shares outstanding at end of period	59,072,822	61,338,386	59,072,822	61,338,386
Common shares issued at end of period	67,668,664	66,915,478	67,668,664	66,915,478

Performance Ratios and Other Data:
Loan and lease originations for investment	$1,909,978	$1,435,152	$3,240,790	$2,896,918
Loan originations for sale	$490,261	$666,192	$931,065	$994,004
Return on average assets	1.57%	1.42%	1.56%	1.43%
Return on average common stockholders’ equity	17.30%	14.35%	17.21%	14.57%
Interest rate spread[1]	3.71%	3.37%	3.67%	3.35%
Net interest margin[2]	3.94%	3.87%	3.89%	3.81%
Net interest margin[2] – Banking Business Segment only	4.11%	3.94%	4.01%	3.89%
Efficiency ratio[3]	46.86%	51.66%	46.58%	52.04%
Efficiency ratio[3] – Banking Business Segment only	40.45%	43.81%	40.20%	43.87%

Asset Quality Ratios:
Net annualized charge-offs to average loans and leases	0.16%	0.17%	0.12%	0.10%
Non-performing loans to total loans	1.44%	0.52%	1.44%	0.52%
Non-performing assets to total assets	1.22%	0.49%	1.22%	0.49%
Allowance for credit losses - loans to total loans held for investment at end of period	1.16%	0.58%	1.16%	0.58%
Allowance for credit losses - loans to non-performing loans	80.58%	112.85%	80.58%	112.85%
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

RESULTS OF OPERATIONS
Comparison of the Three and Six Months Ended December 31, 2020 and 2019
For the three months ended December 31, 2020, we had net income of $54.8 million compared to net income of $41.3 million for the three months ended December 31, 2019. Net income attributable to common stockholders was $54.7 million or $0.91 per diluted share for the three months ended December 31, 2020 compared to net income attributable to common shareholders of $41.2 million, or $0.67 per diluted share for the three months ended December 31, 2019. For the six months ended December 31, 2020, we had net income of $107.8 million compared to net income of $82.1 million for the six months ended December 31, 2019. Net income attributable to common stockholders was $107.6 million, or $1.79 per diluted share for the six months ended December 31, 2020 compared to net income attributable to common shareholders of $81.9 million, or $1.32 per diluted share for the six months ended December 31, 2019.
Other key comparisons between our operating results for the three and six months ended December 31, 2020 and 2019 are as follows:
•Net interest income increased $25.7 million and our net interest margin increased 7 basis points in the three months ended December 31, 2020 compared to the three months ended December 31, 2019, and increased $49.7 million and our net interest margin increased 8 basis points in the six months ended December 31, 2020, compared to the six months ended December 31, 2019. The increases were primarily due to an increase in average earning assets and a reduction in the rates paid on interest-bearing demand and savings deposits due to decreases in prevailing deposit rates across the industry.
•Non-interest income increased $7.5 million and $21.8 million for the three and six months ended December 31, 2020 compared to the three and six months ended December 31, 2019. The increase in non-interest income for the three months ended December 31, 2020 was primarily the result of an increase in mortgage banking of $8.4 million, partially offset by a decrease of $1.8 million in gain on sale – other. The increase in non-interest income for the six months ended December 31, 2020 was primarily the result of an increase in mortgage banking of $25.2 million and an increase of $1.6 million in banking service fees and other income, partially offset by a decrease of $5.3 million in gain on sale – other.
•Non-interest expense increased $9.3 million and $19.4 million for the three and six months ended December 31, 2020 compared to the three and six months ended December 31, 2019. The change for the three months ended December 31, 2020 was primarily driven by a $4.2 million increase in salary and payroll costs due to growth in Bank staffing, an increase of $2.5 million in professional services, an increase of $2.3 million in data processing expense, and a $1.7 million increase in FDIC and regulatory fees, partially offset by a decrease of $1.5 million of other general and administrative expenses. The change for the six months ended December 31, 2020 was primarily driven by increases of $6.9 million in professional services, $6.1 million in salary and payroll costs due to growth in Bank staffing, $4.2 million in FDIC and regulatory fees, and $2.4 million in data processing, partially offset by a decrease of $1.5 million to advertising and promotional costs and a decrease of $0.5 million of other general and administrative expenses.
Adjusted earnings and adjusted EPS, non-GAAP measures, which exclude non-recurring costs related to mergers and acquisitions (including amortization of intangible assets related to acquisitions), increased 31.7% to $56.6 million and 36.2% to $0.94, respectively, for the quarter ended December 31, 2020 compared to $42.9 million and $0.69, respectively, for the quarter ended December 31, 2019. Adjusted earnings and adjusted EPS increased 31.2% to $111.4 million and 35.0% to $1.85, respectively, for the six months ended December 31, 2020 compared to $84.9 million and $1.37, respectively, for the six months ended December 31, 2019.
Net Interest Income
Net interest income for the three and six months ended December 31, 2020 totaled $134.1 million and $261.4 million, an increase of 23.7% and 23.5%, compared to net interest income of $108.4 million and $211.7 million for the three and six months ended December 31, 2019. The growth of net interest income for both the three and six months ended December 31, 2020 is primarily due to increased average earnings assets from net loan and lease portfolio growth and reduced rates paid on interest-bearing demand and savings deposits, partially offset by reduced yields on interest earning assets.
Total interest and dividend income during the three and six months ended December 31, 2020 increased 5.5% to $155.4 million and 4.0% to $305.3 million, respectively, compared to $147.3 million and $293.6 million during the three and six months ended December 31, 2019. The increases in interest and dividend income for the three and six months ended December 31, 2020 was primarily attributable to the continued growth in average earning assets from loan and lease originations, partially offset by reduced yields on loans and leases and interest-earning deposits. The average balance of interest-earning loans and leases increased 16.1% and 14.6% for the three and six months ended December 31, 2020 compared to the three and six months ended December 31, 2019.

Total interest expense was $21.3 million for the three months ended December 31, 2020, a decrease of $17.6 million or 45.2% as compared with the three months ended December 31, 2019. Total interest expense was $43.8 million for the six months ended December 31, 2020, a decrease of $38.1 million or 46.5% as compared with the six months ended December 31, 2019. The decrease in the average cost of funds rate for the three months ended December 31, 2020 compared to 2019 was primarily due to 111 basis point and 121 basis point decreases in the three and six month average rates paid on interest-bearing demand and savings deposits due to decreases in prevailing deposit rates across the industry. The decrease in rates was partially offset by growth in interest-bearing liabilities for the three and six months ended December 31, 2020 compared to 2019.
Net interest margin, defined as annualized net interest income divided by average earning assets, increased 7 basis points to 3.94% for the three months ended December 31, 2020 from 3.87% for the three months ended December 31, 2019, and increased 8 basis points to 3.89% for the six months ended December 31, 2020 from 3.81% for the six months ended December 31, 2019.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended December 31, 2020 and 2019:

	For the Three Months Ended
	December 31,
	2020			2019
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans and leases[3,4]	$11,409,942	$147,085	5.16%	$9,827,007	$136,602	5.56%
Interest-earning deposits in other financial institutions	1,495,760	493	0.13%	755,275	3,240	1.72%
Securities[4]	202,363	2,917	5.77%	202,266	3,051	6.03%
Securities borrowed and margin lending[5]	486,692	4,666	3.83%	400,771	3,865	3.86%
Stock of the regulatory agencies	20,611	218	4.23%	32,601	530	6.50%
Total interest-earning assets	13,615,368	155,379	4.56%	11,217,920	147,288	5.25%
Non-interest-earning assets	363,373			382,178
Total assets	$13,978,741			$11,600,098
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$7,215,813	$8,131	0.45%	$4,473,537	$17,418	1.56%
Time deposits	1,860,058	7,964	1.71%	2,537,155	15,496	2.44%
Securities loaned	305,900	255	0.33%	212,412	163	0.31%
Advances from the FHLB	234,649	1,326	2.26%	948,464	4,495	1.90%
Borrowings, subordinated notes and debentures	429,833	3,611	3.36%	84,576	1,296	6.13%
Total interest-bearing liabilities	10,046,253	21,287	0.85%	8,256,144	38,868	1.88%
Non-interest-bearing demand deposits	2,039,064			1,756,495
Other non-interest-bearing liabilities	624,220			438,551
Stockholders’ equity	1,269,204			1,148,908
Total liabilities and stockholders’ equity	$13,978,741			$11,600,098
Net interest income		$134,092			$108,420
Interest rate spread[6]			3.71%			3.37%
Net interest margin[7]			3.94%			3.87%
1Average balances are obtained from daily data.
2Annualized.
3Loans and leases include loans held for sale, loan premiums and unearned fees.
4Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans and leases include average balances of $27.3 million and $28.6 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2020 and 2019 three-month periods, respectively.
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

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the six months ended December 31, 2020 and 2019:

	For the Six Months Ended
	December 31,
	2020			2019
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans and leases[3,4]	$11,125,812	$288,509	5.19%	$9,706,230	$270,489	5.57%
Interest-earning deposits in other financial institutions	1,601,170	1,000	0.12%	745,878	7,473	2.00%
Securities[4]	196,270	5,594	5.70%	205,662	5,633	5.48%
Securities borrowed and margin lending[5]	488,129	9,743	3.99%	421,943	9,207	4.36%
Stock of the regulatory agencies	20,610	422	4.10%	26,439	831	6.29%
Total interest-earning assets	13,431,991	305,268	4.55%	11,106,152	293,633	5.29%
Non-interest-earning assets	363,165			368,121
Total assets	$13,795,156			$11,474,273
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$7,134,068	$17,222	0.48%	$4,829,469	$40,779	1.69%
Time deposits	1,959,299	18,427	1.88%	2,511,527	30,941	2.46%
Securities loaned	304,251	379	0.25%	326,161	449	0.28%
Advances from the FHLB	238,574	2,698	2.26%	627,617	6,259	1.99%
Borrowings, subordinated notes and debentures	343,198	5,123	2.99%	132,077	3,482	5.27%
Total interest-bearing liabilities	9,979,390	43,849	0.88%	8,426,851	81,910	1.94%
Non-interest-bearing demand deposits	1,971,139			1,604,911
Other non-interest-bearing liabilities	593,835			313,235
Stockholders’ equity	1,250,792			1,129,276
Total liabilities and stockholders’ equity	$13,795,156			$11,474,273
Net interest income		$261,419			$211,723
Interest rate spread[6]			3.67%			3.35%
Net interest margin[7]			3.89%			3.81%
1Average balances are obtained from daily data.
2Annualized.
3Loans and leases include loans held for sale, loan premiums and unearned fees.
4Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans and leases include average balances of $27.4 million and $28.8 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2020 and 2019 six-month periods, respectively.
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

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the three and six months ended December 31, 2020 and 2019:

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
	2020 vs 2019			2020 vs 2019
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
Increase / (decrease) in interest income:
Loans and leases	$20,833	$(10,350)	$10,483	$37,439	$(19,419)	$18,020
Interest-earning deposits in other financial institutions	1,676	(4,423)	(2,747)	4,148	(10,621)	(6,473)
Securities	1	(135)	(134)	(261)	222	(39)
Securities borrowed and margin lending	831	(30)	801	1,361	(825)	536
Stock of the regulatory agencies	(160)	(152)	(312)	(158)	(251)	(409)
	$23,181	$(15,090)	$8,091	$42,529	$(30,894)	$11,635
Increase / (decrease) in interest expense:
Interest-bearing demand and savings	$7,192	$(16,479)	$(9,287)	$13,950	$(37,507)	$(23,557)
Time deposits	(3,551)	(3,981)	(7,532)	(6,039)	(6,475)	(12,514)
Securities loaned	80	12	92	(27)	(43)	(70)
Advances from the FHLB	(3,896)	727	(3,169)	(4,623)	1,062	(3,561)
Borrowings, subordinated notes and debentures	3,139	(824)	2,315	3,662	(2,021)	1,641
	$2,964	$(20,545)	$(17,581)	$6,923	$(44,984)	$(38,061)

Provision for Credit Losses
The provision for credit losses was $8.0 million for the three months ended December 31, 2020 compared to $4.5 million for the three months ended December 31, 2019. The provision for credit losses was $19.8 million for the six months ended December 31, 2020 compared to $7.2 million for the six months ended December 31, 2019. The increase in the provision for the three months ended December 31, 2020 compared to the provision for the three months ended December 31, 2019 was mainly attributable to loan growth, changes in loan mix and a change in the provision for credit losses methodology from the incurred loss model to a current expected credit loss model as described under “Critical Accounting Policies.” The increase in the provision for the six months ended December 31, 2020 compared to the provision for the six months ended December 31, 2019 was due to taking net additional reserves of $3.1 million on seasonal tax product loans that continue to have delays in collection due to IRS processing delays, loan growth, changes in loan mix and a change in the provision for credit losses methodology from the incurred loss model to a current expected credit loss model as described under “Critical Accounting Policies.” Provisions for credit losses are charged to income to bring the allowance for credit losses - loans to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Asset Quality and Allowance for Credit Losses - Loans.” On July 1, 2020, the Company adopted ASC 326, adding approximately $53.0 million to the allowance for credit losses. The increase was primarily related to two factors:
•The difference between loss emergence periods previously utilized, as compared to estimating lifetime credit losses as required by ASC 326.
•The lifetime impact of COVID-19 on the Company’s loan and lease portfolio, or more specifically the impact on macroeconomic factors across the loan and lease portfolio, with the largest impacts shown in hospitality and retail real estate loans.

Non-Interest Income
The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
(Dollars in thousands)	2020	2019	Inc (Dec)	2020	2019	Inc (Dec)
Prepayment penalty fee income	1,579	2,006	(427)	2,947	3,418	(471)
Gain on sale – other	156	1,924	(1,768)	490	5,746	(5,256)
Mortgage banking income	10,651	2,224	8,427	30,218	5,018	25,200
Broker-dealer fee income	6,287	5,555	732	11,989	11,211	778
Banking and service fees	10,045	9,498	547	18,929	17,350	1,579
Total non-interest income	$28,718	$21,207	$7,511	$64,573	$42,743	$21,830
Non-interest income increased $7.5 million to $28.7 million for the three months ended December 31, 2020 compared to the three months ended December 31, 2019. The increase was the result of an increase of $8.4 million in mortgage banking, $0.7 million in broker dealer fees and $0.5 million in banking and service fees, partially offset by a decrease of $1.8 million in gain on sale-other, as certain sales of Emerald Advance loans to H&R Block in the three months ended December 31, 2019 did not recur in the three months ended December 31, 2020, due to contract termination and a $0.4 million decrease in prepayment penalty fee income. Non-interest income increased $21.8 million to $64.6 million for the six months ended December 31, 2020 compared to the six months ended December 31, 2019. The increase was primarily the result of an increase of $25.2 million in mortgage banking income and a $1.6 million increase in banking and service fees, partially offset by a decrease of $5.3 million in gain on sale-other, as certain sales of lottery receivables and Emerald Advance loans to H&R Block in the six months ended December 31, 2019 did not recur in the six months ended December 31, 2020.
Included in gain on sale – other are sales of unsecured and secured consumer and business loans originated through introductions from our third-party partner relationships and sales of structured settlement annuity and state lottery receivables. We engage in the wholesale and retail purchase of state lottery prize and structured settlement annuity payments. These payments are high credit quality deferred payment receivables having a state lottery commission or investment grade (top two tiers) insurance company payor. The Bank originates contracts for the retail purchase of such payments and classifies these under the category of Other in the loan portfolio. Factoring yields are typically higher than mortgage loan rates. Typically, the gain received upon sale of these payment streams is greater than the gain received from an equivalent amount of mortgage loan sales. Since 2013, pools of structured settlement receivables have been originated for sale depending upon management’s assessment of interest rate risk, liquidity, and offers containing favorable terms and are classified on our balance sheet as loans held for sale. Increased sales on favorable terms during the three and six months ended December 31, 2019 resulted in an increase in gain on sale from structured settlement annuity and state lottery receivables. Such sales did not recur to the same degree for the three and six months ended December 31, 2020.

Non-Interest Expense
    The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
(Dollars in thousands)	2020	2019	Inc (Dec)	2020	2019	Inc (Dec)
Salaries and related costs	$38,199	$33,958	$4,241	$76,822	$70,675	$6,147
Data processing	9,673	7,410	2,263	17,601	15,221	2,380
Advertising and promotional	3,783	4,043	(260)	6,339	7,833	(1,494)
Depreciation and amortization	5,862	6,040	(178)	12,048	11,264	784
Professional services	5,629	3,112	2,517	11,628	4,701	6,927
Occupancy and equipment	3,132	3,122	10	6,143	5,960	183
FDIC and regulatory fees	2,601	939	1,662	5,293	1,130	4,163
Broker-dealer clearing charges	2,451	1,860	591	4,708	3,868	840
General and administrative expense	4,967	6,481	(1,514)	11,261	11,780	(519)
Total non-interest expenses	$76,297	$66,965	$9,332	$151,843	$132,432	$19,411
Non-interest expense, which is comprised of compensation, data processing, depreciation and amortization, advertising and promotional, professional services, occupancy and equipment, FDIC and regulator fees, broker-dealer clearing charges and other operating expenses, was $76.3 million for the three months ended December 31, 2020, compared to $67.0 million for the three months ended December 31, 2019. Non-interest expense was $151.8 million for the six months ended December 31, 2020, up from $132.4 million for the six months ended December 31, 2019. The increases for the three and six months ended December 31, 2020 were primarily due to to the expansion of the Bank specifically in areas related to lending and deposits.
Total salaries and related costs increased $4.2 million to $38.2 million for the three months ended December 31, 2020 compared to $34.0 million for the three months ended December 31, 2019 and costs increased $6.1 million to $76.8 million for the six months ended December 31, 2020 compared to $70.7 million for the six months ended December 31, 2019. The increases in compensation expense for the three and six months ended December 31, 2020 were primarily due to the staffing additions to support growth in deposit and lending activities. Our staff increased to 1,157 from 1,031, or 12.2% between December 31, 2020 and 2019.
Data processing expense increased $2.3 million for the three months ended December 31, 2020 compared to three months ended December 31, 2019, and increased $2.4 million for the six months ended December 31, 2020 compared to the six month period ended December 31, 2019, primarily due to enhancements to customer interfaces and the Bank’s core processing system.
Advertising and promotional expense decreased $0.3 million and $1.5 million for the three and six months ended December 31, 2020, compared to the three and six months ended December 31, 2019, respectively. The decreases for the three and six months ended December 31, 2020 were primarily related to reduced deposit marketing.
Depreciation and amortization expense decreased $0.2 million and increased $0.8 million for the three and six months ended December 31, 2020, compared to the three and six months ended December 31, 2019, respectively. The decrease for the three months ended December 31, 2020 was primarily due to reduced depreciation of computer hardware and furniture and fixtures. The increase for the six months ended December 31, 2020 was primarily due to amortization of intangibles, depreciation on lending platform enhancements and infrastructure development.
Professional services expense increased $2.5 million and $6.9 million for the three and six months ended December 31, 2020, compared to the three and six months ended December 31, 2019, respectively. Professional services charges increased due primarily to increased legal and consulting fees.
Occupancy and equipment expense was flat and increased by $0.2 million for the three and six months ended December 31, 2020 compared to the three and six months ended December 31, 2019, respectively. The changes for the three and six months ended December 31, 2020 are primarily related to the timing of new property leases.
Our cost of FDIC and regulatory fees increased $1.7 million and $4.2 million for the three and six months ended December 31, 2020, compared to the three and six month period last year, respectively. The increases were due to a small bank assessment credit received from the FDIC during the three and six months ended December 31, 2019, which did not recur in 2020. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.

Broker-dealer clearing charges increased $0.6 million and $0.8 million for the three and six months ended December 31, 2020 compared to the three and six months ended December 31, 2019. The increases were attributable to increased activity in the Securities Business.
Other general and administrative costs decreased by $1.5 million and $0.5 million for the three and six months ended December 31, 2020, compared to the three and six month period ended December 31, 2019, respectively. The decreases were primarily related to a reduction in the reserve for unfunded loan commitments.
Provision for Income Taxes
Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended December 31, 2020 and 2019 were 30.22% and 29.00%, respectively. Our effective income tax rates for the six months ended December 31, 2020 and 2019 were 30.15% and 28.52%, respectively. The change in effective income tax rates between periods are primarily the result of changes in tax benefits from stock compensation.
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

	For the Three Months Ended December 31, 2020
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$132,166	$4,260	$(2,334)	$134,092
Provision for credit losses	8,000	—	—	8,000
Non-interest income	22,295	6,572	(149)	28,718
Non-interest expense	62,474	11,312	2,511	76,297
Income before taxes	$83,987	$(480)	$(4,994)	$78,513

	For the Three Months Ended December 31, 2019
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$105,340	$4,037	$(957)	$108,420
Provision for credit losses	4,500	—	—	4,500
Non-interest income	16,225	6,284	(1,302)	21,207
Non-interest expense	53,253	10,455	3,257	66,965
Income before taxes	$63,812	$(134)	$(5,516)	$58,162

	For the Six Months Ended December 31, 2020
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$255,174	$9,154	$(2,909)	$261,419
Provision for credit losses	19,800	—	—	19,800
Non-interest income	52,507	12,356	(290)	64,573
Non-interest expense	123,691	22,664	5,488	151,843
Income before taxes	$164,190	$(1,154)	$(8,687)	$154,349

	For the Six Months Ended December 31, 2019
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$204,812	$9,183	$(2,272)	$211,723
Provision for credit losses	7,200	—	—	7,200
Non-interest income	32,015	12,685	(1,957)	42,743
Non-interest expense	103,886	21,519	7,027	132,432
Income before taxes	$125,741	$349	$(11,256)	$114,834
Banking Business
For the three months ended December 31, 2020, our Banking Business segment had income before taxes of $84.0 million compared to income before taxes of $63.8 million for the three months ended December 31, 2019. For the six months ended December 31, 2020, we had income before taxes of $164.2 million compared to income before taxes of $125.7 million for the six months ended December 31, 2019. For the three and six months ended December 31, 2020, the increase in income before taxes was the result of an increase in average earning assets and a reduction in the rates paid on interest-bearing demand and savings deposits and an increase in non-interest income due to increased mortgage banking income.
We consider the ratios shown in the table below to be key indicators of the performance of our Banking Business segment:

	At or for the Three Months Ended		At or for the Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Efficiency ratio	40.45%	43.81%	40.20%	43.87%
Return on average assets	1.80%	1.66%	1.79%	1.67%
Interest rate spread	3.93%	3.47%	3.82%	3.42%
Net interest margin	4.11%	3.94%	4.01%	3.89%
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

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents our Banking segment’s information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended December 31, 2020 and 2019:

	For the Three Months Ended
	December 31,
	2020			2019
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans and leases[3,4]	$11,364,115	$146,327	5.15%	$9,825,725	$136,602	5.56%
Interest-earning deposits in other financial institutions	1,239,160	324	0.10%	629,407	2,634	1.67%
Securities[4]	232,518	3,072	5.28%	199,716	3,052	6.11%
Stock of the regulatory agencies	17,250	216	5.01%	29,577	528	7.14%
Total interest-earning assets	12,853,043	149,939	4.67%	10,684,425	142,816	5.35%
Non-interest-earning assets	159,802			211,833
Total assets	$13,012,845			$10,896,258
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$7,391,544	$8,354	0.45%	$4,498,675	$17,485	1.55%
Time deposits	1,860,058	7,964	1.71%	2,537,155	15,496	2.44%
Advances from the FHLB	234,649	1,326	2.26%	948,475	4,495	1.90%
Total interest-bearing liabilities	9,633,605	17,774	0.74%	7,984,305	37,476	1.88%
Non-interest-bearing demand deposits	2,057,615			1,766,740
Other non-interest-bearing liabilities	126,001			78,492
Stockholders’ equity	1,195,624			1,066,721
Total liabilities and stockholders’ equity	$13,012,845			$10,896,258
Net interest income		$132,165			$105,340
Interest rate spread[5]			3.93%			3.47%
Net interest margin[6]			4.11%			3.94%
1Average balances are obtained from daily data.
2Annualized.
3Loans and leases include loans held for sale, loan premiums and unearned fees.
4Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans and leases include average balances of $27.3 million and $28.0 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2020 and 2019 three-month periods, respectively.
5Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
6Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents our Banking segment’s information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the six months ended December 31, 2020 and 2019:

	For the Six Months Ended
	December 31,
	2020			2019
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans and leases[3,4]	$11,077,492	$287,005	5.18%	$9,705,585	$270,489	5.57%
Interest-earning deposits in other financial institutions	1,390,747	716	0.10%	606,871	5,961	1.96%
Securities[4]	229,799	5,928	5.16%	203,975	5,633	5.52%
Stock of the regulatory agencies	17,250	419	4.86%	23,414	827	7.06%
Total interest-earning assets	12,715,288	294,068	4.63%	10,539,845	282,910	5.37%
Non-interest-earning assets	156,007			201,775
Total assets	$12,871,295			$10,741,620
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$7,245,289	$17,509	0.48%	$4,851,899	$40,898	1.69%
Time deposits	1,959,299	18,427	1.88%	2,511,527	30,941	2.46%
Advances from the FHLB	238,574	2,698	2.26%	627,622	6,259	1.99%
Borrowings, subordinated notes and debentures	149,653	262	0.35%	—	—	—%
Total interest-bearing liabilities	9,592,815	38,896	0.81%	7,991,048	78,098	1.95%
Non-interest-bearing demand deposits	1,988,235			1,615,396
Other non-interest-bearing liabilities	130,736			82,420
Stockholders’ equity	1,159,509			1,052,756
Total liabilities and stockholders’ equity	$12,871,295			$10,741,620
Net interest income		$255,172			$204,812
Interest rate spread[5]			3.82%			3.42%
Net interest margin[6]			4.01%			3.89%
1Average balances are obtained from daily data.
2Annualized.
3Loans and leases include loans held for sale, loan premiums and unearned fees.
4Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans and leases include average balances of $27.4 million and $28.1 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2020 and 2019 six-month periods, respectively.
5Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
6Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our net interest income for our Banking segment. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the three and six months ended December 31, 2020 and 2019:

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
	2020 vs 2019			2020 vs 2019
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
Increase / (decrease) in interest income:
Loans and leases	$20,856	$(11,131)	$9,725	$37,072	$(20,556)	$16,516
Interest-earning deposits in other financial institutions	2,290	(4,600)	(2,310)	4,588	(9,833)	(5,245)
Mortgage-backed and other investment securities	14	6	20	165	130	295
Stock of the regulatory agencies, at cost	(188)	(124)	(312)	(191)	(217)	(408)
	$22,972	$(15,849)	$7,123	$41,634	$(30,476)	$11,158
Increase / (decrease) in interest expense:
Interest-bearing demand and savings	$9,802	$(18,933)	$(9,131)	$16,350	$(39,739)	$(23,389)
Time deposits	(3,465)	(4,067)	(7,532)	(5,919)	(6,595)	(12,514)
Advances from the FHLB	(3,097)	(72)	(3,169)	(3,463)	(98)	(3,561)
Borrowings, subordinated notes and debentures	130	—	130	262	—	262
	$3,370	$(23,072)	$(19,702)	$7,230	$(46,432)	$(39,202)
The Banking segment’s net interest income for the three and six months ended December 31, 2020 totaled $132.2 million and $255.2 million, an increase of 25.5% and 24.6%, compared to net interest income of $105.3 million and $204.8 million for the three and six months ended December 31, 2019, respectively. The growth of net interest income for both the three and six months ended December 31, 2020 is primarily due to an increase in average earning assets and a reduction in the rates paid on interest-bearing demand and savings deposits due to decreases in prevailing deposit rates across the industry.
The Banking segment’s non-interest income increased $6.1 million from $16.2 million to $22.3 million and increased $20.5 million from $32.0 million to $52.5 million for the three and six months ended December 31, 2020 compared to the three and six months ended December 31, 2019, respectively. The $6.1 million increase in non-interest income for the three months ended December 31, 2020, was primarily the result of an increase of $7.9 million in mortgage banking income, partially offset by a decrease of $1.8 million in gain on sale-other, as certain sales of lottery receivables in the three months ended December 31, 2019 did not recur in the three months ended December 31, 2020. The $20.5 million increase in non-interest income for the six months ended December 31, 2020, was primarily the result of a $24.7 million increase in mortgage banking income, $1.5 million increase in banking and service fees, partially offset by a decrease of $5.3 million in gain on sale-other, as certain sales of lottery receivables in the six months ended December 31, 2019 did not recur in the six months ended December 31, 2020.
The Banking segment’s non-interest expense increased $9.2 million and $19.8 million for the three and six months ended December 31, 2020 compared to the three and six months ended December 31, 2019, respectively. For the three months ended December 31, 2020 compared to the three months ended December 31, 2019, the $9.2 million increase of non-interest expense was primarily due to a $5.9 million increase of salaries and related expenses related to an increase in staffing to support the overall growth of the Bank, a $2.4 million increase in data processing expense, an increase of $1.7 million in FDIC and regulatory fees due to a small bank assessment credit received from the FDIC during the three months ended December 31, 2019 that did not recur in 2020, and a $1.6 million increase in professional services, partially offset by a $1.4 million decrease in other and general expense and a $0.7 million decrease in advertising and promotional expense. For the six months ended December 31, 2020 compared to the six months ended December 31, 2019, the $19.8 million increase was primarily due to a $9.1 million increase in salaries and related expenses related to an increase in staffing to support the overall growth of the Bank, a $5.7 million increase in professional services, an increase of $4.1 million in FDIC and regulatory fees due to a small bank assessment credit received during the six months ended December 31, 2019 that did not recur in 2020, and a $2.5 million increase in data processing expense, a $0.7 million increase in depreciation and amortization, partially offset by a decrease of $2.5 million decrease in advertising and promotional expense.
Securities Business
For the three months ended December 31, 2020, our Securities Business segment had a loss before taxes of $0.5 million compared to a loss before taxes of $0.1 million for the three months ended December 31, 2019. For the six months ended December 31, 2020, our Securities Business segment had a loss before taxes of $1.2 million compared to income before taxes of $0.3 million for the six months ended December 31, 2020.
Net interest income for the three months ended December 31, 2020, increased $0.3 million to $4.3 million compared to $4.0 million for the three months ended December 31, 2019. Net interest income for the six months ended December 31, 2020 at $9.2 million was flat compared to $9.2 million for the six months ended December 31, 2019. The $0.3 million increase for the three months ended December 31, 2020 was primarily a result of growth in earning assets, partially offset by decreases in prevailing market rates. The negligible change for the six months ended December 31, 2020 was due to decreases in prevailing market rates, offset by growth in earning assets and decreased borrowing costs. In the Securities Business, interest is earned through margin loan balances, securities borrowed, and cash deposit balances. Interest expense is incurred from cash borrowed through bank lines and securities lending.
The non-interest income during the three months ended December 31, 2020, was $6.6 million compared to $6.3 million for the three months ended December 31, 2019. The increase was primarily the result of a $0.3 million increase to $6.4 million of broker-dealer fee income primarily due to increased volumes in trading and securities lending, partially offset by decreases in the prevailing deposit rates. Non-interest income during the six months ended December 31, 2020 was $12.4 million compared to $12.7 million for the six months ended December 31, 2019. The decrease was primarily the result of a $0.4 million decrease to $12.2 million of broker-dealer fee income primarily due to decreases in the prevailing deposit rates, partially offset by increased volumes in trading and securities lending.
Non-interest expense was $11.3 million and $22.7 million during the three and six months ended December 31, 2020 compared to $10.5 million and $21.5 million for the three and six months ended December 31, 2019, respectively.
Non-interest expense increased $0.9 million for the three months ended December 31, 2020, primarily the result of a $1.1 million increase in professional services and a $0.6 million increase in broker-dealer clearing charges, partially offset by a decrease of $0.6 million decrease in salaries and related expenses. For the three months ended December 31, 2020, non-interest expense was primarily made up of $4.1 million in salaries and related expenses related to staffing, $2.5 million in broker-dealer clearing charges, $1.3 million in data processing, $1.4 million in professional services and $1.0 million in other and general expense. For the three months ended December 31, 2019, non-interest expense was primarily made up of $4.7 million in salaries and related expenses related to staffing, $1.9 million in broker-dealer clearing charges, $1.4 million in data processing, $0.3 million in professional services and $1.1 million in other and general expense.
Non-interest expense increased $1.1 million for the six months ended December 31, 2020, primarily the result of a $1.0 million increase in professional services and a $0.8 million increase in broker-dealer clearing charges, partially offset by a $0.2 million decrease in salaries and related expenses and a $0.3 million decrease in other general and administrative expenses. For the six months ended December 31, 2020, non-interest expense was primarily made up of $9.1 million in salaries and related expenses related to staffing, $4.7 million in broker-dealer clearing charges, $2.7 million in data processing, $2.3 million in professional services, $1.8 million in other and general expense and $1.3 million in depreciation and amortization expense. For the six months ended December 31, 2019, non-interest expense was primarily made up of $9.3 million in salaries and related expenses related to staffing, $3.9 million in broker-dealer clearing charges, $2.8 million in data processing, $1.3 million in professional services, $2.1 million in other and general expense, and $1.2 million in depreciation and amortization expense.

Selected information concerning the Securities segment follows as of and for the three months ended:

	December 31,
(Dollars in thousands)	2020	2019
Compensation as a % of net revenue	33.2%	37.9%
FDIC insured program balances (end of period)	$772,801	$357,629
Customer margin balances (end of period)	$231,189	$226,231
Customer funds on deposit, including short credits (end of period)	$313,297	$96,237

Clearing:
Total tickets	1,314,534	744,365
Correspondents (end of period)	63	63

Securities lending:
Interest-earning assets – stock borrowed (end of period)	$317,571	$168,114
Interest-bearing liabilities – stock loaned (end of period)	$362,170	$206,199
FINANCIAL CONDITION
Balance Sheet Analysis
Total assets increased $541.4 million, or 3.9%, to $14.4 billion, as of December 31, 2020, up from $13.9 billion at June 30, 2020. The increase in total assets was mainly due to an increase of $978.2 million in net loans and leases held for investment and an increase of $95.2 million in securities borrowed, partially offset by a decrease in cash and cash equivalents of $507.3 million. Total liabilities increased $484.7 million, primarily from increased borrowings of $182.7 million, an increase in customer, broker-dealer and clearing payables of $127.9 million, growth in deposits of $126.4 million, and an increase of $106.2 million in securities loaned, partially offset by a decrease of $60.0 million in advances from the FHLB.
Loans
Net loans and leases held for investment increased 9.2% to $11.6 billion at December 31, 2020 from $10.6 billion at June 30, 2020. The increase in the loan and lease portfolio was primarily due to loan and lease originations of $2.5 billion and mortgage warehouse loan originations of $0.7 billion, partially offset by loan and lease repayments and other adjustments of $2.2 billion and an adjustment of approximately $47.3 million to the allowance for credit losses - loans resulting from the adoption of ASC 326 during the six months ended December 31, 2020.
The following table sets forth the composition of the loan and lease portfolio as of the dates indicated:

	December 31, 2020		June 30, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single Family - Mortgage & Warehouse	$5,252,810	44.7%	$4,722,304	44.1%
Multifamily and Commercial Mortgage	2,363,024	20.1%	2,263,054	21.1%
Commercial Real Estate	2,720,922	23.2%	2,297,920	21.5%
Commercial & Industrial - Non-RE	933,081	7.9%	885,320	8.3%
Auto & Consumer	327,340	2.8%	341,365	3.1%
Other	151,496	1.3%	193,479	1.8%
Total gross loans and leases	11,748,673	100.0%	10,703,442	100.0%
Allowance for loan and lease losses	(136,393)		(75,807)
Unaccreted discounts and loan and lease fees	(2,696)		3,714
Total net loans and leases	$11,609,584		$10,631,349
The Bank originates some single family interest only loans with terms that include repayments that are less than the repayments for fully amortizing loans. The Bank’s lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Bank monitors and performs reviews of interest only loans. Adverse trends reflected in the Company’s delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of December 31, 2020, the Company had $1.3 billion of interest only mortgage loans.
Asset Quality and Allowance for Loan and Lease Losses
Non-performing Assets
Non-performing loans are comprised of loans past due 90 days or more on nonaccrual status and other nonaccrual loans. Non-performing assets include non-performing loans plus other real estate owned and repossessed vehicles. At December 31, 2020, our non-performing loans totaled $169.3 million, or 1.44% of total gross loans and our non-performing loans and foreclosed assets or “non-performing assets” totaled $175.6 million, or 1.22% of total assets.
Non-performing assets consisted of the following as of the dates indicated:

(Dollars in thousands)	December 31, 2020	June 30, 2020	Inc (Dec)
Non-performing assets:
Non-accrual loans and leases:
Single Family - Mortgage & Warehouse	$117,189	$84,030	33,159
Multifamily and Commercial Mortgage	32,130	3,425	28,705
Commercial Real Estate	16,631	—	16,631
Commercial & Industrial - Non-RE	2,960	213	2,747
Auto & Consumer	354	273	81
Other	—	—	—
Total non-performing loans	169,264	87,941	81,323
Foreclosed real estate	6,114	6,114	—
Repossessed—Auto and RV	182	294	(112)
Total non-performing assets	$175,560	$94,349	$81,211
Total non-performing loans as a percentage of total loans	1.44%	0.82%	0.62%
Total non-performing assets as a percentage of total assets	1.22%	0.68%	0.54%
Total non-performing assets increased from $94.3 million at June 30, 2020 to $175.6 million at December 31, 2020. The increase in non-performing assets of approximately $81.2 million, was primarily attributable to single family, multifamily and commercial real estate loans. Non-performing single family mortgages increased $33.2 million to $117.2 million between June 30, 2020 and December 31, 2020 primarily as a result of loans coming off forbearance temporarily granted due to COVID-19. The Company ended forbearance for all single family mortgage borrowers during the quarter ended September 30, 2020. The weighted average LTV of the non-performing single family mortgage loans was 58.8% at December 31, 2020. Non-performing multifamily mortgage loans increased $28.7 million to $32.1 million as a result of decline on a macroeconomic level. The weighted average LTV of the non-performing multifamily mortgage loans was 53.7% at December 31, 2020. The weighted average LTV of the non-performing commercial real estate loans was 47.0% at December 31, 2020
The Bank had no performing troubled debt restructurings at December 31, 2020 and June 30, 2020. A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent or temporary modifications of principal and interest payments or an extension of maturity dates. When a loan is delinquent and classified as a troubled debt restructuring no interest is accrued until the borrower demonstrates over time (typically six months) that it can make payments. When a loan is considered a troubled debt restructuring and is on nonaccrual, it is considered non-performing and included in the table above.

Allowance for Credit Losses - Loans

On July 1, 2020, the Company adopted ASC 326. The update replaces the historical incurred loss model to a current expected loss model, resulting, generally, in earlier recognition of loss. Refer to Note 1 - Summary of Significant Accounting Policies within this Form 10-Q for the Quarterly Period ended December 31, 2020 for further detail on the accounting adoption along with detail of the processes involved in determining the allowance for credit losses under the new guidance.

The following table reflects management’s allocation of the allowance for credit losses - loans by loan category and the ratio of each loan category to total loans as of the dates indicated:

	December 31, 2020		June 30, 2020
(Dollars in thousands)	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
Single Family Real Estate	$32,727	24.0%	$25,901	34.2%
Multifamily Real Estate	12,889	9.4%	4,718	6.2%
Commercial Real Estate	56,715	41.7%	21,052	27.8%
Commercial and Industrial - Non-RE	19,129	14.0%	9,954	13.1%
Consumer and Auto	7,413	5.4%	9,461	12.5%
Other	7,520	5.5%	4,721	6.2%
Total	$136,393	100.0%	$75,807	100.0%
The provision for credit losses was $8.0 million and $4.5 million for the three months ended December 31, 2020 and 2019, respectively. The provision for credit losses was $19.8 million and $7.2 million for the six months ended December 31, 2020 and 2019, respectively. The increase in the provision for credit losses for the three and six months ended December 31, 2020, were primarily due to loan growth, updates on a macroeconomic level relating to COVID-19 and a change in the provision for the credit loss methodology from the incurred loss model to a current expected credit loss model as described under “Critical Accounting Policies”. We believe that the lower average LTV in the Bank’s mortgage loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks. The resolution of the Bank’s existing other real estate owned and non-performing loans should not have a significant adverse impact on our operating results.
Investment Securities
Total investment securities were $210.2 million as of December 31, 2020, compared with $187.7 million at June 30, 2020. During the six months ended December 31, 2020, we purchased securities for $57.7 million and received principal repayments of approximately $56.1 million in our available-for-sale portfolio. The remainder of the change for the available-for-sale portfolio is attributable to accretion and other activities.

Deposits
Deposits increased a net $126.4 million, or 1.1%, to $11.5 billion at December 31, 2020, from $11.3 billion at June 30, 2020. Non-interest bearing deposits increased $265.3 million, or 13.7%, to $2.2 billion at December 31, 2020, from $1.9 billion at June 30, 2020. Total interest-bearing deposits decreased $138.8 million and total time deposits decreased by $435.2 million as higher costing deposits matured.
The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	December 31, 2020		June 30, 2020
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$2,201,932	—%	$1,936,661	—%
Interest-bearing:
Demand	4,022,562	0.24%	3,456,127	0.37%
Savings	3,427,123	0.38%	3,697,188	0.78%
Total interest-bearing demand and savings	7,449,685	0.31%	7,153,315	0.58%
Time deposits:
$250 and under[2]	1,240,713	1.73%	1,584,034	2.12%
Greater than $250	570,806	1.36%	662,684	1.39%
Total time deposits	1,811,519	1.61%	2,246,718	1.91%
Total interest bearing[2]	9,261,204	0.56%	9,400,033	0.90%
Total deposits	$11,463,136	0.45%	$11,336,694	0.75%
1 Based on weighted-average stated interest rates at end of period.
2 The total interest-bearing includes brokered deposits of $1,297.4 million and $1,318.0 million as of December 31, 2020 and June 30, 2020, respectively, of which $419.6 million and $603.6 million, respectively, are time deposits classified as $250 and under.

The following table sets forth the number of deposit accounts by type as of the date indicated:

	December 31, 2020	June 30, 2020	December 31, 2019
Non-interest bearing, prepaid and other	30,068	3,361,965	4,372,046
Checking and savings accounts	314,145	310,463	303,033
Time deposits	15,797	18,450	22,154
Total number of deposit accounts	360,010	3,690,878	4,697,233
Our non-interest bearing, prepaid and other accounts contained two omnibus accounts that when condensed for regulatory reporting purposes result in 27,108 accounts at June 30, 2020 and 21,104 accounts as of December 31, 2019. The two omnibus accounts represented $351.9 million and $282.5 million at June 30, 2020 and December 31, 2019, respectively. The decrease in the number of accounts is the result of the termination of our third-party prepaid card relationships, such as H&R Block, due to the reduction of our interchange fees effective July 1, 2020 as a result of the Durbin Amendment. See the Regulation of Banking Business in our Form 10-K for the year ended June 30, 200 for additional information.

Borrowings
    The following table sets forth the composition of our borrowings and the interest rates at the dates indicated:

	December 31, 2020		June 30, 2020		December 31, 2019
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB Advances	$182,500	2.21%	$242,500	2.22%	$257,500	2.28%
Borrowings, subordinated notes and debentures	418,480	3.45%	235,789	5.18%	62,233	6.30%
Total borrowings	$600,980	3.07%	$478,289	3.68%	$319,733	3.06%

Weighted average cost of borrowings during the quarter	2.97%		1.26%		2.24%
Borrowings as a percent of total assets	4.18%		3.45%		2.60%

At December 31, 2020, total borrowings amounted to $601.0 million, up $122.7 million, or 25.7%, from June 30, 2020 and up $281.2 million or 88.0% from December 31, 2019. Borrowings as a percent of total assets were 4.18%, 3.45% and 2.60% at December 31, 2020, June 30, 2020 and December 31, 2019, respectively. Weighted average cost of borrowings during the quarter were 2.97%, 1.26% and 2.24% for the quarters ended December 31, 2020, June 30, 2020 and December 31, 2019, respectively.
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
Stockholders’ Equity
    Stockholders’ equity increased $56.6 million to $1,287.5 million at December 31, 2020 compared to $1,230.8 million at June 30, 2020. The increase was the result of our net income for the six months ended December 31, 2020 of $107.8 million, stock compensation expense of $5.7 million, a $2.2 million increase in other comprehensive income, net of tax, partially offset by $0.1 million for dividends declared on preferred stock, $5.2 million for the redemption of the series-A preferred stock, $16.8 million for common stock repurchases, and an opening day adjustment of $37.1 million for the change to ASC 326 - refer to Note 1 - Summary of Significant Accounting Policies for further detail of the adoption.
During the six months ended December 31, 2020, the Company repurchased a total of $16.8 million, or 753,597 common shares at an average price of $22.24 per share. The Company has $52.8 million remaining under the Board authorized stock repurchase program.
We redeemed in full the 515 outstanding shares of Series A-6% Cumulative Nonparticipating Perpetual Preferred Stock on October 20, 2020 at $10,000 per plus accrued dividends.

LIQUIDITY
Cash flow information is as follows:

	For the Six Months Ended
	December 31,
(Dollars in thousands)	2020	2019
Operating Activities	$284,417	$128,654
Investing Activities	$(1,015,293)	$(779,156)
Financing Activities	$223,552	$819,309
During the six months ended December 31, 2020, we had net cash inflows from operating activities of $284.4 million compared to inflows of $128.7 million for the six months ended December 31, 2019, primarily due to net income for each period. Net operating cash inflows and outflows fluctuate primarily due to the timing of the following: originations of loans held for sale, proceeds from loan sales, securities borrowed and loaned, and customer, broker-dealer and clearing receivables and payables.
Net cash outflows from investing activities totaled $1,015.3 million for the six months ended December 31, 2020, while outflows totaled $779.2 million for the six months ended December 31, 2019. The increase in outflows was primarily due to increased net originations of mortgage warehouse loans, partially offset by increased repayments on loans compared to the six months ended December 31, 2019.
Net cash inflows from financing activities totaled $223.6 million for the six months ended December 31, 2020, compared to net cash inflows from financing activities of $819.3 million for the six months ended December 31, 2019. The change was primarily due to reduced deposit growth partially offset by the net proceeds of $175.0 million of subordinated notes in the six months ended December 31, 2020.

During the six months ended December 31, 2020, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At December 31, 2020, the Company had $2,470.7 million available immediately and $2,499.7 million available with additional collateral. At December 31, 2020, we also had two unsecured federal funds purchase lines with two different banks totaling $175.0 million, under which no borrowings were outstanding.
The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At December 31, 2020, the Bank did not have any borrowings outstanding and the amount available from this source was $1,835.0 million. The credit line is collateralized by consumer loans and mortgage-backed securities. Additionally, the Bank can borrow through the Paycheck Protection Program Liquidity Facility (“PPPLF”). Advances under the PPPLF are collateralized by pledged Small Business Administration Paycheck Protection Program Loans. Advances under the PPPLF were $131.2 million at December 31, 2020, had interest rates of 0.35% and mature at the earlier of PPP borrower forgiveness or June 2022.
Axos Clearing has a total of $230 million uncommitted secured lines of credit available for borrowing as needed. As of December 31, 2020, there was $30.2 million outstanding. These credit facilities bear interest at rates based on the Federal Funds rate and are due upon demand.
Axos Clearing has a $50.0 million committed unsecured line of credit available for limited purpose borrowing. As of December 31, 2020, there was $22.2 million outstanding. This credit facility bears interest at rates based on the Federal Funds rate and are due upon demand.
We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies for the next 12 months and beyond. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.
OFF-BALANCE SHEET COMMITMENTS
At December 31, 2020, we had commitments to originate loans with an aggregate outstanding principal balance of $697.2 million, and commitments to sell loans with an aggregate outstanding principal balance of $124.7 million. We have no commitments to purchase loans, leases, investment securities or any other unused lines of credit.
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
Litigation. On October 15, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Golden v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Golden Case”). On November 3, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a second putative class action lawsuit styled Hazan v. BofI Holding, Inc., et al, and also brought in the United States District Court for the Southern District of California (the “Hazan Case”). On February 1, 2016, the Golden Case and the Hazan Case were consolidated as In re BofI Holding, Inc. Securities Litigation, Case #: 3:15-cv-02324-GPC-KSC (the “Class Action”), and the Houston Municipal Employees Pension System was appointed lead plaintiff. The plaintiffs allege that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a complaint filed in connection with a wrongful termination of employment lawsuit filed on October 13, 2015 (the “Employment Matter”) and that as a result the Company’s statements regarding its internal controls, as well as portions of its financial statements, were false and misleading. On March 21, 2018, the Court entered a final order dismissing the Class Action with prejudice. Subsequently, the plaintiff appealed, the Court overturned the dismissal and the Company is preparing a petition for a rehearing.

On April 3, 2017, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Mandalevy v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Mandalevy Case”). The Mandalevy Case seeks monetary damages and other relief on behalf of a putative class that has not been certified by the Court. The complaint in the Mandalevy Case (the “Mandalevy Complaint”) alleges a class period that differs from that alleged in the First Class Action, and that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a March 2017 media article. The Mandalevy Case has not been consolidated into the First Class Action. On December 7, 2018, the Court entered a final order granting the defendants’ motion and dismissing the Mandalevy Case with prejudice. Subsequently, the plaintiff filed a notice of appeal and the Court took the matter under advisement. On November 3, 2020, the Court issued a ruling affirming in part and reversing in part the District Court's Order dismissing the Class Action Second Amended Complaint.
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

CAPITAL RESOURCES AND REQUIREMENTS
Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our unaudited condensed consolidated financial statements. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for our Company and Bank. Information presented for December 31, 2020, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. At December 31, 2020, our Company and Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since December 31, 2020 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Company and Bank elected the CECL 5-year transition guidance for calculating regulatory capital ratios and the December 31, 2020 ratios include this election. This guidance allows an entity to add back to capital 100% of the capital impact from the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through June 30, 2023. This cumulative amount will then be phased out of regulatory capital over the next three years.
The Company’s and Bank’s estimated capital amounts, capital ratios and capital requirements under Basel III were as follows:

	Axos Financial, Inc.		Axos Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in millions)	December 31, 2020	June 30, 2020	December 31, 2020	June 30, 2020
Regulatory Capital:
Tier 1	$1,192	$1,106	$1,164	$1,080
Common equity tier 1	$1,192	$1,101	$1,164	$1,080
Total capital (to risk-weighted assets)	$1,525	$1,241	$1,264	$1,156

Assets:
Average adjusted	$13,733	$12,333	$12,823	$11,680
Total risk-weighted	$10,985	$9,817	$10,163	$9,160

Regulatory Capital Ratios:
Tier 1 leverage (core) capital to adjusted average assets	8.68%	8.97%	9.08%	9.25%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	10.85%	11.22%	11.45%	11.79%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	10.85%	11.27%	11.45%	11.79%	8.00%	6.00%
Total capital (to risk-weighted assets)	13.88%	12.64%	12.44%	12.62%	10.00%	8.00%
Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At December 31, 2020, our Company and Bank are in compliance with the capital conservation buffer requirement, which sets the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums to 7.0%, 8.5% and 10.5%, respectively.

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
The net capital positions of Axos Clearing were as follows:

(Dollars in thousands)	December 31, 2020	June 30, 2020
Net capital	$34,417	$34,022
Excess Capital	$28,941	$29,450

Net capital as a percentage of aggregate debit items	12.57%	14.88%
Net capital in excess of 5% aggregate debit items	$20,726	$22,593
Axos Clearing as a clearing broker, is subject to SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the benefit of customers. At December 31, 2020, the Company had a deposit requirement of $239.3 million and maintained a deposit of $277.9 million. On January 5, 2021, the company made a withdrawal of $35.1 million.
Certain broker-dealers have chosen to maintain brokerage customer accounts at Axos Clearing. To allow these broker-dealers to classify their assets held by the Company as allowable assets in their computation of net capital, the Company computes a separate reserve requirement for Proprietary Accounts of Brokers (PAB). At December 31, 2020, the Company had a deposit requirement of $44.1 million and maintained a deposit of $35.4 million. On January 5, 2021, the Company made a deposit in the amount of $9.2 million.
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

Banking Business
The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at December 31, 2020 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	December 31, 2020
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$1,110,306	$—	$—	$—	$1,110,306
Securities[1]	217,215	1,539	9,289	10,261	238,304
Stock of the regulatory agencies	17,250	—	—	—	17,250
Loans and leases—net of allowance for credit loss	7,128,762	1,434,246	3,101,261	36,263	11,700,532
Loans held for sale	78,056	—	—	—	78,056
Total interest-earning assets	8,551,589	1,435,785	3,110,550	46,524	13,144,448
Non-interest earning assets	—	—	—	—	156,716
Total assets	$8,551,589	$1,435,785	$3,110,550	$46,524	$13,301,164
Interest-bearing liabilities:
Interest-bearing deposits	$6,953,237	$1,812,506	$633,434	$40,385	$9,439,562
Advances from the FHLB	15,000	10,000	97,500	60,000	182,500
Borrowings, subordinated notes and debentures	229,465	—	—	14,000	243,465
Total interest-bearing liabilities	7,197,702	1,822,506	730,934	114,385	9,865,527
Other non-interest-bearing liabilities	—	—	—	—	2,231,480
Stockholders’ equity	—	—	—	—	1,204,157
Total liabilities and equity	$7,197,702	$1,822,506	$730,934	$114,385	$13,301,164
Net interest rate sensitivity gap	$1,353,887	$(386,721)	$2,379,616	$(67,861)	$3,278,921
Cumulative gap	$1,353,887	$967,166	$3,346,782	$3,278,921	$3,278,921
Net interest rate sensitivity gap—as a % of total interest earning assets	10.30%	(2.94)%	18.10%	(0.52)%	24.95%
Cumulative gap—as % of total interest earning assets	10.30%	7.36%	25.46%	24.95%	24.95%
1    Comprised of agency and non-agency mortgage-backed securities, municipal securities and other non-agency debt securities, which are classified as available-for-sale.
The above table provides an approximation of the projected re-pricing of assets and liabilities at December 31, 2020 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are based on historical experience. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience. Actual repayments of these instruments could vary substantially if future experience differs from our historic experience.
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

The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the future 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Bank assumes no growth in the balance sheet other than for retained earnings:

	As of December 31, 2020
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$558,304	10.2%	$509,509	7.8%
Base	$506,591	—%	$472,526	—%
Down 100 basis points	$505,061	(0.3)%	$474,617	0.4%
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
The following table indicates the sensitivity of market value of equity to the interest rate movement described above:

	As of December 31, 2020
(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$1,506,763	6.8%	11.2%
Up 200 basis points	$1,502,689	6.6%	11.0%
Up 100 basis points	$1,454,314	3.1%	10.6%
Base	$1,410,291	—%	10.2%
Down 100 basis points	$1,271,148	(9.9)%	9.1%
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
At December 31, 2020, Axos Clearing held municipal obligations, these positions were classified as trading securities and had maturities greater than 10 years.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth our market repurchases of Axos common stock and the Axos common shares retained in connection with net settlement of restricted stock awards during the quarter ended December 31, 2020.

(Dollars in thousands, except per share data)	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases[1]
Quarter Ended December 31, 2020
October 1, 2020 to October 31, 2020	171,348	$23.43	171,348	$52,764
November 1, 2020 to November 30, 2020	—	$—	—	$—
December 1, 2020 to December 31, 2020	—	$—	—	$—
For the Three Months Ended December 31, 2020	171,348	$23.43	171,348	$52,764

Stock Retained in Net Settlement[2]
October 1, 2020 to October 31, 2020	1,294
November 1, 2020 to November 30, 2020	325
December 1, 2020 to December 31, 2020	15,874
For the Three Months Ended December 31, 2020	17,493
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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION

    On January 25, 2021, the Company filed a Certificate of Elimination with the Secretary of the State of Delaware eliminating from the Certificate of Incorporation all matters set forth in the Certificate of Designations with respect to its Series A - 6% Cumulative Nonparticipating Perpetual Preferred Stock Convertible through January 2009 (the “Series A Preferred Stock”). No shares of the Series A Preferred Stock were outstanding at the time of the filing of the Certificate of Elimination and all outstanding shares of the Series A Preferred Stock were redeemed on October 30, 2020. The Certificate of Elimination was effective on filing and related to the Series A Preferred Stock is attached as Exhibit 3.1.8 to this Quarterly Report on Form 10-Q.

ITEM 6.EXHIBITS

Exhibit Number	Description	Incorporated By Reference to

3.1.8	Certificate of Elimination relating to the Series A - 6% Cumulative Nonparticipating Perpetual Preferred Stock Convertible through January 2009, filed with the Delaware Secretary of State on January 25, 2021.	Filed herewith.

4.1	Indenture, dated as of March 3, 2016, between Axos Financial, Inc. and U.S. Bank National Association, as trustee	Exhibit 4.1 to the Current Report on 8-K filed on September 18, 2020.

4.2	Second Supplemental Indenture, dated as of September 18, 2020, between Axos Financial, Inc. and U.S. Bank National Association, as trustee	Exhibit 4.2 to the Current Report on 8-K filed on September 18, 2020.

4.3	Form of Global Note to represent the 4.875% Fixed-to-Floating Rate Subordinated Notes due 2030 of Axos Financial, Inc.	Exhibit 4.3 to the Current Report on 8-K filed on September 18, 2020.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Definition Document	Filed herewith.

101.INS	XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Axos Financial, Inc.

Dated:	January 28, 2021	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	January 28, 2021	By:	/s/ Andrew J. Micheletti
Andrew J. Micheletti Executive Vice President and Chief Financial Officer (Principal Financial Officer)