Form 10-Q
period 2021-03-31
Axos Financial, Inc.
filed 2021-04-29
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock on the last practicable date: 59,238,296 shares of common stock, $0.01 par value per share, as of April 21, 2021.

AXOS FINANCIAL, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except par and stated value)	March 31, 2021	June 30, 2020
ASSETS
Cash and cash equivalents	$1,148,052	$1,756,477
Cash segregated for regulatory purposes	294,903	194,042
Total cash, cash equivalents, and cash segregated	1,442,955	1,950,519
Securities:
Trading	254	105
Available-for-sale	218,962	187,627
Stock of regulatory agencies	20,627	20,610
Loans held for sale, carried at fair value	61,500	51,995
Loans held for sale, lower of cost or fair value	13,371	44,565
Loans and leases—net of allowance for credit losses of $138.1 million as of March 31, 2021 and $75.8 million as of June 30, 2020	11,711,215	10,631,349
Mortgage servicing rights, carried at fair value	16,631	10,675
Other real estate owned and repossessed vehicles	6,804	6,408
Goodwill and other intangible assets—net	118,133	125,389
Securities borrowed	543,538	222,368
Customer, broker-dealer and clearing receivables	351,063	220,266
Other assets	322,821	380,024
TOTAL ASSETS	$14,827,874	$13,851,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$2,619,157	$1,936,661
Interest bearing	8,993,344	9,400,033
Total deposits	11,612,501	11,336,694
Advances from the Federal Home Loan Bank	172,500	242,500
Borrowings, subordinated notes and debentures	365,753	235,789
Securities loaned	649,837	255,945
Customer, broker-dealer and clearing payables	483,677	347,614
Accounts payable and accrued liabilities and other liabilities	197,956	202,512
Total liabilities	13,482,224	12,621,054
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.01 par value; 1,000,000 shares authorized:
Series A—$10,000 stated value and liquidation preference per share; 0 shares issued and outstanding as of March 31, 2021 and 515 shares issued and outstanding as of June 30, 2020	—	5,063
Common stock—$0.01 par value; 150,000,000 shares authorized; 67,902,239 shares issued and 59,237,765 shares outstanding as of March 31, 2021; 67,323,053 shares issued and 59,612,635 shares outstanding as of June 30, 2020	679	673
Additional paid-in capital	427,663	411,873
Accumulated other comprehensive income (loss)—net of tax	2,293	(937)
Retained earnings	1,133,473	1,009,299
Treasury stock, at cost; 8,664,474 shares as of March 31, 2021 and 7,710,418 shares as of June 30, 2020	(218,458)	(195,125)
Total stockholders’ equity	1,345,650	1,230,846
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,827,874	$13,851,900

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except earnings per common share)	2021	2020	2021	2020
INTEREST AND DIVIDEND INCOME:
Loans and leases, including fees	$147,936	$175,065	$436,445	$445,554
Securities borrowed and customer receivables	4,453	3,818	14,196	13,025
Investments	3,285	6,180	10,301	20,117
Total interest and dividend income	155,674	185,063	460,942	478,696
INTEREST EXPENSE:
Deposits	14,034	31,254	49,683	102,974
Advances from the Federal Home Loan Bank	992	3,952	3,690	10,211
Securities loaned	453	115	832	564
Other borrowings	4,526	1,126	9,649	4,608
Total interest expense	20,005	36,447	63,854	118,357
Net interest income	135,669	148,616	397,088	360,339
Provision for credit losses	2,700	28,500	22,500	35,700
Net interest income, after provision for credit losses	132,969	120,116	374,588	324,639
NON-INTEREST INCOME:
Prepayment penalty fee income	1,342	1,406	4,289	4,824
Gain on sale – other	214	608	704	6,354
Mortgage banking income	9,037	2,955	39,255	7,973
Broker-dealer fee income	7,942	6,329	19,931	17,540
Banking and service fees	5,352	20,244	24,281	37,594
Total non-interest income	23,887	31,542	88,460	74,285
NON-INTEREST EXPENSE:
Salaries and related costs	38,545	36,257	115,367	106,932
Data processing	10,171	6,563	27,772	21,784
Depreciation and amortization	5,865	6,197	17,913	17,461
Advertising and promotional	4,261	3,887	10,600	11,720
Professional services	5,712	3,231	17,340	7,932
Occupancy and equipment	3,096	2,919	9,239	8,879
FDIC and regulatory fees	3,107	2,013	8,400	3,143
Broker-dealer clearing charges	3,278	2,180	7,986	6,048
General and administrative expense	6,772	8,543	18,033	20,323
Total non-interest expense	80,807	71,790	232,650	204,222
INCOME BEFORE INCOME TAXES	76,049	79,868	230,398	194,702
INCOME TAXES	22,404	23,811	68,946	56,564
NET INCOME	$53,645	$56,057	$161,452	$138,138
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$53,645	$55,980	$161,262	$137,906
COMPREHENSIVE INCOME	$54,687	$53,578	$164,682	$135,396
Basic earnings per common share	$0.91	$0.92	$2.72	$2.25
Diluted earnings per common share	$0.89	$0.91	$2.67	$2.23
See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2021	2020	2021	2020
NET INCOME	$53,645	$56,057	$161,452	$138,138
Net unrealized gain (loss) from available-for-sale securities, net of tax expense (benefit) of $460 and $(1,032) for the three and $1,400 and $(1,142) for the nine months ended March 31, 2021 and 2020, respectively.	1,042	(2,479)	3,230	(2,742)
Other comprehensive income (loss)	1,042	(2,479)	3,230	(2,742)
Comprehensive income	$54,687	$53,578	$164,682	$135,396

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2021
	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—December 31, 2020	—	$—	67,668,664	(8,595,842)	59,072,822	$677	$420,895	$1,079,828	$1,251	$(215,169)	$1,287,482
Net income	—	—	—	—	—	—	—	53,645	—	—	53,645
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	1,042	—	1,042
Stock-based compensation expense and restricted stock unit vesting	—	—	233,575	(68,632)	164,943	2	6,768	—	—	(3,289)	3,481
BALANCE—March 31, 2021	—	$—	67,902,239	(8,664,474)	59,237,765	$679	$427,663	$1,133,473	$2,293	$(218,458)	$1,345,650

	For the Nine Months Ended March 31, 2021
	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2020	515	$5,063	67,323,053	(7,710,418)	59,612,635	$673	$411,873	$1,009,299	$(937)	$(195,125)	$1,230,846
Cumulative effect of change in accounting principle net of tax, adoption of ASU No. 2016-13	—	—	—	—	—	—	—	(37,088)	—	—	(37,088)
Net income	—	—	—	—	—	—	—	161,452	—	—	161,452
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	3,230	—	3,230
Cash dividends on preferred stock	—	—	—	—	—	—	—	(103)	—	—	(103)
Preferred stock - Series A redemption	(515)	(5,063)	—	—	—	—	—	(87)	—	—	(5,150)
Purchase of treasury stock	—	—	—	(753,597)	(753,597)	—	—	—	—	(16,757)	(16,757)
Stock-based compensation expense and restricted stock unit vesting	—	—	579,186	(200,459)	378,727	6	15,790	—	—	(6,576)	9,220
BALANCE—March 31, 2021	—	$—	67,902,239	(8,664,474)	59,237,765	$679	$427,663	$1,133,473	$2,293	$(218,458)	$1,345,650

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

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
(Dollars in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$161,452	$138,138
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization on securities, net	(124)	392
Net accretion of discounts on loans and leases	(4,717)	(35,186)
Amortization of borrowing costs	1,431	156
Amortization of operating lease right of use asset	7,965	7,889
Stock-based compensation expense	15,796	16,791
Provision for credit losses	22,500	35,700
Deferred income taxes	(10,388)	(12,872)
Origination of loans held for sale	(1,349,683)	(1,286,230)
Unrealized (gain) loss on loans held for sale	781	(574)
Gain on sales of loans held for sale	(39,959)	(14,327)
Proceeds from sale of loans held for sale	1,378,323	1,296,148
Amortization and change in fair value of mortgage servicing rights	5,266	3,869
(Gain) loss on sale of other real estate and foreclosed assets	(113)	(118)
Depreciation and amortization	17,913	17,461
Net changes in assets and liabilities which provide (use) cash:
Securities borrowed	(321,170)	90,890
Customer, broker-dealer and clearing receivables	(130,797)	15,839
Other assets	40,204	11,685
Securities loaned	393,892	(121,769)
Customer, broker-dealer and clearing payables	136,063	79,496
Accounts payable and other liabilities	(11,908)	(21,416)
Net cash provided by operating activities	312,727	221,962
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(66,617)	(244,530)
Proceeds from repayment of securities	57,518	276,782
Purchase of stock of regulatory agencies	(17)	(48,088)
Proceeds from redemption of stock of regulatory agencies	—	44,531
Origination of loans and leases held for investment	(3,936,776)	(5,363,107)
Proceeds from sale of loans and leases held for investment	18,011	24,667
Mortgage warehouse loans activity, net	(493,764)	(130,231)
Proceeds from sales of other real estate owned and repossessed assets	839	704
Purchases of loans and leases, net of discounts and premiums	(2,184)	—
Principal repayments on loans and leases	3,305,931	4,461,594
Purchases of furniture, equipment, software and intangibles	(8,986)	(9,956)
Net cash used in investing activities	(1,126,045)	(987,634)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	275,807	584,165
Proceeds from the Federal Home Loan Bank term advances	—	60,000
Payments of the Federal Home Loan Bank term advances	(65,000)	(30,000)
Net (repayment) proceeds of Federal Home Loan Bank other advances	(5,000)	282,000
Net proceeds (repayments) of other borrowings	7,281	(92,800)
Redemption of subordinated notes	(51,000)	—
Tax payments related to settlement of restricted stock units	(6,576)	(4,715)
Redemption of preferred stock, Series A	(5,150)	—
Repurchase of treasury stock	(16,757)	(35,838)
Cash dividends paid on preferred stock	(103)	(309)
Payment of debt issuance costs	(2,748)	—
Proceeds from issuance of subordinated notes	175,000	—
Net cash provided by financing activities	305,754	762,503
NET CHANGE IN CASH AND CASH EQUIVALENTS	(507,564)	(3,169)
CASH AND CASH EQUIVALENTS—Beginning of year	$1,950,519	$857,368
CASH AND CASH EQUIVALENTS—End of period	$1,442,955	$854,199

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$59,154	$117,808
Income taxes paid	$72,236	$42,020
Transfers to other real estate and repossessed vehicles	$1,223	$853
Transfers from loans and leases held for investment to loans held for sale	$8,680	$40,025
Transfers from loans held for sale to loans held for investment	$28,125	$—
Loans and leases held for investment sold, cash not received	$—	$18,662
Operating lease liabilities for obtaining right of use assets	$—	$82,940
Impact of adoption of ASU No. 2016-13 on retained earnings	$37,088	$—
See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2021 AND 2020
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
The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the nine months ended March 31, 2021 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2020 included in our Annual Report on Form 10-K.

As a result of the change from adopting Accounting Standard Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments” and all subsequent amendments that modified ASU 2016-13 (collectively, “ASC 326”) on July 1, 2020, the Company updated categorization of the loan portfolio. For comparability purposes, certain reclassifications have been made to the presentation of loan categories as of June 30, 2020 and as of and for the nine months then ended March 31, 2020 to conform with current presentation adopted under ASC 326. The Company reclassified its loan categories to align with the classes adopted for the measurement of credit losses under ASC 326. The reclassification had no impact on the total loan balances or the allowance for credit losses - loans.

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
The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2021 and June 30, 2020. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	March 31, 2021
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Municipal	$—	$254	$—	$254
Securities—Available-for-Sale:
Agency Debt[1]	$—	$1,800	$—	$1,800
Agency RMBS[1]	—	17,918	—	17,918
Non-Agency RMBS[2]	—	—	17,377	17,377
Municipal	—	3,521	—	3,521
Asset-backed securities and structured notes	—	178,346	—	178,346
Total—Securities—Available-for-Sale	$—	$201,585	$17,377	$218,962
Loans Held for Sale	$—	$61,500	$—	$61,500
Mortgage servicing rights	$—	$—	$16,631	$16,631
Other assets—Derivative instruments	$—	$—	$8,595	$8,595
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$1,767	$1,767

	June 30, 2020
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Municipal	$—	$105	$—	$105
Securities—Available-for-Sale:
Agency Debt[1]	$—	$1,799	$—	$1,799
Agency RMBS[1]	—	16,826	—	16,826
Non-Agency RMBS[2]	—	—	18,332	18,332
Municipal	—	10,400	—	10,400
Asset-backed securities and structured notes	—	140,270	—	140,270
Total—Securities—Available-for-Sale	$—	$169,295	$18,332	$187,627
Loans Held for Sale	$—	$51,995	$—	$51,995
Mortgage servicing rights	$—	$—	$10,675	$10,675
Other assets—Derivative instruments	$—	$—	$9,131	$9,131
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$1,715	$1,715
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

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	March 31, 2021
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total
Opening balance	$17,135	$14,314	$7,979	$39,428
Included in earnings—Mortgage banking income	—	(1,221)	(1,151)	(2,372)
Included in other comprehensive income	913	—	—	913
Purchases, originations, issues, sales and settlements:
Purchases/originations	—	3,538	—	3,538
Settlements	(671)	—	—	(671)
Closing balance	$17,377	$16,631	$6,828	$40,836

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(1,221)	$(1,151)	$(2,372)

	For the Nine Months Ended
	March 31, 2021
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total
Opening Balance	$18,332	$10,675	$7,416	$36,423
Included in earnings—Mortgage banking income	—	(5,266)	(588)	(5,854)
Included in other comprehensive income	607	—	—	607
Purchases, originations, issues, sales and settlements:
Purchases/originations	—	11,222	—	11,222
Settlements	(1,562)	—	—	(1,562)
Closing balance	$17,377	$16,631	$6,828	$40,836

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(5,266)	$(588)	$(5,854)

	For the Three Months Ended
	March 31, 2020
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening balance	$12,787	$11,262	$1,017	$25,066
Included in earnings—Mortgage banking income	—	(2,597)	1,631	(966)
Included in other comprehensive income	(548)	—	—	(548)
Purchases, originations, issues, sales and settlements:
Purchases/originations	—	1,297	—	1,297
Settlements	(533)	—	—	(533)
Closing balance	$11,706	$9,962	$2,648	$24,316

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(2,597)	$1,631	$(966)

	For the Nine Months Ended
	March 31, 2020
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening Balance	$13,025	$9,784	$1,246	$24,055
Total gains or losses for the period:
Included in earnings—Mortgage banking income	—	(3,869)	1,402	(2,467)
Included in other comprehensive income	292	—	—	292
Purchases, originations, issues, sales and settlements:
Purchases/originations	—	4,047	—	4,047
Settlements	(1,611)	—	—	(1,611)
Closing balance	$11,706	$9,962	$2,648	$24,316

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(3,869)	$1,402	$(2,467)

The table below summarizes the quantitative information about level 3 fair value measurements as of the dates indicated:

	March 31, 2021
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Non-agency RMBS	$17,377	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	1.5 to 44.5% (8.8%) 1.5 to 6.3% (1.6%) 40.0 to 100.0% (76.9%) 2.7 to 7.0% (4.2%)
Mortgage Servicing Rights	$16,631	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	7.7 to 72.2% (12.0%) 0.7 to 7.8 (6.4) 9.5 to 14.0% (9.7%)
Derivative Instruments	$6,828	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.2 to 0.4% (0.2%)

	June 30, 2020
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Non-agency RMBS	$18,332	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	2.5 to 47.9% (26.1%) 0.5 to 4.5% (2.0%) 35.0 to 68.4% (50.1%) 2.9 to 9.4% (5.0%)
Mortgage Servicing Rights	$10,675	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	4.7 to 39.6% (11.4%) 1.6 to 7.7 (6.2) 9.5 to 14.0% (9.8%)
Derivative Instruments	$7,416	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	(0.3) to 0.8% (0.2%)

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
The table below summarizes assets measured for impairment on a non-recurring basis:

	March 31, 2021
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$6,538	$6,538
Autos and RVs	—	—	266	266
Total	$—	$—	$6,804	$6,804

	June 30, 2020
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$6,114	$6,114
Autos and RVs	—	—	294	294
Total	$—	$—	$6,408	$6,408
Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $6,804 after charge-offs of $0 for the nine months ended March 31, 2021.
The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due nor on nonaccrual as of March 31, 2021 and June 30, 2020.
As of March 31, 2021 and June 30, 2020, the aggregate fair value of loans held for sale, carried at fair value, contractual balance (including accrued interest), and unrealized gain was as follows:

(Dollars in thousands)	March 31, 2021	June 30, 2020
Aggregate fair value	$61,500	$51,995
Contractual balance	59,985	49,700
Unrealized gain	$1,515	$2,295
The total amount of gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2021	2020	2021	2020
Interest income	$387	$216	$1,189	$812
Change in fair value	(1,829)	2,228	(1,369)	1,976
Total	$(1,442)	$2,444	$(180)	$2,788

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	March 31, 2021
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Other real estate owned and foreclosed assets:
Single family real estate	$6,538	Sales comparison approach	Adjustment for differences between the comparable sales	(3.7) to 1.7% ((0.2)%)
Autos and RVs	$266	Sales comparison approach	Adjustment for differences between the comparable sales	0.0 to 19.7% (0.0%)

	June 30, 2020
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Other real estate owned and foreclosed assets:
Single family real estate	$6,114	Sales comparison approach	Adjustment for differences between the comparable sales	18.7 to 18.7% (18.7%)
Autos and RVs	$294	Sales comparison approach	Adjustment for differences between the comparable sales	(24.6) to 44.2% (2.8%)
1 For other real estate owned and foreclosed assets the ranges shown may vary positively or negatively based on the comparable sales reported in the current appraisal. In certain instances, the range can be significant due to small sample sizes and in some cases the property being valued having limited comparable sales with similar characteristics at the time the current appraisal is conducted.

Fair value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments at March 31, 2021 and June 30, 2020 were as follows:

	March 31, 2021
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$1,442,955	$1,442,955	$—	$—	$1,442,955
Securities — trading	254	—	254	—	254
Securities — available-for-sale	218,962	—	201,585	17,377	218,962
Loans held for sale, at fair value	61,500	—	61,500	—	61,500
Loans held for sale, at lower of cost or fair value	13,371	—	—	13,416	13,416
Loans and leases held for investment—net	11,711,215	—	—	12,138,239	12,138,239
Securities borrowed	543,538	—	—	543,755	543,755
Customer, broker-dealer and clearing receivables	351,063	—	—	351,063	351,063
Mortgage servicing rights	16,631	—	—	16,631	16,631
Financial liabilities:
Total deposits	11,612,501	—	11,314,340	—	11,314,340
Advances from the Federal Home Loan Bank	172,500	—	173,682	—	173,682
Borrowings, subordinated notes and debentures	365,753	—	360,454	—	360,454
Securities loaned	649,837	—	—	652,111	652,111
Customer, broker-dealer and clearing payables	483,677	—	—	483,677	483,677

	June 30, 2020
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$1,950,519	$1,950,519	$—	$—	$1,950,519
Securities — trading	105	—	105	—	105
Securities — available-for-sale	187,627	—	169,295	18,332	187,627
Loans held for sale, at fair value	51,995	—	51,995	—	51,995
Loans held for sale, at lower of cost or fair value	44,565	—	—	44,625	44,625
Loans and leases held for investment—net	10,631,349	—	—	11,138,255	11,138,255
Securities borrowed	222,368	—	—	222,613	222,613
Customer, broker-dealer and clearing receivables	220,266	—	—	220,464	220,464
Mortgage servicing rights	10,675	—	—	10,675	10,675
Financial liabilities:
Total deposits	11,336,694	—	11,088,447	—	11,088,447
Advances from the Federal Home Loan Bank	242,500	—	254,114	—	254,114
Borrowings, subordinated notes and debentures	235,789	—	234,445	—	234,445
Securities loaned	255,945	—	—	256,790	256,790
Customer, broker-dealer and clearing payables	347,614	—	—	347,614	347,614

The methods and assumptions, not previously presented, used to estimate fair value are described as follows: Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans and leases or deposits that reprice frequently and fully. For fixed rate loans and leases, deposits, borrowings or subordinated debt and for variable rate loans and leases, deposits, borrowings or subordinated debt with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. A discussion of the methods of valuing trading securities, available for sale securities and loans held for sale can be found in Note 4 – “Fair Value” of our Form 10-K for the year ended June 30, 2020. The carrying amount of stock of regulatory agencies approximates the estimated fair value of this investment. The fair value of off-balance sheet items is not considered material.
3.     SECURITIES
The amortized cost, carrying amount and fair value for the trading and available-for-sale securities at March 31, 2021 and June 30, 2020 were:

	March 31, 2021
	Trading	Available-for-sale
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$17,763	$362	$(207)	$17,918
Non-agency[2]	—	16,618	1,409	(650)	17,377
Total mortgage-backed securities	—	34,381	1,771	(857)	35,295
Non-RMBS:
U.S. agencies[1]	—	1,800	—	—	1,800
Municipal	254	3,436	85	—	3,521
Asset-backed securities and structured notes	—	175,147	3,199	—	178,346
Total Non-RMBS	254	180,383	3,284	—	183,667
Total debt securities	$254	$214,764	$5,055	$(857)	$218,962

	June 30, 2020
	Trading	Available-for-sale
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (RMBS):
U.S. agencies[1]	$—	$16,192	$634	$—	$16,826
Non-agency[2]	—	18,180	1,024	(872)	18,332
Total mortgage-backed securities	—	34,372	1,658	(872)	35,158
Non-RMBS:
U.S. agencies[1]	—	1,799	—	—	1,799
Municipal	105	10,550	44	(194)	10,400
Asset-backed securities and structured notes	—	141,338	1	(1,069)	140,270
Total Non-RMBS	105	153,687	45	(1,263)	152,469
Total debt securities	$105	$188,059	$1,703	$(2,135)	$187,627
1Includes securities guaranteed by Ginnie Mae, a U.S. government agency, and the government sponsored enterprises Fannie Mae and Freddie Mac.
2Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by Alt-A or pay-option ARM mortgages.

The Company’s non-agency RMBS available-for-sale portfolio with a total fair value of $17,377 at March 31, 2021 consists of 15 different issues of super senior securities.
The face amounts of debt securities available-for-sale that were pledged to secure borrowings at March 31, 2021 and June 30, 2020 were $3.3 million and $3.5 million, respectively.

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2021
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$7,929	$(207)	$—	$—	$7,929	$(207)
Non-agency	—	—	6,206	(650)	6,206	(650)
Total RMBS securities	7,929	(207)	6,206	(650)	14,135	(857)
Non-RMBS:
U.S. agencies	—	—	—	—	—	—
Total Non-RMBS	—	—	—	—	—	—
Total debt securities	$7,929	$(207)	$6,206	$(650)	$14,135	$(857)

	June 30, 2020
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
RMBS:
U.S. agencies	$85	$—	$—	$—	$85	$—
Non-agency	—	—	6,978	(872)	6,978	(872)
Total RMBS securities	85	—	6,978	(872)	7,063	(872)
Non-RMBS:
Municipal debt	—	—	2,002	(194)	2,002	(194)
Asset-backed securities and structured notes	139,883	(1,069)	—	—	139,883	(1,069)
Total Non-RMBS	139,883	(1,069)	2,002	(194)	141,885	(1,263)
Total debt securities	$139,968	$(1,069)	$8,980	$(1,066)	$148,948	$(2,135)
On March 31, 2021, there were seven securities in a continuous loss position for a period of more than 12 months, and six securities in a continuous loss position for a period of less than 12 months. At June 30, 2020, there were ten securities in a continuous loss position for a period of more than 12 months, and four securities in a continuous loss position for a period of less than 12 months.

At March 31, 2021, one non-agency RMBS with a total carrying amount of $3.1 million was determined to have cumulative credit losses of $0.8 million of which none was recognized in earnings during the three months ended March 31, 2021. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates at the individual security level whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses, if any, are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale investment security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
During the three months ended March 31, 2020, the company sold no available-for-sale securities. During the three months ended March 31, 2021, the company sold no available-for-sale securities.

The Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

(Dollars in thousands)	March 31, 2021	June 30, 2020
Available-for-sale debt securities—net unrealized gains (losses)	$4,198	$(432)
Available-for-sale debt securities—non-credit related losses	(845)	(845)
Subtotal	3,353	(1,277)
Tax benefit (expense)	(1,060)	340
Net unrealized gain (loss) on investment securities in accumulated other comprehensive income (loss)	$2,293	$(937)

4.    LOANS & ALLOWANCE FOR CREDIT LOSSES
The following table(s) sets forth the composition of the loan portfolio as of the dates indicated:

(Dollars in thousands)	March 31, 2021	June 30, 2020
Single Family - Mortgage & Warehouse	$4,899,188	$4,722,304
Multifamily and Commercial Mortgage	2,424,185	2,263,054
Commercial Real Estate	3,042,896	2,297,920
Commercial & Industrial - Non-RE	1,030,879	885,320
Auto & Consumer	323,662	341,365
Other	135,705	193,479
Total gross loans and leases	11,856,515	10,703,442
Allowance for credit losses - loans	(138,107)	(75,807)
Unaccreted premiums (discounts) and loan and lease fees	(7,193)	3,714
Total net loans and leases	$11,711,215	$10,631,349

The following tables summarize activity in the allowance for credit losses - loans by portfolio classes for the periods indicated.

	For the Three Months Ended March 31, 2021
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at January 1, 2021	$32,727	$12,889	$56,715	$19,129	$7,413	$7,520	$136,393
Provision (benefit) for credit losses - loans	(2,785)	704	(133)	4,506	317	91	2,700
Charge-offs	(110)	(177)	(255)	—	(863)	—	(1,405)
Recoveries	83	—	—	18	318	—	419
Balance at March 31, 2021	$29,915	$13,416	$56,327	$23,653	$7,185	$7,611	$138,107

	For the Three Months Ended March 31, 2020
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at January 1, 2020	$21,662	$4,045	$12,691	$12,126	$7,168	$1,822	$59,514
Provision for credit losses - loans	706	592	5,344	214	3,869	17,775	28,500
Charge-offs	—	—	—	—	(1,290)	—	(1,290)
Recoveries	62	—	—	—	271	40	373
Balance at March 31, 2020	$22,430	$4,637	$18,035	$12,340	$10,018	$19,637	$87,097

	For the Nine Months Ended March 31, 2021
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at July 1, 2020	$25,901	$4,718	$21,052	$9,954	$9,461	$4,721	$75,807
Effect of Adoption of ASC 326	6,318	7,408	25,893	7,042	610	29	47,300
Provision (benefit) for credit losses - loans	47	1,467	9,637	9,472	(984)	2,861	22,500
Charge-offs	(2,469)	(177)	(255)	(2,833)	(2,819)	—	(8,553)
Recoveries	118	—	—	18	917	—	1,053
Balance at March 31, 2021	$29,915	$13,416	$56,327	$23,653	$7,185	$7,611	$138,107

	For the Nine Months Ended March 31, 2020
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at July 1, 2019	$22,290	$3,807	$14,632	$9,544	$6,339	$473	$57,085
Provision for credit losses - loans	50	711	3,403	2,796	6,620	22,120	35,700
Charge-offs	(151)	—	—	—	(3,420)	(4,182)	(7,753)
Recoveries	241	119	—	—	479	1,226	2,065
Balance at March 31, 2020	$22,430	$4,637	$18,035	$12,340	$10,018	$19,637	$87,097

Credit Quality Disclosures. Nonaccrual loans consisted of the following as of the dates indicated:

	As of March 31, 2021
(Dollars in thousands)	With Allowance	With No Allowance	Total
Single Family - Mortgage & Warehouse	$51,628	$33,415	$85,043
Multifamily and Commercial Mortgage	25,275	5,469	30,744
Commercial Real Estate	16,414	—	16,414
Commercial & Industrial - Non-RE	2,942	18	2,960
Auto & Consumer	392	54	446
Total nonaccrual loans	$96,651	$38,956	$135,607
Nonaccrual loans to total loans			1.14%

Approximately 0.61% of our nonaccrual loans at March 31, 2021 were considered TDRs, compared to 0.34% at June 30, 2020. Borrowers that make timely payments after TDRs are considered non-performing for at least six months. Generally, after six months of timely payments, those TDRs are reclassified from the nonaccrual loan category to the performing loan category and any previously deferred interest income is recognized. Approximately 62.71% of the Bank’s nonaccrual loans are single family first mortgages.

No interest income was recognized in the three and nine months ended March 31, 2021 and March 31, 2020 on nonaccrual loans.
The following tables present the outstanding unpaid balance of loans that are performing and nonaccrual by portfolio class:

	March 31, 2021
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Performing	$4,814,145	$2,393,441	$3,026,482	$1,027,919	$323,216	$135,705	$11,720,908
Nonaccrual	85,043	30,744	16,414	2,960	446	—	135,607
Total	$4,899,188	$2,424,185	$3,042,896	$1,030,879	$323,662	$135,705	$11,856,515

	June 30, 2020
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Performing	$4,638,274	$2,259,629	$2,297,920	$885,107	$341,092	$193,479	$10,615,501
Nonaccrual	84,030	3,425	—	213	273	—	87,941
Total	$4,722,304	$2,263,054	$2,297,920	$885,320	$341,365	$193,479	$10,703,442

From time to time, the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires. The Company had no TDRs classified as performing loans at March 31, 2021 or June 30, 2020. Under guidelines set forth in the CARES Act, the Company had provided certain borrowers the ability to delay payments and not consider them to be TDRs. Starting at September 30, 2020, the Company no longer allowed delayed payments. No loans existed as of March 31, 2021 that were in a forbearance status.

Credit Quality Indicators
The amortized cost basis by fiscal year of origination and credit quality indicator of the Company’s loan and leases as of March 31, 2021 was as follows:

	Loans Held for Investment Origination Year						Revolving Loans	Revolving Loans Converted to Loans HFI	Total
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior
Single Family-Mortgage & Warehouse
Pass	$728,933	$863,897	$582,138	$545,832	$408,071	$662,523	$951,752	$—	$4,743,146
Special Mention	79	10,389	4,639	5,364	9,927	9,895	16,330	—	56,623
Substandard	—	4,342	23,248	19,107	13,547	39,175	—	—	99,419
Doubtful	—	—	—	—	—	—	—	—	—
Total	729,012	878,628	610,025	570,303	431,545	711,593	968,082	—	4,899,188
Multifamily and Commercial Mortgage
Pass	417,032	594,368	442,501	332,436	208,758	366,914	—	—	2,362,009
Special Mention	—	26,225	1,400	1,333	992	630	—	—	30,580
Substandard	—	24,323	1,084	4,385	—	1,804	—	—	31,596
Doubtful	—	—	—	—	—	—	—	—	—
Total	417,032	644,916	444,985	338,154	209,750	369,348	—	—	2,424,185
Commercial Real Estate
Pass	976,356	1,052,529	395,334	169,804	45,701	63,750	216,189	—	2,919,663
Special Mention	—	24,842	12,473	—	11,221	—	2,533	—	51,069
Substandard	—	—	55,750	16,414	—	—	—	—	72,164
Doubtful	—	—	—	—	—	—	—	—	—
Total	976,356	1,077,371	463,557	186,218	56,922	63,750	218,722	—	3,042,896
Commercial & Industrial - Non-RE
Pass	50,084	110,720	18,262	30,901	11,629	—	710,995	90,898	1,023,489
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	2,824	800	2,942	810	14	—	—	—	7,390
Doubtful	—	—	—	—	—	—	—	—	—
Total	52,908	111,520	21,204	31,711	11,643	—	710,995	90,898	1,030,879
Auto & Consumer
Pass	84,551	90,098	81,340	38,098	19,361	9,056	—	—	322,504
Special Mention	—	46	127	13	—	—	—	—	186
Substandard	—	349	427	110	57	29	—	—	972
Doubtful	—	—	—	—	—	—	—	—	—
Total	84,551	90,493	81,894	38,221	19,418	9,085	—	—	323,662
Other
Pass	15,546	109,157	—	1,752	681	1,282	—	—	128,418
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	7,287	—	—	—	—	—	—	7,287
Doubtful	—	—	—	—	—	—	—	—	—
Total	15,546	116,444	—	1,752	681	1,282	—	—	135,705
Total
Pass	2,272,502	2,820,769	1,519,575	1,118,823	694,201	1,103,525	1,878,936	90,898	11,499,229
Special Mention	79	61,502	18,639	6,710	22,140	10,525	18,863	—	138,458
Substandard	2,824	37,101	83,451	40,826	13,618	41,008	—	—	218,828
Doubtful	—	—	—	—	—	—	—	—	—
Total	$2,275,405	$2,919,372	$1,621,665	$1,166,359	$729,959	$1,155,058	$1,897,799	$90,898	$11,856,515
As a % of total gross loans and leases	19.19%	24.62%	13.68%	9.84%	6.16%	9.74%	16.01%	0.77%	100.0%

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses - loans. The Company also evaluates credit quality based on the aging status of its loans and leases. During the year, the Company holds certain short-term loans that do not have a fixed maturity date that are treated as delinquent if not paid in full 90 days after the origination date.
The Company has taken proactive measures to manage loans that became delinquent during the recent economic downturn as a result of the COVID-19 pandemic. No forbearance or deferrals were provided to any borrowers during the three months ended March 31, 2021.

The following tables provide the outstanding unpaid balance of loans and leases that are past due 30 days or more by portfolio class as of the dates indicated:

	March 31, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single Family-Mortgage & Warehouse	$19,348	$12,367	$83,621	$115,336
Multifamily and Commercial Mortgage	6,952	859	25,406	33,217
Commercial Real Estate	—	—	35,164	35,164
Commercial & Industrial - Non-RE	—	—	2,960	2,960
Auto & Consumer	1,098	176	331	1,605
Other	—	—	—	—
Total	$27,398	$13,402	$147,482	$188,282
As a % of total gross loans and leases	0.23%	0.11%	1.24%	1.59%

	June 30, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single Family-Mortgage & Warehouse	$17,931	$23,115	$66,813	$107,859
Multifamily and Commercial Mortgage	7,744	5,287	—	13,031
Commercial Real Estate	—	—	—	—
Commercial & Industrial - Non-RE	—	—	—	—
Auto & Consumer	973	166	326	1,465
Other	—	—	—	—
Total	$26,648	$28,568	$67,139	$122,355
As a % of total gross loans and leases	0.25%	0.27%	0.63%	1.13%

Allowance for Credit Losses
The allowance for credit losses is the sum of the allowance for credit losses - loans and the unfunded loan commitment liabilities. Unfunded loan commitment liabilities is included in “Accounts payable, accrued liabilities and other liabilities” in the unaudited Condensed Consolidated Balance Sheets.
The following tables present a summary of the activity in the allowance for credit losses for the periods indicated:

	Three Months Ended March 31, 2021
(Dollars in thousands)	Allowance for Credit Losses - Loans	Unfunded Loan Commitment Liabilities	Total Allowance for Credit Losses
Balance at January 1, 2021	$136,393	$5,723	$142,116
Provision for Credit Losses	2,700	—	2,700
Charge-offs	(1,405)	—	(1,405)
Recoveries	419	—	419
Balance at March 31, 2021	$138,107	$5,723	$143,830

	Three Months Ended March 31, 2020
(Dollars in thousands)	Allowance for Credit Losses - Loans	Unfunded Loan Commitment Liabilities	Total Allowance for Credit Losses
Balance at January 1, 2020	$59,514	$244	$59,758
Provision for Credit Losses	28,500	29	28,529
Charge-offs	(1,290)	—	(1,290)
Recoveries	373	—	373
Balance at March 31, 2020	$87,097	$273	$87,370

	For the Nine Months Ended March 31, 2021
(Dollars in thousands)	Allowance for Credit Losses - Loans	Unfunded Loan Commitment Liabilities	Total Allowance for Credit Losses
Balance at July 1, 2020	$75,807	$323	$76,130
Effect of Adoption of ASC 326	47,300	5,700	53,000
Provision for Credit Losses	22,500	(300)	22,200
Charge-offs	(8,553)	—	(8,553)
Recoveries	1,053	—	1,053
Balance at March 31, 2021	$138,107	$5,723	$143,830

	For the Nine Months Ended March 31, 2020
(Dollars in thousands)	Allowance for Credit Losses - Loans	Unfunded Loan Commitment Liabilities	Total Allowance for Credit Losses
Balance at July 1, 2019	$57,085	$227	$57,312
Provision for Credit Losses	35,700	46	35,746
Charge-offs	(7,753)	—	(7,753)
Recoveries	2,065	—	2,065
Balance at March 31, 2020	$87,097	$273	$87,370

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
On March 31, 2021, the Company completed the redemption of $51.0 million aggregate principal amount of its 6.25% Subordinated Notes due 2026 (the “Notes 2026”). The Notes 2026 were redeemed for cash by the Company at 100% of their principal amount, plus accrued and unpaid interest, in accordance with the terms of the indenture governing the Notes 2026. Remaining unamortized deferred financing costs associated with such notes were expensed and included under Interest Expense - Other Borrowings in the Condensed Consolidated Statements of Income.

6.    EQUITY AND STOCK-BASED COMPENSATION
    Common Stock Repurchases. On March 17, 2016, the Board of Directors of the Company (the “Board”), authorized a program to repurchase up to $100 million of common stock and extended the program by $100 million on August 2, 2019. The Company may repurchase shares on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The repurchase program does not obligate the Company to acquire any specific number of shares. The share repurchase program will continue in effect until terminated by the Board. With the March 17, 2016 authorization, the Company repurchased a total of $100 million or 3,567,051 common shares at an average price of $28.03 per share. With the August 2, 2019 authorization, the Company has repurchased a total of $47.2 million or 2,399,853 common shares at an average price of $19.68 per share and there remains $52.8 million under the plan. During the nine months ended March 31, 2021, the Company repurchased a total of $16.8 million, or 753,597 common shares at an average price of $22.24 per share. The Company accounts for treasury stock using the cost method as a reduction of stockholders’ equity in the accompanying unaudited condensed consolidated financial statements.
Preferred Stock. The Company redeemed for cash all 515 outstanding shares of Series A-6% Cumulative Nonparticipating Perpetual Preferred Stock on October 30, 2020, at the face value $10,000 liquidation price per share plus accrued dividends.
    Restricted Stock Units. During the nine months ended March 31, 2021 and 2020, the Company granted 614,406 and 710,032 restricted stock unit awards (“RSUs”) to employees and directors, respectively. RSUs granted generally vest over 3 years, one-third on each anniversary date, except for any RSUs granted to the Company’s CEO, which vest one-fourth on each fiscal year end.

    The Company’s income before income taxes and net income for the nine months ended March 31, 2021 and 2020 include stock award expense of $15,795 and $16,786, with total income tax benefit of $4,726 and $4,880, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At March 31, 2021, unrecognized compensation expense related to non-vested awards aggregated to $33,756 and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year remainder:
2021	$5,099
2022	15,346
2023	9,534
2024	3,345
2025	331
Thereafter	101
Total	$33,756

The following table presents the status and changes in restricted stock units for the periods indicated:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2019	1,546,848	$30.73
Granted	714,569	24.05
Vested	(693,660)	28.52
Canceled	(122,217)	29.10
Non-vested balance at June 30, 2020	1,445,540	$28.62
Granted	614,406	32.03
Vested	(499,708)	27.68
Canceled	(128,940)	26.31
Non-vested balance at March 31, 2021	1,431,298	$30.62
    The total fair value of shares vested for the three and nine months ended March 31, 2021 was $8,366 and $16,612. The total fair value of shares vested for the three and nine months ended March 31, 2020 was $2,374 and $11,906.

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

The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
Earnings Per Common Share
Net income	$53,645	$56,057	$161,452	$138,138
Preferred stock dividends	—	(77)	(103)	(232)
Preferred stock redemption charge	—	—	(87)	—
Net income attributable to common stockholders	$53,645	$55,980	$161,262	$137,906
Average common shares outstanding	59,118,884	60,967,892	59,225,409	61,176,715
Total qualifying shares	59,118,884	60,967,892	59,225,409	61,176,715
Earnings per common share	$0.91	$0.92	$2.72	$2.25
Diluted Earnings Per Common Share
Dilutive net income attributable to common stockholders	$53,645	$55,980	$161,262	$137,906
Average common shares issued and outstanding	59,118,884	60,967,892	59,225,409	61,176,715
Dilutive effect of average unvested RSUs	1,363,849	555,621	1,227,811	635,130
Total dilutive common shares outstanding	60,482,733	61,523,513	60,453,220	61,811,845
Diluted earnings per common share	$0.89	$0.91	$2.67	$2.23

8.    COMMITMENTS AND CONTINGENCIES
COVID-19 Impact. The Company is closely monitoring the rapid developments of and uncertainties caused by the COVID-19 pandemic. In response to the changes in economic and business conditions as a result of the COVID-19 pandemic, the Company continues to take the following actions to support customers, employees, partners and shareholders:
•Actively communicating with borrowers and partners to assess individual needs;
•Providing secure and efficient remote work options for our team members;
•Adjusting provisions for credit losses;
•Tightening underwriting standards;
•Reallocating personnel to increase resources for customer service and portfolio management; and
•Limiting business travel.
Under the guidelines set forth in the CARES Act, the Company had provided certain borrowers the ability to delay or make interest-only payments. Starting on September 30, 2020, the Company no longer allows delayed or interest-only payments.
Operating Leases. The Company leases office space under operating lease agreements scheduled to expire at various dates. The following table represents maturities of lease liabilities as of March 31, 2021 in the corresponding fiscal years:

(Dollars in thousands)
Remainder of 2021	$2,443
2022	9,548
2023	9,820
2024	9,422
2025	8,791
Thereafter	41,968
Total lease payments	81,992
Less: amount representing interest	(9,949)
Total Lease Liability	$72,043

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
At March 31, 2021, the Company had commitments to originate $72.7 million in fixed rate loans and leases and $614.4 million in variable rate loans, totaling an aggregate outstanding principal balance of $687.1 million. At March 31, 2021, the Company’s fixed rate commitments to originate had a weighted-average rate of 2.75%. At March 31, 2021, the Company also had commitments to sell $112.4 million in fixed rate loans and none in variable rate loans, totaling an aggregate outstanding principal balance of $112.4 million.
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
Acquisition. On April 20, 2021, the Company announced that it signed a definitive agreement to acquire certain assets and liabilities of E*TRADE Advisor Services, the registered investment advisor custody business Morgan Stanley acquired in its acquisition of E*TRADE Financial Corporation in 2020. The $55 million cash purchase price will be funded with existing capital at Axos Financial, Inc. The Company expects this transaction to close in the third calendar quarter of 2021. Following closing, this transaction will materially increase the Company’s non-interest income and non-interest expense for the Securities Business segment.
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

On April 3, 2017, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Mandalevy v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Mandalevy Case”). The Mandalevy Case seeks monetary damages and other relief on behalf of a putative class that has not been certified by the Court. The complaint in the Mandalevy Case (the “Mandalevy Complaint”) alleges a class period that differs from that alleged in the First Class Action, and that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a March 2017 media article. The Mandalevy Case has not been consolidated into the First Class Action. On December 7, 2018, the Court entered a final order granting the defendants’ motion and dismissing the Mandalevy Case with prejudice. Subsequently, the plaintiff filed a notice of appeal and the Court took the matter under advisement. On November 3, 2020, the Court issued a ruling affirming in part and reversing in part the District Court's Order dismissing the Class Action Second Amended Complaint. The defendants filed a petition for rehearing en banc on November 17, 2020, which petition was denied on December 16, 2020. The defendants filed a motion to dismiss the remanded complaint on February 19, 2021.
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
9.    RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company has granted related party loans collateralized by real property to certain executive officers, directors and their affiliates. There were three new related party loans for an approximate amount of $2.3 million funded under the provisions of the employee loan program and one refinance of an existing loan for approximately $1.4 million during the nine months ended March 31, 2021. There were three new related party loans in the amount of $4.0 million and one loan refinance of an existing loan of $1.2 million during the nine months ended March 31, 2020.

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

	For the Three Months Ended March 31, 2021
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$135,092	$3,847	$(3,270)	$135,669
Provision for credit losses	2,700	—	—	2,700
Non-interest income	16,201	8,369	(683)	23,887
Non-interest expense	64,040	13,282	3,485	80,807
Income before taxes	$84,553	$(1,066)	$(7,438)	$76,049

	For the Three Months Ended March 31, 2020
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$145,372	$3,954	$(710)	$148,616
Provision for credit losses	28,500	—	—	28,500
Non-interest income	25,259	6,402	(119)	31,542
Non-interest expense	56,661	11,137	3,992	71,790
Income before taxes	$85,470	$(781)	$(4,821)	$79,868

	Nine Months Ended March 31, 2021
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$390,267	$13,002	$(6,181)	$397,088
Provision for credit losses	22,500	—	—	22,500
Non-interest income	68,708	20,725	(973)	88,460
Non-interest expense	187,733	35,946	8,971	232,650
Income before taxes	$248,742	$(2,219)	$(16,125)	$230,398

	Nine Months Ended March 31, 2020
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$350,184	$13,137	$(2,982)	$360,339
Provision for credit losses	35,700	—	—	35,700
Non-interest income	57,274	19,087	(2,076)	74,285
Non-interest expense	160,547	32,656	11,019	204,222
Income before taxes	$211,211	$(432)	$(16,077)	$194,702

	As of March 31, 2021
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$35,501	$—	$71,222
Total Assets	$13,423,454	$1,317,859	$86,561	$14,827,874

	As of June 30, 2020
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$35,501	$—	$71,222
Total Assets	$13,018,814	$737,419	$95,667	$13,851,900

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
Some matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, the effects on our business of the current novel coronavirus pandemic (“COVID-19”), the Company’s financial prospects and other projections of its performance and asset quality, our ability to continue to grow profitably and increase its business, our ability to continue to diversify lending and deposit franchises, and the anticipated timing and financial performance of other offerings, initiatives, and acquisitions, expectations of the environment in which we operate and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include uncertainties surrounding the severity, duration, and effects of the COVID-19 pandemic, our ability to successfully integrate acquisitions and realize the anticipated benefits of the transactions, changes in the interest rate environment, inflation, government regulation, general economic conditions, changes in the competitive marketplace, conditions in the real estate markets in which we operate, risks associated with credit quality, the outcome and effects of pending class action litigation filed against the Company and other risk factors discussed under the heading “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and in our Annual Report on Form 10-K for the year ended June 30, 2020, which has been filed with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.
General
Our Company, the holding company for Axos Bank (the “Bank”), is a diversified financial services company with approximately $14.8 billion in assets that provides consumer and business banking products through its online, low-cost distribution channels and affinity partners. Our Bank has deposit and loan and lease customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and automobiles. Our Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. Our wholly-owned subsidiaries, Axos Clearing LLC (“Axos Clearing”) and Axos Invest, Inc. (“Axos Invest”), generate interest and fee income by providing comprehensive securities clearing services to introducing broker-dealers and registered investment advisor correspondents and digital investment advisory services to retail investors, respectively. Axos Financial, Inc.’s common stock is listed on the New York Stock Exchange and is a component of the Russell 2000® Index and the S&P SmallCap 600® Index.
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
COVID-19 Impact
We are closely monitoring the rapid developments of and uncertainties caused by the COVID-19 pandemic. In response to the changes in economic and business conditions as a result of the COVID-19 pandemic, we continue to take the following actions to support customers, employees, partners and shareholders:
•Actively communicating with borrowers and partners to assess individual needs;
•Providing secure and efficient remote work options for our team members;
•Adjusting provisions for credit losses;
•Tightening underwriting standards;
•Reallocating personnel to increase resources for customer service and portfolio management; and
•Limiting business travel.

Under the guidelines set forth in the CARES Act, for our borrowers who are one or less payments past due on April 1, 2020, we may delay payments for an agreed upon timeframe, depending on each individual borrower’s characteristics. The Company has taken proactive measures to manage loans that became delinquent during the recent economic downturn as a result of the COVID-19 pandemic. As of March 31, 2021, the Company provided no forbearance nor deferrals of payment obligations on any single family, multifamily and commercial mortgage loans, warehouse loans and commercial real estate loans. No forbearance or deferrals were provided to any borrowers during the three months ended March 31, 2021. Deferrals totaling $0.9 million of auto and consumers loans were granted during the nine months ended March 31, 2021.

Mergers and Acquisitions
From time to time we undertake acquisitions or similar transactions consistent with our Company’s operating and growth strategies.
On April 20, 2021, we announced that we signed a definitive agreement to acquire certain assets and liabilities of E*TRADE Advisor Services, the registered investment advisor custody business Morgan Stanley acquired in its acquisition of E*TRADE Financial Corporation in 2020. The $55 million cash purchase price will be funded with existing capital at Axos Financial, Inc. We expect this transaction to close in the third calendar quarter of 2021. Following closing, this transaction will materially increase our non-interest income and non-interest expense for the Securities Business segment.
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
Below is a reconciliation of net income, the nearest compatible GAAP measure, to adjusted earnings and adjusted EPS (Non-GAAP) for the periods shown:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share amounts)	2021	2020	2021	2020
Net income	$53,645	$56,057	$161,452	$138,138
Acquisition-related costs	2,511	2,273	7,665	6,520
Income taxes	(740)	(678)	(2,285)	(1,895)
Adjusted earnings (Non-GAAP)	$55,416	$57,652	$166,832	$142,763
Adjusted EPS (Non-GAAP)	$0.92	$0.94	$2.76	$2.31

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
Below is a reconciliation of total stockholders’ equity, the nearest compatible GAAP measure, to tangible book value (Non-GAAP) as of the dates indicated:

	March 31,
(Dollars in thousands)	2021	2020
Total stockholders’ equity	1,345,650	1,184,452
Less: preferred stock	—	5,063
Common stockholders’ equity	1,345,650	1,179,389
Less: mortgage servicing rights, carried at fair value	16,631	9,962
Less: goodwill and other intangible assets	118,133	127,962
Tangible common stockholders’ equity (Non-GAAP)	1,210,886	1,041,465
Common shares outstanding at end of period	59,237,765	59,653,192
Tangible book value per common share (Non-GAAP)	20.44	17.46

SELECTED FINANCIAL DATA
The following tables set forth certain selected financial data concerning the periods indicated:
AXOS FINANCIAL, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands)	March 31, 2021	June 30, 2020	March 31, 2020
Selected Balance Sheet Data:
Total assets	14,827,874	$13,851,900	$12,159,919
Loans and leases—net of allowance for credit losses	11,711,215	10,631,349	10,372,921
Loans held for sale, carried at fair value	61,500	51,995	40,236
Loans held for sale, lower of cost or fair value	13,371	44,565	29
Allowance for credit losses - loans	138,107	75,807	87,097
Securities—trading	254	105	919
Securities—available-for-sale	218,962	187,627	191,388
Securities borrowed	543,538	222,368	53,816
Customer, broker-dealer and clearing receivables	351,063	220,266	187,353
Total deposits	11,612,501	11,336,694	9,567,338
Advances from the FHLB	172,500	242,500	770,500
Borrowings, subordinated notes and debentures	365,753	235,789	76,285
Securities loaned	649,837	255,945	76,587
Customer, broker-dealer and clearing payables	483,677	347,614	318,100
Total stockholders’ equity	1,345,650	1,230,846	1,184,452

Capital Ratios:
Equity to assets at end of period	9.08%	8.89%	9.74%
Axos Financial, Inc.:
Tier 1 leverage (core) capital to adjusted average assets	8.99%	8.97%	8.55%
Common equity tier 1 capital (to risk-weighted assets)	10.86%	11.22%	11.34%
Tier 1 capital (to risk-weighted assets)	10.86%	11.27%	11.39%
Total capital (to risk-weighted assets)	13.32%	12.64%	12.96%
Axos Bank:
Tier 1 leverage (core) capital to adjusted average assets	9.56%	9.25%	8.72%
Common equity tier 1 capital (to risk-weighted assets)	11.74%	11.79%	11.62%
Tier 1 capital (to risk-weighted assets)	11.74%	11.79%	11.62%
Total capital (to risk-weighted assets)	12.71%	12.62%	12.60%
Axos Clearing, LLC:
Net capital	33,845	34,022	33,863
Excess capital	26,338	29,450	30,341
Net capital as a percentage of aggregate debit items	9.02%	14.88%	19.23%
Net capital in excess of 5% aggregate debit items	15,077	22,593	25,057

AXOS FINANCIAL, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	At or for the Three Months Ended		At or for the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
Selected Income Statement Data:
Interest and dividend income	$155,674	$185,063	$460,942	$478,696
Interest expense	20,005	36,447	63,854	118,357
Net interest income	135,669	148,616	397,088	360,339
Provision for credit losses	2,700	28,500	22,500	35,700
Net interest income after provision for credit losses	132,969	120,116	374,588	324,639
Non-interest income	23,887	31,542	88,460	74,285
Non-interest expense	80,807	71,790	232,650	204,222
Income before income tax expense	76,049	79,868	230,398	194,702
Income tax expense	22,404	23,811	68,946	56,564
Net income	$53,645	$56,057	$161,452	$138,138
Net income attributable to common stock	$53,645	$55,980	$161,262	$137,906

Per Common Share Data:
Net income:
Basic	$0.91	$0.92	$2.72	$2.25
Diluted	$0.89	$0.91	$2.67	$2.23
Adjusted earnings (Non-GAAP)	$0.92	$0.94	$2.76	$2.31
Book value	$22.72	$19.77	$22.72	$19.77
Tangible book value (Non-GAAP)	$20.44	$17.46	$20.44	$17.46

Weighted average number of common shares outstanding:
Basic	59,118,884	60,967,892	59,225,409	61,176,715
Diluted	60,482,733	61,523,513	60,453,220	61,811,845
Common shares outstanding at end of period	59,237,765	59,653,192	59,237,765	59,653,192
Common shares issued at end of period	67,902,239	67,084,817	67,902,239	67,084,817

Performance Ratios and Other Data:
Loan and lease originations for investment	$1,189,750	$2,596,420	$4,430,540	$5,493,338
Loan originations for sale	$418,618	$292,226	$1,349,683	$1,286,230
Return on average assets	1.52%	1.79%	1.55%	1.56%
Return on average common stockholders’ equity	16.12%	18.65%	16.90%	15.99%
Interest rate spread[1]	3.73%	4.33%	3.69%	3.70%
Net interest margin[2]	3.96%	4.90%	3.91%	4.20%
Net interest margin[2] – Banking Business Segment only	4.23%	4.97%	4.09%	4.28%
Efficiency ratio[3]	50.64%	39.85%	47.91%	46.99%
Efficiency ratio[3] – Banking Business Segment only	42.33%	33.21%	40.90%	39.40%

Asset Quality Ratios:
Net annualized charge-offs to average loans and leases	0.03%	0.03%	0.09%	0.08%
Non-performing loans to total loans	1.14%	0.55%	1.14%	0.55%
Non-performing assets to total assets	0.96%	0.54%	0.96%	0.54%
Allowance for credit losses - loans to total loans held for investment at end of period	1.16%	0.83%	1.16%	0.83%
Allowance for credit losses - loans to non-performing loans	101.84%	150.33%	101.84%	150.33%
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

RESULTS OF OPERATIONS
Comparison of the Three and Nine Months Ended March 31, 2021 and 2020
For the three months ended March 31, 2021, we had net income of $53.6 million compared to net income of $56.1 million for the three months ended March 31, 2020. Net income attributable to common stockholders was $53.6 million or $0.89 per diluted share for the three months ended March 31, 2021 compared to net income attributable to common shareholders of $56.0 million, or $0.91 per diluted share for the three months ended March 31, 2020. For the nine months ended March 31, 2021, we had net income of $161.5 million compared to net income of $138.1 million for the nine months ended March 31, 2020. Net income attributable to common stockholders was $161.3 million, or $2.67 per diluted share for the nine months ended March 31, 2021 compared to net income attributable to common shareholders of $137.9 million, or $2.23 per diluted share for the nine months ended March 31, 2020.
Adjusted earnings and adjusted EPS, non-GAAP measures, which exclude non-recurring costs related to mergers and acquisitions (including amortization of intangible assets related to acquisitions), decreased 3.9% to $55.4 million and 2.1% to $0.92, respectively, for the quarter ended March 31, 2021 compared to $57.7 million and $0.94, respectively, for the quarter ended March 31, 2020. Adjusted earnings and adjusted EPS increased 16.9% to $166.8 million and 19.5% to $2.76, respectively, for the nine months ended March 31, 2021 compared to $142.8 million and $2.31, respectively, for the nine months ended March 31, 2020.
Net Interest Income
Net interest income for the three and nine months ended March 31, 2021 totaled $135.7 million and $397.1 million, a decrease of 8.7% and increase of 10.2%, compared to net interest income of $148.6 million and $360.3 million for the three and nine months ended March 31, 2020, respectively. The decrease for the three months was primarily due to non-recurring interest income from seasonal tax loan products offered during the three months ended March 31, 2020 partially offset by the reduction in the rates paid on interest-bearing demand and savings deposits and an increase in other non-tax related loan and lease volumes for the three months ended March 31, 2021. The growth of net interest income for the nine months ended March 31, 2021 is primarily due to increased average earnings assets from net loan and lease portfolio growth and reduced rates paid on interest-bearing demand and savings deposits, partially offset by reduced yields on interest earning assets.
Total interest and dividend income during the three and nine months ended March 31, 2021 decreased 15.9% to $155.7 million and 3.7% to $460.9 million, compared to $185.1 million and $478.7 million during the three and nine months ended March 31, 2020, respectively. The decrease in interest and dividend income for the three and nine months ended March 31, 2021 was primarily attributable to the decrease in interest income from non-recurring seasonal tax related products and interest earned on cash balances, partially offset by the increase in average earning assets from other non-tax related loan and lease originations. The average balance of interest-earning loans and leases increased 9.1% and 12.7% for the three and nine months ended March 31, 2021 compared to the three and nine months ended March 31, 2020.
Total interest expense was $20.0 million for the three months ended March 31, 2021, a decrease of $16.4 million or 45.1% as compared with the three months ended March 31, 2020. Total interest expense was $63.9 million for the nine months ended March 31, 2021, a decrease of $54.5 million or 46.0% as compared with the nine months ended March 31, 2020. The decrease in the average cost of funds rate for the three months ended March 31, 2021 compared to 2020 was primarily due to 99 basis point and 114 basis point decreases in the three and nine month average rates paid on interest-bearing demand and savings deposits due to decreases in prevailing deposit rates across the industry.
Net interest margin, defined as annualized net interest income divided by average earning assets, decreased 94 basis points to 3.96% for the three months ended March 31, 2021 from 4.90% for the three months ended March 31, 2020, and decreased 29 basis points to 3.91% for the nine months ended March 31, 2021 from 4.20% for the nine months ended March 31, 2020. The decrease in net interest margin for the three and nine months ended March 31, 2021, was primarily due to high yielding tax loan products offered during the three and nine months ended March 31, 2020 that did not recur due to the termination of the H&R Block relationship.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31,
	2021			2020
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans and leases[3,4]	$11,600,551	$147,936	5.10%	$10,628,840	$175,065	6.59%
Interest-earning deposits in other financial institutions	1,267,091	482	0.15%	913,996	3,068	1.34%
Securities[4]	214,712	2,590	4.83%	227,582	2,570	4.52%
Securities borrowed and margin lending[5]	616,774	4,453	2.89%	330,050	3,818	4.63%
Stock of the regulatory agencies	20,612	213	4.13%	33,561	542	6.46%
Total interest-earning assets	13,719,740	155,674	4.54%	12,134,029	185,063	6.10%
Non-interest-earning assets	413,297			387,725
Total assets	$14,133,037			$12,521,754
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$7,083,540	$6,691	0.38%	$4,628,867	$15,882	1.37%
Time deposits	1,748,271	7,343	1.68%	2,457,991	15,372	2.50%
Securities loaned	443,502	453	0.41%	141,932	115	0.32%
Advances from the FHLB	194,564	992	2.04%	929,151	3,952	1.70%
Borrowings, subordinated notes and debentures	413,858	4,526	4.37%	68,552	1,126	6.57%
Total interest-bearing liabilities	9,883,735	20,005	0.81%	8,226,493	36,447	1.77%
Non-interest-bearing demand deposits	2,209,297			2,619,102
Other non-interest-bearing liabilities	708,542			470,546
Stockholders’ equity	1,331,463			1,205,613
Total liabilities and stockholders’ equity	$14,133,037			$12,521,754
Net interest income		$135,669			$148,616
Interest rate spread[6]			3.73%			4.33%
Net interest margin[7]			3.96%			4.90%
1Average balances are obtained from daily data.
2Annualized.
3Loans and leases include loans held for sale, loan premiums and unearned fees.
4Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans and leases include average balances of $27.1 million and $27.8 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2021 and 2020 three-month periods, respectively.
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

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the nine months ended March 31, 2021 and 2020:

	For the Nine Months Ended
	March 31,
	2021			2020
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans and leases[3,4]	$11,281,748	$436,445	5.16%	$10,011,320	$445,554	5.93%
Interest-earning deposits in other financial institutions	1,491,437	1,482	0.13%	801,510	10,541	1.75%
Securities[4]	202,327	8,184	5.39%	212,529	8,203	5.15%
Securities borrowed and margin lending[5]	530,384	14,196	3.57%	383,540	13,025	4.53%
Stock of the regulatory agencies	20,611	635	4.11%	28,795	1,373	6.36%
Total interest-earning assets	13,526,507	460,942	4.54%	11,437,694	478,696	5.58%
Non-interest-earning assets	379,629			390,516
Total assets	$13,906,136			$11,828,210
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$7,117,471	$23,913	0.45%	$4,762,651	$56,661	1.59%
Time deposits	1,889,983	25,770	1.82%	2,493,812	46,313	2.48%
Securities loaned	380,035	832	0.29%	278,475	564	0.27%
Advances from the FHLB	224,119	3,690	2.20%	727,397	10,211	1.87%
Borrowings, subordinated notes and debentures	366,407	9,649	3.51%	111,708	4,608	5.50%
Total interest-bearing liabilities	9,978,015	63,854	0.85%	8,374,043	118,357	1.88%
Non-interest-bearing demand deposits	2,049,366			1,940,516
Other non-interest-bearing liabilities	603,999			358,417
Stockholders’ equity	1,274,756			1,155,234
Total liabilities and stockholders’ equity	$13,906,136			$11,828,210
Net interest income		$397,088			$360,339
Interest rate spread[6]			3.69%			3.70%
Net interest margin[7]			3.91%			4.20%
1Average balances are obtained from daily data.
2Annualized.
3Loans and leases include loans held for sale, loan premiums and unearned fees.
4Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans and leases include average balances of $27.3 million and $27.8 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2021 and 2020 nine-month periods, respectively.
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

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the three and nine months ended March 31, 2021 and 2020:

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
	2021 vs 2020			2021 vs 2020
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
Increase / (decrease) in interest income:
Loans and leases	$14,988	$(42,117)	$(27,129)	$52,649	$(61,758)	$(9,109)
Interest-earning deposits in other financial institutions	865	(3,451)	(2,586)	5,019	(14,078)	(9,059)
Securities	(150)	170	20	(398)	379	(19)
Securities borrowed and margin lending	2,448	(1,813)	635	4,309	(3,138)	1,171
Stock of the regulatory agencies	(170)	(159)	(329)	(329)	(409)	(738)
	$17,981	$(47,370)	$(29,389)	$61,250	$(79,004)	$(17,754)
Increase / (decrease) in interest expense:
Interest-bearing demand and savings	$5,807	$(14,998)	$(9,191)	$19,874	$(52,622)	$(32,748)
Time deposits	(3,759)	(4,270)	(8,029)	(9,787)	(10,756)	(20,543)
Securities loaned	298	40	338	223	45	268
Advances from the FHLB	(3,623)	663	(2,960)	(8,064)	1,543	(6,521)
Borrowings, subordinated notes and debentures	3,895	(495)	3,400	7,228	(2,187)	5,041
	$2,618	$(19,060)	$(16,442)	$9,474	$(63,977)	$(54,503)

Provision for Credit Losses
The provision for credit losses was $2.7 million for the three months ended March 31, 2021 compared to $28.5 million for the three months ended March 31, 2020. The provision for credit losses was $22.5 million for the nine months ended March 31, 2021 compared to $35.7 million for the nine months ended March 31, 2020. The decrease in the provision for the three months ended March 31, 2021 compared to the provision for the three months ended March 31, 2020 was mainly attributable to a decrease in provisions associated with non-recurring Refund Advance loans due to the termination of our relationship with H&R Block and macroeconomic updates relating to COVID-19. The decrease in the provision for the nine months ended March 31, 2021 compared to the provision for the nine months ended March 31, 2020 was due to the decrease in provisions associated with non-recurring Refund Advance loans, macroeconomic updates relating to COVID-19 and a change in the provision for credit losses methodology from the incurred loss model to a current expected credit loss model as described under “Critical Accounting Policies.” Provisions for credit losses are charged to income to bring the allowance for credit losses - loans to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Asset Quality and Allowance for Credit Losses - Loans.” On July 1, 2020, the Company adopted ASC 326, adding approximately $53.0 million to the allowance for credit losses. The increase was primarily related to two factors:
•The difference between loss emergence periods previously utilized, as compared to estimating lifetime credit losses as required by ASC 326.
•The lifetime impact of COVID-19 on the Company’s loan and lease portfolio, or more specifically the impact on macroeconomic factors across the loan and lease portfolio, with the largest impacts shown in hospitality and retail real estate loans.

Non-Interest Income
The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
(Dollars in thousands)	2021	2020	Inc (Dec)	2021	2020	Inc (Dec)
Prepayment penalty fee income	1,342	1,406	(64)	4,289	4,824	(535)
Gain on sale – other	214	608	(394)	704	6,354	(5,650)
Mortgage banking income	9,037	2,955	6,082	39,255	7,973	31,282
Broker-dealer fee income	7,942	6,329	1,613	19,931	17,540	2,391
Banking and service fees	5,352	20,244	(14,892)	24,281	37,594	(13,313)
Total non-interest income	$23,887	$31,542	$(7,655)	$88,460	$74,285	$14,175
Non-interest income decreased $7.7 million to $23.9 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The net decrease was mainly the result of decreased banking and service fees of $14.9 million primarily from Emerald Prepaid Mastercard® and Refund Transfer products associated with H&R Block that did not recur in the three months ended March 31, 2021, partially offset by increased mortgage banking income of $6.1 million and an increase of $1.6 million in broker-dealer fee income. Non-interest income increased $14.2 million to $88.5 million for the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020. The increase was primarily the result of an increase of $31.3 million in mortgage banking driven by the decline of mortgage rates to record lows over the year and and an increase of $2.4 million in broker-dealer fee income, partially offset by a decrease of $13.3 million in banking and service fees, primarily from Emerald Prepaid Mastercard® and Refund Transfer products associated with H&R Block that did not recur in the nine months ended March 31, 2021, and a decrease of $5.7 million in gain on sale-other, as certain sales of lottery receivables and sales of Emerald Advance loans to H&R Block in the nine months ended March 31, 2020 did not recur in the nine months ended March 31, 2021.
Included in gain on sale – other are sales of unsecured and secured consumer and business loans originated through introductions from our third-party partner relationships and sales of structured settlement annuity and state lottery receivables. We engage in the wholesale and retail purchase of state lottery prize and structured settlement annuity payments. These payments are high credit quality deferred payment receivables having a state lottery commission or investment grade (top two tiers) insurance company payor. The Bank originates contracts for the retail purchase of such payments and classifies these under the category of Other in the loan portfolio. Factoring yields are typically higher than mortgage loan rates. Typically, the gain received upon sale of these payment streams is greater than the gain received from an equivalent amount of mortgage loan sales. Since 2013, pools of structured settlement receivables have been originated for sale depending upon management’s assessment of interest rate risk, liquidity, and offers containing favorable terms and are classified on our balance sheet as loans held for sale. Increased sales on favorable terms during the three and nine months ended March 31, 2020 resulted in an increase in gain on sale from structured settlement annuity and state lottery receivables. Such sales did not recur to the same degree for the three and nine months ended March 31, 2021.

Non-Interest Expense
    The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
(Dollars in thousands)	2021	2020	Inc (Dec)	2021	2020	Inc (Dec)
Salaries and related costs	$38,545	$36,257	$2,288	$115,367	$106,932	$8,435
Data processing	10,171	6,563	3,608	27,772	21,784	5,988
Advertising and promotional	4,261	3,887	374	10,600	11,720	(1,120)
Depreciation and amortization	5,865	6,197	(332)	17,913	17,461	452
Professional services	5,712	3,231	2,481	17,340	7,932	9,408
Occupancy and equipment	3,096	2,919	177	9,239	8,879	360
FDIC and regulatory fees	3,107	2,013	1,094	8,400	3,143	5,257
Broker-dealer clearing charges	3,278	2,180	1,098	7,986	6,048	1,938
General and administrative expense	6,772	8,543	(1,771)	18,033	20,323	(2,290)
Total non-interest expenses	$80,807	$71,790	$9,017	$232,650	$204,222	$28,428
Non-interest expense, which is comprised of compensation, data processing, depreciation and amortization, advertising and promotional, professional services, occupancy and equipment, FDIC and regulator fees, broker-dealer clearing charges and other operating expenses, was $80.8 million for the three months ended March 31, 2021, compared to $71.8 million for the three months ended March 31, 2020. Non-interest expense was $232.7 million for the nine months ended March 31, 2021, up from $204.2 million for the nine months ended March 31, 2020. The increases for the three and nine months ended March 31, 2021 were primarily due to to the expansion of the Bank, specifically in areas related to lending and deposits.
Total salaries and related costs increased $2.3 million to $38.5 million for the three months ended March 31, 2021 compared to $36.3 million for the three months ended March 31, 2020 and costs increased $8.4 million to $115.4 million for the nine months ended March 31, 2021 compared to $106.9 million for the nine months ended March 31, 2020. The increases in compensation expense for the three and nine months ended March 31, 2021 were primarily due to staffing additions to support growth in deposit and lending activities. Our staff increased to 1,152 from 1,047, or 10.0% between March 31, 2021 and 2020.
Data processing expense increased $3.6 million for the three months ended March 31, 2021 compared to three months ended March 31, 2020, and increased $6.0 million for the nine months ended March 31, 2021 compared to the nine month period ended March 31, 2020, primarily due to enhancements to customer interfaces and the Bank’s core processing system.
Advertising and promotional expense increased $0.4 million and decreased $1.1 million for the three and nine months ended March 31, 2021, compared to the three and nine months ended March 31, 2020, respectively. Fluctuations are mainly the result of activity in loan and deposit marketing.
Depreciation and amortization expense decreased $0.3 million and increased $0.5 million for the three and nine months ended March 31, 2021, compared to the three and nine months ended March 31, 2020, respectively. The decrease for the three months ended March 31, 2021 was primarily due to reduced depreciation of computer hardware and furniture and fixtures. The increase for the nine months ended March 31, 2021 was primarily due to amortization of intangibles and depreciation on lending platform enhancements and infrastructure development.
Professional services expense increased $2.5 million and $9.4 million for the three and nine months ended March 31, 2021, compared to the three and nine months ended March 31, 2020, respectively. Professional services charges increased due primarily to increased legal expense.
Occupancy and equipment expense increased by $0.2 million and $0.4 million for the three and nine months ended March 31, 2021 compared to the three and nine months ended March 31, 2020, respectively. The changes for the three and nine months ended March 31, 2021 are primarily related to the timing of new property leases.
Our cost of FDIC and regulatory fees increased $1.1 million and $5.3 million for the three and nine months ended March 31, 2021, compared to the three and nine month period last year, respectively. The increase in FDIC and regulatory fees for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 corresponds to growth in average liabilities. The increase in FDIC and regulatory fees for the nine months ended March 31, 2021 as compared to the nine months ended March 31, 2020 corresponds to growth in average liabilities and a small bank assessment credit received from the

FDIC during the nine months ended March 31, 2020, which did not recur in 2021. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.
Broker-dealer clearing charges increased $1.1 million and $1.9 million for the three and nine months ended March 31, 2021 compared to the three and nine months ended March 31, 2020. The increases were attributable to increased activity in the Securities Business.
Other general and administrative costs decreased by $1.8 million and $2.3 million for the three and nine months ended March 31, 2021, compared to the three and nine month period ended March 31, 2020, respectively. The decrease in costs in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily due to loan processing costs associated with seasonal tax loan products, which did not recur in 2021. The decrease in the nine months ended March 31, 2021 as compared to March 31, 2020 was due to decreased travel costs resulting from COVID-19 travel restrictions and loan processing costs associated with seasonal tax loan products, which did not recur in 2021.
Provision for Income Taxes
Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended March 31, 2021 and 2020 were 29.46% and 29.81%, respectively. Our effective income tax rates for the nine months ended March 31, 2021 and 2020 were 29.92% and 29.05%, respectively. The change in effective income tax rates between periods are primarily the result of changes in tax benefits from stock compensation.
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

	For the Three Months Ended March 31, 2021
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$135,092	$3,847	$(3,270)	$135,669
Provision for credit losses	2,700	—	—	2,700
Non-interest income	16,201	8,369	(683)	23,887
Non-interest expense	64,040	13,282	3,485	80,807
Income before taxes	$84,553	$(1,066)	$(7,438)	$76,049

	For the Three Months Ended March 31, 2020
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$145,372	$3,954	$(710)	$148,616
Provision for credit losses	28,500	—	—	28,500
Non-interest income	25,259	6,402	(119)	31,542
Non-interest expense	56,661	11,137	3,992	71,790
Income before taxes	$85,470	$(781)	$(4,821)	$79,868

	For the Nine Months Ended March 31, 2021
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$390,267	$13,002	$(6,181)	$397,088
Provision for credit losses	22,500	—	—	22,500
Non-interest income	68,708	20,725	(973)	88,460
Non-interest expense	187,733	35,946	8,971	232,650
Income before taxes	$248,742	$(2,219)	$(16,125)	$230,398

	For the Nine Months Ended March 31, 2020
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$350,184	$13,137	$(2,982)	$360,339
Provision for credit losses	35,700	—	—	35,700
Non-interest income	57,274	19,087	(2,076)	74,285
Non-interest expense	160,547	32,656	11,019	204,222
Income before taxes	$211,211	$(432)	$(16,077)	$194,702
Banking Business
For the three months ended March 31, 2021, our Banking Business segment had income before taxes of $84.6 million compared to income before taxes of $85.5 million for the three months ended March 31, 2020. For the nine months ended March 31, 2021, we had income before taxes of $248.7 million compared to income before taxes of $211.2 million for the nine months ended March 31, 2020. For the three months ended March 31, 2021, the decrease in income before taxes was mainly due to interest income from seasonal loan products associated with H&R Block that did not recur in the three months ended March 31, 2021. For the nine months ended March 31, 2021, the increase in income before taxes was the result of an increase in average earning assets and a reduction in the rates paid on interest-bearing demand and savings deposits and an increase in non-interest income primarily from increased mortgage banking income.
We consider the ratios shown in the table below to be key indicators of the performance of our Banking Business segment:

	At or for the Three Months Ended		At or for the Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Efficiency ratio	42.33%	33.21%	40.90%	39.40%
Return on average assets	1.81%	2.03%	1.80%	1.80%
Interest rate spread	4.05%	4.43%	3.90%	3.77%
Net interest margin	4.23%	4.97%	4.09%	4.28%
Our Banking segment’s net interest margin exceeds our consolidated net interest margin. Our consolidated net interest margin includes certain items that are not reflected in the calculation of our net interest margin within our Banking Business and reduce our consolidated net interest margin, such as the borrowing costs at our Parent Company and the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in our Securities Business, including items related to securities financing operations that typically decrease net interest margin.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents our Banking segment’s information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31,
	2021			2020
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans and leases[3,4]	$11,556,228	$147,264	5.10%	$10,572,444	$174,497	6.60%
Interest-earning deposits in other financial institutions	949,259	230	0.10%	826,965	2,686	1.30%
Securities[4]	242,422	2,733	4.51%	267,036	2,891	4.33%
Stock of the regulatory agencies	17,250	212	4.92%	30,535	540	7.07%
Total interest-earning assets	12,765,159	150,439	4.71%	11,696,980	180,614	6.18%
Non-interest-earning assets	161,541			164,867
Total assets	$12,926,700			$11,861,847
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$7,256,096	$6,904	0.38%	$4,645,978	$15,918	1.37%
Time deposits	1,748,271	7,343	1.68%	2,457,991	15,372	2.50%
Advances from the FHLB	194,564	992	2.04%	929,162	3,952	1.70%
Borrowings, subordinated notes and debentures	120,037	104	0.35%	—	—	—%
Total interest-bearing liabilities	9,318,968	15,343	0.66%	8,033,131	35,242	1.75%
Non-interest-bearing demand deposits	2,239,439			2,632,027
Other non-interest-bearing liabilities	119,605			81,021
Stockholders’ equity	1,248,688			1,115,668
Total liabilities and stockholders’ equity	$12,926,700			$11,861,847
Net interest income		$135,096			$145,372
Interest rate spread[5]			4.05%			4.43%
Net interest margin[6]			4.23%			4.97%
1Average balances are obtained from daily data.
2Annualized.
3Loans and leases include loans held for sale, loan premiums and unearned fees.
4Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans and leases include average balances of $27.1 million and $27.8 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2021 and 2020 three-month periods, respectively.
5Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
6Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents our Banking segment’s information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the nine months ended March 31, 2021 and 2020:

	For the Nine Months Ended
	March 31,
	2021			2020
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans and leases[3,4]	$11,234,740	$434,269	5.15%	$9,992,436	$444,986	5.94%
Interest-earning deposits in other financial institutions	1,245,733	946	0.10%	679,702	8,647	1.70%
Securities[4]	233,946	8,661	4.94%	224,842	8,524	5.05%
Stock of the regulatory agencies	17,250	631	4.88%	25,770	1,367	7.07%
Total interest-earning assets	12,731,669	444,507	4.66%	10,922,750	463,524	5.66%
Non-interest-earning assets	157,825			189,562
Total assets	$12,889,494			$11,112,312
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$7,248,839	$24,413	0.45%	$4,783,758	$56,816	1.58%
Time deposits	1,889,983	25,770	1.82%	2,493,812	46,313	2.48%
Advances from the FHLB	224,119	3,690	2.20%	727,404	10,211	1.87%
Borrowings, subordinated notes and debentures	139,925	366	0.35%	—	—	—%
Total interest-bearing liabilities	9,502,866	54,239	0.76%	8,004,974	113,340	1.89%
Non-interest-bearing demand deposits	2,070,747			1,951,809
Other non-interest-bearing liabilities	127,079			81,956
Stockholders’ equity	1,188,802			1,073,573
Total liabilities and stockholders’ equity	$12,889,494			$11,112,312
Net interest income		$390,268			$350,184
Interest rate spread[5]			3.90%			3.77%
Net interest margin[6]			4.09%			4.28%
1Average balances are obtained from daily data.
2Annualized.
3Loans and leases include loans held for sale, loan premiums and unearned fees.
4Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans and leases include average balances of $27.3 million and $27.8 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2021 and 2020 nine-month periods, respectively.
5Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
6Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our net interest income for our Banking segment. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) for the three and nine months ended March 31, 2021 and 2020:

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
	2021 vs 2020			2021 vs 2020
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
Increase / (decrease) in interest income:
Loans and leases	$15,123	$(42,356)	$(27,233)	$52,032	$(62,749)	$(10,717)
Interest-earning deposits in other financial institutions	346	(2,802)	(2,456)	4,043	(11,744)	(7,701)
Mortgage-backed and other investment securities	(274)	116	(158)	330	(193)	137
Stock of the regulatory agencies, at cost	(193)	(135)	(328)	(380)	(356)	(736)
	$15,002	$(45,177)	$(30,175)	$56,025	$(75,042)	$(19,017)
Increase / (decrease) in interest expense:
Interest-bearing demand and savings	$6,117	$(15,131)	$(9,014)	$18,410	$(50,813)	$(32,403)
Time deposits	(3,759)	(4,270)	(8,029)	(7,376)	(13,167)	(20,543)
Advances from the FHLB	(3,623)	663	(2,960)	(11,731)	5,210	(6,521)
Borrowings, subordinated notes and debentures	104	—	104	366	—	366
	$(1,161)	$(18,738)	$(19,899)	$(331)	$(58,770)	$(59,101)
The Banking segment’s net interest income for the three and nine months ended March 31, 2021 totaled $135.1 million and $390.3 million, a decrease of 7.1% and an increase of 11.4%, compared to net interest income of $145.4 million and $350.2 million for the three and nine months ended March 31, 2020, respectively. The decrease for the three months was primarily due to interest income from seasonal tax loan products in the three months ended March 31, 2020 which didn’t recur in the three months ended March 31, 2021, partially offset by the reduction in the rates paid on interest-bearing demand and savings deposits for the three months ended March 31, 2021. The growth of net interest income for nine months ended March 31, 2021 is primarily due to increased average earnings assets from net loan and lease portfolio growth and reduced rates paid on interest-bearing demand and savings deposits, partially offset by reduced yields on interest earning assets.
The Banking segment’s non-interest income decreased $9.1 million from $25.3 million to $16.2 million and increased $11.4 million from $57.3 million to $68.7 million for the three and nine months ended March 31, 2021 compared to the three and nine months ended March 31, 2020, respectively. The net decrease was mainly the result of decreased banking and service fees of $14.7 million primarily from Emerald Prepaid Mastercard® and Refund Transfer products associated with H&R Block that did not recur in the three months ended March 31, 2021, partially offset by increased mortgage banking income of $6.1 million. Non-interest income increased $14.2 million to $88.5 million for the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020. The increase was primarily the result of an increase of $31.3 million in mortgage banking driven by the decline of mortgage rates to record lows over the year, partially offset by a decrease of $13.3 million in banking and service fees, primarily from Emerald Prepaid Mastercard® and Refund Transfer associated with H&R Block that did not recur in the nine months ended March 31, 2021, and a decrease of $5.7 million in gain on sale-other, as certain sales of lottery receivables and sales of Emerald Advance loans to H&R Block in the nine months ended March 31, 2020 did not recur in the nine months ended March 31, 2021.
The Banking segment’s non-interest expense increased $7.4 million and $27.2 million for the three and nine months ended March 31, 2021 compared to the three and nine months ended March 31, 2020, respectively. For the three months ended March 31, 2021 compared to the three months ended March 31, 2020, the $7.4 million increase of non-interest expense was primarily due to a $3.4 million increase in data processing expense, $3.3 million increase of salaries and related expenses related to an increase in staffing to support the overall growth of the Bank, an increase of $1.0 million in FDIC and regulatory fees, and a $1.0 million increase in professional services, partially offset by a $2.1 million decrease in other and general expense and a $0.4 million decrease in depreciation and amortization expense. For the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020, the $27.2 million increase was primarily due to a $12.4 million increase in salaries and related expenses related to an increase in staffing to support the overall growth of the Bank, a $6.7 million increase in professional services, an increase of $5.9 million in data processing expense, a $5.0 million increase in FDIC and regulatory fees, and a $0.6 million increase in occupancy and equipment related charges, partially offset by a $2.2 million decrease in other general and administrative expenses and a decrease of $1.7 million in advertising and promotional expense.
Securities Business
For the three months ended March 31, 2021, our Securities Business segment had a loss before taxes of $1.1 million compared to a loss before taxes of $0.8 million for the three months ended March 31, 2020. For the nine months ended March 31, 2021, our Securities Business segment had a loss before taxes of $2.2 million compared to a loss before taxes of $0.4 million for the nine months ended March 31, 2021.
Net interest income for the three months ended March 31, 2021, decreased $0.1 million to $3.9 million compared to $4.0 million for the three months ended March 31, 2020. Net interest income for the nine months ended March 31, 2021 decreased $0.1 million to $13.0 million compared to $13.1 million for the nine months ended March 31, 2020. The $0.1 million decrease for the three months ended March 31, 2021 was primarily the result of an increase in other borrowings interest expense. The $0.1 million decrease for the nine months ended March 31, 2021 was due to a decrease in investment income. In the Securities Business, interest is earned through margin loan balances, securities borrowed, and cash deposit balances. Interest expense is incurred from cash borrowed through bank lines and securities lending.
Non-interest income during the three months ended March 31, 2021, was $8.4 million compared to $6.4 million for the three months ended March 31, 2020. Non-interest income during the nine months ended March 31, 2021 was $20.7 million compared to $19.1 million for the nine months ended March 31, 2020. The increases were primarily the result of a increased clearing and custodial related fees and clearing technology services, partially offset by a decrease in fees earned on FDIC insured bank deposits.
Non-interest expense was $13.3 million and $35.9 million during the three and nine months ended March 31, 2021 compared to $11.1 million and $32.7 million for the three and nine months ended March 31, 2020, respectively.
Non-interest expense increased $2.1 million for the three months ended March 31, 2021, primarily the result of a $1.1 million increase in broker-dealer clearing charges and a $0.9 million increase in professional services, partially offset by a decrease of $0.2 million decrease in advertising and promotional expenses. For the three months ended March 31, 2021, non-interest expense was primarily made up of $4.7 million in salaries and related expenses related to staffing, $3.3 million in broker-dealer clearing charges, $1.5 million in data processing, $1.7 million in professional services and $0.9 million in general and administrative expense. For the three months ended March 31, 2020, non-interest expense was primarily made up of $4.7 million in salaries and related expenses related to staffing, $2.1 million in broker-dealer clearing charges, $1.4 million in data processing, $0.8 million in professional services and $0.9 million in other and general expense.
Non-interest expense increased $3.3 million for the nine months ended March 31, 2021, primarily the result of a $1.9 million increase in professional services and a $1.9 million increase in broker-dealer clearing charges, partially offset by a $0.2 million decrease in salaries and related expenses and a $0.3 million decrease in other general and administrative expenses. For the nine months ended March 31, 2021, non-interest expense was primarily made up of $13.8 million in salaries and related staffing expense, $7.9 million in broker-dealer clearing charges, $4.2 million in data processing, $4.0 million in professional services, $2.7 million in general expense and administrative and $2.0 million in depreciation and amortization expense. For the nine months ended March 31, 2020, non-interest expense was primarily made up of $14.1 million in salaries and staffing related expenses, $6.0 million in broker-dealer clearing charges, $4.2 million in data processing, $2.1 million in professional services, $3.0 million in general and administrative expense, and $1.9 million in depreciation and amortization expense.

Selected information concerning the Securities segment follows as of and for the three months ended:

	March 31,
(Dollars in thousands)	2021	2020
Compensation as a % of net revenue	32.4%	36.8%
FDIC insured program balances (end of period)	$794,614	$413,441
Customer margin balances (end of period)	$310,695	$158,993
Customer funds on deposit, including short credits (end of period)	$294,903	$182,455

Clearing:
Total tickets	1,998,293	1,046,572
Correspondents (end of period)	64	60

Securities lending:
Interest-earning assets – stock borrowed (end of period)	$543,538	$53,816
Interest-bearing liabilities – stock loaned (end of period)	$649,837	$76,587
FINANCIAL CONDITION
Balance Sheet Analysis
Total assets increased $976.0 million, or 7.0%, to $14.8 billion, as of March 31, 2021, up from $13.9 billion at June 30, 2020. The increase in total assets was mainly due to an increase of $1,079.9 million in net loans and leases held for investment and an increase of $321.2 million in securities borrowed, partially offset by a decrease in cash and cash equivalents of $507.6 million. Total liabilities increased $861.2 million, primarily due to an increase of $393.9 million in securities loaned, growth in deposits of $275.8 million, an increase in customer, broker-dealer and clearing payables of $136.1 million, and increased borrowings of $130.0 million, partially offset by a decrease of $70.0 million in advances from the FHLB.
Loans
Net loans and leases held for investment increased 10.2% to $11.7 billion at March 31, 2021 from $10.6 billion at June 30, 2020. The increase in the loan and lease portfolio was primarily due to loan and lease originations of $3.9 billion and mortgage warehouse loan originations of $0.5 billion, partially offset by loan and lease repayments and other adjustments of $3.3 billion and an adjustment of approximately $47.3 million to the allowance for credit losses - loans resulting from the adoption of ASC 326 during the nine months ended March 31, 2021.
The following table sets forth the composition of the loan and lease portfolio as of the dates indicated:

	March 31, 2021		June 30, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single Family - Mortgage & Warehouse	$4,899,188	41.4%	$4,722,304	44.1%
Multifamily and Commercial Mortgage	2,424,185	20.4%	2,263,054	21.1%
Commercial Real Estate	3,042,896	25.7%	2,297,920	21.5%
Commercial & Industrial - Non-RE	1,030,879	8.7%	885,320	8.3%
Auto & Consumer	323,662	2.7%	341,365	3.2%
Other	135,705	1.1%	193,479	1.8%
Total gross loans and leases	11,856,515	100.0%	10,703,442	100.0%
Allowance for loan and lease losses	(138,107)		(75,807)
Unaccreted discounts and loan and lease fees	(7,193)		3,714
Total net loans and leases	$11,711,215		$10,631,349
The Bank originates some single family interest only loans with terms that include repayments that are less than the repayments for fully amortizing loans. The Bank’s lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Bank monitors and performs reviews of interest only loans. Adverse trends reflected in the Company’s delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of March 31, 2021, the Company had $1.1 billion of interest only mortgage loans.
Asset Quality and Allowance for Loan and Lease Losses
Non-performing Assets
Non-performing loans are comprised of loans past due 90 days or more on nonaccrual status and other nonaccrual loans. Non-performing assets include non-performing loans plus other real estate owned and repossessed vehicles. At March 31, 2021, our non-performing loans totaled $135.6 million, or 1.14% of total gross loans and our non-performing loans and foreclosed assets or “non-performing assets” totaled $142.4 million, or 0.96% of total assets.
Non-performing assets consisted of the following as of the dates indicated:

(Dollars in thousands)	March 31, 2021	June 30, 2020	Inc (Dec)
Non-performing assets:
Non-accrual loans and leases:
Single Family - Mortgage & Warehouse	$85,043	$84,030	$1,013
Multifamily and Commercial Mortgage	30,744	3,425	27,319
Commercial Real Estate	16,414	—	16,414
Commercial & Industrial - Non-RE	2,960	213	2,747
Auto & Consumer	446	273	173
Other	—	—	—
Total non-performing loans	135,607	87,941	47,666
Foreclosed real estate	6,538	6,114	424
Repossessed—Auto and RV	266	294	(28)
Total non-performing assets	$142,411	$94,349	$48,062
Total non-performing loans as a percentage of total loans	1.14%	0.82%	0.32%
Total non-performing assets as a percentage of total assets	0.96%	0.68%	0.28%
Total non-performing assets increased from $94.3 million at June 30, 2020 to $142.4 million at March 31, 2021. The increase in non-performing assets of approximately $48.1 million, was primarily attributable to multifamily and commercial mortgage and commercial real estate loans. Non-performing multifamily and commercial mortgage loans increased $27.3 million to $30.7 million. Non-performing commercial real estate loans increased $16.4 million. The weighted average LTV of the non-performing multifamily and commercial mortgage loans was 54.5% at March 31, 2021. The weighted average LTV of the non-performing commercial real estate loans was 47% at March 31, 2021.
The Bank had no performing troubled debt restructurings at March 31, 2021 and June 30, 2020. A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent or temporary modifications of principal and interest payments or an extension of maturity dates. When a loan is delinquent and classified as a troubled debt restructuring no interest is accrued until the borrower demonstrates over time (typically six months) that it can make payments. When a loan is considered a troubled debt restructuring and is on nonaccrual, it is considered non-performing and included in the table above.

Allowance for Credit Losses - Loans

On July 1, 2020, the Company adopted ASC 326. The update replaces the historical incurred loss model to a current expected loss model, resulting, generally, in earlier recognition of loss. Refer to Note 1 - Summary of Significant Accounting Policies within this Form 10-Q for the Quarterly Period ended March 31, 2021 for further detail on the accounting adoption along with detail of the processes involved in determining the allowance for credit losses under the new guidance.

The following table reflects management’s allocation of the allowance for credit losses - loans by loan category and the ratio of each loan category to total loans as of the dates indicated:

	March 31, 2021		June 30, 2020
(Dollars in thousands)	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
Single Family Real Estate	$29,915	21.7%	$25,901	34.2%
Multifamily Real Estate	13,416	9.7%	4,718	6.2%
Commercial Real Estate	56,327	40.8%	21,052	27.8%
Commercial and Industrial - Non-RE	23,653	17.1%	9,954	13.1%
Consumer and Auto	7,185	5.2%	9,461	12.5%
Other	7,611	5.5%	4,721	6.2%
Total	$138,107	100.0%	$75,807	100.0%
The provision for credit losses was $2.7 million and $28.5 million for the three months ended March 31, 2021 and 2020, respectively. The provision for credit losses was $22.5 million and $35.7 million for the nine months ended March 31, 2021 and 2020, respectively. The decrease in the provision for credit losses for the three and nine months ended March 31, 2021, were primarily due to a decrease in provisions associated with Refund Advance loans due to the termination of our relationship with H&R Block and macroeconomic updates relating to COVID-19. We believe that the lower average LTV in the Bank’s mortgage loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks. The resolution of the Bank’s existing other real estate owned and non-performing loans should not have a significant adverse impact on our operating results.
Investment Securities
Total investment securities were $219.2 million as of March 31, 2021, compared with $187.7 million at June 30, 2020. During the nine months ended March 31, 2021, we purchased securities for $66.6 million and received principal repayments of approximately $57.5 million in our available-for-sale portfolio. The remainder of the change for the available-for-sale portfolio is attributable to accretion and other activities.

Deposits
Deposits increased a net $275.8 million, or 2.4%, to $11.6 billion at March 31, 2021, from $11.3 billion at June 30, 2020. Non-interest bearing deposits increased $682.5 million, or 35.2%, to $2.6 billion at March 31, 2021, from $1.9 billion at June 30, 2020.
The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	March 31, 2021		June 30, 2020
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$2,619,157	—%	$1,936,661	—%
Interest bearing:
Demand	3,740,767	0.25%	3,456,127	0.37%
Savings	3,559,990	0.38%	3,697,188	0.78%
Total interest-bearing demand and savings	7,300,757	0.31%	7,153,315	0.58%
Time deposits:
$250 and under[2]	1,153,179	1.50%	1,584,034	2.12%
Greater than $250	539,408	1.19%	662,684	1.39%
Total time deposits	1,692,587	1.40%	2,246,718	1.91%
Total interest bearing[2]	8,993,344	0.52%	9,400,033	0.90%
Total deposits	$11,612,501	0.40%	$11,336,694	0.75%
1 Based on weighted-average stated interest rates at end of period.
2 The total interest bearing includes brokered deposits of $620.8 million and $1,318.0 million as of March 31, 2021 and June 30, 2020, respectively, of which $380.0 million and $603.6 million, respectively, are time deposits classified as $250 and under.

The following table sets forth the number of deposit accounts by type as of the date indicated:

	March 31, 2021	June 30, 2020	March 31, 2020
Non-interest bearing, prepaid and other	33,442	3,361,965	3,842,799
Checking and savings accounts	326,536	310,463	302,998
Time deposits	14,430	18,450	20,485
Total number of deposit accounts	374,408	3,690,878	4,166,282
Our non-interest bearing, prepaid and other accounts contained two omnibus accounts that when condensed for regulatory reporting purposes result in 27,108 accounts at June 30, 2020 and 22,883 accounts as of March 31, 2020. The two omnibus accounts represented $351.9 million and $816.1 million at June 30, 2020 and March 31, 2020, respectively. The decrease in the number of accounts is the result of the termination of our third-party prepaid card relationships, such as H&R Block, due to the reduction of our interchange fees effective July 1, 2020 as a result of the Durbin Amendment. See the Regulation of Banking Business in our Form 10-K for the year ended June 30, 2020 for additional information.

Borrowings
    The following table sets forth the composition of our borrowings and the interest rates at the dates indicated:

	March 31, 2021		June 30, 2020		March 31, 2020
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB Advances	$172,500	2.26%	$242,500	2.22%	$770,500	0.90%
Borrowings, subordinated notes and debentures	365,753	3.23%	235,789	5.18%	76,285	5.44%
Total borrowings	$538,253	2.92%	$478,289	3.68%	$846,785	1.31%

Weighted average cost of borrowings during the quarter	3.63%		1.26%		2.04%
Borrowings as a percent of total assets	3.63%		3.45%		7.00%

At March 31, 2021, total borrowings amounted to $538.3 million, up $60.0 million, or 12.5%, from June 30, 2020 and down $308.5 million or 36.4% from March 31, 2020. Borrowings as a percent of total assets were 3.63%, 3.45% and 7.00% at March 31, 2021, June 30, 2020 and March 31, 2020, respectively. Weighted average cost of borrowings during the quarter were 3.63%, 1.26% and 2.04% for the quarters ended March 31, 2021, June 30, 2020 and March 31, 2020, respectively.
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
On March 31, 2021, the Company completed the redemption of $51.0 million aggregate principal amount of its 6.25% Subordinated Notes due 2026 (the “Notes 2026”). The Notes 2026 were redeemed for cash by the Company at 100% of their principal amount, plus accrued and unpaid interest, in accordance with the terms of the indenture governing the Notes 2026.
We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise.
Stockholders’ Equity
    Stockholders’ equity increased $114.8 million to $1,345.7 million at March 31, 2021 compared to $1,230.8 million at June 30, 2020. The increase was the result of our net income for the nine months ended March 31, 2021 of $161.5 million, stock compensation expense of $9.2 million, a $3.2 million increase in other comprehensive income, net of tax, partially offset by $0.1 million for dividends declared on preferred stock, $5.2 million for the redemption of the series-A preferred stock, $16.8 million for common stock repurchases, and an opening day adjustment of $37.1 million for the change to ASC 326 - refer to Note 1 - Summary of Significant Accounting Policies for further detail of the adoption.
During the nine months ended March 31, 2021, the Company repurchased a total of $16.8 million, or 753,597 common shares at an average price of $22.24 per share. The Company has $52.8 million remaining under the Board authorized stock repurchase program.
We redeemed in full the 515 outstanding shares of Series A-6% Cumulative Nonparticipating Perpetual Preferred Stock on October 20, 2020 at $10,000 per share plus accrued dividends.

LIQUIDITY
Cash flow information is as follows:

	For the Nine Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Operating Activities	$312,727	$221,962
Investing Activities	$(1,126,045)	$(987,634)
Financing Activities	$305,754	$762,503
During the nine months ended March 31, 2021, we had net cash inflows from operating activities of $312.7 million compared to inflows of $222.0 million for the nine months ended March 31, 2020, primarily due to net income for each period. Net operating cash inflows and outflows fluctuate primarily due to the timing of the following: originations of loans held for sale, proceeds from loan sales, securities borrowed and loaned, and customer, broker-dealer and clearing receivables and payables.
Net cash outflows from investing activities totaled $1,126.0 million for the nine months ended March 31, 2021, while outflows totaled $987.6 million for the nine months ended March 31, 2020. The increase in outflows was primarily due to increased net originations of mortgage warehouse loans and decreased repayments on loans and leases, partially offset by decreased originations of loans held for investment compared to the nine months ended March 31, 2020.

Net cash inflows from financing activities totaled $305.8 million for the nine months ended March 31, 2021, compared to net cash inflows from financing activities of $762.5 million for the nine months ended March 31, 2020. The change was primarily due to reduced deposit growth partially offset by the proceeds of $175.0 million of subordinated notes in the nine months ended March 31, 2021.
During the nine months ended March 31, 2021, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At March 31, 2021, the Company had $2,766.6 million available immediately and $2,553.9 million available with additional collateral. At March 31, 2021, we also had two unsecured federal funds purchase lines with two different banks totaling $175.0 million, under which no borrowings were outstanding.
The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At March 31, 2021, the Bank did not have any borrowings outstanding and the amount available from this source was $2,275.4 million. The credit line is collateralized by consumer loans and mortgage-backed securities. Additionally, the Bank can borrow through the Paycheck Protection Program Liquidity Facility (“PPPLF”). Advances under the PPPLF are collateralized by pledged Small Business Administration Paycheck Protection Program Loans. Advances under the PPPLF were $108.6 million million at March 31, 2021, had interest rates of 0.35% and mature at the earlier of PPP borrower forgiveness or June 2022.
Axos Clearing has a total of $350 million uncommitted secured lines of credit available for borrowing as needed. As of March 31, 2021, there was $32.4 million outstanding. These credit facilities bear interest at rates based on the Federal Funds rate and are due upon demand.
Axos Clearing has a $50.0 million committed unsecured line of credit available for limited purpose borrowing. As of March 31, 2021, there was $39.7 million outstanding. This credit facility bears interest at rates based on the Federal Funds rate and are due upon demand.
We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies for the next 12 months and beyond. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.
OFF-BALANCE SHEET COMMITMENTS
At March 31, 2021, we had commitments to originate loans with an aggregate outstanding principal balance of $687.1 million, and commitments to sell loans with an aggregate outstanding principal balance of $112.4 million. We have no commitments to purchase loans, leases, investment securities or any other unused lines of credit.
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

CAPITAL RESOURCES AND REQUIREMENTS
Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our unaudited condensed consolidated financial statements. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for our Company and Bank. Information presented for March 31, 2021, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. At March 31, 2021, our Company and Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since March 31, 2021 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Company and Bank elected the CECL 5-year transition guidance for calculating regulatory capital ratios and the March 31, 2021 ratios include this election. This guidance allows an entity to add back to capital 100% of the capital impact from the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through June 30, 2023. This cumulative amount will then be phased out of regulatory capital over the next three years.
The Company’s and Bank’s estimated capital amounts, capital ratios and capital requirements under Basel III were as follows:

	Axos Financial, Inc.		Axos Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in millions)	March 31, 2021	June 30, 2020	March 31, 2021	June 30, 2020
Regulatory Capital:
Tier 1	$1,252	$1,106	$1,220	$1,080
Common equity tier 1	$1,252	$1,101	$1,220	$1,080
Total capital (to risk-weighted assets)	$1,536	$1,241	$1,321	$1,156

Assets:
Average adjusted	$13,919	$12,333	$12,768	$11,680
Total risk-weighted	$11,531	$9,817	$10,392	$9,160

Regulatory Capital Ratios:
Tier 1 leverage (core) capital to adjusted average assets	8.99%	8.97%	9.56%	9.25%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	10.86%	11.22%	11.74%	11.79%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	10.86%	11.27%	11.74%	11.79%	8.00%	6.00%
Total capital (to risk-weighted assets)	13.32%	12.64%	12.71%	12.62%	10.00%	8.00%
Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At March 31, 2021, our Company and Bank are in compliance with the capital conservation buffer requirement, which sets the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums to 7.0%, 8.5% and 10.5%, respectively.

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
The net capital positions of Axos Clearing were as follows:

(Dollars in thousands)	March 31, 2021	June 30, 2020
Net capital	$33,845	$34,022
Excess Capital	$26,338	$29,450

Net capital as a percentage of aggregate debit items	9.02%	14.88%
Net capital in excess of 5% aggregate debit items	$15,077	$22,593
Axos Clearing as a clearing broker, is subject to SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the benefit of customers. At March 31, 2021, the Company had a deposit requirement of $238.0 million and maintained a deposit of $253.6 million. On April 1, 2021, the company made a withdrawal of $11.6 million.
Certain broker-dealers have chosen to maintain brokerage customer accounts at Axos Clearing. To allow these broker-dealers to classify their assets held by the Company as allowable assets in their computation of net capital, the Company computes a separate reserve requirement for Proprietary Accounts of Brokers (PAB). At March 31, 2021, the Company had a deposit requirement of $41.7 million and maintained a deposit of $41.3 million. On April 1, 2021, the Company made a deposit in the amount of $1.0 million.
Acquisition. On April 20, 2021, the Company announced that it signed a definitive agreement to acquire certain assets and liabilities of E*TRADE Advisor Services, the registered investment advisor custody business Morgan Stanley acquired in its acquisition of E*TRADE Financial Corporation in 2020. The $55 million cash purchase price will be funded with existing capital at Axos Financial, Inc. We expect this transaction to close in the third calendar quarter of 2021. Following closing, this transaction will materially increase our non-interest income and non-interest expense for the Securities Business segment.
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

Banking Business
The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at March 31, 2021 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	March 31, 2021
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$1,123,821	$—	$—	$—	$1,123,821
Securities[1]	222,522	1,227	9,121	11,991	244,861
Stock of the regulatory agencies	17,250	—	—	—	17,250
Loans and leases—net of allowance for credit loss	7,269,761	1,553,005	2,949,917	35,533	11,808,216
Loans held for sale	74,871	—	—	—	74,871
Total interest-earning assets	8,708,225	1,554,232	2,959,038	47,524	13,269,019
Non-interest earning assets	—	—	—	—	154,435
Total assets	$8,708,225	$1,554,232	$2,959,038	$47,524	$13,423,454
Interest-bearing liabilities:
Interest-bearing deposits	$6,706,106	$1,918,414	$493,859	$782	$9,119,161
Advances from the FHLB	15,000	5,000	92,500	60,000	172,500
Borrowings, subordinated notes and debentures	204,463	—	—	14,000	218,463
Total interest-bearing liabilities	6,925,569	1,923,414	586,359	74,782	9,510,124
Other non-interest-bearing liabilities	—	—	—	—	2,654,416
Stockholders’ equity	—	—	—	—	1,258,914
Total liabilities and equity	$6,925,569	$1,923,414	$586,359	$74,782	$13,423,454
Net interest rate sensitivity gap	$1,782,656	$(369,182)	$2,372,679	$(27,258)	$3,758,895
Cumulative gap	$1,782,656	$1,413,474	$3,786,153	$3,758,895	$3,758,895
Net interest rate sensitivity gap—as a % of total interest earning assets	13.43%	(2.78)%	17.88%	(0.21)%	28.33%
Cumulative gap—as % of total interest earning assets	13.43%	10.65%	28.53%	28.33%	28.33%
1    Comprised of agency and non-agency mortgage-backed securities, municipal securities and other non-agency debt securities, which are classified as available-for-sale.
The above table provides an approximation of the projected re-pricing of assets and liabilities at March 31, 2021 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are based on historical experience. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience. Actual repayments of these instruments could vary substantially if future experience differs from our historic experience.
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

The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the future 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Bank assumes no growth in the balance sheet other than for retained earnings:

	As of March 31, 2021
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$573,589	10.0%	$552,652	8.5%
Base	$521,465	—%	$509,547	—%
Down 100 basis points	$508,679	(2.5)%	$493,781	(3.1)%
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
The following table indicates the sensitivity of market value of equity to the interest rate movement described above:

	As of March 31, 2021
(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$1,493,941	9.7%	10.0%
Up 200 basis points	$1,484,867	9.0%	9.9%
Up 100 basis points	$1,435,012	5.3%	9.5%
Base	$1,362,263	—%	8.9%
Down 100 basis points	$1,259,069	(7.6)%	8.2%
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
At March 31, 2021, Axos Clearing held municipal obligations, these positions were classified as trading securities and had maturities greater than 10 years.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth our market repurchases of Axos common stock and the Axos common shares retained in connection with net settlement of restricted stock awards during the quarter ended March 31, 2021.

(Dollars in thousands, except per share data)	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases[1]
Quarter Ended March 31, 2021
January 1, 2021 to January 31, 2021	—	$—	—	$—
February 1, 2021 to February 28, 2021	—	$—	—	$—
March 1, 2021 to March 31, 2021	—	$—	—	$—
For the Three Months Ended March 31, 2021	—	$—	—	$52,764

Stock Retained in Net Settlement[2]
January 1, 2021 to January 31, 2021	2,350
February 1, 2021 to February 28, 2021	2,389
March 1, 2021 to March 31, 2021	63,893
For the Three Months Ended March 31, 2021	68,632
1 On March 17, 2016, the Board of Directors of the Company authorized a program to repurchase up to $100 million of common stock and extended the program by an additional $100 million on August 2, 2019. The share repurchase program will continue in effect until terminated by the Board of Directors of the Company. Purchases were made in open-market transactions.
2 In October 2019, the stockholders of the Company approved the amended and restated 2014 Stock Incentive Plan, which among other changes permitted net settlement of stock issuances related to equity awards for purposes of payment of a grantee’s minimum income tax obligation. Stock Retained in Net Settlement was at the vesting price of the associated restricted stock unit.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
    None.

ITEM 6.EXHIBITS

Exhibit Number	Description	Incorporated By Reference to

3.1	Amended and Restated Bylaws of Axos Financial, Inc. as amended and restated through February 25, 2021.	Exhibit 3.2 to the current report on 8-K filed on February 26, 2021.

4.1	Indenture, dated as of March 3, 2016, between Axos Financial, Inc. and U.S. Bank National Association, as trustee	Exhibit 4.1 to the Current Report on 8-K filed on September 18, 2020.

4.2	Second Supplemental Indenture, dated as of September 18, 2020, between Axos Financial, Inc. and U.S. Bank National Association, as trustee	Exhibit 4.2 to the Current Report on 8-K filed on September 18, 2020.

4.3	Form of Global Note to represent the 4.875% Fixed-to-Floating Rate Subordinated Notes due 2030 of Axos Financial, Inc.	Exhibit 4.3 to the Current Report on 8-K filed on September 18, 2020.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Definition Document	Filed herewith.

104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Axos Financial, Inc.

Dated:	April 29, 2021	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	April 29, 2021	By:	/s/ Andrew J. Micheletti
Andrew J. Micheletti Executive Vice President and Chief Financial Officer (Principal Financial Officer)