Form 10-K
period 2021-06-30
Axos Financial, Inc.
filed 2021-08-26
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-37709
__________________________________________________________________________________________
AXOS FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0867444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
    9205 West Russell Road, Suite 400, Las Vegas, NV                  89148
    (Address of principal executive offices)                      (zip code)
Registrant’s telephone number, including area code: (858) 649-2218

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $.01 par value	AX	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based upon the closing sales price of the common stock on the New York Stock Exchange of $37.53 on December 31, 2020 was $1,802,220,286.
The number of shares of the registrant’s common stock outstanding as of August 21, 2021 was 59,355,332.
__________________________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III.

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
Forward-looking statements are subject to significant business, economic and competitive risks, uncertainties and contingencies, many of which are difficult to predict and beyond the control of Axos or the Bank, which could cause our actual results to differ materially from the results expressed or implied in such forward-looking statements. These and other risks, uncertainties and contingencies are described in this Annual Report on Form 10-K, including under “Item 1A. Risk Factors”, and the Company’s other reports filed with the Securities and Exchange Commission (the “SEC”) from time to time.
RISK FACTOR SUMMARY
Investing in our securities involves a high degree of risk. The following is a summary of certain material risks and uncertainties facing our business. This summary is not a complete discussion of the risks and uncertainties affecting us. A more complete discussion of these and other risks and uncertainties is set forth under “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Additional risks not presently known to us or that we presently deem immaterial may also affect us. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected.
◦Changes in interest rates;
◦General economic and market conditions, including the risk of a significant and/or prolonged period of inflation or economic downturn;
◦The soundness of other financial institutions;
◦Replacement of the LIBOR benchmark interest rate;
◦Uncertainties surrounding the severity, duration, and effects of the novel coronavirus (“COVID-19”) pandemic;
◦Changes in regulation or regulatory oversight, accounting rules, and laws, including tax laws;
◦Changes to our size and structure;
◦Policies and regulations enacted by the Consumer Financial Protection Bureau;
◦Changes in real estate values;
◦Possible defaults on our mortgage loans;
◦Potential other-than-temporary impairment on securities held in our portfolio;
◦Mortgage buying activity of Fannie Mae and Freddie Mac;
◦Financial and credit risks associated with commercial and industrial and commercial real estate loans;
◦The adequacy of our allowance for credit losses;
◦Changes in the value of goodwill and other intangible assets;
◦Our risk management processes and procedures effectiveness;
◦Higher FDIC assessments could negatively impact profitability;
◦Our broker-dealer business and entry into the investment advisory business;
◦Our ability to acquire and integrate acquired companies;
◦The outcome or impact of current or future litigation involving the Company;
◦Our ability to access the equity capital markets;
◦Access to adequate funding;
◦Our ability to manage our growth and deploy assets profitably;
◦Competition for customers from other banks and financial services companies;

◦Our ability to maintain and enhance our brand;
◦Reputational risk associated with any negative publicity;
◦Failure or circumvention of our controls and procedures;
◦A natural disaster, especially in California, acts of war or terrorism, civil unrest, public health issues, or other adverse external events;
◦Our ability to retain the services of key personnel and attract, hire and retain other skilled managers;
◦Possible exposure to environmental liability;
◦Our dependence on third-party service providers for core banking and securities transactions technology;
◦Privacy concerns relating to our technology that could damage our reputation or deter customers from using our products and services;
◦Risk of systems failure and disruptions to operations;
◦Breach of information security measures and cybersecurity attacks;
◦Our reliance on continued and unimpeded access to the internet;
◦The market price of our common stock may be volatile;
◦Holders of our common stock may not receive dividends; and
◦Our charter documents and state law may delay or prevent a change of control or changes in our management which may depress the trading price of our common stock.
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

PART I

ITEM 1. BUSINESS
Overview
    Axos Financial, Inc. is a financial holding company, a diversified financial services company with over $14.3 billion in assets that provides banking and securities products and services to its customers through its online and low-cost distribution channels and affinity partners. Axos Bank has deposit and loan customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and selected specialty finance receivables. The Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. Our securities products and services are offered through Axos Clearing LLC (“Axos Clearing”), acquired on January 28, 2019 and Axos Invest, Inc. (“Axos Invest”), acquired on February 26, 2019, which generate interest and fee income by providing comprehensive securities clearing services to introducing broker-dealers and registered investment advisor correspondents and digital investment advisory services to retail investors, respectively. Axos Clearing is a clearing broker-dealer registered with the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”). Axos Invest is a Registered Investment Advisor under the Investment Advisers Act of 1940, that is registered with the SEC. Axos Invest LLC, an introducing broker-dealer that is registered with the SEC and FINRA was acquired together with Axos Invest on February 26, 2019. Axos Financial, Inc.’s common stock is listed on the New York Stock Exchange and is a component of the Russell 2000® Index and the S&P SmallCap 600® Index.
    At June 30, 2021, we had total assets of $14.3 billion, loans of $11.5 billion, investment securities of $0.2 billion, total deposits of $10.8 billion and borrowings of $0.6 billion. Because we do not incur the significantly higher fixed operating costs inherent in a branch-based distribution system, we are able to rapidly grow our deposits and assets by providing a better value to our customers and by expanding our low-cost distribution channels.
    Our business strategy is to grow our loan originations and our deposits to achieve increased economies of scale and reduce the cost of products and services to our customers by leveraging our distribution channels and technology. We have designed our online banking platform and our workflow processes to handle traditional banking functions with elimination of duplicate and unnecessary paperwork and human intervention. Our Bank’s charter allows us to conduct banking operations in all fifty states, and our online presence allows us increased flexibility to target a large number of loan and deposit customers based on demographics, geography and service needs. Our low-cost distribution channels provide opportunities to increase our core deposits and increase our loan originations by attracting new customers and developing new and innovative products and services. Our securities clearing and custody and digital investment management platforms provide a comprehensive set of technology, clearing, cash management and lending services targeted at independent registered investment advisors and introducing broker-dealers, principals and clients of advisory firms and individuals not affiliated with an investment advisor. We plan to integrate our clearing and wealth management platforms with our banking platform to create an easy to use platform for customers’ banking and investing needs. Over time we expect our Securities Business to generate additional low-cost deposits, which would be available to fund the Banking Business. On August 2, 2021, Axos Clearing closed its acquisition of E*TRADE Advisor Services, a registered investment advisor custody business and renamed it Axos Advisor Services (“AAS”). The addition of AAS provides new sources of fee income and services that complement the Securities Business products, a proprietary, turnkey technology platform to attract new registered investment advisor custody business, and generate low-cost core deposits.

    Our long-term business plan includes the following principal objectives:
•Maintain an annualized return on average common stockholders’ equity of 17.0% or better;
•Annually increase average interest-earning assets by 12% or more; and
•Maintain an annualized efficiency ratio at the Bank to a level 40% or lower.

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
Our distribution channels for our bank deposit and lending products include:
•Multiple national online banking brands with tailored products targeted to specific consumer segments;
•Affinity groups where we gain access to the affinity group’s members, and our exclusive relationships with financial advisory firms;
•A commercial banking division focused on providing deposit products and loans to specific nationwide industry verticals (e.g., Homeowners’ Associations) and small and medium size businesses;
•A commission-based lending sales force that operates from home offices focusing primarily on the origination of single family and multifamily mortgage loans;
•A commission-based lending sales force that operates from our San Diego office focusing on commercial and industrial loans to businesses;
•A commission-based leasing sales force that operates from our Salt Lake City office focusing on commercial and industrial leases to businesses;
•A bankruptcy and non-bankruptcy trustee and fiduciary services team that operates from our Kansas City office focusing on specialized software and consulting services that provide deposits; and
•Inside sales teams that originate loans and deposits from self-generated leads, third-party purchase leads, and from our retention and cross-sell of our existing customer base.

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
Single Family - Mortgage & Warehouse
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
•Retail. We originate single family mortgage loans directly through i) our multiple national online banking brand websites, where our customers can view interest rates and loan terms, enter their loan applications and lock in interest rates directly online, ii) our relationships with large affinity groups and iii) our call center which uses self-generated internet leads, third-party purchased leads, and cross-selling to our existing customer base.
•Wholesale. We have developed relationships with independent mortgage companies, cooperatives and individual loan brokers and we manage these relationships and our wholesale loan pipeline through our originations systems and websites. Through our secure website, our approved brokers can compare programs, terms and pricing on a real time basis and communicate with our staff.
•Correspondent. We acquire closed loans from third-party mortgage companies that originate single family loans in accordance with our portfolio specifications or the specifications of our investors. We may purchase pools of seasoned, single-family loans originated by others during economic cycles when those loans have more attractive risk-adjusted returns than those we may originate.
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
Multifamily and Commercial Mortgage
We originate adjustable rate multifamily residential mortgage loans and project-based multifamily real-estate-secured loans with interest rates that adjust based on U.S. Treasury security yields and London Interbank Offered Rate (“LIBOR”). Many of our loans have initial fixed rate periods (three, five or seven years) before starting a regular adjustment period (annually, semi-annually or monthly) as well as prepayment protection clauses, interest rate floors and rate change caps.
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
Commercial Real Estate Secured
We originate loans across the U.S. secured by commercial real estate properties (“CRE”) under a variety of structures that we classify as commercial real estate. A few examples are as follows: Commercial Bridge to Sale, Commercial Bridge to Construction, Commercial Bridge to Refinance and Acquisition, Development, and Construction. CRE Loans are originated to businesses secured by first liens on single family, multifamily, condominium, office, retail, mixed-use, hospitality, undeveloped or to-be-redeveloped land or small business loans. Repayment of CRE loans depends on the successful completion of the real estate transition project and permanent take-out. We attempt to mitigate risk by adhering to underwriting policies in evaluating the collateral and the credit-worthiness of borrowers and guarantors.

Commercial & Industrial - Non-Real Estate (Non-RE)
Comprising the majority of this portfolio are commercial and industrial non-real estate, asset-backed loans, lines of credit and term loans made to commercial borrowers secured by commercial assets, including, but not limited to, receivables, inventory and equipment. We typically reduce exposure in these loans by entering into a structured facility, under which we take a senior lien position collateralized by the underlying assets at advance rates well inside the collateral value. Commercial and industrial leases comprise the remainder of this portfolio and are primarily made based on the operating cash flows of the borrower or conversion of working capital assets to cash and secondarily on the underlying collateral provided by the borrower. We provide leases to small businesses and middle market companies that use the funds to purchase machinery, equipment and software essential to their operations. The lease terms are generally between two and ten years and amortize primarily to full repayment, or in some cases, to a residual balance that is expected to be collected through the sale of the collateral to the lessee or to a third party. The leases are offered nationwide to companies in targeted industries through a direct sales force and through independent third party sales referrals. Although commercial and industrial loans and leases are often collateralized directly or indirectly by equipment, inventory, accounts or loans receivable or other business assets, the liquidation of collateral in the event of a borrower default may be an insufficient source of repayment because accounts or loans receivable may be uncollectible and inventories and equipment may be obsolete or of limited use. We attempt to mitigate these risks through the structuring of these lending products, adhering to underwriting policies in evaluating the management of the business and the credit-worthiness of borrowers and guarantors.
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
Consumer Lending
We originate fixed rate term unsecured loans to individual borrowers in all fifty states. We offer loans between $5,000 and $50,000 with terms of twelve, twenty-four, thirty-six, forty-eight, sixty and seventy-two months to well qualified borrowers. From program inception until December 2018 our minimum credit score was 680. The minimum credit score is currently 700. All applicants apply digitally and are required to supply proof of income, identity and bank account documentation. One hundred percent of loans are manually underwritten by a seasoned underwriter with a telephone interview conducted in respect of every approved loan prior to funding. We source our unsecured loans through existing bank customers, lead aggregators and additional marketing efforts.
Our Bank also provides overdraft lines of credit for our qualifying deposit customers with checking accounts.

Other
We also originate other loans, which include structure settlements, Small Business Administration (“SBA”) consumer loans, and securities-backed loans. Structured settlements are originated through the wholesale and retail purchase of state lottery prize and structured settlement annuities. These annuities are high credit quality deferred payment receivables having a state lottery commission or primarily highly rated insurance company payor. Purchases of state lottery prize or structured settlement annuities are governed by specific state statutes requiring judicial approval of each transaction. Federal Paycheck Protection Program (“PPP”) loans made by the Bank under the Federal Coronavirus Aid, Relief and Economic Security Act (“CARES”) Act are guaranteed by the Small Business Administration (“SBA”) and, if the loan funds are used by the borrower for specific purposes as provided under the PPP, may be fully or partially forgiven by the SBA at which time, the Bank will receive funds related to the PPP loan forgiveness directly from the SBA. The Bank provides securities-backed lines of credit (sbloc) to borrowers collateralized by marketable securities at advance rates generally less than 50% of current fair market value.
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
Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio in amounts and percentages by type of loan at the end of each fiscal year-end for the last five years:

	At June 30,
	2021		2020		2019		2018		2017
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Single Family - Mortgage & Warehouse	$4,359,472	37.8%	$4,722,304	44.2%	$4,586,253	48.6%	$4,349,254	51.0%	$4,075,763	54.7%
Multifamily and Commercial Mortgage	2,470,454	21.4%	2,263,054	21.1%	2,098,034	22.2%	1,767,566	20.8%	1,548,712	20.8%
Commercial Real Estate	3,180,453	27.5%	2,297,920	21.5%	1,561,368	16.5%	1,191,081	14.0%	911,792	12.2%
Commercial & Industrial - Non-RE	1,123,869	9.7%	885,320	8.3%	791,647	8.4%	808,778	9.5%	593,532	8.0%
Auto & Consumer	362,180	3.1%	341,365	3.1%	323,995	3.4%	233,020	2.7%	157,234	2.1%
Other	58,316	0.5%	193,479	1.8%	88,013	0.9%	167,987	2.0%	162,228	2.2%
Total loans held for investment	$11,554,744	100.0%	$10,703,442	100.0%	$9,449,310	100.0%	$8,517,686	100.0%	$7,449,261	100.0%
Allowance for credit losses	(132,958)		(75,807)		(57,085)		(49,151)		(40,832)
Unamortized premiums/discounts, net of deferred loan fees	(6,972)		3,714		(10,101)		(36,246)		(33,936)
Net loans held for investment	$11,414,814		$10,631,349		$9,382,124		$8,432,289		$7,374,493
    The following table sets forth the amount of loans maturing in our total loans held for investment based on the contractual terms to maturity:

	Term to Contractual Maturity
(Dollars in thousands)	Less Than Three Months	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
June 30, 2021	$874,212	$1,643,001	$2,790,502	$6,247,029	$11,554,744

    The following table sets forth the amount of our loans at June 30, 2021 that are due after June 30, 2022 and indicates whether they have fixed, floating or adjustable interest rates:

(Dollars in thousands)	Fixed	Floating or Adjustable[1]	Total
Single Family - Mortgage & Warehouse	$90,941	$3,523,909	$3,614,850
Multifamily and Commercial Mortgage	44,367	2,384,953	2,429,320
Commercial Real Estate	97,509	1,510,532	1,608,041
Commercial & Industrial - Non-RE	248,116	757,469	1,005,585
Auto & Consumer	359,846	—	359,846
Other	19,888	—	19,888
Total	$860,667	$8,176,863	$9,037,530
1 Included in this category are hybrid mortgages (e.g., 5/1 adjustable rate mortgages) that carry a fixed rate for an introductory term before transitioning to an adjustable rate.
Our mortgage loans are secured by properties primarily located in the western United States. The following table shows the largest states and regions ranked by location of these properties:

	At June 30, 2021
	Percentage of Loan Principal Secured by Real Estate Located in State or Region
State or Region	Total Real Estate Mortgage Loans	Single Family Mortgage	Multifamily real estate secured	Commercial Real Estate
California—south[1]	55.91%	56.80%	54.39%	55.33%
California—north[2]	16.52%	15.59%	17.93%	17.88%
New York	13.51%	12.84%	15.37%	10.68%
Florida	3.74%	5.58%	0.87%	1.23%
Illinois	1.23%	0.41%	2.53%	2.30%
Arizona	0.89%	1.04%	0.66%	0.62%
Washington	0.87%	0.55%	1.41%	1.14%
Nevada	0.86%	1.09%	0.53%	0.43%
Hawaii	0.84%	1.24%	0.23%	0.16%
Colorado	0.75%	0.40%	1.08%	2.23%
All other states	4.88%	4.46%	5.00%	8.00%
	100.00%	100.00%	100.00%	100.00%
1 Consists of mortgage loans secured by real property in California with ZIP Code ranges from 90000 to 92999.
2 Consists of mortgage loans secured by real property in California with ZIP Code ranges from 93000 to 96999.
The ratio of the loan amount to the value of the property securing the loan is called the loan-to-value ratio (“LTV”). The following table shows the LTVs of our loan portfolio on weighted-average and median bases at June 30, 2021. The LTVs were calculated by dividing (a) the loan principal balance less principal repayments by (b) the appraisal value of the property securing the loan.

	Total Real Estate Mortgage Loans	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate
Weighted Average LTV	55.53%	57.02%	53.73%	51.21%
Median LTV	54.00%	56.00%	49.00%	47.00%
1 Amounts represent combined LTV calculated by adding the current balances of both the first and second liens of the borrower and dividing that sum by an independent estimated value of the property at the time of origination.
Our effective weighted-average LTV of 58.33% for real estate mortgage loans originated during the fiscal year ended June 30, 2021 has resulted, and we believe will continue to result, in relatively low average loan defaults and favorable write-off experience.

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
In the underwriting process we consider all relevant factors including the borrower’s credit score, credit history, documented income, existing and new debt obligations, the value of the collateral, and other internal and external factors. For all multifamily and commercial real estate loans, we rely primarily on the cash flow from the underlying property as the expected source of repayment, but we also endeavor to obtain personal guarantees from all material owners or partners of the borrower. In evaluating multifamily or commercial real estate credit, we consider all relevant factors including the outside financial assets of the material owners or partners, payment history at the Bank or other financial institutions, and the management / ownership experience with similar properties or businesses. In evaluating the borrower’s qualifications, we consider primarily the borrower’s other financial resources, experience in owning or managing similar properties and payment history with us or other financial institutions. In evaluating the underlying property, we consider primarily the recurring net operating income of the property before debt service and depreciation, the ratio of net operating income to debt service and the ratio of the loan amount to the appraised value.
Lending Limits. As a savings association, we are generally subject to the same lending limit rules applicable to national banks. With limited exceptions, the maximum amount that we may lend to any borrower, including related entities of the borrower, at any one time may not exceed 15% of our unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. See “Regulation of Banking Business - Loan-to-One Borrower Limitations” for further information. At June 30, 2021, the Bank’s loans-to-one-borrower limit was $203.8 million, based upon the 15% of unimpaired capital and surplus measurement. At June 30, 2021, our largest outstanding loan balance was $145.0 million.
Loan Quality and Credit Risk. Historically, our level of non-performing mortgage loans as a percentage of our loan portfolio has been relatively low compared to the overall residential lending market. The economy and the mortgage and consumer credit markets remain in flux primarily due to the global pandemic. Additionally, we have recently increased our efforts to make loans to businesses through lending programs that are not as seasoned as our mortgage lending. Therefore, we anticipate that our rate of non-performing loans and leases may increase in the future, and we have provided an allowance for estimated loan and lease losses.
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
See Management’s Discussion and Analysis — “Asset Quality and Allowance for credit Losses” for a history of non-performing assets and allowance for credit losses.
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

The following table sets forth the dollar amount of our securities portfolio by intent at the end of each of the last five fiscal years:

	Available-for-Sale	Held-to-maturity	Trading
(Dollars in thousands)	Fair Value	Carrying Amount	Fair Value	Total
Fiscal year end
June 30, 2021	$187,335	$—	$1,983	$189,318
June 30, 2020	187,627	—	105	187,732
June 30, 2019	227,513	—	—	227,513
June 30, 2018	180,305	—	—	180,305
June 30, 2017	264,470	—	8,327	272,797

The following table sets forth the expected maturity distribution of our mortgage-backed securities and the contractual maturity distribution of our Non-RMBS securities and the weighted-average yield for each range of maturities:

	At June 30, 2021
	Total Amount		Due Within One Year		Due After One but within Five Years		Due After Five but within Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]
Available-for-sale
Mortgage-backed securities:
Agency[2]	$23,639	1.47%	$3,885	1.63%	$11,162	1.57%	$5,980	1.30%	$2,612	1.21%
Non-Agency[3]	65,174	4.82%	7,420	6.01%	55,352	4.49%	2,313	8.34%	89	18.69%
Total Mortgage-Backed Securities	$88,813	3.93%	$11,305	4.50%	$66,514	4.00%	$8,293	3.26%	$2,701	1.79%
Non-RMBS
Municipal	3,466	3.57%	60	3.38%	—	—%	—	—%	3,406	3.57%
Asset-backed securities and structured notes	90,549	4.58%	43,739	4.07%	46,810	5.05%	—	—%	—	—%
Total Non-RMBS	$94,015	4.54%	$43,799	4.07%	$46,810	5.05%	$—	—%	$3,406	3.57%
Available-for-sale—Amortized Cost	$182,828	4.24%	$55,104	4.16%	$113,324	4.44%	$8,293	3.26%	$6,107	2.78%
Available-for-sale—Fair Value	$187,335	4.24%	$55,531	4.16%	$116,912	4.44%	$8,593	3.26%	$6,299	2.78%
Total available-for-sale securities	$187,335	4.24%	$55,531	4.16%	$116,912	4.44%	$8,593	3.26%	$6,299	2.78%
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
Our available-for-sale securities portfolio of $187.3 million at June 30, 2021 is composed of approximately 12.8% agency residential mortgage-backed securities (“RMBS”) and other debt securities issued by the government-sponsored enterprises primarily, Fannie Mae and Freddie Mac (each, a “GSE” and, together, the “GSEs”); 4.3% Alt-A, private-issue super senior, first-lien RMBS; 4.8% Pay-Option ARM, private-issue super senior first-lien RMBS; 27.0% commercial mortgage-backed securities (“CMBS”); 1.9% Municipal securities and 49.2% asset-backed and whole business securities. We had no sub-prime RMBS or bank pooled trust preferred securities at June 30, 2021.
We manage the credit risk of our non-agency securities by purchasing those securities which we believe have the most favorable blend of historic credit performance and remaining credit enhancements including subordination, over collateralization, excess spread and purchase discounts. Substantially all of our non-agency securities are senior tranches protected against realized loss by subordinated tranches. The amount of structural subordination available to protect each of our securities (expressed as a percentage of the current face value) is known as credit enhancement. At June 30, 2021, the weighted-average credit enhancement in our entire non-agency MBS portfolio was 18.4%. We have experienced personnel monitor the performance and measure the security for impairment in accordance with regulatory guidance. See Management’s Discussion and Analysis—“Critical Accounting Policies—Securities.”

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
At June 30, 2021, we had $10,815.8 million in deposits of which $9,303.0 million, or 86.0% were demand and savings accounts and $1,512.8 million, or 14.0% were time deposits. We generate deposit customer relationships through our distribution channels including websites, sales teams, online advertising, print and digital advertising, financial advisory firms, affinity partnerships and lending businesses which generate escrow deposits and other operating funds. Our distribution channels include:
•A commercial banking division, which focuses on providing deposit and treasury management solutions nationwide to targeted industry verticals through a dedicated team. The comprehensive suite of services offered through the commercial banking division include;
◦Deposit and Liquidity Management: Analyzed Checking Accounts, Interest Checking Accounts, Money Market Accounts, Zero Balance Accounts, Insured Cash Sweep;
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
•An online consumer platform that delivers an enhanced banking experience with tailored products targeted to specific consumer segments. For example, one tailored product is designed for customers who are looking for full-featured demand accounts and very competitive fees and interest rates, while another product targets primarily tech-savvy, Generation X and Generation Y customers that are seeking a low-fee cost structure and a high-yield savings account;
•A concierge banking offer serving the needs of high net worth individuals with premium products and dedicated service;
•Financial advisory firms who introduce their clients to our deposit products through Axos Advisor;
•A call center that opens accounts through self-generated internet leads, third-party purchased leads, partnerships, and our retention and cross-sell efforts to our existing customer base;
•A full-service fiduciary team catered specifically to support bankruptcy and non-bankruptcy trustees and fiduciaries with their software and banking needs.
Our online consumer banking platform is full-featured requiring only single sign-in with quick and secure access to activity, statements and other features including:
◦Purchase Rewards. Customers can earn cash back by using their VISA® Debit Card at select merchants;
◦Mobile Banking. Customers can access with Touch ID on eligible devices, review account balances, transfer funds, deposit checks and pay bills from the convenience of their mobile phone;
◦Mobile Deposit. Customers can instantly deposit checks from their smart phones using our Mobile App;
◦Online Bill Payment Service. Customers can automatically pay their bills online from their account;
◦Peer to Peer payments. Customers can securely send money via email or text messaging through this service;
◦My Deposit. Customers can scan checks with this remote deposit solution from their home computers. Scanned images will be electronically transmitted for deposit directly to their account;
◦Text Message Banking. Customers can view their account balances, transaction history, and transfer funds between their accounts via these text message commands from their mobile phones;

◦Unlimited ATM reimbursements. With certain checking accounts, customers are reimbursed for any fees incurred using an ATM (excludes international ATM transactions). This gives them access to any ATM in the nation, for free;
◦Secure Email and chatbot. Customers can use our chatbot and send or receive secure emails from our customer service department without concern for the security of their information;
◦InterBank Transfer. Customers can transfer money to their accounts at other financial institutions from their online banking platform;
◦VISA® Debit Cards or ATM Cards. Customers may choose to receive either a free VISA® Debit or an ATM card upon account opening. Customers can access their accounts worldwide at ATMs and any other locations that accept VISA® Debit cards;
◦Overdraft Protection. Eligible customers can enroll in one of our overdraft protection programs;
◦Digital Wallets. Our Apple Pay™, Samsung Pay™ and Android Pay™ solutions provide the same ease to pay as a debit card with an eligible device. The mobile experience is easy and seamless; and
◦Cash Deposit through Reload @ the Register. Customers can visit any Walmart, Safeway, ACE Cash Express, CVS Pharmacy, Dollar General, Dollar Tree, Family Dollar, Kroger, Rite Aid, 7-Eleven and Walgreens, and ask to load cash into their account at the register. A fee is applied.
Our consumer and business deposit balances consisted of 41.6% and 58.4% of total deposits at June 30, 2021, respectively. Our business deposit accounts feature a full suite of treasury and cash management products for our business customers including online and mobile banking, remote deposit capture, analyzed business checking and money market accounts. We service our business customers by providing them with a dedicated relationship manager and an experienced business banking operations team.
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
The number of deposit accounts at the end of each of the last five fiscal years is set forth below:

	At June 30,
	2021	2020	2019	2018	2017
Non-interest-bearing, prepaid and other	36,726	3,361,965	3,743,334	3,535,904	3,113,128
Checking and savings accounts	336,068	310,463	311,067	270,082	274,962
Time deposits	12,815	18,450	23,447	2,309	2,748
Total number of deposit accounts	385,609	3,690,878	4,077,848	3,808,295	3,390,838
Our non-interest bearing, prepaid and other accounts contain two omnibus accounts that when condensed for regulatory reporting purposes result in 27,108 accounts, 16,706 accounts, 7,370 accounts, and 5,636 accounts for the years ended June 30, 2020, 2019, 2018, and 2017, respectively. The decrease in the number of accounts is the result of the termination of our third-party prepaid card relationships, such as H&R Block, due to the reduction of our interchange fees effective July 1, 2020 as a result of the Durbin Amendment.

Deposit Composition. The following table sets forth the dollar amount of deposits by type and weighted average interest rates at the end of each of the last five fiscal years:

	At June 30,
	2021		2020		2019		2018		2017
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]
Non-interest-bearing	$2,474,424	—	$1,936,661	—	$1,441,930	—	$1,015,355	—	$848,544	—
Interest-bearing:
Demand	3,369,845	0.15%	3,456,127	0.37%	2,709,014	2.06%	2,519,845	1.60%	2,593,491	0.89%
Savings	3,458,687	0.21%	3,697,188	0.78%	2,466,214	1.48%	2,482,430	1.31%	2,651,176	0.81%
Total demand and savings	6,828,532	0.18%	$7,153,315	0.58%	$5,175,228	1.78%	$5,002,275	1.46%	$5,244,667	0.85%
Time deposits	1,512,841	1.22%	2,246,718	1.91%	2,366,015	2.43%	1,967,720	2.32%	806,296	2.46%
Total interest-bearing[2]	$8,341,373	0.37%	$9,400,033	0.90%	$7,541,243	1.99%	$6,969,995	1.70%	$6,050,963	1.06%
Total deposits	$10,815,797	0.29%	$11,336,694	0.75%	$8,983,173	1.67%	$7,985,350	1.48%	$6,899,507	0.93%
1 Based on weighted-average stated interest rates at the end of the period.
2 The total interest-bearing includes brokered deposits of $621.4 million as of June 30, 2021, of which $380.0 million are time deposits classified as $250 and under.
The following tables set forth the average balance, the interest expense and the average rate paid on each type of deposit at the end of each of the last five fiscal years:

	For the Fiscal Year Ended June 30,
	2021			2020			2019
(Dollars in thousands)	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid
Demand	$3,817,516	$14,444	0.38%	$2,191,103	$31,882	1.46%	$1,494,040	$25,321	1.69%
Savings	3,387,182	14,587	0.43%	2,653,597	35,001	1.32%	2,412,793	36,070	1.49%
Time deposits	1,825,795	31,498	1.73%	2,482,151	60,033	2.42%	2,322,039	55,689	2.40%
Total interest-bearing deposits	$9,030,493	$60,529	0.67%	$7,326,851	$126,916	1.73%	$6,228,872	$117,080	1.88%
Total deposits	$11,212,502	$60,529	0.54%	$9,316,856	$126,916	1.36%	$7,456,157	$117,080	1.57%

	For the Fiscal Year Ended June 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid
Demand	$2,381,000	$28,807	1.21%	$2,197,000	$16,049	0.73%
Savings	2,325,238	25,206	1.08%	2,422,769	18,507	0.76%
Time deposits	990,635	25,838	2.61%	941,919	21,938	2.33%
Total interest-bearing deposits	$5,696,873	$79,851	1.40%	$5,561,688	$56,494	1.02%
Total deposits	$6,749,817	$79,851	1.18%	$6,336,099	$56,494	0.89%
The following table shows the maturity dates of our certificates of deposit at the end of each of the last five fiscal years:

	At June 30,
(Dollars in thousands)	2021	2020	2019	2018	2017
Within 12 months	$1,021,465	$1,079,674	$1,306,072	$1,259,119	$187,536
13 to 24 months	214,232	540,669	351,374	97,226	14,149
25 to 36 months	125,943	180,590	99,502	11,118	74,631
37 to 48 months	138,485	132,629	126,525	35,981	3,305
49 months and thereafter	12,716	313,156	482,542	564,276	526,675
Total	$1,512,841	$2,246,718	$2,366,015	$1,967,720	$806,296

The following table shows maturities of our time deposits having principal amounts of $100,000 or more at the end of each of the last five fiscal years:

	Term to Maturity
(Dollars in thousands)	Within Three Months	Over Three Months to Six Months	Over Six Months to One Year	Over One Year	Total
Fiscal year end
June 30, 2021	$469,404	$163,710	$140,740	$175,566	$949,420
June 30, 2020	487,188	94,647	321,409	469,283	1,372,527
June 30, 2019	151,176	363,486	376,714	335,201	1,226,577
June 30, 2018	96,837	75,464	33,125	41,569	246,995
June 30, 2017	71,771	21,137	71,266	606,892	771,066
SECURITIES BUSINESS
Our Securities Business consists of two sets of products and services, securities services provided to third-party securities firms and investment management provided to consumers.
Securities services.  We offer fully disclosed clearing services through Axos Clearing to FINRA and SEC registered member firms for trade execution and clearance as well as back office services such as record keeping, trade reporting, accounting, general back-office support, securities and margin lending, reorganization assistance, and custody of securities. At June 30, 2021, we provided services to 69 financial organizations, including correspondent broker-dealers and registered investment advisers.
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
Through our retail securities business, Axos Invest, we provide our customers with the option of having both self-directed and digital advice services through a comprehensive and flexible technology platform. We have integrated both the digital advice platform and self-directed trading platforms into our universal digital banking platform, creating a seamless user experience and a holistic personal financial management ecosystem. Our digital advice business generates fee income from customers paying an annual fee for advisory services and deposits from cash balances. Our self-directed trading program generates income from traditional transaction charges, and fees from customer memberships.
BORROWINGS
In addition to deposits, we have historically funded our asset growth through advances from the Federal Home Loan Bank of San Francisco (“FHLB”). Our bank can borrow up to 40% of its total assets from the FHLB, and borrowings are collateralized by mortgage loans and mortgage-backed securities pledged to the FHLB. At June 30, 2021, the Company had $353.5 million advances outstanding with another $2.3 billion available immediately and an additional $3.1 billion available with additional collateral, for advances from the FHLB for terms up to ten years.
The Bank has federal funds lines of credit with two major banks totaling $175.0 million. At June 30, 2021, the Bank had no outstanding balance on either line.
The Bank can also borrow from the Federal Reserve Bank of San Francisco (“FRBSF”), and borrowings may be collateralized by commercial, consumer and mortgage loans as well as securities pledged to the FRBSF. Based on loans and securities pledged at June 30, 2021, we had a total borrowing capacity of approximately $2.1 billion, none of which was outstanding. The Bank has additional unencumbered collateral that could be pledged to the FRBSF Discount Window to increase borrowing liquidity. Additionally, the Bank can borrow through the Paycheck Protection Program Liquidity Facility (“PPPLF”). The Bank has zero advances outstanding from the Federal Reserve Bank through the Paycheck Protection Program

Liquidity Facility, and no Small Business Administration Paycheck Protection Program Loans pledged as of June 30, 2021. The advances during the year had interest rates of 0.35% and mature at the earlier of PPP borrower forgiveness or June 2022.
Axos Clearing has $133.8 million uncommitted secured lines of credit available for borrowing. As of June 30, 2021, there was $36.2 million outstanding. These credit facilities bear interest at rates based on the Federal Funds rate and are due upon demand. The weighted average interest rate on the borrowings at June 30, 2021 was 1.75%.
Axos Clearing has a $50.0 million committed unsecured line of credit available for limited purpose borrowing. As of June 30, 2021, there was none outstanding. This credit facility bears interest at rates based on the Federal Funds rate and are due upon demand. The unsecured line of credit requires Axos Clearing operate in accordance with specific covenants surrounding capital and debt ratios. Axos Clearing was in compliance of all covenants as of June 30, 2021.
In December 2004, we completed a transaction that resulted in $5.2 million of junior subordinated debentures for our company with a stated maturity date of February 23, 2035. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4%, for a rate of 2.55% as of June 30, 2021, with interest paid quarterly.
In March 2016, we completed the sale of $51.0 million aggregate principal amount of our 6.25% Subordinated Notes due February 28, 2026 (the “Notes”). We received $51.0 million in gross proceeds as a part of this transaction, before the 3.15% underwriting discount and other offering expenses. The Notes mature on February 28, 2026 and accrue interest at a rate of 6.25% per annum, with interest payable quarterly. On March 31, 2021, the Company completed the redemption of $51.0 million aggregate principal amount of its 6.25% Subordinated Notes due 2026 (the “Notes 2026”). The Notes 2026 were redeemed for cash by the Company at 100% of their principal amount, plus accrued and unpaid interest, in accordance with the terms of the indenture governing the Notes 2026. Remaining unamortized deferred financing costs associated with such notes were expensed and included under Interest Expense - Other Borrowings in the Consolidated Statements of Income.
In March 2021, we filed a new shelf registration with the SEC which allows us to issue up to $400.0 million through the sale of debt securities, common stock, preferred stock and warrants.
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

The table below sets forth the amount of our borrowings, the maximum amount of borrowings in each category during any month-end during each reported period, the approximate average amounts outstanding during each reported period and the approximate weighted average interest rate thereon at or for the last five fiscal years:

	At or For The Fiscal Years Ended June 30,
(Dollars in thousands)	2021	2020	2019	2018	2017
Advances from the FHLB:
Average balance outstanding	$211,077	$747,358	$1,397,460	$1,296,120	$798,982
Maximum amount outstanding at any month-end during the period	$353,500	$1,462,500	$3,424,000	$2,240,000	$1,317,000
Balance outstanding at end of period	$353,500	$242,500	$458,500	$457,000	$640,000
Average interest rate at end of period	1.18%	2.22%	2.32%	2.14%	1.79%
Average interest rate during period	2.21%	1.60%	2.35%	1.76%	1.55%
Securities sold under agreements to repurchase:
Average balance outstanding	$—	$—	$—	$5,575	$33,068
Maximum amount outstanding at any month-end during the period	$—	$—	$—	$20,000	$35,000
Balance outstanding at end of period	$—	$—	$—	$—	$20,000
Average interest rate at end of period	—%	—%	—%	—%	4.25%
Average interest rate during period	—%	—%	—%	4.11%	4.43%
Paycheck Protection Program Liquidity Facility advances
Average balance outstanding	$116,102	$3,092	$—	$—	$—
Maximum amount outstanding at any month-end during the period	151,952	151,952	—	—	—
Balance outstanding at end of period	—	151,952	—	—	—
Average interest rate at end of period	—%	0.35%	—%	—%	—%
Average interest rate during period	0.35%	0.35%	—%	—%	—%
Borrowings, subordinated notes and debentures:
Average balance outstanding	$340,699	$100,560	$104,287	$54,522	$55,873
Maximum amount outstanding at any month-end during the period	$456,380	$162,546	$214,477	$54,552	$56,511
Balance outstanding at end of period	$221,358	$83,837	$168,929	$54,552	$54,463
Average interest rate at end of period	4.68%	5.18%	4.78%	6.55%	6.57%
Average interest rate during period	3.65%	5.60%	5.39%	6.70%	6.62%
MERGERS AND ACQUISITIONS
 From time to time, we undertake acquisitions or similar transactions consistent with our operating and growth strategies. There were no such transactions during fiscal years 2021 and 2020. During 2019, we completed two business acquisitions and two asset acquisitions, and on August 2, 2021, we closed an asset acquisition, which is discussed further in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Mergers and Acquisitions.”
TECHNOLOGY
Our technology is built on a collection of enterprise and client platforms that have been purchased, developed in-house or integrated with software systems to provide products and services to our customers. The implementation of our technology has been conducted using industry best-practices and using standardized approaches in system design, software development, testing and delivery. At the core of our infrastructure, we have designed and implemented secure and scalable hardware solutions to ensure we meet the needs of our business. Our customer experiences were designed to address the needs of a digital bank and its customers. Our websites and technology platforms drive our customer-focused and self-service engagement model, reducing the need for human interaction while increasing our overall operating efficiencies. Our focus on internal technology platforms enable continuous automation and secure and scalable processing environments for increased transaction capacity. We intend to continue to improve and adapt technology platforms to meet business objectives and implement new systems with the goal of efficiently enabling our business.

SECURITY
We recognize that information is a critical asset. How information is managed, controlled and protected has a significant impact on the delivery of services. Information assets, including those held in trust, must be protected from unauthorized use, disclosure, theft, loss, destruction and alteration.
We employ a robust information security program to achieve our security objectives. The program is designed to prevent, detect and respond to cyberattacks. We also continue to make significant investments in enhancing our cyber defense capabilities to mitigate the risks from the full spectrum of emerging cybersecurity threats.
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
HUMAN CAPITAL
At June 30, 2021, we had 1,165 full-time equivalent employees. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be satisfactory. We offer market-based, competitive wages and benefits in the market where we compete for talent.
We believe in promoting a diverse and inclusive work environment. We believe this is important to recruiting and retaining talent to allow our organization to achieve its goals and objectives.
The safety, health and wellness of our employees is a top priority. In response to the COVID-19 pandemic, we took several actions, including implementing safety measures in buildings and supporting work from home when appropriate.
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
In our Securities Business segment, we face significant competition in providing clearing and advisory services based on a number of factors, including price, speed of execution, perceived expertise, quality of advice, reputation, range of services and products, technology, and innovation. There exists significant competition for recruiting and retaining talent. Axos Clearing competes directly with numerous other financial advisory and investment banking firms, broker-dealers and banks, including large national and major regional firms and smaller niche companies, some of whom are not broker-dealers and, therefore, are not subject to the broker-dealer regulatory framework. We separate ourselves from the competition through our excellence in customer service, including a highly attentive and dedicated workforce, while providing an expanding range of clearing and advisory products and services.

SUPERVISION AND REGULATION
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
    As of June 30, 2021, the capital ratios of both the Company and the Bank exceeded the minimums necessary to be considered “well-capitalized” under the currently enacted capital adequacy requirements, including after implementation of the deductions and other adjustments to CET1 on a fully phased-in basis. For additional information, please see Note 19 (Minimum Regulatory Capital Requirements) to the financial statements filed with this report.
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
Change in Control. The federal banking laws require that appropriate regulatory approvals must be obtained before an individual or company may take actions to “control” a bank or savings association. The definition of control found in the HOLA is similar to that found in the Bank Holding Company Act of 1956 (“BHCA”) for bank holding companies. Both statutes apply a similar three-prong test for determining when a company controls a bank or savings association. Specifically, a company has control over either a bank or savings association if the company:
•directly or indirectly or acting in concert with one or more persons, owns, controls, or has the power to vote 25% or more of the voting securities of a company;
•controls in any manner the election of a majority of the directors (or any individual who performs similar functions in respect of any company, including a trustee under a trust) of the board; or
•directly or indirectly exercises a controlling influence over the management or policies of the bank.
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
In June 2020, the Federal Reserve, FDIC, OCC, SEC, and the Commodity Futures Trading Commission (CFTC) finalized a rule modifying the Volcker Rule’s prohibition on banking entities investing in or sponsoring hedge funds or private equity funds (referred to under the rules as covered funds). The final rule streamlines several aspects of the covered funds portion of the rule; allows banking organizations to offer and sponsor venture capital funds and a wider array of loan-related funds; and permits banking entities to offer financial services to, and engage in other activities with, covered funds that do not raise concerns that the Volcker rule was intended to address. The final rule became effective October 1, 2020.
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
The Bank’s capital requirements are viewed as minimum standards and most financial institutions are expected to maintain capital levels well above the minimum. In addition, OCC regulations provide that minimum capital levels greater than those provided in the regulations may be established by the OCC for individual savings associations upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances. Axos Bank is not subject to any such individual minimum regulatory capital requirement and the Bank’s regulatory capital exceeded all minimum regulatory capital requirements as of June 30, 2021. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
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
Loans-to-One-Borrower Limitations. Savings associations generally are subject to the lending limits applicable to national banks. With limited exceptions, the maximum amount that a savings association or a national bank may lend to any borrower, including related entities of the borrower, at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings associations are additionally authorized to make loans to one borrower by order of its regulator, in an amount not to exceed the lesser of $30.0 million or 30% of unimpaired capital and surplus for the purpose of developing residential housing, if the following specified conditions are met:
•The savings association is in compliance with its fully phased-in capital requirements;
•The loans comply with applicable loan-to-value requirements; and
•The aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus.

Qualified Thrift Lender Test. Savings associations must meet a qualified thrift lender, or “QTL,” test. This test may be met either by maintaining a specified level of portfolio assets in qualified thrift investments as specified by the HOLA, or by meeting the definition of a “domestic building and loan association” under the Internal Revenue Code of 1986, as amended, or the “Code”. Qualified thrift investments are primarily residential mortgage loans and related investments, including mortgage related securities. Portfolio assets generally mean total assets less specified liquid assets, goodwill and other intangible assets and the value of property used in the conduct of the Bank’s business. The required percentage of qualified thrift investments under the HOLA is 65% of “portfolio assets” (defined as total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business). An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Savings associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. At June 30, 2021, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.
Liquidity Standard. Savings associations are required to maintain sufficient liquidity to ensure safe and sound operations. As of June 30, 2021, Axos Bank was in compliance with the applicable liquidity standard.
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
Capital Distribution Limitations. OCC regulations limit the ability of a savings association to make capital distributions, such as cash dividends. These regulations limit the ability of the Bank to pay dividends or other capital distributions to the Company, which in turn may limit our ability to pay dividends, repay debt or redeem or purchase shares of our outstanding common stock. Under these regulations, a savings association may, in circumstances described in those regulations:
•Be required to file an application and await approval from the OCC before it makes a capital distribution;
•Be required to file a notice 30 days before the capital distribution; or
•Be permitted to make the capital distribution without notice or application to the OCC.
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
    Depository institutions with more than $10 billion in assets and their affiliates are subject to direct supervision by the CFPB, including any applicable examination, enforcement and reporting requirements the CFPB may establish. As of June 30, 2021, we had $14.3 billion in total assets, placing the Bank under the direct supervision and oversight of the CFPB. The laws and regulations of the CFPB and other consumer protection laws and regulations to which the Bank is subject mandate certain disclosure requirements and regulate the manner in which we must deal with customers when taking deposits from, making loans to, or engaging in other types of transactions with, our customers.
A section of the Dodd-Frank Act, commonly referred to as the Durbin Amendment, reduced the level of interchange fees that could be charged by institutions with greater than $10 billion in total assets. The exemption for small issuers ceases to apply as of July 1st of the year following the calendar year in which the issuer has total consolidated assets of $10 billion or more at calendar year-end. At December 31, 2019, we had total assets in excess of $10 billion. Therefore, as of July 1, 2020, the Durbin Amendment reduced the amount of interchange fees that we can charge and adversely affected our non-interest income. As expected, and previously disclosed, our fee-sharing prepaid card partnerships, including H&R Block, executed their termination rights.
    In May 2020, the OCC finalized its “true lender” rule to address the legal uncertainty regarding the effect of a transfer on a loan’s permissible interest rate caused by the Second Circuit’s 2015 decision in Madden v. Midland Funding, LLC. The rule clarified that when a national bank (or federal savings bank, such as the Bank) sells, assigns, or otherwise transfers a loan, the interest permissible before the transfer continues to be permissible after the transfer. On June 30, 2021, President Biden signed a Congressional Review Act resolution repealing the OCC’s true lender rule. The repeal creates uncertainty regarding the ability of nonbank loan purchasers to collect interest on loans originated by a national bank or federal savings bank as originally agreed.
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
New laws or changes to existing laws, including privacy-related enforcement activity, increase our operating and compliance costs (including technology costs) and could reduce income from certain business initiatives or restrict our ability to provide certain products and services. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions, and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.
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
Net Capital Requirements. The SEC, FINRA and various other regulatory authorities have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Rule 15c3-1 of the Exchange Act (the “Net Capital Rule”) requires that a broker-dealer maintain minimum net capital. Generally, a broker-dealer’s net capital is net worth plus qualified subordinated debt less deductions for non-allowable (or non-liquid) assets and other adjustments and operational charges. At June 30, 2021, our broker-dealers were in compliance with applicable net capital requirements.
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
ITEM 1A. RISK FACTORS
An investment in our common stock is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and results of operations. Risks disclosed in this section may have already materialized. The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment. This Annual Report on Form 10-K is qualified in its entirety by these risk factors.
Risks Relating to Macroeconomic Conditions
Changes in interest rates could adversely affect our performance.
Our results of operations depend to a great extent on our net interest income, which is the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. We are exposed to interest rate risk because our interest-earning assets and interest-bearing liabilities do not react uniformly or concurrently to changes in interest rates, as the two have different time periods for adjustment and can be tied to different measures of rates. Interest rates are sensitive to factors that are beyond our control, including domestic and international economic conditions and the policies of various governmental and regulatory agencies, including the Federal Reserve. The monetary policies of the Federal Reserve, implemented through open market operations, the federal funds rate targets, the discount rate for banking borrowings and reserve requirements, affect prevailing interest rates. A material change in any of these policies could have a material impact on us or our customers (including borrowers), and therefore on our results of operations. After steadily increasing the target federal funds rate in 2018 and 2017, the Federal Reserve in 2019 decreased the target federal funds rate by 75 basis points, and in response to the COVID-19 pandemic in March 2020, decreased the target federal funds rate by an additional 150 basis points to a range of 0.0% to 0.25% as of March 31, 2020. Since March 2020, the Federal Reserve has maintained its federal funds rate target in a range of 0% to 0.25%.
Loan originations and repayment rates tend to increase with declining interest rates and decrease with rising interest rates. On the deposit side, increasing interest rates generally lead to interest rate increases on our deposit accounts. We manage the sensitivity of our assets and liabilities. However, a decrease in or continued low interest rates could cause borrowers to refinance higher rate loans at lower rates and under those circumstances, we may not be able to reinvest those prepayments in assets earning interest rates as high as the rates on those prepaid loans. Meanwhile, large, unanticipated, or rapid increase in market interest rates may have an adverse impact on our net interest income and could decrease our refinancing business and related fee income, and could cause an increase in delinquencies and non-performing loans and leases in our adjustable-rate loans. In addition, interest rate volatility can affect the value of our loans and leases, investments and other interest-rate sensitive assets and our ability to realize gains on the sale or resolution of these assets. There can be no assurance that we will be able to successfully manage our interest rate risk.
A significant economic downturn could result in increases in our level of non-performing loans and leases and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.
Our business and results of operations are affected by the financial markets and general economic conditions, including factors such as the level and volatility of interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income and consumer spending. While the national economy and most regions have improved since the onset of the COVID-19 pandemic, we now operate in an uncertain economic environment primarily due to the continuing COVID-19 pandemic, in addition to a variety of other reasons for economic uncertainty, including but not limited to trade policies and tariffs, geopolitical tensions, concerns about inflation, the national debt, the stability of the European Union (“EU”), including Britain’s exit from the EU, volatile oil prices and emerging market crises. The risks associated with our business become more acute in periods of a slowing economy or slow growth. The continuation of recessionary conditions, high unemployment or potential negative events in the housing markets, including significant and continuing home price declines and increased delinquencies and foreclosures, would adversely affect our mortgage and construction loans and result in increased asset write-downs. While we are continuing to take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets. Declines in real estate values, a prolonged economic downturn and an increase in unemployment levels may result in higher than expected loan and lease delinquencies and a decline in demand for our products and services. Furthermore, given our high concentration of loans secured by real estate in California, the Company remains specifically susceptible to a downturn in California’s economy. These negative events may cause us to incur losses and may adversely affect our capital, financial condition and results of operations.
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
Many of our assets and liabilities are indexed to LIBOR. We are evaluating the potential impact of the possible replacement of the LIBOR benchmark interest rate, but are not able to predict whether LIBOR will cease to be available after 2021, whether the alternative rates the Federal Reserve proposes to publish will become market benchmarks in place of LIBOR, or what the impact of such a transition will have on our business, financial condition, or results of operations. We continue to develop and implement plans to mitigate the risks associated with the expected discontinuation of LIBOR. The market transition away from LIBOR to an alternative reference rate is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, any such transition could:
•adversely affect the interest rates paid or received on, the revenue and expenses associated with, and the value of our floating-rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;
•prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate;
•require extensive changes to the contracts that govern these LIBOR-based products;

•result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities;
•require the transition to or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark; and
•impact our pricing and interest rate risk models, our loan product structures, our funding costs, our valuation tools and result in increased compliance and operational costs.

Risks Related to COVID-19 and the Federal Paycheck Protection Program
The outbreak of COVID-19 has impacted our business and could adversely affect our business activities, financial condition and results of operations.
    The COVID-19 pandemic has contributed to (i) increased unemployment and decreased consumer confidence and business generally, leading to an increased risk of delinquencies, defaults and foreclosures; (ii) sudden and significant declines, and significant increases in volatility, in financial markets; (iii) ratings downgrades, credit deterioration and defaults in many industries, including commercial real estate and multifamily; (iv) significant reductions in the targeted federal funds rate; and (v) heightened cybersecurity, information security and operational risks as a result of arrangements to work remotely. In addition, we also face an increased risk of client disputes, litigation and governmental and regulatory scrutiny as a result of the effects of COVID-19 on market and economic conditions and actions governmental authorities take in response to those conditions, including moratoria and other suspensions of collections, foreclosures, and related obligations.
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
    Although the Company makes estimates of loan losses related to the COVID-19 pandemic as part of its evaluation of the allowance for credit losses, such estimates involve significant judgment and are made in the context of significant uncertainty as to the impact the COVID-19 pandemic will have on the credit quality of our loan portfolio. Any increases in the allowance for credit losses will result in a decrease in net income.
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

Our bank has elected to participate as a lender in the Federal Paycheck Protection Program (“PPP”) and has accordingly become subject to risks applicable to lenders under the PPP.
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
Risks Relating to Regulation of our Business
Changes in laws, regulations or oversight or increased enforcement activities by regulatory agencies may increase our costs and adversely affect our business and operations.
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
Our broker-dealer and investment advisory businesses subjects us to regulatory risks.
Our broker-dealer and investment advisory business subject us to regulation by the SEC, FINRA and other SROs and state securities commissions, among other regulatory bodies. Such violations could result in censure, penalties and fines, the issuance of cease-and-desist orders, the restriction, suspension, or expulsion from the securities industry of the company or its officers or employees, or other similar adverse consequences, any of which could cause us to incur losses and adversely affect our capital, financial condition and results of operations. The SEC, FINRA and other SROs and state securities commissions, among other regulatory bodies, can censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. Clearing securities firms are subject to substantially more regulatory control and examination than introducing brokers that rely on others to perform clearing functions. Similarly, the attorney general of each state could bring legal action to ensure compliance with state securities laws, and regulatory agencies in foreign countries have similar authority. Our ability to comply with multiple laws and regulations pertaining to the securities industry depends in large part on our ability to establish and maintain an effective compliance function. The failure to establish and enforce reasonable compliance procedures, even if unintentional, could subject us to significant losses or disciplinary or other actions. Federally registered investment advisers are regulated and subject to examination by the SEC. In addition, the Advisers Act imposes numerous obligations on our investment advisory business, including fiduciary duties, disclosure obligations, recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. Our failure to comply with the Advisers Act and associated rules and regulations of the SEC could subject us to enforcement proceedings and sanctions for violations, including censure or termination of SEC registration, litigation and reputational harm. In addition, our investment advisory business is subject to notice filings and the anti-fraud rules of state securities regulators. See “Regulation of Securities Business”.
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
The Dodd-Frank Act imposes additional regulatory requirements on financial institutions with $10 billion or more in total assets. The Company has grown to hold total assets in excess of $10 billion beginning with the quarter ending March 31, 2019. As a result, we are now subject to the following additional requirements:
•supervision, examination and enforcement by the CFPB with respect to consumer financial protection laws;
•a modified methodology for calculating FDIC insurance assessments and potentially higher assessment rates as a result of institutions with $10 billion or more in assets being required to bear a greater portion of the cost of raising the reserve ratio to 1.35% as required by the Dodd-Frank Act;
•heightened compliance standards under the Volcker Rule; and
•enhanced supervision as a larger financial institution.
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
The majority of the loans in our portfolio are secured by real estate. At June 30, 2021, approximately 72.4% of our mortgage portfolio was secured by real estate located in California. In recent years, there has been significant volatility in real estate values in California and in some cases the collateral for our real estate loans has become less valuable. If real estate values decrease or more of our borrowers experience financial difficulties, we will experience increased charge-offs, as the proceeds resulting from foreclosure may be significantly lower than the amounts outstanding on such loans. In addition, declining real estate values frequently accompany periods of economic downturn or recession and increasing unemployment, all of which can lead to lower demand for mortgage loans of the types we originate. A decline of real estate values or decline of the credit position of our borrowers in California would have a material adverse effect on our business, prospects, financial condition and results of operations.
Many of our mortgage loans are unseasoned and defaults on such loans would harm our business.
At June 30, 2021, our multifamily residential loans were $2,470.5 million or 21.4% of our loan portfolio. The payment on such loans is typically dependent on the cash flows generated by the projects, which are affected by the supply and demand for multifamily residential units and commercial property within the relative market. If the market for multifamily residential units and commercial property experiences a decline in demand, multifamily and commercial borrowers may suffer losses on their projects and be unable to repay their loans. If residential housing values were to decline and nationwide unemployment continues to remain at historically elevated levels, we are likely to experience increases in the level of our non-performing loans and foreclosures in future periods.
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
During the last three fiscal years we have sold approximately $2.6 billion of residential mortgage loans to Fannie Mae and Freddie Mac and into MBS’s guaranteed by Ginnie Mae. As of June 30, 2021, approximately 12.8% of our securities portfolio consisted of RMBS issued or guaranteed by these GSEs. Since 2008, Fannie Mae and Freddie Mac have been in conservatorship, with its primary regulator, the Federal Housing Finance Agency, acting as conservator. The United States government may enact structural changes to one or more of the GSEs, including privatization, consolidation and/or a reduction in the ability of GSEs to purchase mortgage loans or guarantee mortgage obligations. We cannot predict if, when or how the conservatorships will end, or what associated changes (if any) may be made to the structure, mandate or overall business practices of either of the GSEs. Accordingly, there continues to be uncertainty regarding the future of the GSEs, including whether they will continue to exist in their current form and whether they will continue to meet their obligations with respect to their RMBS. A substantial reduction in mortgage purchasing activity by the GSEs could result in a material decrease in the availability of residential mortgage loans and the number of qualified borrowers, which in turn may lead to increased volatility in the residential housing market, including a decrease in demand for residential housing and a corresponding drop in the value of real property that secures current residential mortgage loans, as well as a significant increase in interest rates. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, which would result in a decrease in mortgage loan revenues and a corresponding decrease in non-interest income. Any decision to change the structure, mandate or overall business practices of the GSEs and/or the relationship among the GSEs, the government and the private mortgage loan markets, or any failure by the GSEs to satisfy their obligations with respect to their RMBS, could have a material adverse effect on our business, financial condition and results of operations.
Commercial and industrial and commercial real estate loans may expose our company to greater financial and credit risk than other loans.
Our commercial and industrial loans as well as our commercial real estate – mortgage portfolio were approximately $1,123.9 million and $3,180.5 million at June 30, 2021, comprising approximately 9.7% and 27.5% of our total loan portfolio, respectively. Commercial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. Any significant failure to pay on time by our customers could hurt our earnings. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and businesses and the increased difficulty of evaluating and monitoring these types of loans.
Risks Relating to our Business Operations
Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying our accounting policies, including with respect to our allowance for credit losses.
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
In June 2016, the FASB issued an accounting standards update ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Topic 326”) that replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model for annual periods beginning after December 15, 2019. Under the CECL standard, which we adopted on July 1, 2020, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected over the life of the loan. The measurement of expected credit losses is based on information about past events, including credit quality, our historical experience, current conditions and reasonable and supportable macroeconomic forecasts that may affect the collectibility of the reported amount. This measurement takes place at the time the financial asset is first added to the balance sheet and at least quarterly thereafter. This differs significantly from the previous “incurred loss” model, which delayed recognition of estimated losses until it is probable a loss has been incurred and measured those losses over the estimated life of the loan rather than the loss emergence period. Certain CECL factors are outside of our control and may be procyclical and/or create more volatility in the level of our allowance for credit losses which could impact our results of operations. CECL requires management judgment that is supported by new models and more data elements, including macroeconomic forecasts, than the previous allowance standard. This increases the complexity and associated risk, particularly in times of economic uncertainty or other unforeseen circumstances, which could impact our results of operations and may place stress on our internal controls over financial reporting.
If our allowance for credit losses, particularly in growing areas of lending such as commercial and industrial (“C&I”) is not sufficient to cover actual credit losses, our earnings, capital adequacy and overall financial condition may suffer materially.
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

Higher FDIC assessments could negatively impact profitability.
FDIC insurance premiums are “risk based”. Accordingly, higher premiums are charged to banks that have lower capital ratios or higher risk profiles. As a result, a decrease in the Bank’s capital ratios, or a negative evaluation by the FDIC, may increase the Bank’s net funding cost and reduce its earnings.
Our broker-dealer business subjects us to a variety of risks associated with the securities industry.
Our broker-dealer business subjects us to a number of risks and challenges, including risks related to our ability to integrate the acquired operations and the associated internal controls and regulatory functions into our current operations; our ability to retain key personnel of the acquired operations; our ability to limit the outflow of acquired deposits and successfully retain and manage acquired assets; our ability to retain existing correspondents who may choose to perform their own clearing services, move their clearing business to one of our competitors or exit the business; our ability to attract new customers and generate new assets in areas not previously served; and the possible assumption of risks and liabilities related to litigation or regulatory proceedings involving the acquired operations.
In addition, the broker-dealer business may subject us to new risks related to the movement of equity prices. For example, if securities prices decline rapidly, the value of our collateral could fall below the amount of the indebtedness secured by these securities, and in rapidly appreciating markets, credit risk may increase due to short positions. The securities lending and securities trading and execution businesses also subject us to credit risk if a counterparty fails to perform or if collateral securing the counterparty’s obligations is insufficient. In securities transactions generally, we will be subject to credit risk during the period between the execution of a trade and the settlement by the customer. Significant failures by our customers, including correspondents, or clients to honor their obligations, or increases in their rates of default, together with insufficient collateral and reserves, could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, in March 2019, we suffered a $15.3 million bad debt expense due to a default by a correspondent customer arising from unauthorized securities trades by an employee of the customer.
Our broker-dealer business is also subject to regulatory requirements and risks discussed above under “Our broker-dealer and investment advisory businesses subjects to new regulatory risks”. Our broker-dealer business also exposes us to other risks and uncertainties that are common in the securities industry, including intense competition, and potentially new areas and types of litigation including lawsuits based on allegations concerning our correspondents. For example, we allow our brokerage customers to engage in self-directed trading, and there has been an increase in regulatory enforcement and securities litigation against broker-dealers with self-directed trading platforms. These actions may become more common or frequent, particularly if there is a prolonged decrease in equity prices resulting in investor losses. Allegations of violations of securities laws or FINRA rules, even if not ultimately asserted or proved, could substantially impact our results of operations and lead to reputational harm.
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
Our investment advisory business subjects us to a variety of risks associated with investment performance and advisory services.
Our investment advisory business is subject to regulatory requirements and risks discussed above under “Our broker-dealer and investment advisory businesses subjects us to regulatory risks.” The acquisition of certain assets and liabilities of E*TRADE Advisor Services (“EAS”), the registered investment advisor custody business of Morgan Stanley, acquired August 2, 2021, will also be subject to these regulatory requirements and risks.
Our investment advisory business is and will be subject to various data privacy and cybersecurity laws designed to protect client and employee personally identifiable information. These laws and regulations are increasing in complexity and number which has resulted in greater compliance risk and cost for the business. The unauthorized access, use, theft or destruction of client or employee personal, financial or other data could expose us to potential financial penalties and legal liability.
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

Liquidity and access to adequate funding cannot be assured.
Liquidity is essential to our business and the inability to raise funds through deposits, borrowings, equity and debt offerings, or other sources could have a materially adverse effect on our liquidity. The Bank may not be able to meet the cash flow requirements of its customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Company specific factors such as a decline in our credit rating, an increase in the cost of capital from financial capital markets, a decrease in business activity due to adverse regulatory action or other company specific event, or a decrease in depositor or investor confidence may impair our access to funding with acceptable terms adequate to finance our activities. General factors related to the financial services industry such as a severe disruption in financial markets, a decrease in industry expectations, or a decrease in business activity due to political or environmental events may impair our access to liquidity. We rely primarily upon deposits and FHLB advances. Our ability to attract deposits could be negatively impacted by a public perception of our financial prospects or by increased deposit rates available at troubled institutions suffering from shortfalls in liquidity. The FHLB advances and the FRBSF discount window are subject to regulation and other factors beyond our control. These factors may adversely affect the availability and pricing of advances to members such as the Bank. Selected sources of liquidity may become unavailable to the Bank if it were to no longer be considered “well-capitalized.”
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
To remain competitive, we believe we must successfully implement our business strategy. Our success depends on, among other things:
•Having a large and increasing number of customers who use our bank for their banking needs;
•Our ability to attract, hire and retain key personnel as our business grows;
•Our ability to secure additional capital as needed;
•The relevance of our products and services to customer needs and demands and the rate at which we and our competitors introduce or modify new products and services;
•Our ability to offer products and services with fewer employees than competitors;
•The satisfaction of our customers with our customer service;
•Ease of use of our websites and smartphone applications;
•Our ability to provide a secure and stable technology platform for financial services that provides us with reliable and effective operational, financial and information systems; and
•Integration of our broker-dealer and registered investment-advisory businesses.
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
Our Bank is based in San Diego, California, and approximately 72.4% of our mortgage loan portfolio was secured by real estate located in California at June 30, 2021. In addition, some of our computer systems that operate our internet websites and their back-up systems are located in San Diego, California. Historically, California has been vulnerable to natural disasters. Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides, the nature and magnitude of which cannot be predicted and may be exacerbated by global climate change. Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and leases and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan and lease portfolio, which is comprised substantially of real estate loans. Losses from disasters for which borrowers are uninsured or under-insured may reduce borrowers’ ability to repay mortgage loans. Natural disasters, acts of war or terrorism, civil unrest, public health issues, or other adverse external events could each negatively impact our business operations or the stability of our deposit base, cause significant property damage, adversely impact the values of collateral securing our loans and/or interrupt our borrowers' abilities to conduct their business in a manner to support their debt obligations, which could result in losses and increased provisions for credit losses. Although we have implemented several back-up systems and protections (and maintain standard business interruption insurance), these measures may not protect us fully from the effects of a natural disaster, acts of war or terrorism, civil unrest, public health issues, or other adverse external events. The occurrence of natural disasters, particularly in California, could have a material adverse effect on our business, prospects, financial condition and results of operations.
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
Our ability to attract and retain qualified employees is critical to our success.
Competition for qualified personnel is intense in many areas of the financial services industry. We endeavor to attract talented and diverse new employees and retain and motivate our existing employees. The inability to recruit and retain qualified personnel in the future could materially and adversely affect our financial condition and results of operations.
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
Our products and services involve the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation, and potential liability. We employ cybersecurity measures that are designed to prevent, detect, and respond to cyberattacks, including management-level engagement and corporate governance, formalized risk management, advanced technical controls, incident response planning, frequent vulnerability testing, vendor management, intrusion monitoring, security awareness program, and partnerships with the appropriate government and law enforcement agencies. These procedures cannot, however, assure that we will be fully protected from a cybersecurity incident. Our security measures may be breached due to the actions of organized crime, hackers, terrorists, nation-states, activists and other outside parties, employee error, failure to follow security procedures, malfeasance, or otherwise and, as a result, an unauthorized party may obtain access to our data or our customers’ data. In addition, to access our products and services, our customers use personal computers, smartphones, tablets, and other mobile devices that are beyond our control environment. Additionally, outside parties may attempt to fraudulently induce employees or customers to disclose sensitive information in order to gain access to our data or our customers’ data. Other types of cybersecurity attacks may include computer viruses, malicious or destructive code, denial-of-service attacks, ransomware or ransom demands to not expose security vulnerabilities in the Company’s systems or the systems of third parties. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, including those of our third-party vendors, such as hacking or identity theft, it could cause serious negative consequences, including significant disruption of our operations, misappropriation of confidential information, or damage to computers or systems, and may result in violations of applicable privacy and other laws, financial loss and loss of confidence in our security measures. As a result, we could lose customers, suffer employee productivity losses, incur technology replacement and incident response costs, be subject to additional regulatory scrutiny, and be subject to civil litigation and possible financial liability, any of which may have a material adverse effect on our business, financial condition and results of operations.
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

We are heavily reliant on technology, and a failure in effectively implementing technology initiatives or anticipating future technology needs or demands could adversely affect our business or financial results.

We depend on technology to deliver our products and services and to conduct our business and operations. To remain technologically competitive and operationally efficient, we invest in system upgrades, new solutions, and other technology initiatives. Many of these initiatives take a significant amount of time to develop and implement, are tied to critical systems, and require substantial financial, human, and other resources. Although we take steps to mitigate the risks and uncertainties associated with these initiatives, no assurance can be provided that they will be implemented on time, within budget, or without negative financial, operational, or customer impact or that, once implemented, they will perform as we or our customers expect. We also may not succeed in anticipating or keeping pace with future technology needs, the technology demands of customers, or the competitive landscape for technology. If we are not able to anticipate and keep pace with existing and future technology needs, our business, financial results, or reputation could be negatively impacted.

Risks Associated with our Common Stock
The market price of our common stock may be volatile.
Stock price volatility may make it more difficult for our stockholders to resell their common stock when desired. Our common stock price may fluctuate significantly due to a variety of factors that include the following:

•actual or expected variations in quarterly results of operations;
•recommendations by securities analysts;
•operating and stock price performance of comparable companies, as deemed by investors;
•news reports relating to trends, concerns, and other issues in the financial services industry;
•perceptions in the marketplace about our company or competitors;
•new technology used, or services offered, by competitors;
•significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by, or involving, our Company or competitors;
•failure to integrate acquisitions or realize expected benefits from acquisitions;
•changes in government regulations; and
•geopolitical conditions, such as acts or threats of terrorism or military action.

General market fluctuations; industry factors; political conditions; and general economic conditions and events, such as economic slowdowns, recessions, interest rate changes, or credit loss trends, could also cause our common stock price to decrease regardless of operating results.

You may not receive dividends on our common stock.
We currently intend to retain any earnings to finance the growth and development of our business and common stock repurchases. Our board of directors has never declared or paid any cash dividends on our common stock and does not expect to do so in the foreseeable future. Our ability to pay dividends, should our board of directors elect to do so, depends largely upon the ability of the Bank to declare and pay dividends to us. Future dividends will depend primarily upon our earnings, financial condition and need for funds, as well as government policies and regulations applicable to us and our bank that limit the amount that may be paid as dividends without prior approval. As a result, any payment of dividends in the future may depend on our ability to satisfy these regulatory restrictions and our earnings, capital requirements, financial condition and other factors.
Provisions in our Certificate of Incorporation, By-laws and Delaware laws might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.
Provisions of our Certification of Incorporation, by-laws and Delaware laws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

•supermajority voting provisions providing that certain sections of our Certificate of Incorporation and our By-laws may not be amended or repealed by our stockholders without the affirmative vote of the holders of at least 75% of the voting power, and requiring the affirmative vote of the holders of at least 75% of the voting power to remove a director or directors and only for cause;
•our classified Board of Directors, which may tend to discourage a third-party from making a tender offer or otherwise attempting to obtain control of us since the classification of our board of directors generally increases the difficulty of replacing a majority of directors;
•advance notice provisions requiring stockholders seeking to nominate candidates to be elected as directors at an annual meeting or to bring business before an annual meeting to comply with the written procedure specified in our By-laws;
•the inability of stockholders to act by written consent or to call special meetings;
•the ability of our board of directors to make, alter or repeal our by-laws;
•the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval;

•the additional shares of authorized common stock and preferred stock available for issuance under our Certificate of Incorporation, which could be issued at such times, under such circumstances and with such terms and conditions as to impede a change in control.

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder, unless such transactions are approved by our board of directors. The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our principal offices are located at 9205 West Russell Road, Suite 400, Las Vegas, NV 89148. Our Banking and Securities segments conduct business at this location and our telephone number is (858) 649-2218. We have additional office space located at 4350 La Jolla Village Drive, Suite 140, San Diego, California 92122. Our offices in Las Vegas consist of a total of approximately 27,100 square feet under leases that expire December 31, 2023 and our San Diego facilities consist of a total of approximately 182,000 square feet under leases that expire June 30, 2030.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Since October 1, 2018, our common stock has traded on the New York Stock Exchange under the symbol “AX”. Prior to October 1, 2018, our common stock traded on the NASDAQ Global Select Market under the symbol “BOFI”. There were 59,355,332 shares of common stock outstanding held by approximately 36,000 holders of record as of August 21, 2021. A substantially larger number of holders of our common stock are beneficial holders, whose shares are held of record by brokers and other financial institutions. The transfer agent and registrar of our common stock is Computershare.
DIVIDENDS
As discussed below, on October 30, 2020, we redeemed all 515 outstanding shares of Series A - 6% Cumulative Nonparticipating Perpetual Preferred Stock. As such, no holders of record of any class of stock are entitled to receive dividends currently. We currently intend to retain any earnings to finance the growth and development of our business and common stock repurchases. Our board of directors has never declared or paid any cash dividends on our common stock and does not expect to do so in the foreseeable future. Our ability to pay dividends, should our board of directors elect to do so, depends largely upon the ability of the Bank to declare and pay dividends to us. Future dividends will depend primarily upon our earnings, financial condition and need for funds, as well as government policies and regulations applicable to us and our bank that limit the amount that may be paid as dividends without prior approval.
Preferred Stock. The Company redeemed for cash all 515 outstanding shares of Series A-6% Cumulative Nonparticipating Perpetual Preferred Stock on October 30, 2020, at the face value $10,000 liquidation price per share plus accrued dividends.
The Company declared dividends to holders of its Series A preferred stock totaling $0.3 million for each of the years ended June 30, 2020 and 2019. Dividends totaling $0.1 million were declared for the year ended June 30, 2021, an amount less than prior years as preferred stock was redeemed before the full year.
ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Repurchases. On March 17, 2016, the Board of Directors of the Company authorized a program to repurchase up to $100 million of common stock and extended the program by an additional $100 million on August 2, 2019. The Company may repurchase shares on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The repurchase program does not obligate the Company to acquire any specific number of shares. The share repurchase program will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under this plan will be held as treasury shares. Under the 2016 authorization, the Company repurchased a total of $100 million or 3,567,051 common shares at an average price of $28.03 per share. Under the 2019 authorization the Company has repurchased a total of $47.2 million or 2,399,853 common shares at an average price of $19.68 per share and there remains $52.8 million under the plan. During the fiscal year ended June 30, 2021, the Company repurchased a total of $16.8 million, or 753,597 common shares, at an average price of $22.24 per share. The Company accounts for treasury stock using the cost method as a reduction of shareholders’ equity in the accompanying unaudited condensed consolidated financial statements.
Net Settlement of Restricted Stock Awards. In October 2019, the stockholders of the Company approved the amended and restated the 2014 Stock Incentive Plan, which, among other changes, permitted net settlement of stock issuances related to equity awards for purposes of payment of a grantee’s minimum income tax obligation. During the fiscal year ended June 30, 2021, there were 287,362 restricted stock unit award shares which were retained by the Company and converted to cash at the average rate of $37.05 per share to fund the grantee’s income tax obligations.

The following table sets forth our market repurchases of Axos common stock and the Axos common shares retained in connection with net settlement of restricted stock awards during the fourth fiscal quarter ended June 30, 2021.

Period	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases[1] (dollars in thousands)
Quarter Ended June 30, 2021
April 1, 2021 to April 30, 2021	—	$—	—	$—
May 1, 2021 to May 31, 2021	—	—	—	—
June 1, 2021 to June 30, 2021	—	—	—	—
For the Three Months Ended June 30, 2021	—	$—	—	$52,764
Stock Retained in Net Settlement[2]
April 1, 2021 to April 30, 2021	2,323
May 1, 2021 to May 31, 2021	277
June 1, 2021 to June 30, 2021	84,303
For the Three Months Ended June 30, 2020	86,903
1 On March 17, 2016, the Board of Directors of the Company authorized a program to repurchase up to $100 million of common stock and extended the program by an additional $100 million on August 2, 2019. The share repurchase program will continue in effect until terminated by the Board of Directors of the Company. Purchases were made in open-market transactions.
2 In October 2019, the stockholders of the Company approved the amended and restated the 2014 Stock Incentive Plan, which, among other changes permitted net settlement of stock issuances related to equity awards for purposes of payment of a grantee’s minimum income tax obligation. Stock Retained in Net Settlement was purchased at the vesting price of the associated restricted stock unit.
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information regarding the aggregate number of securities to be issued under all of our stock option and equity based compensation plans upon exercise of outstanding options, warrants and other rights and their weighted-average exercise prices as of June 30, 2021. There were no securities issued under equity compensation plans not approved by security holders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options and units granted	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	1,537,686
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	$—	1,537,686

COMPANY STOCK PERFORMANCE
The following graph compares the total return of our common stock over the last five fiscal years, starting June 30, 2016 through June 30, 2021, with that of (i) the companies included in the total return for the U.S. NYSE Index, and (ii) the banks included in the total return for the ABA NASDAQ Community Bank Index (“ABAQ”).

Stock Performance
$300
$250
$200
$150
$100
$50
$0
Jun-16
Jun-17
Jun-18
Jun-19
Jun-20
Jun-21
Axos
NYSE
XABQ

The graph assumes $100 was invested in AX common stock, in U.S. NYSE Composite Total Return Index (ticker: NYATR) and in ABAQ Total Return Index (ticker: XABQ) on June 30, 2016. The indexes assume reinvestment of dividends.

	Cumulative Return as of June 30,
	2016	2017	2018	2019	2020	2021
Axos	$100.00	$133.94	$231.00	$153.87	$124.68	$261.94
NYSE	100.00	115.02	125.30	134.15	125.44	178.43
XABQ	100.00	137.15	152.26	137.53	104.63	166.80

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial information should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and footnotes included elsewhere in this Annual Report on Form 10-K.

	At or for the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2021	2020	2019	2018	2017
Selected Balance Sheet Data:
Total assets	$14,265,565	$13,851,900	$11,220,238	$9,539,504	$8,501,680
Loans, net of allowance for credit losses	11,414,814	10,631,349	9,382,124	8,432,289	7,374,493
Loans held for sale, at fair value	29,768	51,995	33,260	35,077	18,738
Loans held for sale, at cost	12,294	44,565	4,800	2,686	6,669
Allowance for credit losses	132,958	75,807	57,085	49,151	40,832
Securities—trading	1,983	105	—	—	8,327
Securities—available for sale	187,335	187,627	227,513	180,305	264,470
Securities borrowed	619,088	222,368	144,706	N/A	N/A
Customer, broker-dealer and clearing receivables	369,815	220,266	203,192	N/A	N/A
Total deposits	10,815,797	11,336,694	8,983,173	7,985,350	6,899,507
Securities sold under agreements to repurchase	—	—	—	—	20,000
Advances from the FHLB	353,500	242,500	458,500	457,000	640,000
Borrowings, subordinated debentures and other borrowings	221,358	235,789	168,929	54,552	54,463
Securities loaned	728,988	255,945	198,356	N/A	N/A
Customer, broker-dealer and clearing payables	535,425	347,614	238,604	N/A	N/A
Total stockholders’ equity	1,400,936	1,230,846	1,073,050	960,513	834,247
Selected Income Statement Data:
Interest and dividend income	$617,863	$622,839	$564,887	$475,074	$387,286
Interest expense	79,121	145,228	156,282	106,580	74,059
Net interest income	538,742	477,611	408,605	368,494	313,227
Provision for loan and lease losses	23,750	42,200	27,350	25,800	11,061
Net interest income after provision for loan losses	514,992	435,411	381,255	342,694	302,166
Non-interest income	105,261	102,987	82,757	70,941	68,132
Non-interest expense	314,510	275,766	251,206	173,936	137,605
Income before income tax expense	305,743	262,632	212,806	239,699	232,693
Income tax expense	90,036	79,194	57,675	87,288	97,953
Net income	$215,707	$183,438	$155,131	$152,411	$134,740
Net income attributable to common stock	$215,518	$183,129	$154,822	$152,102	$134,431
Per Common Share Data:
Net income:
Basic	$3.64	$3.01	$2.50	$2.41	$2.11
Diluted	$3.56	$2.98	$2.48	$2.37	$2.10
Adjusted earnings per common share (Non-GAAP1)	$3.68	$3.10	$2.75	$2.39	N/A
Book value per common share	$23.62	$20.56	$17.47	$15.24	$13.05
Tangible book value per common share (Non-GAAP1)	$21.36	$18.28	$15.10	$13.99	$12.94
Weighted average number of common shares outstanding:
Basic	59,229,495	60,794,555	61,898,447	63,136,232	63,656,542
Diluted	60,519,611	61,437,635	62,382,065	64,147,220	63,915,100
Common shares outstanding at end of period	59,317,944	59,612,635	61,128,817	62,688,064	63,536,244

	At or for the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2021	2020	2019	2018	2017
Performance Ratios and Other Data:
Loan originations for investment	$7,304,414	$6,797,971	$6,934,259	$5,922,801	$4,182,701
Loan originations for sale	$1,608,700	$1,601,579	$1,471,906	$1,564,165	$1,375,443
Loan purchases	$3,619	$—	$11,009	$—	$276,917
Return on average assets	1.52%	1.53%	1.51%	1.68%	1.68%
Return on average common stockholders’ equity	16.51%	15.65%	15.40%	17.05%	17.78%
Interest rate spread[2]	3.70%	3.65%	3.66%	3.79%	3.74%
Net interest margin[3]	3.92%	4.12%	4.07%	4.11%	3.95%
Net interest margin - Banking segment only[3]	4.11%	4.19%	4.14%	4.14	N/A
Efficiency ratio[4]	48.84%	47.50%	51.12%	39.58%	36.08%
Efficiency ratio - Banking segment only[4]	41.95%	39.81%	40.51%	34.55%	N/A
Capital Ratios:
Equity to assets at end of period	9.82%	8.89%	9.56%	10.07%	9.81%
Axos Financial, Inc:
Tier 1 leverage (core) capital to adjusted average assets	8.82%	8.97%	8.75%	9.45%	9.95%
Common equity tier 1 capital (to risk-weighted assets)	11.36%	11.22%	11.43%	13.27%	14.66%
Tier 1 capital (to risk-weighted assets)	11.36%	11.27%	11.49%	13.34%	14.75%
Total capital (to risk-weighted assets)	13.78%	12.64%	12.91%	14.84%	16.38%
Axos Bank:
Tier 1 leverage (core) capital to adjusted average assets	9.45%	9.25%	9.21%	8.88%	9.60%
Common equity tier 1 capital (to risk-weighted assets)	12.28%	11.79%	12.14%	12.53%	14.25%
Tier 1 capital (to risk-weighted assets)	12.28%	11.79%	12.14%	12.53%	14.25%
Total capital (to risk-weighted assets)	13.21%	12.62%	12.89%	13.27%	14.97%
Axos Clearing:
Net capital	$35,950	$34,022	$25,027	N/A	N/A
Excess capital	$27,904	$29,450	$21,199	N/A	N/A
Net capital as percentage of aggregate debit item	8.94%	14.88%	13.08%	N/A	N/A
Net capital in excess of 5% aggregate debit item	$15,836	$22,593	$15,458	N/A	N/A
Asset Quality Ratios:
Net annualized charge-offs (recoveries) to average loans outstanding[5]	0.12%	0.23%	0.19%	0.19%	0.06%
Net annualized charge-offs (recoveries) to average loans outstanding excluding tax products[5]	0.07%	0.08%	0.06%	0.02%	0.01%
Non-performing loans and leases to total loans and leases	1.26%	0.82%	0.51%	0.37%	0.38%
Non-performing assets to total assets	1.07%	0.68%	0.50%	0.43%	0.35%
Allowance for loan and lease losses to total loans and leases held for investment at end of period	1.15%	0.71%	0.60%	0.58%	0.55%
Allowance for loan and lease losses to non-performing loans and leases	91.57%	86.20%	117.84%	157.40%	143.81%
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
OVERVIEW
The consolidated financial statements include the accounts of Axos Financial, Inc. (“Axos”) and its wholly owned subsidiaries, Axos Bank (the “Bank”) and Axos Nevada Holding, LLC (“Axos Nevada Holding”), collectively, the “Company.” Axos Nevada Holding owns the companies constituting the Securities Business segment, including; Axos Securities, LLC, Axos Clearing LLC (“Axos Clearing”), a clearing broker-dealer, Axos Invest, Inc., a registered investment advisor, and Axos Invest LLC, an introducing broker-dealer. With approximately $14.3 billion in assets, Axos Bank provides consumer and business banking products through its low-cost distribution channels and affinity partners. Axos Clearing and Axos Invest LLC, provide comprehensive securities clearing services to introducing broker-dealers and registered investment advisor correspondents and digital investment advisory services to retail investors, respectively. Axos Financial, Inc.’s common stock is listed on the NYSE under the symbol “AX” and is a component of the Russell 2000® Index and the S&P SmallCap 600® Index. For more information on Axos Bank, please visit axosbank.com.
Net income for the fiscal year ended June 30, 2021 was $215.7 million compared to $183.4 million and $155.1 million for the fiscal years ended June 30, 2020 and 2019, respectively. Net income attributable to common stockholders for the fiscal year ended June 30, 2021 was $215.5 million, or $3.56 per diluted share compared to $183.1 million, or $2.98 per diluted share and $154.8 million, or $2.48 per diluted share for the years ended June 30, 2020 and 2019, respectively. Growth in our interest earning assets, particularly the loan and lease portfolio, and a reduced cost of interest-bearing liabilities were the primary reasons for the increase in our net income from fiscal 2020 to fiscal 2021.
Net interest income increased $61.1 million for the year ended June 30, 2021 compared to the year ended June 30, 2020. Net interest income for the year ended June 30, 2021 was $538.7 million compared to $477.6 million and $408.6 million for the years ended June 30, 2020 and 2019, respectively. The growth of net interest income from fiscal year 2019 through 2021 is primarily due to net loan portfolio growth and a reduction of rates paid on deposits.
Provision for credit losses for the year ended June 30, 2021 was $23.8 million, compared to $42.2 million and $27.4 million for the years ended June 30, 2020 and 2019, respectively. The decrease of $18.5 million for fiscal year 2021 is the result of provisions associated with non-recurring Refund Advance loans. The increase of $14.9 million for fiscal year 2020 is the result of additional provisions for changes in economic and business conditions resulting from the COVID-19 pandemic, overall loan portfolio growth, and changes in the loan mix.
Non-interest income for the fiscal year ended June 30, 2021, was $105.3 million compared to non-interest income of $103.0 million and $82.8 million for the fiscal years ended 2020 and 2019. The increase from fiscal year 2020 to fiscal year 2021 was primarily the result of an increase of mortgage banking income, partially offset by a decrease in banking and service fees related to the discontinued income tax product. The increase from fiscal year 2019 to fiscal year 2020 was primarily the result of an increase of mortgage banking and a full year of broker-dealer fees.
Non-interest expense for the fiscal year ended June 30, 2021 was $314.5 million compared to $275.8 million and $251.2 million for the years ended June 30, 2020 and 2019, respectively. The increase was primarily due to an increase of $8.2 million in staffing for lending, information technology infrastructure development, clearing services, and regulatory compliance, an increase in data processing, and an increase in professional services. Our staffing at June 30, 2021 rose to 1165 employees compared to 1099 and 1007 at June 30, 2020 and 2019, respectively.
Total assets were $14.3 billion at June 30, 2021 compared to $13.9 billion at June 30, 2020. Assets grew $0.4 billion or 3.0% during the last fiscal year, primarily due to loan originations, primarily from C&I and income property lending, partially offset by a decrease in total cash. We built our cash position at the beginning of the COVID-19 pandemic and used it to fund loan growth during fiscal 2021.
COVID-19 Impact. We are closely monitoring the developments of and uncertainties caused by the COVID-19 pandemic. In response to the changes in economic and business conditions as a result of the COVID-19 pandemic, we continue to take the following actions to support customers, employees, partners and shareholders:

•Actively communicating with borrowers and partners to assess individual needs;
•Providing secure and efficient remote work options for our team members;
•Adjusting provisions for credit losses;
•Tightening underwriting standards;
•Reallocating personnel to increase resources for customer service and portfolio management; and
•Limiting business travel.

Under the guidelines set forth in the CARES Act, for our borrowers who were one or less payments past due on April 1, 2020, we may delay payments for an agreed upon timeframe, depending on each individual borrower’s characteristics. The Company has taken proactive measures to manage loans that became delinquent during the recent economic downturn as a result of the COVID-19 pandemic. As of June 30, 2021, the Company provided no forbearance nor deferrals of payment obligations on any single family, multifamily and commercial mortgage loans, warehouse loans and commercial real estate loans. Deferrals totaling $0.9 million of auto and consumers loans were granted during the year ended June 30, 2021.
MERGERS AND ACQUISITIONS
 From time to time we undertake acquisitions or similar transactions consistent with our Company’s operating and growth strategies. We completed no business acquisitions or asset acquisitions during the fiscal years ended June 30, 2021 and June 30, 2020, two business acquisitions and two asset acquisitions during the fiscal year ended June 30, 2019. On August 2, 2021, we acquired certain assets and liabilities of E*TRADE Advisor Services, the registered investment advisor custody business Morgan Stanley acquired in its acquisition of E*TRADE Financial Corporation in 2020.
E*TRADE Advisor Services acquisition. On August 2, 2021, Axos Clearing closed its acquisition of E*TRADE Advisor Services (“EAS”), the registered investment advisor (“RIA”) custody business Morgan Stanley acquired in its acquisition of E*TRADE Financial Corporation in 2020. EAS had approximately $24.8 billion of assets under custody, including $1.2 billion of client cash sweeps, at July 30, 2021. EAS has been rebranded Axos Advisor Services and operates as the RIA custody business within Axos Clearing. The $54.9 million cash purchase price was funded with existing capital.
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
WiseBanyan. On February 26, 2019 the Company’s subsidiary, Axos Securities, LLC, had completed the acquisition of WiseBanyan Holding, Inc. and its subsidiaries (collectively “WiseBanyan”). Headquartered in Las Vegas, Nevada, WiseBanyan (now Axos Invest) is a provider of personal financial and investment management services through a proprietary technology platform. When acquired, WiseBanyan served approximately 24,000 clients with approximately $150 million of assets under management. The Company paid $3.2 million in cash to acquire the assets of WiseBanyan and recorded $2.7 million in intangible assets.The Company purchased the whole WiseBanyan business and has the entire voting interest. Goodwill is not expected to be deducted for tax purposes.
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
Securities. We classify securities as either trading, available-for-sale or held-to-maturity. Trading securities are recorded at fair value with changes in fair value recorded in earnings each period. Securities available-for-sale are reported at estimated fair value, with unrealized gains and losses, net of the related tax effects, excluded from operations and reported as a separate component of accumulated other comprehensive income or loss. The fair values of securities traded in active markets are obtained from market quotes. If quoted prices in active markets are not available, we determine the fair values by utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities. For securities other than non-agency MBS, we use observable market participant inputs and categorize these securities as Level II in determining fair value. For non-agency MBS securities, we use a level III fair value model approach. To determine the performance of the underlying mortgage loan pools, we consider where appropriate borrower prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. We input for each security our projections of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by (or decreased by) the forecasted increase or decrease in the national unemployment rate as well as the forecasted increase or decrease in the national home price appreciation (HPA) index. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by (or decreased by) the forecasted decrease or increase in the HPA index. To determine the discount rates used to compute the present value of the expected cash flows for these non-agency MBS securities, we separate the securities by the borrower characteristics in the underlying pool. For example, non-agency RMBS “Prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with lower FICO and less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). Separate discount rates are calculated for Prime, Alt-A and Pay-option ARM non-agency MBS securities using market-participant assumptions for risk, capital and return on equity.
For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates at the individual security level whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. The remaining change in fair value is recognized in other comprehensive income. Changes in the allowance for credit losses, if any, are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale investment security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
For non-agency MBS we determine the cash flow expected to be collected and calculate the present value for purposes of testing for credit loss, by utilizing the same industry-standard tool and the same cash flows as those calculated for fair values (discussed above). We compute cash flows based upon the underlying mortgage loan pools and our estimates of prepayments, defaults, and loss severities. We input our projections for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The discount rates used to compute the present value of the expected cash flows for purposes of testing for credit loss are different from those used to calculate fair value and are either the implicit rate calculated in each of our securities at acquisition or the last accounting yield (ASC Topic 325-40-35). We calculate the implicit rate at acquisition based on the contractual terms of the security, considering scheduled payments (and minimum payments in the case of pay-option ARMs) without prepayment assumptions. We use this discount rate in the industry-standard model to calculate the present value of the cash flows for purposes of measuring the credit loss of our debt securities.
Allowance for Credit Losses. On July 1, 2020, we adopted Accounting Standard Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments” and all subsequent amendments that modified ASU 2016-13 (collectively, “ASC 326”). The allowance for credit losses is maintained at a level needed to absorb expected credit losses over the contractual life, considering the effects of prepayments, of the loan portfolio as of the reporting date. Determining the adequacy of the allowance is complex and requires judgment by our management team about the effect of matters that are inherently uncertain. As such, a future assessment of current conditions may require material adjustments to the allowance.
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
We define a segment as the level at which we develop a systematic methodology to determine the allowance for credit losses. Additionally, we can further stratify loans of similar type, risk attributes and methods for monitoring credit risk. We categorize the loan portfolio into six segments: Single Family - Mortgage & Warehouse, Multifamily and Commercial Mortgage, Commercial Real Estate, Commercial & Industrial - Non Real Estate, Auto & Consumer and Other – refer to Note 1 – “Summary of Significant Accounting Policies” for further detail of the segments and classes within.
The method for estimating expected life-time credit losses includes, among other things, the following main components: 1) The use of a probability of default (“PD”)/loss given default (“LGD”) model; 2) defining a number of economic scenarios across the benign to adverse spectrum; 3) a reasonable forecast period of 12 months for all loan segments; and 4) a reversion period of 18 months using a linear transition to historical loss rates for each loan pool. After the reversion period, the historical loss rate is applied over the remaining contractual life of loan. Reasonable forecast periods and reversion periods are subject to periodic review and may be adjusted based on our review of current economic conditions.
Given the inherent limitations of a solely quantitative model, qualitative adjustments are included to arrive at the ending calculated loss amount in order to account for data points not captured from quantitative inputs alone.
Qualitative criteria we consider includes, among other things, the following:
• Regulatory and Legal - matters that may impact the timeliness and/or amounts of repayments;
• Concentration - portfolio composition and loan concentration;
• Collateral Dependency - changes in collateral values;
• Lending/Underwriting Standards - current lending policies and the effects of any new policies;
• Nature and Volume - loan production volume and mix;
• Loan Trends - credit performance trends, including a borrower’s financial condition and credit rating.
Specifically, we review whether the model reflects the appropriate level of PD and LGD, given the macroeconomic forecasts used as compared to our loan portfolio. We determine the adequacy of the allowance based on reviews of individual loans, recent loss experience, current economic conditions, expectations about future economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. If, based on our evaluation, macroeconomic factors do not capture our assumption regarding collateral values (LGD) and defaults (PD), we will apply additional qualitative overlays to the loan portfolio. This evaluation is inherently subjective and requires estimates that are susceptible to significant revision as more information becomes available.

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
Goodwill is subject to impairment testing at the reporting unit level, which is conducted at least annually. The Company performs impairment testing during the third quarter of each year or when events or changes in circumstances indicate the assets might be impaired. The goodwill impairment testing requires us to make judgments and assumptions. The testing consists of estimating the fair value of each reporting unit based on valuation techniques, including a discounted cash flow model using revenue, profit forecasts, and recent industry and market conditions and trends, then comparing those estimated fair values with the carrying values of the assets and liabilities of each reporting unit, which includes the allocated goodwill. Based on the results, the Company determined that the estimated fair value exceeded its carrying value and concluded that the goodwill and other identifiable intangible assets were not impaired.
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
We define “adjusted earnings” as net income without the after-tax impact of non-recurring acquisition-related costs (including amortization of intangible assets related to acquisitions), and other costs (unusual or nonrecurring charges). Adjusted earnings per diluted common share (“adjusted EPS”) is calculated by dividing non-GAAP adjusted earnings by the average number of diluted common shares outstanding during the period. We believe the non-GAAP measures of adjusted earnings and adjusted EPS provide useful information about the Bank’s operating performance. We believe excluding the non-recurring acquisition related costs, and other costs provides investors with an alternative understanding of Axos’ business.
Below is a reconciliation of net income, the nearest compatible GAAP measure, to adjusted earnings and adjusted EPS (Non-GAAP) for the periods shown:

	For Twelve Months Ended June 30,
(Dollars in thousands, except per share amounts)	2021	2020	2019
Net income	$215,707	$183,438	$155,131
Acquisition-related costs	9,826	10,108	6,714
Excess FDIC expense	—	—	1,111
Other costs	—	—	15,299
Tax effect of adjustments	(2,894)	(3,048)	(6,267)
Adjusted earnings (Non-GAAP)	$222,639	$190,498	$171,988
Adjusted EPS (Non-GAAP)	$3.68	$3.10	$2.75

We define “tangible book value,” as book value adjusted for goodwill and other intangible assets. Tangible book value is calculated using common stockholders’ equity minus mortgage servicing rights, goodwill and other intangible assets. Tangible book value per common share is calculated by dividing tangible book value by the common shares outstanding at the end of the period. We believe tangible book value per common share is useful in evaluating the Company’s capital strength, financial condition, and ability to manage potential losses.
Below is a reconciliation of total stockholders’ equity, the nearest compatible GAAP measure, to tangible book value (Non-GAAP) as of the dates indicated:

	At the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2021	2020	2019	2018	2017
Total stockholders’ equity	$1,400,936	$1,230,846	$1,073,050	$960,513	$834,247
Less: preferred stock	—	5,063	5,063	5,063	5,063
Common stockholders’ equity	1,400,936	1,225,783	1,067,987	955,450	829,184
Less: mortgage servicing rights, carried at fair value	17,911	10,675	9,784	10,752	7,200
Less: goodwill and intangible assets	115,972	125,389	134,893	67,788	—
Tangible common stockholders’ equity (Non-GAAP)	$1,267,053	$1,089,719	$923,310	$876,910	$821,984
Common shares outstanding at end of period	59,317,944	59,612,635	61,128,817	62,688,064	63,536,244
Tangible book value per common share (Non-GAAP)	$21.36	$18.28	$15.10	$13.99	$12.94

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

	For the Fiscal Years Ended June 30,
	2021			2020			2019
(Dollars in thousands)	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid
Assets:
Loans[2,3]	$11,332,020	$584,410	5.16%	$10,149,867	$582,748	5.74%	$8,974,820	$525,317	5.85%
Interest-earning deposits in other financial institutions	1,600,811	2,185	0.14%	833,612	10,906	1.31%	631,228	13,495	2.14%
Investment securities	192,420	9,560	4.97%	217,598	11,061	5.08%	210,189	13,943	6.63%
Securities borrowed and margin lending	613,735	20,466	3.33%	362,063	16,585	4.58%	173,829	8,746	5.03%
Stock of the regulatory agencies	20,588	1,242	6.03%	28,776	1,539	5.35%	41,078	3,386	8.24%
Total interest-earning assets	13,759,574	$617,863	4.49%	11,591,916	$622,839	5.37%	10,031,144	$564,887	5.63%
Non-interest-earning assets	394,085			395,789			234,993
Total assets	$14,153,659			$11,987,705			$10,266,137
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$7,204,698	$29,031	0.40%	$4,844,700	$66,883	1.38%	$3,906,833	$61,391	1.57%
Time deposits	1,825,795	31,498	1.73%	2,482,151	60,033	2.42%	2,322,039	55,689	2.40%
Securities loaned	412,385	1,496	0.36%	247,420	679	0.27%	221,469	748	0.34%
Advances from the FHLB	211,077	4,672	2.21%	747,358	11,988	1.60%	1,397,460	32,834	2.35%
Borrowings, subordinated notes and debentures	340,699	12,424	3.65%	103,652	5,645	5.45%	104,287	5,620	5.39%
Total interest-bearing liabilities	9,994,654	79,121	0.79%	8,425,281	145,228	1.72%	7,952,088	156,282	1.97%
Non-interest-bearing demand deposits	2,182,009			1,990,005			1,227,285
Other non-interest-bearing liabilities	671,581			397,506			76,651
Stockholders’ equity	1,305,415			1,174,913			1,010,113
Total liabilities and stockholders’ equity	$14,153,659			$11,987,705			$10,266,137
Net interest income		$538,742			$477,611			$408,605
Interest rate spread[4]			3.70%			3.65%			3.66%
Net interest margin[5]			3.92%			4.12%			4.07%
1 Average balances are obtained from daily data.
2 Loans includes loans held for sale, loan premiums, discounts and unearned fees.
3 Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan and lease fee income is not significant. Also includes $27.2 million as of June 30, 2021, $28.0 million as of June 30, 2020 and $28.7 million as of June 30, 2019 of loans that qualify for Community Reinvestment Act credit which are taxed at a reduced rate.
4 Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
5 Net interest margin represents net interest income as a percentage of average interest-earning assets.

RESULTS OF OPERATIONS
Our results of operations depend on our net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Our net interest income has increased as a result of the growth in our interest earning assets and is subject to competitive factors in online banking and other markets. Our net interest income is reduced by our estimate of credit loss provisions for our loan portfolio. We also earn non-interest income primarily from mortgage banking activities, banking products and service activity, our Securities Business, prepaid card fee income, prepayment fee income from multifamily and commercial borrowers who repay their loans before maturity and from gains on sales of other loans and investment securities. Losses on investment securities reduce non-interest income. The largest component of non-interest expense is salary and benefits, which is a function of the number of personnel, which increased to 1,165 full-time equivalent employees at June 30, 2021, from 1,099 full time employees at June 30, 2020. We are subject to federal and state income taxes, and our effective tax rates were 29.45%, 30.15% and 27.10% for the fiscal years ended June 30, 2021, 2020, and 2019, respectively. Other factors that affect our results of operations include expenses relating to data processing, advertising, depreciation, occupancy, professional services, and other miscellaneous expenses.

COMPARISON OF THE FISCAL YEARS ENDED JUNE 30, 2021 AND JUNE 30, 2020
Net Interest Income. Net interest income totaled $538.7 million for the fiscal year ended June 30, 2021 compared to $477.6 million for the fiscal year ended June 30, 2020. The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); and (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume). The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

	Fiscal Year Ended June 30, 2021 vs 2020
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Increase (decrease) in interest income:
Loans	$63,934	$(62,272)	$1,662
Interest-earning deposits in other financial institutions	5,473	(14,194)	(8,721)
Investment securities	(1,265)	(236)	(1,501)
Securities borrowed and margin lending	9,287	(5,406)	3,881
Stock of the regulatory agencies	(476)	179	(297)
Total increase (decrease) in interest income	$76,953	$(81,929)	$(4,976)
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$23,234	$(61,086)	$(37,852)
Time deposits	(13,730)	(14,805)	(28,535)
Securities loaned	544	273	817
Advances from the FHLB	(10,732)	3,416	(7,316)
Other borrowings	9,184	(2,405)	6,779
Total increase (decrease) in interest expense	$8,500	$(74,607)	$(66,107)
Interest Income. Interest income for the fiscal year ended June 30, 2021 totaled $617.9 million, a decrease of $5.0 million, or 0.8%, compared to $622.8 million in interest income for the fiscal year ended June 30, 2020 primarily due to reduced rates on interest-earning assets, partially offset by growth in volume of interest-earning assets from loan originations, primarily from commercial real estate and commercial & industrial lending. Average interest-earning assets for the fiscal year ended June 30, 2021 increased by $2,167.7 million compared to the fiscal year ended June 30, 2020 primarily due to loan originations for investment which totaled $7,304.4 million during the year ended June 30, 2021. Yields on loans decreased by 58 basis points to 5.16% for the fiscal year ended June 30, 2021, primarily due to declines in market interest rates. For the fiscal year ended June 30, 2021, the growth in average balances contributed additional interest income of $77.0 million, which was offset by a $81.9 million decrease in interest income due to declines in market interest rates. The average yield earned on our interest-earning assets decreased to 4.49% for the fiscal year ended June 30, 2021, compared to 5.37% in 2020 primarily due to decreases in loan yields and rates earned on deposits in other financial institutions. As a result of the Federal Reserve’s decisions to maintain the Fed Funds target rate near zero, the rates earned on our adjustable-rate loans are generally at their floor and the rates on newly originated loans are lower than the average rate of the loan portfolio.

Interest Expense. Interest expense totaled $79.1 million for the fiscal year ended June 30, 2021, a decrease of $66.1 million, or 45.5% compared to $145.2 million in interest expense during the fiscal year ended June 30, 2020, due primarily to a $192.0 million increase in non-interest bearing deposits and decreased rates on deposits, as a result of the Federal Reserve’s decision to maintain the Fed Funds target rate near zero throughout the year, partially offset by greater volume of deposits due to growth. The average rate paid on all of our interest-bearing liabilities decreased to 0.79% for the fiscal year ended June 30, 2021 from 1.72% for the fiscal year ended June 30, 2020, due primarily to decreased rates on deposits. Average interest-bearing liabilities for the fiscal year ended June 30, 2021 increased $1,569.4 million compared to fiscal 2020. The average rate on interest-bearing demand and savings deposits decreased to 0.40% from 1.38% due to decreases in prevailing deposit rates across the industry. The rates on borrowings, subordinated notes and debentures also decreased to 3.65% from 5.45% due primarily to the mix of borrowings. The average rate on time deposits decreased to 1.73% for the fiscal year ended June 30, 2021 from 2.42% for the fiscal year ended June 30, 2020, due to higher rate maturing time deposits. The average non-interest-bearing demand deposits were $2,182.0 million for the fiscal year ended June 30, 2021, up from $1,990.0 million, representing an increase of $192.0 million.
Provision for Credit Losses. Provision for credit losses was $23.8 million for the fiscal year ended June 30, 2021 and $42.2 million for fiscal 2020. The decrease was due to the decrease in provisions associated with non-recurring Refund Advance loans and macroeconomic updates relating to COVID-19. The provisions are made to maintain our allowance for credit losses at levels which management believes to be adequate. The assessment of the adequacy of our allowance for credit losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, loss history and changes in the volume and mix of loans and collateral values.
See “Asset Quality and Allowance for Credit Losses - Loans” for discussion of our allowance for credit losses and the related loss provisions.
Non-interest Income. The following table sets forth information regarding our non-interest income:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2021	2020
Prepayment penalty fee income	7,166	5,993
Gain on sale – other	491	6,871
Mortgage banking income	42,150	20,646
Broker-dealer fee income	26,317	23,210
Banking and service fees	29,137	46,267
Total non-interest income	$105,261	$102,987
Through our agreement with H&R Block, Inc. (“H&R Block”) and its wholly-owned subsidiaries the Bank earned significant non-interest income by providing H&R Block-branded financial products and services. On July 1, 2020, the Bank received written notification from Emerald Financial Services, LLC (“EFS”), a subsidiary of H&R Block, terminating the Program Management Agreement (“PMA”) covering the Emerald Prepaid Mastercard®, Refund Transfer and Emerald Advance products, effective July 1, 2020. While the PMA has been terminated, the Bank continued to perform certain services under the PMA until the services were fully transitioned to another bank in December 2020. Historically, the primary non-interest income generating H&R Block products and services that lead to the increased banking and service fees are Emerald Prepaid Mastercard® (“EPC”) and Refund Transfer (“RT”).
Non-interest income totaled $105.3 million for the fiscal year ended June 30, 2021 compared to non-interest income of $103.0 million for fiscal 2020. The increase was primarily the result of an increase of $21.5 million in mortgage banking income, resulting from an increase in originations and sales of loans held-for-sale due to the decline in market interest rates, an increase of $3.1 million in broker-dealer fee income, and increased levels of prepayment penalty fee income by $1.2 million, partially offset by a decrease of $17.1 million in banking and service fees, primarily due to Emerald Prepaid Mastercard® and Refund Transfer products associated with H&R Block that did not recur in fiscal 2021, and a $6.4 million decrease in gain on sale-other, as certain sales of lottery receivables and sales of Refund Advance loans to H&R Block in fiscal 2020 did not recur in fiscal 2021. Banking and service fees includes H&R Block-branded product fees, deposit fees, fee income from prepaid card sponsors, and certain C&I loan fees. The primary non-interest income-generating H&R Block products and services that led to increased levels of banking and service fees in fiscal 2020 are EPC and RT. For the fiscal year ended June 30, 2021, EPC was $2.6 million compared to $7.8 million for fiscal 2020. For the fiscal year ended June 30, 2021, RT was $1.4 million compared to $11.5 million for fiscal 2020.

Included in gain on sale – other are sales of unsecured and secured consumer and business loans originated through introductions from our third-party partner relationships and sales of structured settlement annuity and state lottery receivables. We engage in the wholesale and retail purchase of state lottery prize and structured settlement annuity payments. These payments are high credit quality deferred payment receivables having a state lottery commission or investment grade (top two tiers) insurance company payor. The Bank originates contracts for the retail purchase of such payments and classifies these under the category of Other in the loan portfolio. Factoring yields are typically higher than mortgage loan rates. Typically, the gain received upon sale of these payment streams is greater than the gain received from an equivalent amount of mortgage loan sales. Since 2013, pools of structured settlement receivables have been originated for sale depending upon management’s assessment of interest rate risk, liquidity, and offers containing favorable terms and are classified on our balance sheet as loans held for sale. Increased sales on favorable terms during fiscal 2020 resulted in an increase in gain on sale from structured settlement annuity and state lottery receivables. Such sales did not recur to the same degree for during fiscal 2021.
Non-interest Expense. The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2021	2020
Salaries and related costs	$152,576	$144,341
Data processing	40,719	30,671
Depreciation and amortization	24,124	24,443
Advertising and promotional	14,212	14,523
Occupancy and equipment	13,402	12,059
Professional services	22,241	11,095
Broker-dealer clearing charges	11,152	8,210
FDIC and regulator fees	10,603	5,538
General and administrative expenses	25,481	24,886
Total non-interest expense	$314,510	$275,766
    Non-interest expense totaled $314.5 million for the fiscal year ended June 30, 2021, an increase of $38.7 million compared to fiscal 2020. Salaries and related costs increased $8.2 million, or 5.7%, in fiscal 2021 primarily due to the staffing additions from increased staffing levels to support expansion in the Banking segment, specifically for lending and information technology infrastructure development activities. Our staff increased to 1,165 from 1099 or 6.0% between fiscal years ended June 30, 2021 and 2020 and increased to 1099 from 1007 or 9.1% between fiscal years ended June 30, 2020 and 2019.
    Data processing increased $10.0 million, primarily due to enhancements to customer interfaces and the Bank’s core processing system.
    Depreciation and amortization, decreased $0.3 million primarily due to reduced depreciation on computer hardware and furniture and fixtures.
    Advertising and promotion expense decreased $0.3 million, primarily due to reductions in deposit marketing throughout the year.
    Occupancy and equipment expense increased $1.3 million, primarily due to the timing of new property leases and an impairment reserve charge on the early exit of a property lease of $0.9 million during fiscal 2021.
    Professional services, which include accounting and legal fees, increased $11.1 million in fiscal 2021 compared to 2020. The increase in professional services was primarily due to increased legal and consulting expenses.
    Broker-dealer clearing charges increased $2.9 million primarily due to increased correspondent and market activity.
    The Federal Deposit Insurance Corporation (“FDIC”) and regulator fees increased by $5.1 million in fiscal 2021 compared to fiscal 2020. The increase corresponds to growth in average liabilities and small bank assessment credits received from the FDIC during fiscal 2020 which did not recur in fiscal 2021.
    General and administrative expenses increased by $0.6 million in fiscal 2021 compared to 2020. The increase was primarily due increased deposit servicing expenses.
    Income Tax Expense. Income tax expense was $90.0 million for the fiscal year ended June 30, 2021 compared to $79.2 million for fiscal 2020. Our effective tax rates were 29.45% and 30.15% for the fiscal years ended June 30, 2021 and 2020, respectively.

As of June 30, 2020, the Company determined that certain stock-based compensation awards would not be granted under the plan, and the deferred tax assets related to these awards would not be realized. Accordingly, the Company wrote-off $6.8 million of a stock-based compensation deferred tax asset, resulting in a $2.0 million increase in tax expense for fiscal 2020.
The Company received federal and state tax credits for the years ended June 30, 2021 and 2020, respectively. These tax credits reduced the effective tax rate by approximately 0.59% and 0.77%, respectively.
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

	Fiscal Year Ended June 30, 2021
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$527,760	$18,746	$(7,764)	$538,742
Provision for loan losses	23,750	—	—	23,750
Non-interest income	79,150	27,627	(1,516)	105,261
Non-interest expense	254,596	48,095	11,819	314,510
Income (loss) before taxes	$328,564	$(1,722)	$(21,099)	$305,743

	Fiscal Year Ended June 30, 2020
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$464,448	$16,630	$(3,467)	$477,611
Provision for loan losses	42,200	—	—	42,200
Non-interest income	80,374	24,817	(2,204)	102,987
Non-interest expense	216,895	43,525	15,346	275,766
Income (loss) before taxes	$285,727	$(2,078)	$(21,017)	$262,632
Banking Business
For the fiscal year ended June 30, 2021, we had pre-tax income of $328.6 million compared to pre-tax income of $285.7 million for the fiscal year ended June 30, 2020. For the fiscal year ended June 30, 2021, the increase in pre-tax income was primarily related to increased net interest income due to loan and deposit growth.
We consider the ratios shown in the table below to be key indicators of the performance of our Banking Business segment:

	Fiscal Year Ended
	June 30, 2021	June 30, 2020
Efficiency ratio	41.95%	39.81%
Return on average assets	1.76%	1.78%
Interest rate spread	3.92%	3.72%
Net interest margin	4.11%	4.19%
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

The following table presents our Banking segment’s information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the twelve months ended June 30, 2021 and 2020:

	For the Fiscal Years Ended June 30,
	2021			2020
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid	Average Balance[1]	Interest Income/Expense	Average Yields Earned/Rates Paid
Assets:
Loans[2,3]	$11,287,008	$581,504	5.15%	$10,122,818	$581,518	5.74%
Interest-earning deposits in other financial institutions	1,329,029	1,359	0.10%	700,659	8,839	1.26%
Investment securities[3]	221,213	10,166	4.60%	235,893	11,661	4.94%
Stock of the regulatory agencies, at cost	17,250	932	5.40%	25,696	1,532	5.96%
Total interest-earning assets	12,854,500	593,961	4.62%	11,085,066	603,550	5.44%
Non-interest-earning assets	172,712			188,625
Total Assets	$13,027,212			$11,273,691
Liabilities and Stockholder's Equity:
Interest-bearing demand and savings	$7,324,855	$29,626	0.40%	$4,864,591	$67,070	1.38%
Time deposits	1,825,795	31,498	1.73%	2,482,151	60,033	2.42%
Advances from the FHLB	211,077	4,672	2.21%	747,358	11,988	1.60%
Borrowings, subordinated notes and debentures	116,255	406	0.35%	3,092	11	0.36%
Total interest-bearing liabilities	$9,477,982	$66,202	0.70%	$8,097,192	$139,102	1.72%
Non-interest-bearing demand deposits	2,209,932			2,000,755
Other non-interest-bearing liabilities	121,545			85,951
Stockholder's equity	1,217,753			1,089,793
Total Liabilities and Stockholders' Equity	$13,027,212			$11,273,691
Net interest income		$527,759			$464,448
Interest rate spread[4]			3.92%			3.72%
Net interest margin[5]			4.11%			4.19%
1Average balances are obtained from daily data.
2Loans include loans held for sale, loan premiums and unearned fees.
3Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans include average balances of $27.2 million and $28.0 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2021 and 2020 twelve-month periods, respectively.
4Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
5Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Net Interest Income. Net interest income totaled $527.8 million for the fiscal year ended June 30, 2021 compared to $464.4 million for the fiscal year ended June 30, 2020. The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); and (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume). The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

	Fiscal Year Ended June 30, 2021 vs 2020
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Increase (decrease) in interest income:
Loans and leases	$63,068	$(63,082)	$(14)
Interest-earning deposits in other financial institutions	4,330	(11,810)	(7,480)
Investment securities	(710)	(785)	(1,495)
Stock of the regulatory agencies	(466)	(134)	(600)
Total increase (decrease) in interest income	$66,222	$(75,811)	$(9,589)
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$24,084	$(61,528)	$(37,444)
Time deposits	(13,730)	(14,805)	(28,535)
Advances from the FHLB	(10,732)	3,416	(7,316)
Other borrowings	395	—	395
Total increase (decrease) in interest expense	$17	$(72,917)	$(72,900)
The Banking segment’s net interest income for the fiscal year ended June 30, 2021 totaled $527.8 million, an increase of 13.6%, compared to net interest income of $464.4 million for the fiscal year ended June 30, 2020. The growth of net interest income is primarily due to net loan portfolio growth and a reduction of rates paid on deposits.
The Banking segment’s non-interest income decreased $1.2 million during the fiscal year ended June 30, 2021 to $79.2 million from the $80.4 million for the fiscal year ended June 30, 2020. The decrease in non-interest income for the fiscal year ended June 30, 2021, was primarily the result of a decrease of $17.0 million in banking and service fees, primarily from Emerald Prepaid Mastercard® and Refund Transfer products associated with H&R Block that did not recur in fiscal 2021, and a $6.4 million decrease in gain on sale-other, as certain sales of lottery receivables and sales of Refund Advance loans to H&R Block in fiscal 2020 did not recur in fiscal 2021, partially offset by an increase in mortgage banking income of $21.0 million driven by the decline of mortgage rates to record lows over the year, and an increase of $1.2 million in prepayment penalty fee income.
Non-interest expense totaled $254.6 million for the fiscal year ended June 30, 2021, an increase of $37.7 million compared to fiscal 2020. Salaries and related costs increased $13.3 million, or 11.9%, in fiscal 2021 due to increased staffing levels to support growth in staffing specifically for lending and information technology infrastructure development activities, a $9.8 million increase in data processing expense for loan and deposit systems enhancements, a $7.9 million increase in professional services due to increased legal and consulting expenses, an increase of $4.9 million in FDIC and OCC standard regulatory charges due to growth in average liabilities and a small bank assessment credit received from the FDIC in fiscal 2020 which did not recur, and a $1.6 million increase in occupancy expense primarily due to an impairment reserve charge on the early exit of a property lease.
Securities Business
For the fiscal year ended June 30, 2021, our Securities Business segment had a loss before taxes of $1.7 million an improvement of 17.1% compared to the loss before taxes of $2.1 million for the fiscal year ended June 30, 2020.

The following table provides our Securities Business operating results:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2021	2020
Net interest income	$18,746	$16,630
Non-interest income	27,627	24,817
Non-interest expense	48,095	43,525
Income (Loss) before taxes	$(1,722)	$(2,078)
Net interest income for the fiscal year ended June 30, 2021 was $18.7 million compared to $16.6 million for the fiscal year ended June 30, 2020, an increase of $2.1 million due to increased activity. In the Securities business, interest is earned on margin loan balances, securities borrowed, and cash deposit balances. Interest expense is incurred from cash borrowed through bank lines and securities lending.
Non-interest income totaled $27.6 million for the fiscal year ended June 30, 2021, an increase of $2.8 million compared to the $24.8 million during the fiscal year ended June 30, 2020. Increased activity resulted in an increase of $3.3 million from correspondent fees and an increase of $2.7 million from clearing and custodial related fees, partially offset by a decrease of $3.9 million in fees earned on managing customers’ FDIC insured bank deposits due to decreased rates.
Non-interest expense was $48.1 million during the fiscal year ended June 30, 2021 an increase of $4.6 million for the $43.5 million during the fiscal year ended June 30, 2020. The increase was primarily the result of an increase broker-dealer clearing charges of $2.9 million due to increased activity and an increase in professional services of $2.1 million due to an increase in legal expenses.
Selected information concerning Axos Clearing LLC follows as of or for the three months ended:

	June 30,
(Dollars in thousands)	2021	2020
Compensation as a % of net revenue	32.4%	39.2%
FDIC insured program balances (end of period)	$730,248	$450,251
Customer margin balances (end of period)	$327,148	$206,702
Customer funds on deposit, including short credits (end of period)	$322,153	$194,042

Clearing:
Total tickets	2,053,362	1,228,635
Correspondents (end of period)	69	61

Securities lending:
Interest-earning assets – stock borrowed (end of period)	$619,088	$222,368
Interest-bearing liabilities – stock loaned (end of period)	$728,988	$255,945
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

	Fiscal Year Ended June 30, 2020 vs 2019
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Increase (decrease) in interest income:
Loan and Leases	$67,483	$(10,052)	$57,431
Interest-earning deposits in other financial institutions	3,570	(6,159)	(2,589)
Investment securities	476	(3,358)	(2,882)
Securities borrowed and margin lending	8,686	(847)	7,839
Stock of the regulatory agencies	(851)	(996)	(1,847)
Total increase (decrease) in interest income	$79,364	$(21,412)	$57,952
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$13,522	$(8,030)	$5,492
Time deposits	3,876	468	4,344
Securities loaned	87	(156)	(69)
Advances from the FHLB	(12,364)	(8,482)	(20,846)
Other borrowings	(35)	60	25
Total increase/(decrease) in interest expense	$5,086	$(16,140)	$(11,054)
Interest Income. Interest income for the fiscal year ended June 30, 2020 totaled $622.8 million, an increase of $58.0 million, or 10.3%, compared to $564.9 million in interest income for the fiscal year ended June 30, 2019 primarily due to growth in volume of interest-earning assets from loan originations, primarily from commercial & industrial lending and the addition of securities borrowed and margin lending from our new securities segment. Average interest-earning assets for the fiscal year ended June 30, 2020 increased by $1,560.8 million compared to the fiscal year ended June 30, 2019 primarily due to loan and lease originations for investment which totaled $6,798.0 million during the year ended June 30, 2020. Yields on loans and leases decreased by 11 basis points to 5.74% for the fiscal year ended June 30, 2020, primarily due to declines in market interest rates. For the fiscal year ended June 30, 2020, the growth in average balances contributed additional interest income of $79.4 million, which was partially offset by by a $21.4 million decrease in interest income due to declines in market interest rates. The average yield earned on our interest-earning assets decreased to 5.37% for the fiscal year ended June 30, 2020, down from 5.63% for the same period in 2019 primarily due to the decrease in rate from loans and leases. As a result of the Federal Reserve decisions to decrease the Fed Funds rate over the last year, the rates earned on our adjustable-rate loans declined and the rates on newly originated loans declined.
Interest Expense. Interest expense totaled $145.2 million for the fiscal year ended June 30, 2020, a decrease of $11.1 million, or 7.1% compared to $156.3 million in interest expense during the fiscal year ended June 30, 2019, due primarily to a $762.7 million increase in non-interest bearing deposits and decreased rates on deposits and advances, as a result of the Federal Reserve’s decisions to decrease the Fed Funds rate over the year, partially offset by greater volume of deposits due to growth. The average rate paid on all of our interest-bearing liabilities decreased to 1.72% for the fiscal year ended June 30, 2020 from 1.97% for the fiscal year ended June 30, 2019, due primarily to decreased rates on deposits and advances from FHLB. Average interest-bearing liabilities for the fiscal year ended June 30, 2020 increased $473.2 million compared to fiscal 2019. The average rate on interest-bearing deposits decreased to 1.38% from 1.57% due to decreases in prevailing deposit rates across the industry. The rates on advances from the FHLB also decreased to 1.60% from 2.35% due primarily to the Fed rate decreases. The average rate on time deposits increased to 2.42% for the fiscal year ended June 30, 2020 from 2.40% for the fiscal year ended June 30, 2019, due to changes in the mix of time deposits. Average FHLB advances for the fiscal year ended June 30, 2020 decreased $650.1 million, or 46.5% compared to fiscal 2019. The average non-interest-bearing demand deposits were $1,990.0 million for the fiscal year ended June 30, 2020, representing an increase of $762.7 million.
Provision for Credit Losses. Provision for credit losses was $42.2 million for the fiscal year ended June 30, 2020 and $27.4 million for fiscal 2019. The increase in the credit loss provision was primarily due to additional provisions for changes in economic and business conditions resulting from the COVID-19 pandemic, overall loan portfolio growth, and changes in the loan mix. The provisions are made to maintain our allowance for loan and lease losses at levels which management believes to be adequate. The assessment of the adequacy of our allowance for loan and lease losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, loss history and changes in the volume and mix of loans and collateral values.

See “Asset Quality and Allowance for Credit Losses - Loans” for discussion of our allowance for loan and lease losses and the related loss provisions.
Non-interest Income. The following table sets forth information regarding our non-interest income:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2020	2019
Realized gain on securities:	$—	$709
Unrealized loss on securities:
Total impairment losses	—	(1,666)
Loss (gain) recognized in other comprehensive income	—	845
Total unrealized loss on securities	$—	$(821)
Prepayment penalty fee income	5,993	5,851
Gain on sale-other	6,871	6,160
Mortgage banking income	20,646	5,267
Broker-dealer fee income	23,210	11,737
Banking and service fees	46,267	53,854
Total non-interest income	$102,987	$82,757
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
Included in gain on sale – other are sales of unsecured and secured consumer and business loans originated through introductions from our third-party partner relationships, for example H&R Block-branded Emerald Advance, and sales of structured settlement annuity and state lottery receivables. We engage in the wholesale and retail purchases of state lottery prize and structured settlement annuity payments. These payments are high credit quality deferred payment receivables having a state lottery commission or investment grade (top two tiers) insurance company payor. The Bank originates contracts for the retail purchase of such payments and classifies these under the heading of Factoring in the loan portfolio. Factoring yields are typically higher than mortgage loan rates. Typically, the gain received upon sale of these payment streams is greater than the gain received from an equivalent amount of mortgage loan sales. Since 2013, pools of structured settlement receivables are originated for sale from time to time depending upon management’s assessment of interest rate risk, liquidity, and offers containing favorable terms and, if originated for sale, would be classified on our balance sheet as loans held for sale.

    Non-interest Expense. The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2020	2019
Salaries and related costs	$144,341	$127,433
Data processing and internet	30,671	24,150
Depreciation and amortization	24,443	16,471
Advertising and promotional	14,523	14,710
Occupancy and equipment	12,059	8,571
Professional services	11,095	11,916
Broker-dealer clearing charges	8,210	2,822
FDIC and regulator fees	5,538	9,005
General and administrative	24,886	36,128
Total non-interest expense	$275,766	$251,206
    Non-interest expense totaled $275.8 million for the fiscal year ended June 30, 2020, an increase of $24.6 million compared to fiscal 2019. Salaries and related costs increased $16.9 million, or 13.3%, in fiscal 2020 due to staffing additions from the aforementioned acquisitions and increased staffing levels to support growth in the Banking segment, specifically for deposits, lending, information technology infrastructure development, and compliance activities. Our staff increased to 1099 from 1007 or 9.14% between fiscal year ended June 30, 2020 and 2019 and increased to 1007 from 801 or 25.72% between fiscal year ended June 30, 2019 and 2018.
    Data processing and internet expense increased $6.5 million, primarily due to the acquisitions in our Securities Business and enhancements to customer interfaces and the Bank’s core processing system.
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
    Professional services, which include accounting and legal fees, decreased $0.8 million in fiscal 2020 compared to 2019. The decrease in professional services was primarily due to a 2019 non-recurring charge of $15.3 million in our Securities Business for an impaired and uncollectible receivable.
    The change in Federal Deposit Insurance Corporation (“FDIC”) and OCC standard regulatory charges decreased by $3.5 million in fiscal 2020 compared to fiscal 2019. The decrease was a result of a small bank assessment credits received from the FDIC. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.
Broker-dealer clearing charges were $8.2 million for the fiscal year ended June 30, 2020. The increase was attributable full period costs compared to the 2019 periods as the Securities Business was acquired part way through the fiscal year in late January 2019.
    General and administrative expenses decreased by $11.2 million in fiscal 2020 compared to 2019. The decrease was primarily due to a $15.3 million increase in our Securities Business for an impaired and uncollectible receivable.
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
The Company received federal and state tax credits for the years ended June 30, 2020, 2019, and 2018, respectively.These tax credits reduced the effective tax rate by approximately 0.77%, 1.55%, and 2.38% respectively.

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

	For the Fiscal Years Ended June 30,
	2020			2019
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid	Average Balance[1]	Interest Income/Expense	Average Yields Earned/Rates Paid
Assets:
Loans and Leases[2,3]	$10,122,818	$581,518	5.74%	$8,974,624	$525,307	5.85%
Interest-earning deposits in other financial institutions	700,659	8,839	1.26%	540,047	12,285	2.27%
Investment securities[3]	235,893	11,661	4.94%	208,234	13,929	6.69%
Stock of the regulatory agencies, at cost	25,696	1,532	5.96%	40,000	3,378	8.45%
Total interest-earning assets	$11,085,066	$603,550	5.44%	$9,762,905	$554,899	5.68%
Non-interest-earning assets	188,625			189,802
Total Assets	$11,273,691			$9,952,707
Liabilities and Stockholder's Equity:
Interest-bearing demand and savings	$4,864,591	$67,070	1.38%	$3,964,429	$61,845	1.56%
Time deposits	2,482,151	60,033	2.42%	2,322,039	55,689	2.40%
Advances from the FHLB	747,358	11,988	1.60%	1,397,460	32,834	2.35%
Borrowings, subordinated notes and debentures	3,092	11	0.36%	1,112	31	2.70%
Total interest-bearing liabilities	$8,097,192	$139,102	1.72%	$7,685,040	$150,399	1.96%
Non-interest-bearing demand deposits	2,000,755			1,236,508
Other non-interest-bearing liabilities	85,951			58,004
Stockholder's equity	$1,089,793			$973,155
Total Liabilities and Stockholders' Equity	$11,273,691			$9,952,707
Net interest income		$464,448			$404,500
Interest rate spread[4]			3.72%			3.72%
Net interest margin[5]			4.19%			4.14%
1Average balances are obtained from daily data.
2Loans and leases include loans held for sale, loan premiums and unearned fees.
3Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans and leases include average balances of $28.0 million and $28.7 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2020 and 2019 twelve-month periods, respectively.
4Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
5Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

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
The Banking segment’s net interest income for the fiscal year ended June 30, 2020 totaled $464.4 million, an increase of 14.8%, compared to net interest income of $404.5 million for the fiscal year ended June 30, 2019. The growth of net interest income is primarily due to increased volume of loans and leases, partially offset by decreased average yields earned on interest earning assets and increased levels of interest-bearing demand and savings. The provision increased from 2019 to 2020 due to macroeconomic updates related to COVID-19.
The Banking segment’s non-interest income increased $9.5 million from $70.9 million to $80.4 million for the fiscal year ended June 30, 2020 compared to the fiscal year ended June 30, 2019. The increase in non-interest income for the fiscal year ended June 30, 2020, was primarily the result of an increase in mortgage banking income of $14.6 million, a decrease in net unrealized loss on securities of $0.8 million, a $0.7 million increase in gain on sale-other and an increase of $0.1 million in prepayment penalty fee income, partially offset by a decrease of $6.1 million in banking and service fees and a decrease in realized gain on sale of securities of $0.7 million. Banking and service fees includes H&R Block-branded product fees, deposit fees, fee income from prepaid card sponsors, and certain C&I loan fees. EPC and RT, our primary non-interest income-generating H&R Block products and services, are categorized in banking and service fees. For the fiscal year ended June 30, 2020, EPC was flat at $7.8 million compared to fiscal 2019. For the fiscal year ended June 30, 2020, RT decreased $0.8 million to $11.5 million from $12.3 million for fiscal 2019.
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

The following table provides our Securities Business operating results:

	Fiscal Year Ended
(Dollars in thousands)	June 30, 2020	June 30, 2019
Net interest income	$16,630	$7,564
Non-interest income	24,817	12,071
Non-interest expense	43,525	34,430
Income (Loss) before income taxes	$(2,078)	$(14,795)
Net interest income during the fiscal year ended June 30, 2020 was $16.6 million. Net interest income for the fiscal year ended June 30, 2019 was $7.6 million. In the Securities Business, interest is earned on margin loan balances, securities borrowed, and cash deposit balances. Interest expense is incurred from cash borrowed through bank lines and securities lending.
Non-interest income during the fiscal year ended June 30, 2020 was $24.8 million, the result of $8.2 million of clearing and custodial related fees, $7.9 million of correspondent fees, $6.3 million in fees earned on FDIC insured bank deposits, and $2.4 million of clearing technology services. Non-interest income during the fiscal year ended June 30, 2019 was $12.1 million, the result of $8.9 million of clearing and custodial related fees and $3.1 million in fees earned on FDIC insured bank deposits.
Non-interest expense during the fiscal year ended June 30, 2020 was $43.5 million. Total non-interest expense included salaries and related costs of $18.5 million, broker-dealer clearing charges of $8.2 million, data processing of $5.5 million, other and general expenses of $3.8 million, professional services of $2.9 million and depreciation and amortization of $2.6 million.
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
Selected information concerning Axos Clearing LLC follows:

	Fiscal Year Ended
(Dollars in thousands)	June 30, 2020	June 30, 2019
Compensation as a % of net revenue	39.2%	35.0%
FDIC insured program balances (end of period)	$450,251	$341,576
Customer margin balances (end of period)	$206,702	$189,193
Customer funds on deposit, including short credits (end of period)	$194,042	$206,469

Clearing:
Total tickets	1,228,635	595,962
Correspondents (end of period)	61	62

Securities lending:
Interest-earning assets – stock borrowed (end of period)	$222,368	$144,706
Interest-bearing liabilities – stock loaned (end of period)	$255,945	$198,356
COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2021 AND JUNE 30, 2020
Our total assets increased $0.4 billion, or 3.0%, to $14.3 billion, as of June 30, 2021, up from $13.9 billion at June 30, 2020. The loan portfolio increased $0.8 billion on a net basis, primarily from portfolio loan originations of $7.3 billion, less principal repayments and other adjustments of $6.5 billion. Total cash decreased by $0.9 billion primarily due to decreased deposits and loan fundings. Total liabilities increased by $243.6 million or 1.9%, to $12.9 billion at June 30, 2021, up from $12.6 billion at June 30, 2020. The increase in total liabilities resulted primarily from growth in securities loaned of $0.5 billion, advances from the Federal Home Loan Bank of $0.1 billion and customer and broker-dealer payables of $0.2 billion, partially offset by decreased deposits of $0.5 billion. Stockholders’ equity increased by $170.1 million, or 13.8%, to $1.4 billion at June 30, 2021, up from $1.2 billion at June 30, 2020. The increase was the result of $215.7 million in net income for the fiscal year, $10.0 million vesting and issuance of RSUs and stock-based compensation expense, partially offset by a $37.1 million adjustment to retained earnings for the adoption of ASC 326, $16.8 million in stock repurchases, $5.2 million for redemption of Series-A preferred stock, $3.4 million unrealized gain in other comprehensive income, net of tax, and $0.1 million in dividends declared on preferred stock. For the year ended June 30, 2021, the Company repurchased a total of $16.8 million, or 753,597 common shares at an average price of $22.24 per share.
ASSET QUALITY AND ALLOWANCE FOR CREDIT LOSSES - LOANS
Non-performing loans and leases and foreclosed assets or “non-performing assets” consisted of the following:

	At June 30,
(Dollars in thousands)	2021	2020	2019	2018	2017
Non-performing assets:
Non-accrual loans and leases:
Single Family - Mortgage & Warehouse	$105,708	$84,030	$46,005	$28,462	$23,393
Multifamily and Commercial Mortgage	20,428	3,425	2,108	232	4,255
Commercial Real Estate	15,839	—	—	—	—
Total non-accrual loans secured by real estate	141,975	87,455	48,113	28,694	27,648
Commercial & Industrial - Non-RE	2,942	213	—	2,361	588
Auto & Consumer	278	273	331	171	157
Other	—
Total non-performing loans and leases	145,195	87,941	48,444	31,226	28,393
Foreclosed real estate	6,547	6,114	7,449	9,385	1,353
Repossessed vehicles	235	294	36	206	60
Total non-performing assets	$151,977	$94,349	$55,929	$40,817	$29,806
Total non-performing loans and leases as a percentage of total loans and leases	1.26%	0.82%	0.51%	0.37%	0.38%
Total non-performing assets as a percentage of total assets	1.10%	0.68%	0.50%	0.43%	0.35%
Our non-performing assets increased to $152.0 million at June 30, 2021 from $94.3 million at June 30, 2020. The increase in non-performing assets during the fiscal year ended June 30, 2021 was substantially comprised of an increase in non-performing loans and leases of $57.3 million. Non-performing assets as a percentage of total assets increased to 1.10% at June 30, 2021 from 0.68% at June 30, 2020. The increase in non-performing assets during the fiscal year ended June 30, 2020 compared to June 30, 2019 was comprised of an increase in non-performing loans and leases of $39.5 million.
The increase in non-performing loans and leases is primarily the result of increased deliquent single family residential real estate secured loans, multifamily loans and commercial real estate loans as a result of COVID-10 related economic deterioration during the fiscal years ended June 30, 2021 and 2020. Approximately 72.8% of the Bank’s nonaccrual loans and leases are single family first mortgages that have an aggregate loan-to-value ratio of 56.7%.
We have experienced growth in our non-performing single family mortgage loans over the last five years; however, we believe that the write-downs taken as of June 30, 2021 on these non-performing loans and the low average LTVs on the balance of our single family mortgage real estate loans in our portfolio make our future risk of loss better than other banks with significant exposure to real estate loans. If average nationwide residential housing values decline or if nationwide unemployment increases, we are likely to experience growth in the level of our non-performing loans and leases, foreclosed real estate and repossessed vehicles in future periods.
For discussion of the COVID-19 impact on our assets and our actions taken, see the beginning of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Allowance for Credit Losses - Loans.
On July 1, 2020, the Company adopted ASC 326. The update replaces the historical incurred loss model to a current expected loss model, resulting, generally, in earlier recognition of loss. Refer to Note 1 - Summary of Significant Accounting Policies within this Form 10-K for further detail on the accounting adoption along with detail of the processes involved in determining the allowance for credit losses under the new guidance.

The following table sets forth the changes in our allowance for loan and lease losses, by portfolio class for the dates indicated:

(Dollars in thousands)	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Auto & Consumer	Commercial & Industrial - Non-RE	Other	Total	Total Allowance as a % of Total Loans
Balance at June 30, 2016	$19,350	$4,309	$3,922	$1,669	$6,235	$341	$35,826	0.56%
Provision for loan losses	2,233	(224)	2,108	1,330	300	5,314	11,061
Charge-offs	(1,138)	(23)	—	(433)	—	(3,502)	(5,096)
Transfers to held for sale	—	—	—	—	—	(1,828)	(1,828)
Recoveries	138	416	—	—	207	108	869
Balance at June 30, 2017	20,583	4,478	6,030	2,566	6,742	433	40,832	0.55%
Provision for loan and lease losses	832	(424)	3,172	2,152	3,696	16,372	25,800
Charge-offs	(559)	—	—	(803)	—	(14,617)	(15,979)
Transfers to held for sale	—	—	—	—	—	(2,307)	(2,307)
Recoveries	49	—	—	212	—	544	805
Balance at June 30, 2018	20,905	4,054	9,202	4,127	10,438	425	49,151	0.58%
Provision for loan and lease losses	1,777	(356)	5,430	5,731	255	14,513	27,350
Charge-offs	(799)	—	—	(3,752)	(1,149)	(13,963)	(19,663)
Transfers to held for sale	—	—	—	—	—	(2,356)	(2,356)
Recoveries	407	109	—	233	—	1,854	2,603
Balance at June 30, 2019	22,290	3,807	14,632	6,339	9,544	473	57,085	0.60%
Provision for loan and lease losses	3,546	793	6,420	7,429	4,542	19,470	42,200
Charge-offs	(203)	—	—	(5,047)	(4,132)	(16,451)	(25,833)
Recoveries	266	119	—	741	—	1,229	2,355
Balance at June 30, 2020	25,899	4,719	21,052	9,462	9,954	4,721	75,807	0.71%
Effect of Adoption of ASC 326	6,318	7,408	25,893	610	7,042	29	47,300
Provision for loan and lease losses	(3,242)	1,196	11,238	(1,354)	14,251	1,661	23,750
Charge-offs	(2,502)	(177)	(255)	(3,517)	(2,833)	(7,274)	(16,558)
Recoveries	131	—	—	1,318	46	1,164	2,659
Balance at June 30, 2021	$26,604	$13,146	$57,928	$6,519	$28,460	$301	$132,958	1.15%

The following table sets forth our allowance for credit losses by portfolio class:

	At June 30,
	2021		2020		2019		2018		2017
(Dollars in thousands)	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
Single Family - Mortgage & Warehouse	$26,604	37.8%	$25,899	44.1%	$22,290	39.0%	$20,905	42.5%	$20,583	50.4%
Multifamily and Commercial Mortgage	13,146	21.4%	4,719	21.1%	3,807	6.7%	4,054	8.2%	4,478	11.0%
Commercial Real Estate	57,928	27.5%	21,052	21.5%	14,632	25.6%	9,202	18.7%	6,030	14.8%
Commercial & Industrial - Non-RE	28,460	9.7%	9,954	8.3%	9,544	16.7%	10,438	21.2%	6,742	16.5%
Auto & Consumer	6,519	3.1%	9,462	3.2%	6,339	11.1%	4,127	8.4%	2,566	6.3%
Other	301	0.5%	4,721	1.8%	473	0.8%	425	0.9%	433	1.1%
Total	$132,958	100.0%	$75,807	100.0%	$57,085	100.0%	$49,151	100.0%	$40,832	100.0%
The Company’s allowance for credit losses increased $57.2 million or 75.4% from June 30, 2020 to June 30, 2021. As a percentage of the outstanding loan balance, the Company’s allowance was 1.15% at June 30, 2021 and 0.71% at June 30, 2020. Provisions for credit losses were $23.8 million for fiscal 2021 and $42.2 million for fiscal 2020. The Company’s credit loss provisions for fiscal 2021 compared to 2020 decreased by $18.5 million primarily due to non-recurring Refund Advance loans and changes in economic and business conditions resulting from the COVID-19 pandemic. Provisions for credit losses for fiscal 2021 were primarily comprised of provisions in commercial real estate and commercial & industrial - non-RE due to growth in these segments of the loan portfolio.
Net charge-offs for single family - mortgage & warehouse loans increased $2.4 million for fiscal 2021. Net charge-offs for each of multifamily and commercial mortgage and commercial real estate loans increased $0.2 million in fiscal 2021. Net charge-offs for auto & consumer decreased $2.1 million for fiscal 2021. Net charge-offs for other decreased $9.1 million for fiscal 2021, primarily due to a $6.3 million decrease in Refund Advance charge-offs and a $0.9 million decrease in net charge-offs for unsecured consumer loans. For fiscal 2020, net charge-offs for single family mortgage real estate secured loans decreased $0.5 million, multifamily and commercial real estate secured loans incurred no charge-offs or recoveries in fiscal 2020. Net charge-offs for the auto & consumer increased $0.4 million for fiscal 2020. Net charge-offs for the other increased $3.5 million for fiscal 2020, primarily due to a $2.8 million increase in Refund Advance charge-offs and a $0.4 million increase in net charge-offs for unsecured consumer loans. In fiscal 2019, the remaining balance of Refund Advance loans were sold prior to year end, and the loss attributable was classified in transfer to held for sale in the allowance for loan and lease losses changes table.
Between June 30, 2020 and 2021, the Bank’s total allowance for credit losses as a proportion of the loan portfolio increased 44 basis points primarily due to adoption of ASC 326.
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
As an additional source of funds, we have two credit agreements. Axos Bank can borrow up to 40% of its total assets from the FHLB. Borrowings are collateralized by pledging certain mortgage loans and investment securities to the FHLB. Based on loans and securities pledged at June 30, 2021, we had a total borrowing availability of another $2.3 billion available immediately and an additional $3.1 billion available with additional collateral, for advances from the FHLB for terms up to ten years.
The Bank can also borrow from the discount window at the FRBSF. FRBSF borrowings are collateralized by commercial loans, consumer loans and mortgage-backed securities pledged to the FRBSF. Based on loans and securities pledged at June 30, 2021, we had a total borrowing capacity of approximately $2.1 billion, all of which was available for use. At June 30, 2021, we also had $175.0 million in unsecured federal funds lines of credit with two major banks under which there were no borrowings outstanding.
In the past, we have used long-term borrowings to fund our loans and to minimize our interest rate risk. Our future borrowings will depend on the growth of our lending operations and our exposure to interest rate risk. We expect to continue to use deposits and advances from the FHLB as the primary sources of funding our future asset growth.
The Bank has zero advances outstanding from the Federal Reserve Bank through the Paycheck Protection Program Liquidity Facility, and no Small Business Administration Paycheck Protection Program Loans pledged as of June 30, 2021. The advances had weighted average interest rates of 0.35% during the year ended June 30, 2021.
Axos Clearing has $133.8 million uncommitted secured lines of credit available for borrowing. As of June 30, 2021, there was $36.2 million outstanding. These credit facilities bear interest at rates based on the Federal Funds rate and are due upon demand. The weighted average interest rate on the borrowings at June 30, 2021 was 1.75%.
Axos Clearing has a $50.0 million committed unsecured line of credit available for limited purpose borrowing. As of June 30, 2021, there was no amount outstanding. This credit facility bears interest at rates based on the Federal Funds rate and are due upon demand. The unsecured line of credit requires Axos Clearing operate in accordance with specific covenants surrounding capital and debt ratios. Axos Clearing was in compliance of all covenants as of June 30, 2021.
In December 2004, we completed a transaction that resulted in $5.2 million of junior subordinated debentures for our company with a stated maturity date of February 23, 2035. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4%, for a rate of 2.55% as of June 30, 2021, with interest paid quarterly.
In March 2016, we completed the sale of $51.0 million aggregate principal amount of our 6.25% Subordinated Notes due February 28, 2026 (the “Notes 2026”). On March 31, 2021, the Company completed the redemption of $51.0 million aggregate principal amount. The Notes 2026 were redeemed for cash by the Company at 100% of their principal amount, plus accrued and unpaid interest, in accordance with the terms of the indenture governing the Notes 2026. On March 31, 2021, the Company completed the redemption of $51.0 million aggregate principal amount of its Notes 2026. The Notes 2026 were redeemed for cash by the Company at 100% of their principal amount, plus accrued and unpaid interest, in accordance with the terms of the indenture governing the Notes 2026. Remaining unamortized deferred financing costs associated with such notes were expensed and included under Interest Expense - Other Borrowings in the Consolidated Statements of Income.
In January 2019, we issued subordinated notes totaling $7.5 million, to the principal stockholders of COR Securities in an equal principal amount, with a maturity of 15 months, to serve as the source of payment of indemnification obligations of the principal stakeholders of COR Securities under the Merger Agreement. Interest accrues at a rate of 6.25% per annum. During the fiscal year ended June 30, 2019, $0.1 million of subordinated loans were repaid. The Company has made an indemnification claim against the $7.4 million remaining.
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
In March 2021, we filed a new shelf registration with the SEC which allows us to issue up to $400.0 million through the sale of debt securities, common stock, preferred stock and warrants.
Off-Balance Sheet Commitments. At June 30, 2021, we had commitments to originate loans with an aggregate outstanding principal balance of $708.6 million, commitments to sell loans with an aggregate outstanding principal balance at the time of sale of $55.9 million, and no commitments to purchase loans, investment securities or any other unused lines of credit. See Item 3. Legal Proceedings for further information on pending litigation in which we are involved.
Contractual Obligations. The Company enters into contractual obligations in the normal course of business primarily as a source of funds for its asset growth and to meet required capital needs. Our time deposits due within one year of June 30, 2021 totaled $1.0 billion. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including using off-balance sheet deposits managed by Axos Clearing, other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, that a portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.

The following table presents our contractual obligations for long-term debt, time deposits, and operating leases by payment date:

	At June 30, 2021
	Payments Due by Period
(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Long-term debt obligations[1,2]	$635,455	$291,934	$49,241	$50,219	$244,061
Other obligations[3]	15,090	7,716	5,925	348	1,101
Time deposits[2]	1,534,801	1,032,195	350,124	152,482	—
Operating lease obligations[4]	79,549	9,548	19,242	16,822	33,937
Total	$2,264,895	$1,341,393	$424,532	$219,871	$279,099
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

Consolidated and Bank Capital Requirements. Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for our Company and Bank. Information presented for June 30, 2021, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. At June 30, 2021, our Company and Bank met all the capital adequacy requirements to which they were subject to and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since June 30, 2020 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.

The Company’s and Bank’s capital amounts, capital ratios and requirements were as follows:

	Axos Financial, Inc.		Axos Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Regulatory Capital:
Tier 1	$1,309,496	$1,106,393	$1,262,885	$1,080,455
Common equity tier 1	$1,309,496	$1,101,330	$1,262,885	$1,080,455
Total capital (to risk-weighted assets)	$1,587,625	$1,240,923	$1,358,430	$1,156,401

Assets:
Average adjusted	$14,851,462	$12,333,030	$13,359,578	$11,679,819
Total risk-weighted	$11,522,645	$9,817,374	$10,283,135	$9,160,365

Regulatory Capital Ratios:
Tier 1 leverage (core) capital to adjusted average assets	8.82%	8.97%	9.45%	9.25%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	11.36%	11.22%	12.28%	11.79%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	11.36%	11.27%	12.28%	11.79%	8.00%	6.00%
Total capital (to risk-weighted assets)	13.78%	12.64%	13.21%	12.62%	10.00%	8.00%
At June 30, 2021, the Company and Bank are in compliance with the capital conservation buffer requirement, for the common equity tier 1 risk based, tier 1 risk-based and total risk-based capital ratios of 7.0%, 8.5% and 10.5%, respectively.
Securities Business
Pursuant to the net capital requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Axos Clearing, is subject to the SEC Uniform Net Capital (Rule 15c3-1 of the Exchange Act). Under this rule, Axos Clearing has elected to operate under the alternate method and is required to maintain minimum net capital of $250,000 or 2% of aggregate debit balances arising from client transactions, as defined. Under the alternate method, Axos Clearing may not repay subordinated debt, pay cash distributions, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.
The net capital position of Axos Clearing was as follows:

(Dollars in thousands)	June 30, 2021	June 30, 2020
Net capital	$35,950	$34,022
Less: required net capital	8,046	4,572
Excess capital	$27,904	$29,450

Net capital as a percentage of aggregate debit items	8.94%	14.88%
Net capital in excess of 5% aggregate debit items	$15,836	$22,593
Axos Clearing, as a clearing broker, is subject to SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the benefit of customers. At June 30, 2021, the Company had a deposit requirement of $258.1 million and maintained a deposit of $251.2 million. On July 1, 2021, Axos Clearing made a deposit to satisfy the deposit requirement. At June 30, 2020, the Company had a deposit requirement of $159.5 million and maintained a deposit of $178.8 million.
Certain broker-dealers have chosen to maintain brokerage customer accounts at the Axos Clearing. To allow these broker-dealers to classify their assets held by the Company as allowable assets in their computation of net capital, the Company computes a separate reserve requirement for Proprietary Accounts of Brokers (PAB). At June 30, 2021, the Company had a deposit requirement of $73.6 million and maintained a deposit of $71.0 million. On July 1, 2021, Axos Clearing made a deposit to satisfy the deposit requirement. At June 30, 2020, the Company had a deposit requirement of $17.0 million and maintained a deposit of $15.2 million. On July 1, 2020, Axos Clearing made a deposit to satisfy the deposit requirement.
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
Lifetime Cap Risk. Our adjustable rate loans have lifetime interest rate caps. In periods of rising interest rates, it is possible for the fully indexed interest rate (index rate plus the margin) to exceed the lifetime interest rate cap. This feature prevents the loan from repricing to a level that exceeds the cap’s specified interest rate, thus adversely affecting net interest income in periods of relatively high interest rates. On a weighted average basis, our adjustable rate loans at June 30, 2021 had lifetime rate caps that were 621 basis points greater than their current stated note rates. If market rates rise by more than the interest rate cap, we will not be able to increase these loan rates above the interest rate cap.
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
Banking Business
The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at June 30, 2020 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	June 30, 2021
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$694,717	$—	$—	$—	$694,717
Mortgage-backed and other investment securities[1]	185,094	1,378	10,416	16,320	213,208
Stock of the FHLB, at cost	17,250	—	—	—	17,250
Loans, net of allowance for loan and lease losses[2]	7,215,162	1,418,651	2,835,817	37,622	11,507,252
Loans held for sale	42,062	—	—	—	42,062
Total interest-earning assets	8,154,285	1,420,029	2,846,233	53,942	12,474,489
Non-interest-earning assets	—	—	—	—	270,540
Total assets	$8,154,285	$1,420,029	$2,846,233	$53,942	$12,745,029
Interest-bearing liabilities:
Interest-bearing deposits[3]	$6,175,706	$1,774,197	$491,319	$448	$8,441,670
Advances from the FHLB	196,000	40,000	57,500	60,000	353,500
Other borrowings	110,947	—	—	14,000	124,947
Total interest-bearing liabilities	6,482,653	1,814,197	548,819	74,448	8,920,117
Other non-interest-bearing liabilities	—	—	—	—	2,525,001
Stockholders’ equity	—	—	—	—	1,299,911
Total liabilities and equity	$6,482,653	$1,814,197	$548,819	$74,448	$12,745,029
Net interest rate sensitivity gap	$1,671,632	$(394,168)	$2,297,414	$(20,506)	$3,554,372
Cumulative gap	$1,671,632	$1,277,464	$3,574,878	$3,554,372	$3,554,372
Net interest rate sensitivity gap—as a % of interest-earning assets	13.40%	(3.16)%	18.42%	(0.16)%	28.49%
Cumulative gap—as a % of cumulative interest-earning assets	13.40%	10.24%	28.66%	28.49%	28.49%
1 Comprised of U.S. government securities, mortgage-backed securities and other securities, which are classified as trading and available-for-sale. The table reflects contractual repricing dates.
2 The table reflects either contractual repricing dates, or maturities.
3 The table assumes that the principal balances for demand deposit and savings accounts will reprice in the first year.
The above table provides an approximation of the projected re-pricing of assets and liabilities at June 30, 2021 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are based on historical experience. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience. Actual repayments of these instruments could vary substantially if future experience differs from our historic experience.

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
Our net interest margin for the fiscal year ended June 30, 2021 decreased to 4.11% compared to 4.19% for the fiscal year ended June 30, 2020. During the fiscal year ended June 30, 2021, interest income earned on loans and on mortgage backed securities was influenced by interest rate changes and the amortization of premiums and discounts on purchases, and interest expense paid on deposits and new borrowings were influenced by the Fed Funds rate.
The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Bank assumes no growth in the balance sheet other than for retained earnings:

	As of June 30, 2021
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$552,820	8.3%	$538,383	9.4%
Base	$510,289	—%	$492,124	—%
Down 100 basis points	$502,930	(1.4)%	$478,353	(2.8)%
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
The following table indicates the sensitivity of MVE to the interest rate movement as described above:

	As of June 30, 2021
(Dollars in thousands)	Market Value of Equity	Percentage Change from Base	MVE as a Percentage of Assets
Up 300 basis points	$1,614,331	2.7%	12.6%
Up 200 basis points	$1,638,353	4.3%	12.7%
Up 100 basis points	$1,612,726	2.6%	12.4%
Base	$1,571,364	—%	11.9%
Down 100 basis points	$1,395,457	(11.2)%	10.5%
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
At June 30, 2021, Axos Clearing held municipal obligations, these positions were classified as held for sale securities and had maturities greater than 10 years.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
The following financial statements are filed as a part of this Annual Report on Form 10-K beginning on page F-1:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report On Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(1) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of; our principal executive and principal financial officers and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions of our assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 version). Based on this assessment, management has determined that our internal control over financial reporting as of June 30, 2021 is effective.
BDO USA, LLP has audited the effectiveness of the company’s internal control over financial reporting as of June 30, 2021, as stated in their report dated August 25, 2021.
Changes in Internal Control Over Financial Reporting. Beginning July 1, 2020, the Company adopted ASC 326. As a result, the Company made changes to and incorporated new policies, processes and controls over the estimation of the allowance for credit losses. These changes were not undertaken in response to any identified deficiency in the Company’s internal control over financial reporting. There have been no other changes in the Company’s internal control.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Axos Financial, Inc.
Las Vegas, Nevada
Opinion on Internal Control over Financial Reporting
We have audited Axos Financial, Inc.’s (the “Company’s”) internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of June 30, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2021, and the related notes and our report dated August 25, 2021 expressed an unqualified opinion thereon.
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

August 25, 2021

ITEM 9B. OTHER INFORMATION
None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item with respect to directors and executive officers is incorporated herein by reference to the information contained in the sections captioned “Election of Directors” and “Executive Compensation” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2021 (the “Proxy Statement”).
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item is incorporated herein by reference to the information contained in the section captioned “Ratification of Selection of Independent Public Accounting Firm” in the Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1).	Financial Statements: See Part II, Item 8—Financial Statements and Supplementary data.
(a)(2).	Financial Statement Schedules: All financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.
(a)(3).	Exhibits:

Exhibit Number	Description	Incorporated By Reference to
2.1	Agreement and Plan of Merger, by and among Axos Clearing, LLC, Axos Clarity MergeCo., Inc., Cor Securities Holdings, Inc., the Seller Parties thereto and the Holder Representative, dated September 28, 2018	Exhibit 2.1 to the Current Form 8-K filed on October 1, 2018.
3.1	Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 6, 1999	Exhibit 3.1 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.1	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on August 19, 1999	Exhibit 3.5 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.2	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on February 25, 2003	Exhibit 3.6 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.3	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on January 25, 2005	Exhibit 3.2 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.4	Certificate Eliminating Reference to a Series of Shares from the Certificate of Incorporation of the Company	Exhibit 3.3 to the Current Report on Form 8-K filed on September 7, 2011.
3.1.5	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on October 25, 2013	Exhibit 3.1 to the Current Report on Form 8-K filed on October 28, 2013.
3.1.6	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 5, 2015	Exhibit 3.1 to the Current Report on Form 8-K filed on November 6, 2015.
3.1.7	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on September 11, 2018	Exhibit 3.1 to the Current Report on Form 8-K filed on September 11, 2018.
3.1.8	Certificate of Elimination relating to the Series A - 6% Cumulative Nonparticipating Perpetual Preferred Stock Convertible through January 2009, filed with the Delaware Secretary of State on January 25, 2021.	Exhibit 3.1.8 to the Quarterly Report on Form 10-Q filed on January 28, 2021
3.2	Amended and Restated By-laws	Exhibit 3.2 to the Current Report on Form 8-K filed on February 26, 2021.
4.1	Form of Common Stock Certificate of the Company	Exhibit 4.1 to the Current Report on Form 8-K filed on September 12, 2018.
4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith.
4.3	Indenture for Subordinated Debt Securities, dated as of March 3, 2016, between Axos Financial, Inc. and U.S. Bank National Association, as trustee	Exhibit 4.1 to the Current Report on 8-K filed on September 18, 2020.
4.4	Second Supplemental Indenture, dated as of September 18, 2020, between Axos Financial, Inc. and U.S. Bank National Association, as trustee	Exhibit 4.2 to the Current Report on 8-K filed on September 18, 2020.

Exhibit Number	Description	Incorporated By Reference to
4.5	Form of Global Note to represent the 4.875% Fixed-to-Floating Rate Subordinated Notes due 2030 of Axos Financial, Inc.	Exhibit 4.3 to the Current Report on 8-K filed on September 18, 2020.
10.1	Form of Indemnification Agreement between the Company and each of its executive officers and directors	Exhibit 10.1 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on February 24, 2005.
10.2*	Amended and Restated 1999 Stock Option Plan, as amended	Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
10.3*	2004 Stock Incentive Plan, as amended November 20, 2007	Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
10.4*	2004 Employee Stock Purchase Plan, including forms of agreements thereunder	Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
10.5*	First Amended Employment Agreement, dated April 22, 2010, between Bank of Internet USA and Andrew J. Micheletti.	Exhibit 99.1 to the Current Report on Form 8-K filed on April 28, 2010.
10.6	Amended and Restated Declaration of Trust of BofI Trust I dated December 16, 2004	Exhibit 10.10 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
10.7*	Amended and Restated Employment Agreement, dated May 26, 2011, between the Company and subsidiaries, and Gregory Garrabrants	Exhibit 99.1 to the Current Report on Form 8-K filed on May 27, 2011.
10.7.1*	Second Amended and Restated Employment Agreement, dated June 30, 2017, between the Company and subsidiaries, and Gregory Garrabrants	Exhibit 99.1 to the Current Report on Form 8-K filed on July 7, 2017.
10.8	Lease Agreement dated December 5, 2011 between La Jolla Village, LLC and the Company	Exhibit 99.1 to the Current Report on Form 8-K filed on December 9, 2011.
10.9*	BofI Holding, Inc. 2014 Stock Incentive Plan	Appendix A to the Definitive Proxy Statement on Schedule 14A, filed on September 8, 2014.
10.10*	Amendment to BofI Holding, Inc. 2014 Stock Incentive Plan	Exhibit 10.10 to the Annual Report on Form 10-K filed on August 24, 2017.
10.11*	Description of Amendment to Employment Letter between Eshel Bar-Adon and BofI Federal Bank	Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 6, 2014.
10.12*	Description of Amendment to Employment Letter between Brian Swanson and BofI Federal Bank	Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on May 6, 2014.
10.12.1*	Description of Amendment to Employment Letter between Brian Swanson and BofI Federal Bank	Exhibits 99.1 and 99.2 to the Current Report on Form 8-K filed on January 15, 2015.
10.13	Office Space Lease Between Pacifica Tower LLC and BofI Holding, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on May 18, 2018.
10.14	Sixth Amendment to Office Space Lease Between 4350 La Jolla Village LLC and BofI Holding, Inc.	Exhibit 10.2 to the Current Report on Form 8-K filed on May 18, 2018.
10.15	Guaranty of Payment and Performance of Agreement and Plan of Merger, executed by the Company in favor of Cor Securities Holdings, Inc. on September 28, 2018	Exhibit 10.1 to the Current Report on Form 8-K filed on October 1, 2018
10.16*	Amended and Restated to BofI Holding, Inc. 2014 Stock Incentive Plan	Appendix A to the Proxy Statement on Schedule 14A, filed on September 11, 2019
10.17*	Description of Amendment to Employment Letter between Raymond Matsumoto and Axos Financial, Inc.	Exhibit 10.1 to the Quarterly Report on 10-Q filed on October 29, 2020.

Exhibit Number	Description	Incorporated By Reference to
21.1	Subsidiaries of the Company consist of Axos Bank (federal charter), BofI Trust I (Delaware charter), Axos Clearing LLC (Delaware), Axos Invest, Inc. (Delaware), and Axos Invest LLC (Delaware)
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm	Filed herewith.
24.1	Power of Attorney, incorporated by reference to the signature page to this report.	Signature page to this report.
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document	Filed herewith.
101.LAB**	Inline XBRL Taxonomy Label Linkbase Document	Filed herewith.
101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document	Filed herewith.
101.DEF**	Inline XBRL Taxonomy Definition Document	Filed herewith.
101.INS**	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
104**	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101
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

AXOS FINANCIAL, INC.

Date:	August 25, 2021	By:	/s/ Gregory Garrabrants
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant as of August 25, 2021 in the capacities indicated:

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
Las Vegas, Nevada
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Axos Financial, Inc. and subsidiaries (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated August 25, 2021 expressed an unqualified opinion thereon.

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

Change in Accounting Principle

As discussed in Notes 1 and 5 to the consolidated financial statements, effective July 1, 2020, the Company changed its method of accounting for the allowance for credit losses due to the adoption of Accounting Standards Codification Topic 326, Financial Instruments-Credit Losses (“ASC 326”).

As discussed in Note 1 to the consolidated financial statements, effective July 1, 2019, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification Topic 842, Leases.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for credit losses

As discussed in Notes 1 and 5 to the consolidated financial statements, effective July 1, 2020, the Company adopted ASC 326, which modified the accounting for the allowance for credit losses (“ACL”) from an incurred loss model to an expected loss model. The Company’s ACL methodology utilizes models, some of which are complex, to determine reasonable and supportable forecasts of credit losses. The Company’s ACL methodology considers many factors including, but not limited to, historical loss experience, where available, and estimated defaults based on portfolio trends and projected future economic conditions that will impact the amount of such future losses. Management’s expectation of future economic conditions is reflected in management’s selected economic forecast scenarios, based on various economic information including credit performance trends, changes in collateral values, portfolio composition and loan concentration, current lending policies and the effects of any new policies. Management also incorporates qualitative adjustments to capture the impact of expected events and conditions that are not captured in the quantitative model.

We identified a critical audit matter related to the complex modeling used within the quantitative ACL calculation and the qualitative adjustments applied to the ACL, as a result of their judgmental and subjective nature. Given the significance of the ACL, the complexity of the quantitative model, the magnitude of the qualitative adjustments, and management judgment required for the selection of appropriate models and determination of appropriate qualitative adjustments, performing audit procedures to evaluate the reasonableness of the ACL required a high degree of auditor judgment, an increased extent of audit effort, and the need to involve valuation and business analytics specialists.

The primary procedures we performed to address this critical audit matter included:

•Testing the design and the operating effectiveness of controls over the ACL, including management’s controls over the appropriate selection, validation and implementation of models and the determination of the qualitative adjustments selected.
•Evaluating the reasonableness and conceptual soundness of the ACL modeling framework, including the basis for and calculation of qualitative adjustments.
•Evaluating the completeness and accuracy of data used as inputs in the determination of the qualitative adjustments.
•Evaluating the reasonableness of the economic forecasts selected by management for use in the determination of the ACL.
•Utilizing professionals with specialized skill and knowledge in valuation and business analytics to assist in evaluating the reasonableness and conceptual soundness of the ACL modeling framework applied in the quantitative credit loss estimation models.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2013.

San Diego, California

August 25, 2021

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	At June 30,
(Dollars in thousands, except par and stated value)	2021	2020
ASSETS
Cash and due from banks	$715,624	$1,756,477
Cash segregated for regulatory purposes	322,153	194,042
Total cash, cash equivalents, cash segregated	1,037,777	1,950,519
Securities:
Trading	1,983	105
Available-for-sale	187,335	187,627
Stock of regulatory agencies	19,995	20,610
Loans held for sale, carried at fair value	29,768	51,995
Loans held for sale, lower of cost or fair value	12,294	44,565
Loans—net of allowance for credit losses of $132,958 as of June 2021 and $75,807 as of June 2020	11,414,814	10,631,349
Mortgage servicing rights, carried at fair value	17,911	10,675
Other real estate owned and repossessed vehicles	6,782	6,408
Securities borrowed	619,088	222,368
Customer, broker-dealer and clearing receivables	369,815	220,266
Goodwill and other intangible assets—net	115,972	125,389
Other assets	432,031	380,024
TOTAL ASSETS	$14,265,565	$13,851,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$2,474,424	$1,936,661
Interest bearing	8,341,373	9,400,033
Total deposits	10,815,797	11,336,694
Advances from the Federal Home Loan Bank	353,500	242,500
Borrowings, subordinated notes and debentures	221,358	235,789
Securities loaned	728,988	255,945
Customer, broker-dealer and clearing payables	535,425	347,614
Accounts payable and accrued liabilities and other liabilities	209,561	202,512
Total liabilities	12,864,629	12,621,054
COMMITMENTS AND CONTINGENCIES (Note 18)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.01 par value; 1,000,000 shares authorized;
Series A—$10,000 stated value and liquidation preference per share; 0 shares issued and outstanding as of June 2021 and 515 shares issued and outstanding as of June 2020	—	5,063
Common stock—$0.01 par value; 150,000,000 shares authorized, 68,069,321 shares issued and 59,317,944 shares outstanding as of June 2021, 67,323,053 shares issued and 59,612,635 shares outstanding as of June 2020	681	673
Additional paid-in capital	432,550	411,873
Accumulated other comprehensive income (loss)—net of tax	2,507	(937)
Retained earnings	1,187,728	1,009,299
Treasury stock, at cost; 8,751,377 shares as of June 2021 and 7,710,418 shares as of June 2020	(222,530)	(195,125)
Total stockholders’ equity	1,400,936	1,230,846
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,265,565	$13,851,900

See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
(Dollars in thousands, except earnings per share)	2021	2020	2019
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$584,410	$582,748	$525,317
Securities borrowed and customer receivables	20,466	16,585	8,746
Investments	12,987	23,506	30,824
Total interest and dividend income	617,863	622,839	564,887
INTEREST EXPENSE:
Deposits	60,529	126,916	117,080
Advances from the Federal Home Loan Bank	4,672	11,988	32,834
Securities loaned	1,496	679	748
Other borrowings	12,424	5,645	5,620
Total interest expense	79,121	145,228	156,282
Net interest income	538,742	477,611	408,605
Provision for credit losses	23,750	42,200	27,350
Net interest income, after provision for credit losses	514,992	435,411	381,255
NON-INTEREST INCOME:
Realized gain on sale of securities	—	—	709
Other-than-temporary loss on securities:
Other-than-temporary loss on securities:	—	—	(1,666)
Less: Portion of other temporary impairment losses recognized in OCI	—	—	845
Change to net impairment losses recognized in earnings on securities	—	—	(821)
Total unrealized loss on securities	—	—	(821)
Prepayment penalty fee income	7,166	5,993	5,851
Gain on sale - other	491	6,871	6,160
Mortgage banking income	42,150	20,646	5,267
Broker-dealer fee income	26,317	23,210	11,737
Banking and service fees	29,137	46,267	53,854
Total non-interest income	105,261	102,987	82,757
NON-INTEREST EXPENSE:
Salaries and related costs	152,576	144,341	127,433
Data processing	40,719	30,671	24,150
Depreciation and amortization	24,124	24,443	16,471
Professional services	22,241	11,095	11,916
Advertising and promotional	14,212	14,523	14,710
Occupancy and equipment	13,402	12,059	8,571
Broker-dealer clearing charges	11,152	8,210	2,822
FDIC and regulatory fees	10,603	5,538	9,005
General and administrative expense	25,481	24,886	36,128
Total non-interest expense	314,510	275,766	251,206
INCOME BEFORE INCOME TAXES	305,743	262,632	212,806
INCOME TAXES	90,036	79,194	57,675
NET INCOME	$215,707	$183,438	$155,131
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$215,518	$183,129	$154,822
COMPREHENSIVE INCOME	$219,151	$182,485	$155,760
Basic earnings per share	$3.64	$3.01	$2.50
Diluted earnings per share	$3.56	$2.98	$2.48

See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30,
(Dollars in thousands)	2021	2020	2019
NET INCOME	$215,707	$183,438	$155,131
Net unrealized gain (loss) from available-for-sale securities, net of tax expense (benefit) of $1,495, $(381), and $562 for the years ended June 30, 2021, 2020 and 2019, respectively.	3,444	(953)	1,741
Other-than-temporary impairment on securities sold, reclassified in other comprehensive income, net of tax expense (benefit) of $0, $0, and $(251) for the years ended June 30, 2021, 2020 and 2019, respectively.	—	—	(594)
Reclassification of net (gain) loss from available-for-sale securities included in income, net of tax expense (benefit) of $0, $0, and $191 for the years ended June 30, 2021, 2020 and 2019, respectively.	—	—	(518)
Other comprehensive income (loss)	3,444	(953)	629
COMPREHENSIVE INCOME	$219,151	$182,485	$155,760
See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
Balance as of June 30, 2018	515	$5,063	65,796,060	(3,107,996)	62,688,064	$658	$366,515	$671,348	$(613)	$(82,458)	$960,513
Net income	—	—	—	—	—	—	—	155,131	—	—	155,131
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	629	—	629
Cash dividends on preferred stock	—	—	—	—	—	—	—	(309)	—	—	(309)
Purchase of treasury stock	—	—	—	(2,009,352)	(2,009,352)	—	—	—	—	(56,437)	(56,437)
Stock-based compensation expense and restricted stock unit vesting	—	—	767,862	(317,757)	450,105	8	23,430	—	—	(9,915)	13,523
Balance as of June 30, 2019	515	$5,063	66,563,922	(5,435,105)	61,128,817	$666	$389,945	$826,170	$16	$(148,810)	$1,073,050
Net income	—	—	—	—	—	—	—	183,438	—	—	183,438
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(953)	—	(953)
Cash dividends on preferred stock	—	—	—	—	—	—	—	(309)	—	—	(309)
Purchase of treasury stock	—	—	—	(1,970,464)	(1,970,464)	—	—	—	—	(38,858)	(38,858)
Stock-based compensation expense and restricted stock unit vesting	—	—	759,131	(304,849)	454,282	7	21,928	—	—	(7,457)	14,478
Balance as of June 30, 2020	515	$5,063	67,323,053	(7,710,418)	59,612,635	$673	$411,873	$1,009,299	$(937)	$(195,125)	$1,230,846
Cumulative effect of change in accounting principle net of tax, adoption of ASU No. 2016-13	—	—	—	—	—	—	—	(37,088)	—	—	(37,088)
Net income	—	—	—	—	—	—	—	215,707	—	—	215,707
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	3,444	—	3,444
Cash dividends on preferred stock	—	—	—	—	—	—	—	(103)	—	—	(103)
Preferred stock - Series A redemption	(515)	(5,063)	—	—	—	—	—	(87)	—	—	(5,150)
Purchase of treasury stock	—	—	—	(753,597)	(753,597)	—	—	—	—	(16,757)	(16,757)
Stock-based compensation expense and restricted stock unit vesting	—	—	746,268	(287,362)	458,906	8	20,677	—	—	(10,648)	10,037
Balance as of June 30, 2021	—	$—	68,069,321	(8,751,377)	59,317,944	$681	$432,550	$1,187,728	$2,507	$(222,530)	$1,400,936

See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(Dollars in thousands)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$215,707	$183,438	$155,131
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion and amortization on securities, net	(365)	291	(264)
Net accretion of discounts on loans	(7,050)	(35,493)	(30,176)
Amortization of borrowing costs	1,569	208	208
Amortization of operating lease right of use asset	10,598	10,543	—
Stock-based compensation expense	20,685	21,935	23,439
Trading activity	(1,878)	1,217	—
Net (gain) loss on sale of investment securities	—	—	(709)
Impairment charge on securities	—	—	821
Provision for credit losses	23,750	42,200	27,350
Broker-dealer reserve for bad debt	—	—	15,298
Deferred income taxes	(8,828)	(6,551)	(8,686)
Origination of loans held for sale	(1,608,700)	(1,601,579)	(1,471,906)
Unrealized (gain) loss on loans held for sale	1,469	(1,360)	(252)
Gain on sales of loans held for sale	(42,641)	(27,517)	(11,427)
Proceeds from sale of loans held for sale	1,671,515	1,614,379	1,481,911
Amortization and change in fair value of mortgage servicing rights	6,319	5,806	3,362
(Gain) loss on sale of other real estate and foreclosed assets	(201)	(449)	(283)
Depreciation and amortization	24,124	24,443	16,471
Net changes in assets and liabilities which provide (use) cash:
Securities borrowed	(396,720)	(77,662)	13,192
Customer, broker-dealer and clearing receivables	(149,549)	(17,074)	13,684
Other assets	(7,259)	(36,979)	(27,564)
Securities loaned	473,043	57,589	(4,685)
Customer, broker-dealer and clearing payables	187,811	109,010	(1,506)
Accounts payable and other liabilities	(817)	17,723	11,012
Net cash provided by operating activities	412,582	284,118	204,421
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(122,338)	(304,930)	(146,886)
Proceeds from sales of securities	—	—	15,863
Proceeds from repayment of securities	74,667	325,704	93,779
Purchase of stock of regulatory agencies	(305)	(55,870)	(204,206)
Proceeds from redemption of stock of regulatory agencies	920	55,536	203,611
Origination of loans held for investment	(5,761,303)	(6,573,568)	(6,756,832)
Proceeds from sale of loans held for investment	80,049	37,300	119,881
Mortgage warehouse loans activity, net	(139,806)	(172,319)	(126,491)
Purchases of loans, net of discounts and premiums	(3,619)	—	(11,525)
Principal repayments on loans	5,013,817	5,349,800	5,846,349
Proceeds from sales of other real estate owned and repossessed assets	1,586	2,241	2,202
Cash paid for deposit acquisition	—	—	(14,747)
Acquisition of business activity, net of cash paid	—	—	67,343
Purchases of furniture, equipment, software and intangibles	(10,437)	(12,333)	(20,082)
Net cash used in investing activities	(866,769)	(1,348,439)	(931,741)

	Year Ended June 30,
(Dollars in thousands)	2021	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(520,897)	2,353,521	997,823
Proceeds from the Federal Home Loan Bank term advances	—	65,000	—
Repayments of the Federal Home Loan Bank term advances	(70,000)	(55,000)	(147,500)
Net (repayment) proceeds of Federal Home Loan Bank other advances	181,000	(226,000)	149,000
Net (repayment) proceeds of other borrowings	14,700	(85,300)	21,700
Redemption of subordinated notes	(51,000)	—	—
Repayment of Paycheck Protection Program Liquidity Facility advances	(151,952)	—	—
Proceeds from Paycheck Protection Program Liquidity Facility advances	—	151,952	—
Tax payments related to settlement of restricted stock units	(10,648)	(7,457)	(9,916)
Repurchase of treasury stock	(16,757)	(38,858)	(56,437)
Redemption of preferred stock, Series A	(5,150)	—	—
Cash dividends paid on preferred stock	(103)	(386)	(232)
Payment of debt issuance costs	(2,748)	—	—
Proceeds from issuance of subordinated notes	175,000	—	7,400
Net cash provided by (used in) financing activities	(458,555)	2,157,472	961,838
NET CHANGE IN CASH AND CASH EQUIVALENTS	(912,742)	1,093,151	234,518
CASH AND CASH EQUIVALENTS—Beginning of year	$1,950,519	$857,368	$622,850
CASH AND CASH EQUIVALENTS—End of year	$1,037,777	$1,950,519	$857,368
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on interest-bearing liabilities	$77,995	$145,452	$152,756
Income taxes paid	92,506	80,430	64,117
Transfers to other real estate and repossessed vehicles	1,903	1,315	850
Transfers from loans held for investment to loans held for sale	71,136	141,849	106,911
Transfers from loans held for sale to loans held for investment	29,616	—	1,714
Loans held for investment sold, cash not received	—	61,029	—
Securities transferred from available-for-sale portfolio to other assets	70,751	17,482	—
Impact of adoption of ASC 326 on retained earnings	37,088	—	—
Operating lease liabilities for obtaining right of use assets	—	82,950	—
Preferred stock dividends declared but not paid	—	—	77

See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED June 30, 2021, 2020 AND 2019
1. ORGANIZATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation. The consolidated financial statements include the accounts of Axos Financial, Inc. (“Axos”) and its wholly owned subsidiaries, Axos Bank (the “Bank”) and Axos Nevada Holding, LLC (“Axos Nevada Holding” and collectively, the “Company”). Axos Nevada Holding, LLC wholly owns the companies constituting the Securities Business segment. All significant intercompany balances and transactions have been eliminated in consolidation.
Axos Financial, Inc. was incorporated in the State of Delaware on July 6, 1999 for the purpose of organizing and launching an internet-based savings bank. Axos Bank (the “Bank”), which opened for business over the internet on July 4, 2000, is subject to regulation and examination by the Office of the Comptroller of the Currency (“OCC”), its primary regulator. The Federal Deposit Insurance Corporation (“FDIC”) insures the Bank’s deposit accounts up to the maximum allowable amount. Axos Clearing LLC, a clearing broker dealer, is regulated by the SEC and FINRA. Axos Invest, a platform through which digital investment advisory services are offered to retail investors, is regulated by the SEC and FINRA.
Business. The Company provides banking and securities products and services to its customers through its online and low-cost distribution channels and affinity partners. The Bank’s deposit products are demand accounts, savings and money market accounts, and time deposits marketed to consumers and businesses located in all fifty states. The Bank’s lending products include residential single family mortgage, multifamily mortgage, and commercial mortgage loans. Additionally, the Bank also originates loans secured by commercial real estate properties (“CRE”), loans secured by commercial assets and non-bank lenders (Commercial & Industrial - Non-Real Estate), auto and unsecured loans and other loans. The Bank’s business is primarily concentrated in the State of California and is subject to the general economic conditions of that state. Securities products and services generate interest and fee income by providing comprehensive securities clearing services to introducing broker-dealers and registered investment advisor correspondents and digital investment advisory services to retail investors, respectively. On December 8, 2020, Emerald Financial Services, LLC, a subsidiary of H&R Block, terminated its Program Management Agreement with the Bank under its contractual Durbin event termination right. Under the Program Management Agreement, the Bank offered certain products to H&R Block customers.
Use of Estimates. In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, credit losses on available for sale debt securities and the fair value of certain financial instruments.
Revenue Recognition. On July 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers” and all subsequent amendments that modified ASU 2014-09 (collectively, “ASC 606”). ASC 606 provides that an entity shall recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASC 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain non-interest income streams, such as gain or loss associated with mortgage servicing rights, financial guarantees, derivatives and income from bank owned life insurance are not within the scope of the new guidance. Certain non-interest income, such as deposit service fees and broker-dealer clearing fees, is within the scope of ASC 606.
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
Contract Balances. A contract asset or receivable is recognized if the Company performs a service or transfers a good in advance of receiving consideration. A contract liability is recognized if the Company receives consideration (or has the unconditional right to receive consideration) in advance of performance. As of June 30, 2021 and 2020, respectively, the Company’s contract assets and liabilities were not considered material.
Contract Acquisition Costs. The Company uses the practical expedient to expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in less than one year.
Other. Income from bank owned life insurance is accounted for in accordance with ASC 325, Investments - Other. Lending related income includes fees earned from gains or losses on the sale of loans, SBA income, and letter of credit fees. Gains and losses on the sale of loans and SBA income are recognized pursuant to ASC 860, Transfers and Servicing. Fees related to standby letters of credit are accounted for in accordance with ASC 440, Commitments. Net gain or loss on sales / valuations of repossessed and other assets is presented as a component of non-interest expense but may also be presented as a component of non-interest income in the event that a net gain is recognized. Net gain or loss on sales of repossessed and other assets are accounted for in accordance with ASC 610, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets.
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

Gains and losses on securities sales are based on a comparison of sales proceeds and the amortized cost of the security sold using the specific identification method. Purchases and sales are recognized on the trade date. Interest income includes amortization of purchase premiums or discounts. Premiums and discounts on securities are amortized or accreted using the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates at the individual security level whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. The remaining change in fair value is recognized in other comprehensive income. Changes in the allowance for credit losses, if any, are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale investment security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
Loans. Loans that are held for investment are loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at the principal balance outstanding, net of unearned interest, deferred purchase premiums and discounts, deferred loan and lease origination fees and costs, and an allowance for credit loss - loans. Interest income is accrued on the unpaid principal balance. Premiums and discounts on loans purchased as well as loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method.
As a result of the change from adopting Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments” and all subsequent amendments that modified ASU 2016-13 (collectively, “ASC 326”) on July 1, 2020, the Company updated categorization of the loan portfolio.
Single Family - Mortgage & Warehouse. The Single Family Real Estate portfolio primarily consists of two loan types: single family mortgage loans and single family warehouse lines of credit. The single family mortgage loans consist of fixed-rate and adjustable-rate loans secured by one-to-four family residences located in the U.S. The Company’s lending policies generally limit the maximum LTV ratio on one-to-four family loans to 80% of the lesser of the appraised value or the purchase price, plus pledged collateral. Terms of maturity typically range from 15 to 30 years. The Company attempts to mitigate residential lending risks by adhering to its underwriting policies in evaluating the collateral and the credit-worthiness of the borrower. The Company also originates home equity lines of credit and second mortgage loans. Single family warehouse lines of credit consist of short-term, secured advances to mortgage bankers on a revolving basis. These facilities enable the mortgage originators to close loans in their own names and temporarily finance inventories of closed mortgage loans until they can be sold to an approved investor. The Company attempts to mitigate residential lending risks by adhering to its underwriting policies in evaluating the collateral and the credit-worthiness of the borrower. Mortgage loans aged on a mortgage banking customer’s line longer than 60 days are investigated by the Bank, which can require the borrower to pay down the line.
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
Commercial Real Estate. The Company originates loans across the U.S. secured by commercial real estate properties (“CRE”) under a variety of structures that it classifies as commercial real estate. A few examples are as follows: Commercial Bridge to Sale, Commercial Bridge to Construction, Commercial Bridge to Refinance and Acquisition, Development, and Construction. CRE Loans are originated to businesses secured by first liens on single family, multifamily, condominium, office, retail, mixed-use, hospitality, undeveloped or to-be-redeveloped land or small business loans. Repayment of CRE loans depends on the successful completion of the real estate transition project and permanent take-out. The Company attempts to mitigate risk by adhering to its underwriting policies in evaluating the collateral and the credit-worthiness of borrowers and guarantors.
Commercial & Industrial - Non-Real Estate (Non-RE). Comprising the majority of this portfolio are commercial and industrial non-real estate, asset-backed loans, lines of credit and term loans made to commercial borrowers secured by commercial assets, including, but not limited to, receivables, inventory and equipment. The Company typically reduces it exposure in these loans by entering into a structured facility, under which the Company takes a senior lien position collateralized by the underlying assets at advance rates well inside the collateral value. Commercial and industrial leases comprise the remainder of this portfolio and are primarily made based on the operating cash flows of the borrower or conversion of working capital assets to cash and secondarily on the underlying collateral provided by the borrower. The Company assesses whether each lease arrangement qualifies as a sale under ASC 606. The Company has determined that the equipment financing lease arrangements do not qualify as a sale as the buyer lessors do not obtain control of the assets in the Company’s ongoing sale leaseback arrangements. Therefore, the leased equipment is not capitalized on the balance sheet. Although commercial and industrial loans and leases are often collateralized directly or indirectly by equipment, inventory, accounts or loans receivable or other business assets, the liquidation of collateral in the event of a borrower default may be an insufficient source of repayment because accounts or loans receivable may be uncollectible and inventories and equipment may be obsolete or of limited use. The Company attempts to mitigate these risks through the structuring of these lending products, adhering to its underwriting policies in evaluating the management of the business and the credit-worthiness of borrowers and guarantors.
Auto and Consumer. This segment consists of the following distinct classes:
Auto. The Company originates prime loans to customers secured by new and used vehicles. The Company holds all of the auto loans originated and performs loan servicing functions for these loans. Auto loans carry a fixed interest rate and have terms that range from two to eight years. The Company attempts to mitigate auto lending risks by adhering to its underwriting policies in evaluating the collateral and the credit-worthiness of the borrower.
Consumer Unsecured Lending. The Company originates fixed rate unsecured loans to individual borrowers in all fifty states. Loans are normally in the range between $5,000 and $50,000 with terms that range between twelve and seventy-two months to well-qualified borrowers. The minimum credit score is 700. All applicants apply digitally and are required to supply proof of income, identity, and bank account documentation. The Company attempts to mitigate risks by using seasoned underwriters to review each loan, leveraging customer interviews and data analytics in the underwriting process.
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
The Company’s process for determining expected life-time credit losses entails a portfolio, model-based approach utilizing loan level detail and requires consideration of a broad range of relevant information relating to historical loss experience, current economic conditions and reasonable and supportable forecasts.
A credit loss is estimated for all loans. Consequently, the Company stratifies the full loan population into segments sharing similar characteristics to perform the evaluation of the credit loss collectively.
The Company defines a segment as the level at which the Company develops a systematic methodology to determine the allowance for credit losses. Additionally, the Company can further stratify loans of similar type, risk attributes and methods for monitoring credit risk. The Company categorizes the loan portfolio into six segments: Single Family - Mortgage & Warehouse, Multifamily and Commercial Mortgage, Commercial Real Estate, Commercial & Industrial - Non Real Estate, Auto & Consumer and Other. Refer to detail above within this Note under Loans.
The method for estimating expected life-time credit losses includes, among other things, the following main components: 1) The use of a probability of default (“PD”)/loss given default (“LGD”) model; 2) defining a number of economic scenarios across the benign to adverse spectrum; 3) a reasonable forecast period of 12 months for all loan segments; and 4) a reversion period of 18 months using a linear transition to historical loss rates for each loan pool. After the reversion period, the historical loss rate is applied over the remaining contractual life of loan. Reasonable forecast periods and reversion periods are subject to periodic review and may be adjusted based on the Company’s view of current economic conditions.
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
Specifically, Management reviews whether the model reflects the appropriate level of PD and LGD, given the macroeconomic forecasts used as compared to the Company’s loan portfolio. Management determines the adequacy of the allowance based on reviews of individual loans, recent loss experience, current economic conditions, expectations about future economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. If, based on Management’s evaluation, macroeconomic factors do not capture Management’s assumption regarding collateral values (LGD) and defaults (PD), Management will apply additional qualitative overlays to the loan portfolio. This evaluation is inherently subjective and requires estimates that are susceptible to significant revision as more information becomes available.

Prior to July 1, 2020, the entire allowance for credit losses for each portfolio class was a valuation allowance for probable losses existing in the loan portfolio. Under the prior methodology, the quantitative analysis determined was based on the Bank’s actual annual historic charge-off rates for the previous three fiscal years and applies the average historic rates to the outstanding loan and lease balances in each pool, the product of which is the general reserve amount. The qualitative analysis considered one or more of the following factors: changes in lending policies and procedures, changes in economic conditions, changes in the content of the portfolio, changes in lending management, changes in the volume of delinquency rates, changes to the scope of the loan and lease review system, changes in the underlying collateral of the loans and leases, changes in credit concentrations and any changes in the requirements to the credit loss calculations. When specific loan impairment analysis is performed under ASC 310-10, the impairment was either recorded as a charge-off to the loan allowance or, if such loan was a TDR, the impairment is recorded as a specific loan loss allowance.
Accrued Interest. Accrued interest receivable is excluded from amortized cost and is presented separately in “Other Assets” on the Consolidated Balance Sheets. Additionally, the Company does not estimate an allowance for credit losses on accrued interest receivable as the Company has a policy to charge off accrued interest deemed uncollectible in a timely manner. When a loan is placed on non-accrual status, which occurs when a borrower becomes delinquent by 90 days, interest previously accrued but not collected is reversed against current period interest income.
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
Loan Commitments. Loans commitments not unconditionally cancellable are subject to an estimate of credit loss under a current expected credit loss model. The Company’s process for determining the estimate of credit loss on loan commitments is the same as it is on loans. Refer to detail of Allowance on Credit Losses above. Allowance on Credit Losses of off-balance sheet commitments is presented separately in “Accounts payable and accrued liabilities and other liabilities” on the Consolidated Balance Sheets.
Leases. On July 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, “Leases” (ASC 842), using the modified retrospective transition approach. ASC 842 requires lessees to recognize operating leases on the balance sheet as right-of-use assets and lease liabilities based on the value of the discounted future lease payments. The Company elected to retain prior determinations of whether an existing contract contains a lease and how the lease should be classified. Upon adoption, the Company recognized right-of-use assets of $77.8 million and lease liabilities of $79.7 million.
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
Furniture, Equipment and Software. Fixed assets are stated at cost less accumulated depreciation and amortization computed primarily using the straight-line method over the estimated useful lives of the assets, which are three to seven years and recorded within depreciation and amortization expense which is a component of non-interest expense on the consolidated statements of income. Leasehold improvements are amortized over the lesser of the assets’ useful lives or the lease term. Furniture, equipment and software are included in the other assets line on the consolidated balance sheet.
Income Taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred income tax assets and liabilities are determined using the asset and liability method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. The Company records a valuation allowance when management believes it is more likely than not that deferred tax assets will not be realized. An income tax position will be recognized as a benefit only if it is more likely than not that it will be sustained upon IRS examination, based upon its technical merits. Once that status is met, the amount recorded will be the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.
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
Earnings per Common Share. Earnings per common share (“EPS”) are presented under two formats: basic EPS and diluted EPS. Basic EPS is computed by dividing the net income attributable to common stock (net income after deducting dividends on preferred stock) by the sum of the weighted-average number of common shares outstanding during the year and the unvested average of participating restricted stock units (“RSU”). Diluted EPS is computed by dividing the sum of net income attributable to common stock and dividends on diluted preferred stock by the sum of the weighted-average number of common shares outstanding during the year and the impact of dilutive potential common shares, such as nonparticipating RSUs, stock options and convertible preferred stock. On October 30, 2020, the Company redeemed all 515 outstanding shares of its Series A - 6% Cumulative Nonparticipating Perpetual Preferred Stock.
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
Stock-Based Compensation. Compensation cost is recognized for stock options and restricted stock unit awards issued to employees, based on the fair value of these awards at the date of grant. A Black–Scholes model is utilized to estimate fair value of the stock options, while market price of the Company’s common stock at the date of grant is used for restricted stock unit awards. The Company has certain share awards that include market conditions that affect vesting. The fair value of these awards is estimated using a Monte Carlo simulation. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with only a service condition that have a graded vesting schedule, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. For awards that contain a market condition and have a graded vesting schedule compensation cost is recognized using an accelerated attribution method over the requisite service period for the awards. The Company accounts for forfeitures by recognizing forfeitures when they occur.
Stock of Regulatory Agencies. The Bank is a member of the Federal Home Loan Bank (“FHLB”) system. Members are required to own a certain amount of FHLB stock based on the level of borrowings and other factors. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.

Axos Securities, LLC is a member of the Depository Trust & Clearing Corporation (“DTCC”), a financial services company providing clearing and settlement services to the financial markets. Members are required to own a certain amount of DTCC stock based on the clearing levels and other factors. DTCC stock is carried at fair value, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.
Low Income Housing Tax Credits (“LIHTC”). The Company invests as a limited partner in LIHTC partnerships that operate qualified affordable housing projects which generate tax benefits for investors through the realization of tax credits and deductions, which may be subject to recapture by taxing authorities if compliance requirements are not met. We amortize the investment in proportion to the allocated tax benefits using the proportional amortization method of accounting and record such benefits net of investment amortization in income taxes on the consolidated statements of income. The investment is included within other assets on the consolidated balance sheets.
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
Comprehensive Income. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale, which are also recognized as separate components of equity. The method for determining the cost basis of securities sold or reclassed out of other comprehensive income into earnings is based on the value of the specific security and any previously recognized gain or loss associated with that specific security.
Reclassification of Prior Year Presentation. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Parent Only Condensed Financial Information footnote, Consolidated Statements of Cash Flows for fiscal year ended June 30, 2020, to identify the amortization of operating lease right of use asset of $9.1 million. This change in classification does not affect previously reported cash flows from operating activities in the Parent Only Condensed Financial Information footnote, Consolidated Statements of Cash Flows.
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
As a result of the change from adopting ASC 326 on July 1, 2020, the Company updated categorization of the loan portfolio. For comparability purposes, certain reclassifications have been made to the presentation of loan categories as of June 30, 2020 and as of and for the year ended June 30, 2020 to conform with current presentation adopted under ASC 326. The Company reclassified its loan categories to align with the classes adopted for the measurement of credit losses under ASC 326. The reclassification had no impact on the total loan balances or the allowance for credit losses - loans.

Loans - Carrying Amount
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

Allowance for Credit Losses - Loans
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

Accounting Standards Issued But Not Yet Adopted
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and the subsequent January 2021 clarification ASU 2021-04, Reference Rate Reform (Topic 848)—Scope, provide guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying generally accepted accounting principles to contracts, hedging relationships, and other transactions impacted by reference rate reform. The provisions apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions are optional and are effective from March 12, 2020 through December 31, 2022. The Company is evaluating the impact on the Company’s consolidated financial statements, but it does not expect the adoption to have a material impact.
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
E*TRADE Advisor Services acquisition. On August 2, 2021, Axos Clearing closed its acquisition of E*TRADE Advisor Services (“EAS”), the registered investment advisor (“RIA”) custody business Morgan Stanley acquired in its acquisition of E*TRADE Financial Corporation in 2020. EAS has been rebranded Axos Advisor Services and operates as the RIA custody business within Axos Clearing. The $54.9 million cash purchase price was funded with existing capital.
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

The acquisition of COR Securities is accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid are recorded at estimated fair values on the Acquisition Date. The Company recorded goodwill of $35.5 million and an additional $20.1 million in intangible assets as of the Acquisition Date. Included in the professional services line of the statement of income for the fiscal year ended June 30, 2020, the Company recognized $0.4 million in transaction costs.
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
Securities—trading and available-for-sale. Trading securities are recorded at fair value. Available-for-sale securities are recorded at fair value and consist of mortgage-backed securities (“MBS”) issued by U.S. government-backed or government-sponsored enterprises including Fannie Mae, Freddie Mac and Ginnie Mae (“agency”), MBS issued by non-agencies, municipal securities as well as other Non-MBS securities. Fair value for agency securities and municipal securities are generally based on quoted market prices of similar securities used to form a dealer quote or a pricing matrix. There continues to be significant illiquidity in the market for MBS issued by non-agencies, impacting the availability and reliability of transparent pricing. As orderly quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying mortgage assets. The Company computes Level 3 fair values for each non-agency MBS in the same manner (as described below) whether available-for-sale or held-to-maturity.
To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by or decreased by the forecasted increase or decrease in the national home price appreciation (“HPA”) index. The largest factors influencing the

Company’s modeling of the monthly default rate are unemployment and HPA, as a strong correlation exists. The most updated unemployment rate reported in June 2021 was 5.9%. Consensus estimates for unemployment are that the rate will continue to decrease. The Company agrees with consensus estimates and thus is projecting lower monthly default rates. The Company projects that severities will continue to improve as HPA improves.
To determine the discount rates used to compute the present value of the expected cash flows for these non-agency MBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a lower FICO and less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for prime, Alt-A and Pay-option ARM non-agency MBS securities using market-participant assumptions for risk, capital and return on equity. The range of annual default rates used in the Company’s projections at June 30, 2021 are from 0.0% up to 5.6%. The range of loss severity rates applied to each default used in the Company’s projections at June 30, 2021 are from 0.0% up to 100.0% based upon individual bond historical performance. The default rates and the severities are projected for every non-agency MBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above. Based upon the actual performance of the underlying collateral, the securities’ credit enhancement will be impacted. The range of existing credit enhancement is from 0.0% to 93.4%, with a weighted average credit enhancement 18.4%. The Company applies its discount rates to the projected monthly cash flows, which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at June 30, 2021, the Company computed its discount rates as a spread between 274 and 720 basis points over the LIBOR Index using the LIBOR forward curve.
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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	June 30, 2021
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Municipal	$—	$1,983	$—	$1,983
Securities—Available-for-Sale:
Agency Debt[1]	$—	$—	$—	$—
Agency MBS[1]	—	23,913	—	23,913
Non-Agency MBS[2]	—	—	67,615	67,615
Municipal	—	3,565	—	3,565
Asset-backed securities and structured notes	—	92,242	—	92,242
Total—Securities—Available-for-Sale	$—	$119,720	$67,615	$187,335
Loans Held for Sale	$—	$29,768	$—	$29,768
Mortgage servicing rights	$—	$—	$17,911	$17,911
Other assets—Derivative instruments	$—	$—	$2,280	$2,280
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$75	$75

	June 30, 2020
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Collateralized Debt Obligations	$—	$105	$—	$105
Securities—Available-for-Sale:
Agency Debt[1]	—	1,799	—	1,799
Agency MBS[1]	$—	$16,826	$—	$16,826
Non-Agency MBS[2]	—	—	18,332	18,332
Municipal	—	10,400	—	10,400
Asset-backed securities and structured notes	—	140,270	—	140,270
Total—Securities—Available-for-Sale	$—	$169,295	$18,332	$187,627
Loans Held for Sale	$—	$51,995	$—	$51,995
Mortgage servicing rights	$—	$—	$10,675	$10,675
Other assets—Derivative Instruments	$—	$—	$9,131	$9,131
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$1,715	$1,715
1Includes securities guaranteed by Ginnie Mae, a U.S. government agency, and the government sponsored enterprises Fannie Mae and Freddie Mac.
2Private sponsors of securities collateralized primarily by first - lien mortgage loans on commercial properties or by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by Alt-A or pay-option ARM mortgages.

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Year Ended June 30, 2021
(Dollars in thousands)	Securities- Available-for- Sale: Non- Agency MBS	Mortgage Servicing Rights[1]	Derivative Instruments, net	Total
Assets:
Opening Balance	$18,332	$10,675	$7,416	$36,423
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses for the period:
Included in earnings—Mortgage banking income	—	(6,319)	(5,211)	(11,530)
Included in other comprehensive income	2,289	—	—	2,289
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	49,245	13,555	—	62,800
Issues	—	—	—	—
Sales	—	—	—	—
Settlements	(2,251)	—	—	(2,251)
Closing balance	$67,615	$17,911	$2,205	$87,731
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(6,319)	$(5,211)	$(11,530)

	Year Ended June 30, 2020
(Dollars in thousands)	Securities- Available-for- Sale: Non- Agency MBS	Mortgage Servicing Rights[1]	Derivative Instruments, net	Total
Assets:
Opening Balance	$13,025	$9,784	$1,246	$24,055
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses for the period:
Included in earnings—Mortgage banking income	—	(5,806)	6,170	364
Included in other comprehensive income	617	—	—	617
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	7,000	6,697	—	13,697
Issues	—	—	—	—
Sales	—	—	—	—
Settlements	(2,310)	—	—	(2,310)
Closing balance	$18,332	$10,675	$7,416	$36,423
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(5,806)	$6,170	$364
1 Additions to mortgage servicing rights were retained upon sale of loans held for sale.
The table below summarizes the quantitative information about Level 3 fair value measurements as of the dates indicated:

	June 30, 2021
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Securities – Non-agency MBS	$67,615	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	0.0 to 25.0% (2.7%) 0.0 to 5.6% (0.6%) 0.0 to 100.0% (19.4%) 2.7 to 7.2% (3.1%)
Mortgage Servicing Rights	$17,911	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	7.5 to 37.4% (11.5%) 1.7 to 7.5 (6.4) 9.5 to 13.0% (9.6%)
Derivative Instruments	$2,205	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.2 to 0.5% (0.3%)

	June 30, 2020
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Securities – Non-agency MBS	$18,332	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	2.5 to 47.9% (26.1%) 0.5 to 4.5% (2.0%) 35.0 to 68.4% (50.1%) 2.9 to 9.4% (5.0%)
Mortgage Servicing Rights	$10,675	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	4.7 to 39.6% (11.4%) 1.6 to 7.7 (6.2) 9.5 to 14.0% (9.8%)
Derivative Instruments	$7,416	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	(0.3) to 0.8% (0.2%)
The significant unobservable inputs used in the fair value measurement of the Company’s mortgage-backed securities are projected prepayment rates, probability of default, and projected loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the projected loss severity and a directionally opposite change in the assumption used for projected prepayment rates.

The table below summarizes the fair value of assets measured for impairment on a non-recurring basis:

	June 30, 2021
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$6,547	$6,547
Autos & RVs	—	—	235	235
Total	$—	$—	$6,782	$6,782

	June 30, 2020
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$6,114	$6,114
Autos & RVs	—	—	294	294
Total	$—	$—	$6,408	$6,408
Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $6.8 million after charge-offs of $0.1 million at June 30, 2021. Our other real estate owned and foreclosed assets had a net carrying amount was $6.4 million after charge-offs of $1.4 million during the year ended June 30, 2020.

The aggregate fair value, contractual balance (including accrued interest), and unrealized gain for loans held for sale was as follows:

	At June 30,
(Dollars in thousands)	2021	2020	2019
Aggregate fair value	$29,768	$51,995	$33,260
Contractual balance	28,940	49,700	32,342
Unrealized gain	$828	$2,295	$918
The total amount of gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	At June 30,
(Dollars in thousands)	2021	2020	2019
Interest income	$1,411	$1,113	$1,006
Change in fair value	(6,680)	7,531	544
Total	$(5,269)	$8,644	$1,550

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	June 30, 2021
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Other real estate owned and foreclosed assets:
Single family real estate	$6,547	Sales comparison approach	Adjustment for differences between the comparable sales	(1.5) to 6.1% (2.0%)
Autos and RVs	$235	Sales comparison approach	Adjustment for differences between the comparable sales	(2.1) to 14.7% ((2.1)%)
1 For other real estate owned and foreclosed assets, the ranges shown may vary positively or negatively based on the comparable sales reported in the current appraisal. In certain instances, the range can be significant due to small sample sizes and in some cases the property being valued having limited comparable sales with similar characteristics at the time the current appraisal is conducted.

	June 30, 2020
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Other real estate owned and foreclosed assets:
Single family real estate	$6,114	Sales comparison approach	Adjustment for differences between the comparable sales	18.7 to 18.7% (18.7%)
Autos & RVs	$294	Sales comparison approach	Adjustment for differences between the comparable sales	(24.6) to 44.2% (2.8%)
1 For other real estate owned and foreclosed assets, the ranges shown may vary positively or negatively based on the comparable sales reported in the current appraisal. In certain instances, the range can be significant due to small sample sizes and in some cases the property being valued having limited comparable sales with similar characteristics at the time the current appraisal is conducted.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount and estimated fair values of financial instruments at year-end were as follows:

	June 30, 2021
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash, cash equivalents, cash segregated, and federal funds sold	$1,037,777	$1,037,777	$—	$—	$1,037,777
Securities trading	1,983	—	1,983	—	1,983
Securities available-for-sale	187,335	—	119,720	67,615	187,335
Loans held for sale, at fair value	29,768	—	29,768	—	29,768
Loans held for sale, at lower of cost or fair value	12,294	—	—	12,336	12,336
Loans and leases held for investment—net	11,414,814	—	—	11,833,102	11,833,102
Securities borrowed	619,088	—	—	619,274	619,274
Customer, broker-dealer and clearing receivables	369,815	—	—	369,815	369,815
Mortgage servicing rights	17,911	—	—	17,911	17,911
Financial liabilities:
Total deposits	10,815,797	—	10,297,450	—	10,297,450
Advances from the Federal Home Loan Bank	353,500	—	353,500	—	353,500
Borrowings, subordinated notes and debentures	221,358	—	210,196	—	210,196
Securities loaned	728,988	—	—	731,467	731,467
Customer, broker-dealer and clearing payables	535,425	—	—	535,425	535,425

	June 30, 2020
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash, cash equivalents, cash segregated, and federal funds sold	$1,950,519	$1,950,519	$—	$—	$1,950,519
Securities trading	105	—	105	—	105
Securities available-for-sale	187,627	—	169,295	18,332	187,627
Loans held for sale, at fair value	51,995	—	51,995	—	51,995
Loans held for sale, at lower of cost or fair value	44,565	—	—	44,625	44,625
Loans and leases held for investment—net	10,631,349	—	—	11,138,255	11,138,255
Securities borrowed	222,368	—	—	222,613	222,613
Customer, broker-dealer and clearing receivables	220,266	—	—	220,464	220,464
Mortgage servicing rights	10,675	—	—	10,675	10,675
Financial liabilities:
Total deposits	11,336,694	—	11,088,447	—	11,088,447
Advances from the Federal Home Loan Bank	242,500	—	254,114	—	254,114
Borrowings, subordinated notes and debentures	235,789	—	234,445	—	234,445
Securities loaned	255,945	—	—	256,790	256,790
Customer, broker-dealer and clearing payables	347,614	—	—	347,614	347,614
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

4. SECURITIES
The amortized cost, carrying amount and fair value for the securities available-for-sale for the following periods were:

	June 30, 2021
	Trading	Available-for-sale
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
Agencies[1]	$—	$23,639	$420	$(146)	$23,913
Non-agency[2]	—	65,174	2,862	(421)	67,615
Total mortgage-backed securities	—	88,813	3,282	(567)	91,528
Non-MBS:
Municipal	1,983	3,466	99	—	3,565
Asset-backed securities and structured notes	—	90,549	1,693	—	92,242
Total Non-MBS	1,983	94,015	1,792	—	95,807
Total debt securities	$1,983	$182,828	$5,074	$(567)	$187,335

	June 30, 2020
	Trading	Available-for-sale
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
Agencies[1]	$—	$16,192	$634	$—	$16,826
Non-agency[2]	—	18,180	1,024	(872)	18,332
Total mortgage-backed securities	—	34,372	1,658	(872)	35,158
Non-MBS:
Agencies[1]	—	1,799	—	—	1,799
Municipal	105	10,550	44	(194)	10,400
Asset-backed securities and structured notes	—	141,338	1	(1,069)	140,270
Total Non-MBS	105	153,687	45	(1,263)	152,469
Total debt securities	$105	$188,059	$1,703	$(2,135)	$187,627
1 Includes securities guaranteed by Ginnie Mae, a U.S. government agency, and the government sponsored enterprises Fannie Mae and Freddie Mac.
2 Private sponsors of securities collateralized primarily by first-lien mortgage loans on commercial properties or by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by prime, Alt-A or pay-option ARM mortgages.
The Company’s non-agency MBS available-for-sale portfolio with a total fair value of $67.6 million at June 30, 2021 consists of fifteen different issues of senior and super senior securities.
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
The face amounts of debt securities available-for-sale that were pledged to secure borrowings at June 30, 2021 and 2020 were $1.4 million and $3.5 million respectively.

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2021
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
Agencies	$10,001	$(146)	$—	$—	$10,001	$(146)
Non-agency	—	—	6,018	(421)	6,018	(421)
Total MBS securities	10,001	(146)	6,018	(421)	16,019	(567)
Non-MBS:
Municipal debt	—	—	—	—	—	—
Asset-backed securities and structured notes	—	—	—	—	—	—
Total Non-MBS	—	—	—	—	—	—
Total debt securities	$10,001	$(146)	$6,018	$(421)	$16,019	$(567)

	June 30, 2020
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
Agencies	$85	$—	$—	$—	$85	$—
Non-agency	—	—	6,978	(872)	6,978	(872)
Total MBS securities	85	—	6,978	(872)	7,063	(872)
Non-MBS:
Municipal debt	—	—	2,002	(194)	2,002	(194)
Asset-backed securities and structured notes	139,883	(1,069)	—	—	139,883	(1,069)
Total Non-MBS	139,883	(1,069)	2,002	(194)	141,885	(1,263)
Total debt securities	$139,968	$(1,069)	$8,980	$(1,066)	$148,948	$(2,135)
    There were seven securities that were in a continuous loss position at June 30, 2021 for a period of more than 12 months. There were seven securities that were in a continuous loss position at June 30, 2021 for a period of less than 12 months. There were ten securities that were in a continuous loss position at June 30, 2020 for a period of more than 12 months. There were four securities that were in a continuous loss position at June 30, 2020 for a period of less than 12 months.

During the fiscal years ended June 30, 2021 and 2020, there were no sales of securities.
The gross gains and losses realized through earnings upon the sale of available-for-sale securities were as follows:

	At June 30,
(Dollars in thousands)	2021	2020	2019
Proceeds	$—	$—	$15,863
Gross realized gains	$—	$—	$842
Gross realized loss	—	—	(133)
Net gain on securities	$—	$—	$709
The Company records unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

	At June 30,
(Dollars in thousands)	2021	2020
Available-for-sale debt securities—net unrealized gains	$4,507	$(432)
Available-for-sale debt securities—non-credit related	(845)	(845)
Subtotal	3,662	(1,277)
Tax (provision) benefit	(1,155)	340
Net unrealized gain (loss) on investment securities in accumulated other comprehensive loss	$2,507	$(937)

5. LOANS & ALLOWANCE FOR CREDIT LOSSES-LOANS
In conjunction with the adoption of ASC 326 on July 1, 2020, the Company updated categorization of the loan portfolio. The Company categorizes the loan portfolio into six segments: Single Family - Mortgage & Warehouse, Multifamily and Commercial Mortgage, Commercial Real Estate, Commercial & Industrial - Non Real Estate, Auto & Consumer and Other (for further detail of the change in accounting principle and detail of the segments and classes within of the Company’s loan portfolio, refer to Note 1 - “Summary of Significant Accounting Policies”).
The following table sets forth the composition of the loan portfolio as of the dates indicated:

	At June 30,
(Dollars in thousands)	2021	2020
Single Family - Mortgage & Warehouse	$4,359,472	$4,722,304
Multifamily and Commercial Mortgage	2,470,454	2,263,054
Commercial Real Estate	3,180,453	2,297,920
Commercial & Industrial - Non-RE	1,123,869	885,320
Auto & Consumer	362,180	341,365
Other	58,316	193,479
Total gross loans	11,554,744	10,703,442
Allowance for credit losses - loans	(132,958)	(75,807)
Unaccreted premiums (discounts) and loan fees	(6,972)	3,714
Total net loans	$11,414,814	$10,631,349
The following table summarizes activity in the allowance for credit losses - loans for the periods indicated:

	At June 30,
(Dollars in thousands)	2021	2020	2019
Balance—beginning of period	$75,807	$57,085	$49,151
Effect of Adoption of ASC 326	47,300	—	—
Provision for loan and lease loss	23,750	42,200	27,350
Charged off	(16,558)	(25,833)	(19,663)
Transfers to held for sale	—	—	(2,356)
Recoveries	2,659	2,355	2,603
Balance—end of period	$132,958	$75,807	$57,085
Loans held for investment transferred to loans held for sale classification are carried at the lower of cost or fair value. At the time of transfer into the held for sale classification, any amount by which cost exceeds fair value is accounted for as a charge against the allowance for loan and lease losses, shown in the transfers to held for sale in the table above.
In the ordinary course of business, the Company has granted related party loans collateralized by real property to certain executive officers, directors and their affiliates. There were one and five refinances of related party loans in the amounts of $1.4 million and $8.5 million during the fiscal years ended June 30, 2021 and 2020, respectively. During the fiscal year ended June 30, 2021, the Company originated four new related party loans in the amount of $10.0 million. Total principal payments on related party loans were $7.0 million and $7.9 million during the years ended June 30, 2021 and 2020, respectively. At June 30, 2021 and 2020, these loans amounted to $23.8 million and $14.5 million, respectively, and are included in loans held for investment. Interest earned on these loans was $0.1 million and $0.2 million during the years ended June 30, 2021 and 2020, respectively.
The Company’s loan portfolio consists of approximately 14.9% fixed interest rate loans and 85.1% adjustable interest rate loans as of June 30, 2021. The Company’s adjustable rate loans are generally based upon indices using U.S. Treasury rates, LIBOR and Eleventh District Cost of Funds.
At June 30, 2021 and 2020, portfolio loans serviced by others were $44.7 million, or 0.39%, and $49.4 million, or 0.46%, respectively, of the loan portfolio.
As of June 30, 2021, the Company had $1,074.3 million of interest only loans and $0.9 million of option adjustable-rate mortgage loans. Through June 30, 2021, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.

The following tables summarize activity in the allowance for credit losses -loans by portfolio classes for the periods indicated:

	June 30, 2021
(Dollars in thousands)	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at July 1, 2020	$25,899	$4,719	$21,052	$9,954	$9,462	$4,721	$75,807
Effect of Adoption of ASC 326	6,318	7,408	25,893	7,042	610	29	47,300
Provision for credit losses - loans	(3,242)	1,196	11,238	14,251	(1,354)	1,661	23,750
Charge-offs	(2,502)	(177)	(255)	(2,833)	(3,517)	(7,274)	(16,558)
Recoveries	131	—	—	46	1,318	1,164	2,659
Balance at June 30, 2021	$26,604	$13,146	$57,928	$28,460	$6,519	$301	$132,958

	June 30, 2020
(Dollars in thousands)	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at July 1, 2019	$22,290	$3,807	$14,632	$9,544	$6,339	$473	$57,085
Provision for credit losses - loans	3,546	793	6,420	4,542	7,429	19,470	42,200
Charge-offs	(203)	—	—	(4,132)	(5,047)	(16,451)	(25,833)
Recoveries	266	119	—	—	741	1,229	2,355
Balance at June 30, 2020	$25,899	$4,719	$21,052	$9,954	$9,462	$4,721	$75,807

	June 30, 2019
(Dollars in thousands)	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at July 1, 2018	$20,905	$4,054	$9,202	$10,438	$4,127	$425	$49,151
Provision for credit losses - loans	1,777	(356)	5,430	255	5,731	14,513	27,350
Charge-offs	(799)	—	—	(1,149)	(3,752)	(13,963)	(19,663)
Transfers to held for sale	—	—	—	—	—	(2,356)	(2,356)
Recoveries	407	109	—	—	233	1,854	2,603
Balance at June 30, 2019	$22,290	$3,807	$14,632	$9,544	$6,339	$473	$57,085

Credit Quality Disclosure. Nonaccrual loans consisted of the following as of the dates indicated:

	As of June 30, 2021
(Dollars in thousands)	With Allowance	With No Allowance	Total
Single Family - Mortgage & Warehouse	$45,951	$59,757	$105,708
Multifamily and Commercial Mortgage	2,916	17,512	20,428
Commercial Real Estate	15,839	—	15,839
Commercial & Industrial - Non-RE	2,942	—	2,942
Auto & Consumer	230	48	278
Total nonaccrual loans	$67,878	$77,317	$145,195
Nonaccrual loans to total loans			1.26%

Approximately 0.55% of our nonaccrual loans at June 30, 2021 were considered TDRs, compared to 0.34% at June 30, 2020. Borrowers who make timely payments after TDRs are considered non-performing for at least six months. Generally, after six months of timely payments, those TDRs are reclassified from the nonaccrual loan and lease category to performing and return to accrual status. Approximately 72.80% of the Bank’s nonaccrual loans are single family first mortgages.

The following tables provide the outstanding unpaid balance of loans and leases that are performing and nonaccrual by portfolio class as of the dates indicated:

	June 30, 2021
(Dollars in thousands)	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Performing	$4,253,764	$2,450,026	$3,164,614	$1,120,927	$361,902	$58,316	$11,409,549
Nonaccrual	105,708	20,428	15,839	2,942	278	—	145,195
Total	$4,359,472	$2,470,454	$3,180,453	$1,123,869	$362,180	$58,316	$11,554,744

	June 30, 2020
(Dollars in thousands)	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Performing	$4,638,274	$2,259,629	$2,297,920	$885,107	$341,092	$193,479	$10,615,501
Nonaccrual	84,030	3,425	—	213	273	—	87,941
Total	$4,722,304	$2,263,054	$2,297,920	$885,320	$341,365	$193,479	$10,703,442

Interest recognized on performing loans temporarily modified as TDRs was $0, $0, and $0 for the years ended June 30, 2021, 2020 and 2019 respectively. The average balances of nonaccrual loans was $142.0 million, $60.6 million and $39.5 million for the years ended June 30, 2021, 2020 and 2019, respectively. There was no amount in performing TDRs for each of the years ended June 30, 2021, 2020 and 2019. There was no interest income recognized on non-accrual loans for the years ended June 30, 2021, 2020 and 2019.
The Company had no TDRs classified as performing loans at June 30, 2021 or 2020.
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

The amortized cost basis by fiscal year of origination and credit quality indicator of the Company’s loan and leases as of June 30, 2021 was as follows:

	Loans Held for Investment Origination Year						Revolving Loans	Revolving Loans Converted to Loans HFI	Total
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior
Single Family-Mortgage & Warehouse
Pass	$962,787	$726,941	$492,421	$470,287	$351,274	$576,197	$585,785	$—	$4,165,692
Special Mention	79	9,972	7,102	4,093	6,434	18,347	28,339	—	74,366
Substandard	—	32,363	16,386	17,624	15,032	38,009	—	—	119,414
Doubtful	—	—	—	—	—	—	—	—	—
Total	962,866	769,276	515,909	492,004	372,740	632,553	614,124	—	4,359,472
Multifamily and Commercial Mortgage
Pass	636,870	571,530	357,900	288,698	195,257	340,553	—	—	2,390,808
Special Mention	—	26,224	18,132	855	1,321	1,409	—	—	47,941
Substandard	4,947	12,123	1,068	10,554	1,236	1,777	—	—	31,705
Doubtful	—	—	—	—	—	—	—	—	—
Total	641,817	609,877	377,100	300,107	197,814	343,739	—	—	2,470,454
Commercial Real Estate
Pass	1,335,963	946,723	430,513	114,979	—	63,750	184,219	—	3,076,147
Special Mention	—	9,359	15,487	—	—	—	1,993	—	26,839
Substandard	—	24,842	36,786	15,839	—	—	—	—	77,467
Doubtful	—	—	—	—	—	—	—	—	—
Total	1,335,963	980,924	482,786	130,818	—	63,750	186,212	—	3,180,453
Commercial & Industrial - Non-RE
Pass	45,396	80,139	16,842	24,210	8,679	—	927,449	—	1,102,715
Special Mention	—	11,693	262	2,197	—	—	—	—	14,152
Substandard	2,989	733	2,942	338	—	—	—	—	7,002
Doubtful	—	—	—	—	—	—	—	—	—
Total	48,385	92,565	20,046	26,745	8,679	—	927,449	—	1,123,869
Auto & Consumer
Pass	156,391	78,641	70,071	32,725	15,885	7,410	—	—	361,123
Special Mention	30	144	62	—	—	31	—	—	267
Substandard	61	181	396	59	76	17	—	—	790
Doubtful	—	—	—	—	—	—	—	—	—
Total	156,482	78,966	70,529	32,784	15,961	7,458	—	—	362,180
Other
Pass	17,078	37,909	—	1,663	649	1,017	—	—	58,316
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	17,078	37,909	—	1,663	649	1,017	—	—	58,316
Total
Pass	3,154,485	2,441,883	1,367,747	932,562	571,744	988,927	1,697,453	—	11,154,801
Special Mention	109	57,392	41,045	7,145	7,755	19,787	30,332	—	163,565
Substandard	7,997	70,242	57,578	44,414	16,344	39,803	—	—	236,378
Doubtful	—	—	—	—	—	—	—	—	—
Total	$3,162,591	$2,569,517	$1,466,370	$984,121	$595,843	$1,048,517	$1,727,785	$—	$11,554,744
As a % of total gross loans and leases	27.37%	22.24%	12.69%	8.52%	5.16%	9.07%	14.95%	—%	100.0%

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
The Company has taken proactive measures to manage loans that became delinquent during the recent economic downturn as a result of the COVID-19 pandemic. As of June 30, 2021, the Company provided no forbearance nor deferrals of payment obligations on any single family, multifamily and commercial mortgage loans, warehouse loans and commercial real estate loans. Deferrals totaling $0.9 million of auto and consumer loans were granted during the fiscal year ended June 30, 2021.

The following tables provide the outstanding unpaid balance of loans and leases that are past due 30 days or more by portfolio class as of the dates indicated:

	June 30, 2021
(Dollars in thousands)	30-59 Days	60-89 Days	90+ Days	Total
Single Family-Mortgage & Warehouse	$24,150	$46,552	$69,169	$139,871
Multifamily and Commercial Mortgage	7,991	1,816	12,122	21,929
Commercial Real Estate	36,786	—	—	36,786
Commercial & Industrial - Non-RE	—	—	2,960	2,960
Auto & Consumer	601	306	235	1,142
Other	—	—	—	—
Total	$69,528	$48,674	$84,486	$202,688
As a % of gross loans and leases	0.60%	0.42%	0.73%	1.75%

	June 30, 2020
(Dollars in thousands)	30-59 Days	60-89 Days	90+ Days	Total
Single Family-Mortgage & Warehouse	$17,931	$23,115	$66,813	$107,859
Multifamily and Commercial Mortgage	7,744	5,287	—	13,031
Commercial Real Estate	—	—	—	—
Commercial & Industrial - Non-RE	—	—	—	—
Auto & Consumer	973	166	326	1,465
Other	—	—	—	—
Total	$26,648	$28,568	$67,139	$122,355
As a % of gross loans and leases	0.25%	0.27%	0.63%	1.13%

Allowance for Credit Losses
The allowance for credit losses is the sum of the allowance for credit losses - loans and the unfunded loan commitment liabilities. Unfunded loan commitment liabilities are included in “Accounts payable, accrued liabilities and other liabilities” in the Consolidated Balance Sheets. Provisions for the unfunded loan commitments are included in Consolidated Statements of Income in “General and administrative expenses”.
The following tables present a summary of the activity in the allowance for credit losses for the periods indicated:

	For the Year Ended June 30, 2021
(Dollars in thousands)	Allowance for Credit Losses - Loans	Unfunded Loan Commitment Liabilities	Total Allowance for Credit Losses
Balance at July 1, 2020	$75,807	$323	$76,130
Effect of Adoption of ASC 326	47,300	5,700	53,000
Provision for Credit Losses	23,750	(300)	23,450
Charge-offs	(16,558)	—	(16,558)
Recoveries	2,659	—	2,659
Balance at June 30, 2021	$132,958	$5,723	$138,681

	For the Year Ended June 30, 2020
(Dollars in thousands)	Allowance for Credit Losses - Loans	Unfunded Loan Commitment Liabilities	Total Allowance for Credit Losses
Balance at July 1, 2019	$57,085	$227	$57,312
Provision for Credit Losses	42,200	96	42,296
Charge-offs	(25,833)	—	(25,833)
Recoveries	2,355	—	2,355
Balance at June 30, 2020	$75,807	$323	$76,130

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
The following table presents information about the offsetting of these instruments and related collateral amounts as of:

	June 30, 2021
(Dollars in thousands)	Gross Assets / Liabilities	Amounts Offset	Net Balance Sheet Amount	Financial Collateral	Net Assets / Liabilities
Assets:
Securities borrowed	$619,088	$—	$619,088	$619,088	$—
Liabilities:
Securities loaned	$728,988	$—	$728,988	$728,988	$—

	June 30, 2020
(Dollars in thousands)	Gross Assets / Liabilities	Amounts Offset	Net Balance Sheet Amount	Financial Collateral	Net Assets / Liabilities
Assets:
Securities borrowed	$222,368	$—	$222,368	$222,368	$—
Liabilities:
Securities loaned	$255,945	$—	$255,945	$255,945	$—
The securities loaned transactions represent equities with an overnight and open maturity classification.

7.    CUSTOMER, BROKER-DEALER AND CLEARING RECEIVABLES AND PAYABLES
Customer, broker-dealer and clearing receivables and payables consisted of the following at June 30, 2021:

	At June 30,
(Dollars in thousands)	2021	2020
Receivables:
Customers	$326,176	$211,386
Broker-dealer and clearing organizations:
Receivable from broker-dealers	38,887	6,782
Securities failed to deliver	4,752	2,098
Total customer, broker-dealer and clearing receivables	$369,815	$220,266

Payables:
Customers	$497,098	$324,628
Broker-dealer and clearing organizations:
Payable to broker-dealers	31,203	20,382
Securities failed to receive	7,124	2,604
Total customer, broker-dealer and clearing payables	$535,425	$347,614
.

8. FURNITURE, EQUIPMENT AND SOFTWARE
A summary of the cost and accumulated depreciation and amortization for leasehold improvements, furniture, equipment and software is as follows:

	At June 30,
(Dollars in thousands)	2021	2020
Leasehold improvements	$5,556	$5,434
Furniture and fixtures	7,793	7,749
Computer hardware and equipment	24,396	22,932
Software	60,086	51,554
Total	97,831	87,669
Less accumulated depreciation and amortization	(71,535)	(57,105)
Furniture, equipment and software—net[1]	$26,296	$30,564
1Furniture, equipment and software are included in the other assets line on the consolidated balance sheet.
Depreciation and amortization expense in respect of leasehold improvements, furniture, equipment and software for the years ended June 30, 2021, 2020 and 2019 was $14.4 million, $14.9 million and $11.7 million, respectively.

9. GOODWILL AND INTANGIBLE ASSETS
    Management has evaluated and continues to monitor all key factors impacting the carrying value of the Company’s recorded goodwill and long-lived assets. Adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in material non-cash impairment charges in the future. Management performed impairment testing at the reporting unit level and there was no impairment identified for the fiscal years ended June 30, 2021 and June 30, 2020. There were no changes to goodwill in the year ended June 30, 2020 and the year ended June 30, 2021.

The following table summarizes the activity in the Company’s goodwill balance as of the dates indicated:

(Dollars in thousands)	Total
Balance as of July 1, 2019	$71,222
Goodwill from acquisitions	—
Balance as of July 1, 2020	71,222
Goodwill from acquisitions	—
Balance as of June 30, 2021	$71,222

The Company’s acquired intangible assets are summarized as follows as of the dates indicated:

	June 30, 2021			June 30, 2020
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Covenant not to compete	$930	$756	$174	$930	$523	$407
Customer relationships	31,310	7,110	24,200	31,310	4,498	26,812
Customer deposit intangible	13,545	5,829	7,716	13,545	3,756	9,789
Developed technologies	23,050	10,769	12,281	23,050	5,963	17,087
Trademark	378	—	378	—	—	—
Trade name	290	290	—	290	218	72
Total intangible assets	$69,503	$24,754	$44,749	$69,125	$14,958	$54,167

    The weighted-average useful lives of intangible assets at the time of acquisition were as follows:

Weighted-Average Useful Lives (Years)
Covenant not to compete	4
Customer relationships	12
Customer deposit intangible	10
Developed technologies	5
Trade name	3

    The amortization expense for intangible assets that are subject to amortization was $9.8 million and $9.5 million for the years ended June 30, 2021 and 2020, respectively. Each intangible asset subject to amortization is amortized using the straight-line method over the estimated useful life of the asset. Estimated future amortization expense related to finite-lived intangible assets at June 30, 2021 is as follows:

(Dollars in thousands)	Amortization Expense
For the fiscal year ending June 30,
2022	$8,441
2023	8,020
2024	7,551
2025	4,061
2026	2,927
Thereafter	13,371
Total	$44,371

10.    LEASES
The Company leases office space under operating lease agreements scheduled to expire at various dates. Operating lease expense for the years ended June 30, 2021, 2020 and 2019 was $10.6 million, $10.5 million and $7.8 million, respectively.
Supplemental balance sheet information related to leases as of June 30, 2021 was as follows:

	Years End June 30,
(Dollars in thousands)	2021	2020
Operating lease right-of-use assets	$64,077	$73,014
Operating lease liabilities	70,119	76,827
Weighted-average remaining lease term:
Operating leases	8.30 years	9.12 years
Weighted-average discount rate:
Operating leases	2.90%	2.90%

Maturities of Operating Lease Liabilities. The Company leases office space under operating lease agreements scheduled to expire at various dates. The following table represents maturities of lease liabilities as of June 30, 2021:

(Dollars in thousands)
Within one year	$9,548
After one year and within two years	9,820
After two years and within three years	9,422
After three years and within four years	8,791
After four years and within five years	8,031
After five years	33,937
Total lease payments	79,549
Less: amount representing interest	(9,430)
Total Lease Liability	$70,119

As of June 30, 2021, the Company is in compliance with all covenants contained in lease agreements.

11. DEPOSITS
Deposit accounts are summarized as follows:

	At June 30,
	2021		2020
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$2,474,424	—%	$1,936,661	—%
Interest bearing:
Demand	3,369,845	0.15%	3,456,127	0.37%
Savings	3,458,687	0.21%	3,697,188	0.78%
	6,828,532	0.18%	7,153,315	0.58%
Time deposits:
$250 and under	1,070,139	1.30%	1,584,034	2.12%
Greater than $250	442,702	1.03%	662,684	1.39%
Total time deposits	1,512,841	1.22%	2,246,718	1.91%
Total interest bearing[2]	8,341,373	0.37%	9,400,033	0.90%
Total deposits	$10,815,797	0.29%	$11,336,694	0.75%
1 Based on weighted-average stated interest rates at end of period.
2 The total interest-bearing includes brokered deposits of $621.4 million and $1,318.0 million as of June 30, 2021 and June 30, 2020, respectively, of which $380.0 million and $603.6 million, respectively, are time deposits classified as $250 and under.

The scheduled maturities of time deposits are as follows:

(Dollars in thousands)	June 30, 2021
Within 12 months	$1,021,465
13 to 24 months	214,232
25 to 36 months	125,943
37 to 48 months	138,485
49 to 60 months	12,716
Thereafter	—
Total	$1,512,841
At June 30, 2021 and 2020, the Company had deposits from certain executive officers, directors and their affiliates in the amount of $3.2 million and $2.7 million, respectively.

12. ADVANCES FROM THE FEDERAL HOME LOAN BANK
At June 30, 2021 and 2020, the Company’s fixed-rate FHLB advances had interest rates that ranged from 0.15% to 2.86% with a weighted average of 1.18% and ranged from 0.00% to 2.89% with a weighted average of 2.22%, respectively.
Fixed-rate advances from FHLB are scheduled to mature as follows:

	At June 30,
	2021		2020
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Within one year[1]	$236,000	0.64%	$75,000	1.99%
After one but within two years	27,500	2.08%	50,000	2.47%
After two but within three years	—	—%	27,500	2.08%
After three but within four years	30,000	2.82%	—	—%
After four but within five years	—	—%	30,000	2.82%
After five years	60,000	2.07%	60,000	2.07%
Total	$353,500	1.18%	$242,500	2.22%
1. Within one year category includes of term advances of $186,000 and $0 at June 30, 2021 and 2020, respectively.
The Company’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid balance of $4,286.1 million and $4,806.9 million at June 30, 2021 and 2020, respectively, by the Company’s investment in capital stock of the FHLB of San Francisco and by its investment in mortgage-backed securities. Generally, each advance carries a prepayment penalty and is payable in full at its maturity date.
The maximum amounts advanced at any month-end during the period from the FHLB were $353.5 million, $1,462.5 million, and $3,424.0 million during the years ended June 30, 2021, 2020, and 2019, respectively. At June 30, 2021, the Company had $2,292.9 million available immediately and $3,076.5 million available with additional collateral for advances from the FHLB for terms up to ten years.
13. BORROWINGS, SUBORDINATED NOTES AND DEBENTURES
The following table sets forth the composition of the borrowings, subordinated notes and debentures as of the dates indicated:

(Dollars in thousands)	June 30, 2021	June 30, 2020
Borrowings from other banks	$36,200	$21,500
Paycheck protection program liquidity facility advances	—	151,952
Subordinated loans	7,400	7,400
Subordinated notes	175,000	51,000
Junior subordinated debentures	5,155	5,155
Less unamortized issuance costs	(2,397)	(1,218)
Total borrowings, subordinated notes and debentures	$221,358	$235,789
Borrowings from other banks. Axos Clearing has $133.8 million uncommitted secured lines of credit available for borrowing. As of June 30, 2021, there was $36.2 million outstanding. These credit facilities bear interest at rates based on the Federal Funds rate and are due upon demand. The weighted average interest rate on the borrowings at June 30, 2021 was 1.75%, a rate blending fixed and variable components.
Axos Clearing has a $50.0 million committed unsecured line of credit available for limited purpose borrowing. As of June 30, 2021, there was $0.0 million outstanding. This credit facility bears interest at rates based on the Federal Funds rate and are due upon demand. The unsecured line of credit requires Axos Clearing operate in accordance of specific covenants surrounding capital and debt ratios. Axos Clearing was in compliance of all covenants as of June 30, 2021.
Paycheck Protection Program Liquidity Facility Advances . The Bank has zero advances outstanding from the Federal Reserve Bank through the Paycheck Protection Program Liquidity Facility, and no Small Business Administration Paycheck Protection Program Loans pledged as of June 30, 2021. The advances during the year had interest rates of 0.35% and mature at the earlier of PPP borrower forgiveness or June 2022.

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
On March 31, 2021, the Company completed the redemption of $51.0 million aggregate principal amount of its 6.25% Subordinated Notes due 2026 (the “Notes 2026”). The Notes 2026 were redeemed for cash by the Company at 100% of their principal amount, plus accrued and unpaid interest, in accordance with the terms of the indenture governing the Notes 2026. Remaining unamortized deferred financing costs associated with such notes were expensed and included under Interest Expense - Other Borrowings in the Consolidated Statements of Income.
Junior Subordinated Debentures. On December 13, 2004, the Company entered into an agreement to form an unconsolidated trust which issued $5.0 million of trust preferred securities in a transaction that closed on December 16, 2004. The net proceeds from the offering were used to purchase $5.2 million of junior subordinated debentures (“Debentures”) of the Company with a stated maturity date of February 23, 2035. The Debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4% for a rate of 2.55% as of June 30, 2021, with interest paid quarterly starting February 16, 2005.
The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco (“FRBSF”) Discount Window. At June 30, 2021 and 2020 there were no amounts outstanding and the available borrowings from this source were $2,091.3 million and $1,783.4 million, respectively. The 2021 available borrowings would be collateralized by residential real estate loans, certain C&I loans. The Bank has additional unencumbered collateral that could be pledged to the FRBSF Discount Window to increase borrowing liquidity.
The Bank has federal funds lines of credit with two major banks totaling $175.0 million. At June 30, 2021 and 2020 the Bank had no outstanding balances on these lines.

14. INCOME TAXES
The provision for income taxes is as follows:

	At June 30,
(Dollars in thousands)	2021	2020	2019
Current:
Federal	$61,827	$51,893	$42,065
State	37,037	33,852	24,296
	98,864	85,745	66,361
Deferred:
Federal	(5,562)	(3,814)	(5,483)
State	(3,266)	(2,737)	(3,203)
	(8,828)	(6,551)	(8,686)
Total	$90,036	$79,194	$57,675
The differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	At June 30,
	2021	2020	2019
Statutory federal tax rate	21.00%	21.00%	21.00%
Increase (decrease) resulting from:
State taxes—net of federal tax benefit	8.70%	9.27%	8.66%
Cash surrender value	(0.01)%	(0.02)%	(0.06)%
Deferred tax asset write-off	—%	0.77%	—%
Tax credits	(0.59)%	(0.77)%	(1.55)%
Non-taxable income	(0.09)%	(0.10)%	(0.15)%
Excess benefit RSU vesting	(0.64)%	(0.05)%	(0.95)%
Other	1.08%	0.05%	0.15%
Effective tax rate	29.45%	30.15%	27.10%

The components of the net deferred tax asset are as follows:

	At June 30,
(Dollars in thousands)	2021	2020
Deferred tax assets:
Allowance for loan and lease losses and charge-offs	$51,663	$30,705
State taxes	903	2,682
Stock-based compensation expense	4,891	4,249
Unrealized net losses on securities	—	1,135
Deferred bonus / vacation	3,388	2,385
Securities impaired	266	266
Deferred loan fees	4,182	2,900
Lease liability	1,959	1,236
Net operating loss carryforward	1,811	2,244
Total deferred tax assets	69,063	47,802
Deferred tax liabilities:
FHLB stock dividend	(830)	(830)
Other assets—prepaids	(2,717)	(2,095)
Depreciation and amortization	(9,998)	(13,111)
Unrealized net gains on securities	(1,155)	—
Total deferred tax liabilities	(14,700)	(16,036)
Net deferred tax asset[1]	$54,363	$31,766
1Net deferred tax asset is included in the other assets line on the consolidated balance sheet.
The Company records deferred tax assets for net operating losses when the benefit is more likely than not to be realized. As of June 30, 2021, the Company had federal net operating loss carryforwards of approximately $7.4 million. The annual 382 limitation is approximately $2.3 million for federal purposes. The Company also had state net operating loss carryforwards of $2.3 million. Of this amount, $1.8 million is subject to an annual 382 limitation of approximately $0.1 million for state purposes. These carryforwards begin to expire in 2034 and 2035 for federal and state purposes, respectively.
During the year ended June 30, 2020, the Company determined that certain stock-based compensation awards would not be granted under the plan, and the deferred tax assets related to these awards will not be realized. Accordingly, the Company wrote-off $6.8 million of stock-based compensation deferred tax asset, resulting in a $2.0 million increase in tax expense for fiscal 2020. The RSU tax benefit calculation determined no write-off was necessary for fiscal 2021 based on the Company’s strong stock price performance.
The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2021 and 2020, the Company believes that it will have sufficient future earnings to realize its deferred tax asset and has not provided an allowance.
The following is a reconciliation of the beginning and ending amount of unrecognized tax positions for the periods presented:

(Dollars in thousands)	2021	2020	2019
Balance—beginning of period	$813	$1,084	$1,135
Additions—current year tax positions	355	115	107
Additions—prior year tax positions[1]	2,205	31	—
Reductions—prior year tax positions	(4)	(417)	(158)
Total liability for unrecognized tax positions—end of period	$3,369	$813	$1,084
1 The Company added an allowance on credits claimed.
The Company is subject to federal income tax and income tax of state taxing authorities. The Company’s federal income tax returns for the years ended June 30, 2018, 2019, and 2020 and its state taxing authorities income tax returns for the years ended June 30, 2017, 2018, 2019 and 2020 are open to audit under the statutes of limitations by the Internal Revenue Service and state taxing authorities.
During the year ended June 30, 2019, the Company acquired COR Securities Holdings. The Company recognized a deferred tax liability of $2.2 million.

The Company received federal and state tax credits for the years ended June 30, 2021, 2020, and 2019, respectively. These tax credits reduced the effective tax rate by approximately 0.59%, 0.77%, and 1.55% respectively.
15. STOCKHOLDERS’ EQUITY
Common Stock Repurchases. On March 17, 2016, the Board of Directors of the Company (the “Board”), authorized a program to repurchase up to $100 million of common stock and extended the program by an additional $100 million on August 2, 2019. The Company may repurchase shares on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The repurchase program does not obligate the Company to acquire any specific number of shares. The share repurchase program will continue in effect until terminated by the Board. With the March 17, 2016 authorization, the Company repurchased a total of $100 million or 3,567,051 common shares at an average price of $28.03 per share. With the August 2, 2019 authorization, the Company has repurchased a total of $47.2 million or 2,399,853 common shares at an average price of $19.68 per share and there remains $52.8 million under the plan. During the year ended June 30, 2021, the Company repurchased a total of $16.8 million, or 753,597 common shares at an average price of $22.24 per share. The Company accounts for treasury stock using the cost method as a reduction of shareholders’ equity in the accompanying consolidated financial statements.
Preferred Stock. The Company redeemed for cash all 515 outstanding shares of Series A-6% Cumulative Nonparticipating Perpetual Preferred Stock on October 30, 2020, at the face value $10,000 liquidation price per share plus accrued dividends.
The Company declared dividends to holders of its Series A preferred stock totaling $0.3 million for each of the years ended June 30, 2020 and 2019. Dividends totaling $0.1 million were declared for the year ended June 30, 2021, an amount less than prior years as preferred stock was redeemed before the full year.
16. STOCK-BASED COMPENSATION
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
2014 Plan. In September and October 2019, the Company’s Board of Directors and stockholders, respectively, approved the 2014 Plan, as amended and restated. The number of shares authorized for issuance pursuant to awards under the 2014 Plan is 4,680,000, less restricted stock unit awards granted, plus any restricted stock units that become available upon the forfeiture, expiration, cancellation or settlement in cash awards outstanding under the 2014 Plan. At June 30, 2021, 1,537,686 shares of common stock remained available for issuance pursuant to grant awards under the 2014 Plan.
    Restricted Stock Units. During the fiscal year ended June 30, 2019, the Company’s Board of Directors granted 623,249 restricted stock units to employees and directors. The chief executive officer received 480,000 restricted stock units, which vest ratably on each of the four fiscal year ends after the issue date. All other restricted stock unit awards granted during the year ended June 30, 2019, vest over three years, one-third on each anniversary of the grant date and 699,223 shares were vested and issued and 90,909 shares were canceled as of June 30, 2019.
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
During the fiscal year ended June 30, 2021, the Company’s Board of Directors granted 617,833 restricted stock units to employees and directors. The chief executive officer received no restricted stock units. All restricted stock unit awards granted during the year ended June 30, 2021, vest over three years, one-third on each anniversary of the grant date and 666,790 shares were vested and issued and 159,620 shares were canceled as of June 30, 2021.
Effective July 1, 2017 the Company entered into an employment agreement with its Chief Executive Officer (the “Agreement”) that authorizes an award of restricted stock units (the “RSU award”). The RSU award is an equity-based award and carries a service condition and a market condition that incorporates a measurement of the Company’s total stock return to shareholders in comparison to the total stock return of the ABA Nasdaq Community Bank Index. The accounting grant date of the RSU award is July 1, 2017 and expensing of the RSU award began on this date at the fair value measurement amount as determined by the Company’s valuation process. The Company utilized a Monte Carlo simulation to estimate the value of path-dependent options and determined the fair value using an expected return based on the 5-year US Treasury constant maturity rate, an equity volatility based on 6-month and 1-year historical daily trading history, market capitalization, and stock price for the RSU award. As of July 1, 2017, the estimated fair value of the RSU award was $20.5 million, which vests in five tranches over a total period of nine years. Unrecognized compensation expense to be expensed over the remaining five years related to the non-vested RSU award is $4.8 million at June 30, 2021 and is included in the table below. The actual RSU award in future years is determined by the actual performance of Company’s total stock return in comparison to the total stock return of the ABA Nasdaq Community Bank Index.
The Company’s income before income taxes and net income for the years ended June 30, 2021, 2020 and 2019 included stock compensation expense of $20.7 million, $21.9 million and $23.4 million, respectively. The income tax benefit was $6.1 million, $6.6 million and $6.4 million, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the service period between each vesting date.
At June 30, 2021 unrecognized compensation expense related to non-vested awards aggregated to $28.1 million and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year ending June 30:
2022	$15,014
2023	9,350
2024	3,309
2025	331
2026	101
Total	$28,105
    The following table presents the status and changes in restricted stock units for the periods indicated:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2019	1,546,848	$30.73
Granted	714,569	24.05
Vested	(693,660)	28.52
Forfeitures	(122,217)	29.10
Non-vested balance at June 30, 2020	1,445,540	$28.62
Granted	617,833	32.12
Vested	(666,790)	29.23
Forfeitures	(176,113)	27.42
Non-vested balance at June 30, 2021	1,220,470	$30.18
The total fair value of shares vested during the years ended June 30, 2021, 2020 and 2019 was $24.4 million, $17.1 million and $22.1 million, respectively.

17. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted EPS:

	At June 30,
(Dollars in thousands, except per share data)	2021	2020	2019
Earnings Per Common Share
Net income	$215,707	$183,438	$155,131
Preferred stock dividends	(103)	(309)	(309)
Preferred stock redemption	(86)	—	—
Net income attributable to common shareholders	$215,518	$183,129	$154,822
Average common shares issued and outstanding	59,229,495	60,794,555	61,898,447
Average unvested RSUs	—	—	—
Total qualifying shares	59,229,495	60,794,555	61,898,447
Earnings per common share	$3.64	$3.01	$2.50
Diluted Earnings Per Common Share
Dilutive net income attributable to common shareholders	$215,518	$183,129	$154,822
Average common shares issued and outstanding	59,229,495	60,794,555	61,898,447
Dilutive effect of average unvested RSUs	1,290,116	643,080	483,618
Total dilutive common shares outstanding	60,519,611	61,437,635	62,382,065
Diluted earnings per common share	$3.56	$2.98	$2.48

18. COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE-SHEET ACTIVITIES
COVID-19 Impact. The Company has closely monitored the rapid developments of and uncertainties caused by the COVID-19 pandemic. In response to the changes in economic and business conditions as a result of the COVID-19 pandemic, the Company continues to take the following actions to support customers, employees, partners and shareholders:
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
At June 30, 2021, the Company had commitments to originate $55.0 million in fixed rate loans and $653.5 million in variable rate loans, totaling an aggregate outstanding principal balance of $708.6 million. For June 30, 2021, the Company’s fixed rate commitments to originate had a weighted-average rate of 1.94%. For June 30, 2020, the Company had fixed and variable rate commitments to originate or purchase loans with an aggregate outstanding principal balance of $231.8 million and $769.3 million for total commitments to originate of $1,001.1 million. For June 30, 2020, the Company’s fixed rate commitments to originate had a weighted average rate of 3.32%. At June 30, 2021, the Company also had fixed rate and variable rate commitments of $28.9 million and $26.9 million, respectively, to sell loans with an aggregate outstanding principal balance of $55.9 million. For June 30, 2020, the Company had fixed rate commitments to sell of $240.9 million. At June 30, 2021 and 2020, 48.2% and 79.4% of the commitments to originate loans are matched with commitments to sell related to conforming single family loans classified as held for sale, respectively.

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
In addition, we invest in low income housing project partnerships, which provide income tax credits, and in small business investment companies that call for capital contributions up to an amount specified in the partnership agreements. As of June 30, 2021 and 2020, we had commitments to contribute capital to these entities totaling $15.1 million and $19.3 million.
In the normal course of business, Axos Clearing’s customer activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose Axos Clearing to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and Axos Clearing has to purchase or sell the financial instrument underlying the contract at a loss. Axos Clearing’s clearing agreements with broker-dealers for which it provides clearing services requires them to indemnify Axos Clearing if customers fail to satisfy their contractual obligation. As of June 30, 2021, non-customer and customer margin securities of approximately $402.9 million and stock borrowings of approximately $619.1 million were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company utilized $729.0 million of these available securities as collateral for securities loaned, $187.2 million for bank loans, and $51.6 million for OCC margin requirements.
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

19. MINIMUM REGULATORY CAPITAL REQUIREMENTS
Consolidated and Banking Business
The Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by the Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on the consolidated financial statements. The Federal Reserve establishes capital requirements for the Company and the OCC has similar requirements for the Bank. The following tables present regulatory capital information for the Company and Bank. Information presented for June 30, 2021, reflects the Basel III capital requirements that became effective January 1, 2015 for both the Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require the Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require the Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At June 30, 2021, the Company and Bank met all the capital adequacy requirements to which they were subject. At June 30, 2021, the Company and Bank were “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” the Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since June 30, 2021 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support the Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Company’s and Bank’s capital amounts, capital ratios and capital requirements under Basel III were as follows:

	Axos Financial, Inc.		Axos Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Regulatory Capital:
Tier 1	$1,309,496	$1,106,393	$1,262,885	$1,080,455
Common equity tier 1	$1,309,496	$1,101,330	$1,262,885	$1,080,455
Total capital (to risk-weighted assets)	$1,587,625	$1,240,923	$1,358,430	$1,156,401

Assets:
Average adjusted	$14,851,462	$12,333,030	$13,359,578	$11,679,819
Total risk-weighted	$11,522,645	$9,817,374	$10,283,135	$9,160,365

Regulatory Capital Ratios:
Tier 1 leverage (core) capital to adjusted average assets	8.82%	8.97%	9.45%	9.25%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	11.36%	11.22%	12.28%	11.79%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	11.36%	11.27%	12.28%	11.79%	8.00%	6.00%
Total capital (to risk-weighted assets)	13.78%	12.64%	13.21%	12.62%	10.00%	8.00%
Beginning January 1, 2016, Basel III implements a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer will be exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At June 30, 2021, the Company and Bank are in compliance with the capital conservation buffer requirement. Inclusive of the fully phased-in capital conservation buffer, the common equity Tier 1 capital, Tier 1 risk-based capital and total risk-based capital ratio minimums are 7.0%, 8.5% and 10.5%, respectively. A banking organization with a buffer of less than the required amount is subject to increasingly stringent limitations on such distributions and payments as the buffer approaches zero. The new rule also generally prohibits a banking organization from making such distributions or payments during any quarter if its eligible retained income is negative and its capital conservation buffer ratio was 2.5% or less at the end of the previous quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income.
Securities Business
Pursuant to the net capital requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Axos Clearing is subject to the SEC Uniform Net Capital (Rule 15c3-1 of the Exchange Act). Under this rule, the Company has elected to operate under the alternate method and is required to maintain minimum net capital of $250,000 or 2% of aggregate debit balances arising from client transactions, as defined. Under the alternate method, Axos Clearing may not repay subordinated debt, pay cash distributions, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.
The net capital position of Axos Clearing was as follows:

(Dollars in thousands)	June 30, 2021	June 30, 2020
Net capital	$35,950	$34,022
Less: required net capital	8,046	4,572
Excess capital	$27,904	$29,450

Net capital as a percentage of aggregate debit items	8.94%	14.88%
Net capital in excess of 5% aggregate debit items	$15,836	$22,593
Axos Clearing as a clearing broker, is subject to SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the benefit of customers. At June 30, 2021, the Company had a deposit requirement of $258.1 million and maintained a deposit of $251.2 million. On July 1, 2021, Axos Clearing made a deposit to satisfy the deposit requirement. At June 30, 2020, the Company had a deposit requirement of $159.5 million and maintained a deposit of $178.8 million.
Certain broker-dealers have chosen to maintain brokerage customer accounts at the Axos Clearing. To allow these broker-dealers to classify their assets held by the Company as allowable assets in their computation of net capital, the Company computes a separate reserve requirement for Proprietary Accounts of Brokers (PAB). At June 30, 2021, the Company had a deposit requirement of $73.6 million and maintained a deposit of $71.0 million. On July 1, 2021, Axos Clearing made a deposit to satisfy the deposit requirement . At June 30, 2020, the Company had a deposit requirement of $17.0 million and maintained a deposit of $15.2 million. On July 1, 2020, Axos Clearing made a deposit to satisfy the deposit requirement .
20. EMPLOYEE BENEFIT PLAN
The Company has two 401(k) plans whereby substantially all of its employees may participate in one of the plans. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Company provides an employer matching contribution to each of the 401(k) plans based on an employee’s designated deferral of their eligible compensation. For the fiscal years ended June 30, 2021, 2020, and 2019, expenses attributable to the plans amounted to $2.4 million, $2.4 million, and $2.4 million, respectively.

21. PARENT-ONLY CONDENSED FINANCIAL INFORMATION
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
CONDENSED BALANCE SHEETS

	At June 30,
(Dollars in thousands)	2021	2020
ASSETS
Cash and due from banks	$126,409	$23,130
Investment securities	14,985	14,038
Other assets	111,084	92,200
Investment in subsidiary	1,411,950	1,254,610
Total assets	$1,664,428	$1,383,978
LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings, subordinated notes and debentures	$185,158	$62,337
Accounts payable and accrued liabilities and other liabilities	78,334	90,795
Total liabilities	263,492	153,132
Stockholders’ equity	1,400,936	1,230,846
Total liabilities and stockholders’ equity	$1,664,428	$1,383,978

STATEMENTS OF INCOME

	Year Ended June 30,
(Dollars in thousands)	2021	2020	2019
Interest income	$1,262	$619	$472
Interest expense	10,891	4,348	3,931
Net interest (expense) income	(9,629)	(3,729)	(3,459)
Net interest (expense) income, after provision for loan losses	(9,629)	(3,729)	(3,459)
Non-interest income (loss)	217	58	—
Non-interest expense and tax benefit[1]	4,360	11,903	15,143
Income (loss) before dividends from subsidiary and equity in undistributed income of subsidiary	(13,772)	(15,574)	(18,602)
Dividends from subsidiary	45,000	119,114	80,000
Equity in undistributed earnings of subsidiary	184,479	79,898	93,733
Net income	$215,707	$183,438	$155,131
Comprehensive income	$219,151	$182,485	$155,760
1 Includes tax benefits of $8,967, $5,152, and $10,749 for the years ended June 30, 2021, 2020, and 2019, respectively.

Axos Financial, Inc. (Parent Company Only)
STATEMENT OF CASH FLOWS

	Year Ended June 30,
(Dollars in thousands)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$215,707	$183,438	$155,131
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of discounts on securities	48	26	—
Amortization of borrowing costs	1,569	208	208
Amortization of operating lease right of use asset	9,197	9,079	—
Stock-based compensation expense	20,685	21,935	23,439
Equity in undistributed earnings of subsidiary	(184,479)	(79,898)	(93,733)
Decrease (increase) in other assets	(25,835)	(79,227)	(8,477)
Increase (decrease) in other liabilities	(14,550)	72,175	7,986
Net cash provided by operating activities	22,342	127,736	84,554
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	—	(15,301)	—
Origination of loans and leases held for investment	—	—	(844)
Purchases of loans and leases, net of discounts and premiums	—	(59,391)	—
Proceeds from principal repayments on loans	—	10	854
Purchases of furniture, equipment, software and intangibles	(457)	—	—
Investment in subsidiary	(7,200)	(10,130)	(106,557)
Net cash used in investing activities	(7,657)	(84,812)	(106,547)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax payments related to the settlement of restricted stock units	(10,648)	(7,457)	(9,916)
Repurchase of treasury stock	(16,757)	(38,858)	(56,437)
Net (repayment) proceeds of other borrowings	(51,000)	—	—
Payments of debt issuance costs	(2,748)	—	—
Proceeds from issuance of subordinated notes	175,000	—	7,400
Redemption of preferred stock, Series A	(5,150)	—	—
Cash dividends on preferred stock	(103)	(386)	(232)
Net cash provided by (used in) financing activities	88,594	(46,701)	(59,185)
NET CHANGE IN CASH AND CASH EQUIVALENTS	103,279	(3,777)	(81,178)
CASH AND CASH EQUIVALENTS—Beginning of year	23,130	26,907	108,085
CASH AND CASH EQUIVALENTS—End of year	$126,409	$23,130	$26,907

22. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarters Ended in Fiscal Year 2021
(Dollars in thousands, except per share data)	June 30,	March 31,	December 31,	September 30,
Interest and dividend income	$156,921	$155,674	$155,379	$149,889
Interest expense	15,267	20,005	21,287	22,562
Net interest income	141,654	135,669	134,092	127,327
Provision for loan and lease losses	1,250	2,700	8,000	11,800
Net interest income after provision for loan and lease losses	140,404	132,969	126,092	115,527
Non-interest income	16,801	23,887	28,718	35,855
Non-interest expense	81,860	80,807	76,297	75,546
Income before income tax expense	75,345	76,049	78,513	75,836
Income tax expense	21,090	22,404	23,728	22,814
Net income	$54,255	$53,645	$54,785	$53,022
Net income attributable to common stock	$54,255	$53,645	$54,672	$52,945
Basic earnings per share	$0.92	$0.91	$0.93	$0.89
Diluted earnings per share	$0.90	$0.89	$0.91	$0.88

	Quarters Ended in Fiscal Year 2020
(Dollars in thousands, except per share data)	June 30,	March 31,	December 31,	September 30,
Interest and dividend income	$144,143	$185,063	$147,288	$146,345
Interest expense	26,871	36,447	38,868	43,042
Net interest income	117,272	148,616	108,420	103,303
Provision for loan and lease losses	6,500	28,500	4,500	2,700
Net interest income after provision for loan and lease losses	110,772	120,116	103,920	100,603
Non-interest income	28,702	31,542	21,207	21,536
Non-interest expense	71,544	71,790	66,965	65,467
Income before income tax expense	67,930	79,868	58,162	56,672
Income tax expense	22,630	23,811	16,867	15,886
Net income	$45,300	$56,057	$41,295	$40,786
Net income attributable to common stock	$45,223	$55,980	$41,217	$40,709
Basic earnings per share	$0.76	$0.92	$0.67	$0.66
Diluted earnings per share	$0.75	$0.91	$0.67	$0.66

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
Investment management includes our digital investment management business, which provides our retail customers with investment management services through a comprehensive and flexible technology platform.
In order to reconcile the two segments to the consolidated totals, the Company includes parent-only activities and intercompany eliminations. The following tables present the operating results, goodwill, and assets of the segments:

	Year Ended June 30, 2021
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$527,760	$18,746	$(7,764)	$538,742
Provision for loan losses	23,750	—	—	23,750
Non-interest income	79,150	27,627	(1,516)	105,261
Non-interest expense	254,596	48,095	11,819	314,510
Income (Loss) before income taxes	$328,564	$(1,722)	$(21,099)	$305,743

	Year Ended June 30, 2020
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$464,448	$16,630	$(3,467)	$477,611
Provision for loan losses	42,200	—	—	42,200
Non-interest income	80,374	24,817	(2,204)	102,987
Non-interest expense	216,895	43,525	15,346	275,766
Income (Loss) before income taxes	$285,727	$(2,078)	$(21,017)	$262,632

	As of June 30, 2021
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$35,501	$—	$71,222
Total assets	$12,745,029	$1,450,512	$70,024	$14,265,565

	As of June 30, 2020
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$35,501	$—	$71,222
Total assets	$13,018,814	$737,419	$95,667	$13,851,900

24. SUBSEQUENT EVENT
On August 2, 2021, the Company closed its acquisition of E*TRADE Advisor Services (“EAS”), the registered investment advisor (“RIA”) custody business Morgan Stanley acquired in its acquisition of E*TRADE Financial Corporation in 2020. EAS has been rebranded Axos Advisor Services and operates as the RIA custody business within Axos Clearing LLC. The $54.9 million cash purchase price was funded with existing capital.