Form 10-Q
period 2021-09-30
Axos Financial, Inc.
filed 2021-10-28
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock on the last practicable date: 59,495,242 shares of common stock, $0.01 par value per share, as of October 20, 2021.

AXOS FINANCIAL, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except par and stated value)	September 30, 2021	June 30, 2021
ASSETS
Cash and cash equivalents	$1,000,076	$715,624
Cash segregated for regulatory purposes	269,358	322,153
Total cash, cash equivalents, and cash segregated	1,269,434	1,037,777
Securities:
Trading	1,941	1,983
Available-for-sale	135,996	187,335
Stock of regulatory agencies	20,368	19,995
Loans held for sale, carried at fair value	33,344	29,768
Loans held for sale, lower of cost or fair value	11,949	12,294
Loans—net of allowance for credit losses of $136.8 million as of September 30, 2021 and $133.0 million as of June 30, 2021	11,879,021	11,414,814
Mortgage servicing rights, carried at fair value	18,438	17,911
Other real estate owned and repossessed vehicles	6,320	6,782
Goodwill and other intangible assets—net	164,944	115,972
Securities borrowed	457,282	619,088
Customer, broker-dealer and clearing receivables	427,169	369,815
Other assets	480,544	432,031
TOTAL ASSETS	$14,906,750	$14,265,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$3,632,521	$2,474,424
Interest bearing	8,114,921	8,341,373
Total deposits	11,747,442	10,815,797
Advances from the Federal Home Loan Bank	157,500	353,500
Borrowings, subordinated notes and debentures	255,896	221,358
Securities loaned	539,505	728,988
Customer, broker-dealer and clearing payables	510,040	535,425
Accounts payable and accrued liabilities and other liabilities	237,746	209,561
Total liabilities	13,448,129	12,864,629
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.01 par value; 1,000,000 shares authorized:
Common stock—$0.01 par value; 150,000,000 shares authorized; 68,370,617 shares issued and 59,494,633 shares outstanding as of September 30, 2021; 68,069,321 shares issued and 59,317,944 shares outstanding as of June 30, 2021	684	681
Additional paid-in capital	436,528	432,550
Accumulated other comprehensive income (loss)—net of tax	2,000	2,507
Retained earnings	1,247,938	1,187,728
Treasury stock, at cost; 8,875,984 shares as of September 30, 2021 and 8,751,377 shares as of June 30, 2021	(228,529)	(222,530)
Total stockholders’ equity	1,458,621	1,400,936
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,906,750	$14,265,565

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands, except earnings per common share)	2021	2020
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$149,176	$141,424
Securities borrowed and customer receivables	6,851	5,077
Investments	2,283	3,388
Total interest and dividend income	158,310	149,889
INTEREST EXPENSE:
Deposits	7,712	19,554
Advances from the Federal Home Loan Bank	1,016	1,372
Securities loaned	251	124
Other borrowings	2,689	1,512
Total interest expense	11,668	22,562
Net interest income	146,642	127,327
Provision for credit losses	4,000	11,800
Net interest income, after provision for credit losses	142,642	115,527
NON-INTEREST INCOME:
Prepayment penalty fee income	2,986	1,368
Gain on sale – other	17	334
Mortgage banking income	5,253	19,567
Broker-dealer fee income	11,766	5,702
Banking and service fees	6,680	8,884
Total non-interest income	26,702	35,855
NON-INTEREST EXPENSE:
Salaries and related costs	40,737	38,623
Data processing	12,092	7,928
Depreciation and amortization	5,728	6,186
Advertising and promotional	3,372	2,556
Professional services	4,545	5,999
Occupancy and equipment	3,181	3,011
FDIC and regulatory fees	2,266	2,692
Broker-dealer clearing charges	4,005	2,257
General and administrative expense	8,505	6,294
Total non-interest expense	84,431	75,546
INCOME BEFORE INCOME TAXES	84,913	75,836
INCOME TAXES	24,703	22,814
NET INCOME	$60,210	$53,022
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$60,210	$52,945
COMPREHENSIVE INCOME	$59,703	$54,304
Basic earnings per common share	$1.01	$0.89
Diluted earnings per common share	$0.99	$0.88
See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands)	2021	2020
NET INCOME	$60,210	$53,022
Net unrealized gain (loss) from available-for-sale securities, net of tax expense (benefit) of $(214) and $503 for the three months ended September 30, 2021 and 2020, respectively.	(507)	1,282
Other comprehensive income (loss)	(507)	1,282
Comprehensive income	$59,703	$54,304

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended September 30, 2021
	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2021	—	$—	68,069,321	(8,751,377)	59,317,944	$681	$432,550	$1,187,728	$2,507	$(222,530)	$1,400,936
Net income	—	—	—	—	—	—	—	60,210	—	—	60,210
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(507)	—	(507)
Stock-based compensation expense and restricted stock unit vesting	—	—	301,296	(124,607)	176,689	3	3,978	—	—	(5,999)	(2,018)
BALANCE—September 30, 2021	—	$—	68,370,617	(8,875,984)	59,494,633	$684	$436,528	$1,247,938	$2,000	$(228,529)	$1,458,621

	For the Three Months Ended September 30, 2020
	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2020	515	$5,063	67,323,053	(7,710,418)	59,612,635	$673	$411,873	$1,009,299	$(937)	$(195,125)	$1,230,846
Cumulative effect of change in accounting principle net of tax, ASU No. 2016-13	—	—	—	—	—	—	—	(37,088)	—	—	(37,088)
Net income	—	—	—	—	—	—	—	53,022	—	—	53,022
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	1,282	—	1,282
Cash dividends on preferred stock	—	—	—	—	—	—	—	(77)	—	—	(77)
Purchase of treasury stock	—	—	—	(582,249)	(582,249)	—	—	—	—	(12,742)	(12,742)
Stock-based compensation expense and restricted stock unit vesting	—	—	299,882	(114,334)	185,548	3	4,412	—	—	(2,693)	1,722
BALANCE—September 30, 2020	515	$5,063	67,622,935	(8,407,001)	59,215,934	$676	$416,285	$1,025,156	$345	$(210,560)	$1,236,965
See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60,210	$53,022
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization on securities, net	(104)	49
Net accretion of discounts on loans and leases	(2,137)	(1,492)
Amortization of borrowing costs	139	52
Amortization of operating lease right of use asset	2,346	2,655
Stock-based compensation expense	3,981	4,415
Trading activity	42	(318)
Provision for credit losses	4,000	11,800
Deferred income taxes	1,453	(4,264)
Origination of loans held for sale	(209,967)	(440,804)
Unrealized (gain) loss on loans held for sale	(22)	(1,303)
Gain on sales of loans held for sale	(5,270)	(19,901)
Proceeds from sale of loans held for sale	211,674	424,987
Amortization and change in fair value of mortgage servicing rights	1,185	1,795
(Gain) loss on sale of other real estate and foreclosed assets	(33)	(128)
Depreciation and amortization	5,728	6,186
Net changes in assets and liabilities which provide (use) cash:
Securities borrowed	161,806	(41,102)
Customer, broker-dealer and clearing receivables	(53,677)	(62,859)
Other assets	(118,876)	52,570
Securities loaned	(189,483)	60,031
Customer, broker-dealer and clearing payables	(25,385)	21,814
Accounts payable and other liabilities	18,949	(914)
Net cash provided by operating activities	(133,441)	66,291
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(7,033)	(22,071)
Proceeds from sales of securities	75,022	—
Proceeds from repayment of securities	57,756	24,984
Purchase of stock of regulatory agencies	(8,219)	—
Proceeds from redemption of stock of regulatory agencies	8,219	—
Origination of loans held for investment	(2,050,587)	(1,081,681)
Proceeds from sale of loans held for investment	12,100	9,220
Mortgage warehouse loans activity, net	(41,692)	(249,131)
Proceeds from sales of other real estate owned and repossessed assets	621	487
Acquisition of business activity, net of cash paid	(54,597)	—
Purchases of loans and leases, net of discounts and premiums	(7,481)	—
Principal repayments on loans	1,620,886	1,003,843
Purchases of furniture, equipment, software and intangibles	(3,943)	(1,754)
Net cash used in investing activities	(398,948)	(316,103)

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands)	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	931,645	(781,036)
Payments of the Federal Home Loan Bank term advances	(10,000)	—
Net (repayment) proceeds of Federal Home Loan Bank other advances	(186,000)	—
Net proceeds (repayments) of other borrowings	34,400	45,600
Tax payments related to settlement of restricted stock units	(5,999)	(2,693)
Repurchase of treasury stock	—	(12,742)
Cash dividends paid on preferred stock	—	(77)
Payment of debt issuance costs	—	(2,598)
Proceeds from issuance of subordinated notes	—	175,000
Net cash provided by financing activities	764,046	(578,546)
NET CHANGE IN CASH AND CASH EQUIVALENTS	231,657	(828,358)
CASH AND CASH EQUIVALENTS—Beginning of year	$1,037,777	$1,950,519
CASH AND CASH EQUIVALENTS—End of period	$1,269,434	$1,122,161

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$14,989	$22,316
Income taxes paid	29,955	16,318
Transfers to other real estate and repossessed vehicles	140	350
Transfers from loans held for investment to loans held for sale	12,100	2,189
Transfers from loans held for sale to loans held for investment	376	27,379
Operating lease liabilities for obtaining right of use assets	7,842	—
Impact of adoption of ASU No. 2016-13 on retained earnings	—	37,088
See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2021 AND 2020
(Dollars in thousands, except per share and stated value amounts)
(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements include the accounts of Axos Financial, Inc. (“Axos”) and its wholly owned subsidiaries, Axos Bank (the “Bank”) and Axos Nevada Holding, LLC (the “Axos Nevada Holding”) and collectively, the “Company”. Axos Nevada Holding wholly owns the companies constituting the Securities Business segment. All significant intercompany balances and transactions have been eliminated in consolidation.
The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three months ended September 30, 2021 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2021 included in our Annual Report on Form 10-K.
Significant Accounting Policies
Our significant accounting policies are described in greater detail in Note 1 - “Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2021.
New Accounting Standards
No new accounting standards have yet been adopted for the fiscal year beginning July 1, 2021.

2.     ACQUISITIONS
On August 2, 2021 the Company’s subsidiary, Axos Clearing, LLC, acquired certain assets and liabilities of E*TRADE Advisor Services (“EAS”), rebranded Axos Advisor Services (“AAS”), the registered investment advisor custody business of Morgan Stanley. AAS adds incremental fee income, a turnkey technology platform used by independent registered investment advisors for trading and custody services, and low cost deposits that can be used to generate fee income from other bank partners or to fund loan growth at Axos Bank. The initial purchase price of $54.6 million consists entirely of cash consideration paid upon acquisition and is pending final working capital adjustments.
The Company incurred acquisition-related costs totaling $0.04 million for the three months ended September 30, 2021. These costs are recognized in general and administrative expenses in the unaudited consolidated statements of income.
The acquisition is accounted for as a business combination under the acquisition method of accounting. Accordingly, tangible and intangible assets acquired (and liabilities assumed) are recorded at their estimated fair values as of the date of acquisition. The Company allocated the purchase price to the tangible and intangible assets acquired based on information available through September 30, 2021. The Company’s accounting for the acquisition has not been finalized as the Company continues to evaluate the working capital adjustment, which is expected to have an immaterial effect on the value of the goodwill recognized. The allocation will be updated, if necessary, through the measurement period, which is no later than one year from the acquisition date.
The preliminary allocation of the $54.6 million purchase price consists of $6.5 million of fair value of tangible assets acquired, $3.4 million of liabilities assumed, $27.1 million of identifiable intangible assets and $24.4 million of goodwill, all of which is expected to be deductible for tax purposes. Identifiable intangible assets with a finite useful are amortized on a straight-line basis. Goodwill was calculated as the excess of consideration exchanged over the fair value of identifiable net assets acquired. The goodwill includes synergies expected to result from combining the acquired assets and liabilities with existing operations, coupling its custody platform with the Company existing product offerings and leveraging customer relationships through RIAs. The following table summarizes the fair value and useful life of each intangible asset acquired as of the acquisition date:

($ in thousands)	Fair Value	Useful Lives (Years)
Trade Name	$290	0.16
Proprietary Technology	10,990	7
Customer Relationships	15,650	14
Non-Compete Agreements	130	1
	$27,060

The pro forma results of operations and the results of operations since the acquisition date have not been separately disclosed because the effects were not material to the consolidated financial statements.

3.     FAIR VALUE
Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820, Fair Value Measurement, establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2021 and June 30, 2021. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	September 30, 2021
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Municipal	$—	$1,941	$—	$1,941
Securities—Available-for-Sale:
Agency Debt[1]	$—	$—	$—	$—
Agency MBS[1]	—	24,526	—	24,526
Non-Agency MBS[2]	—	—	59,851	59,851
Municipal	—	3,501	—	3,501
Asset-backed securities and structured notes	—	48,118	—	48,118
Total—Securities—Available-for-Sale	$—	$76,145	$59,851	$135,996
Loans Held for Sale	$—	$33,344	$—	$33,344
Mortgage servicing rights	$—	$—	$18,438	$18,438
Other assets—Derivative instruments	$—	$—	$2,292	$2,292
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$66	$66

	June 30, 2021
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Municipal	$—	$1,983	$—	$1,983
Securities—Available-for-Sale:
Agency Debt[1]	$—	$—	$—	$—
Agency MBS[1]	—	23,913	—	23,913
Non-Agency MBS[2]	—	—	67,615	67,615
Municipal	—	3,565	—	3,565
Asset-backed securities and structured notes	—	92,242	—	92,242
Total—Securities—Available-for-Sale	$—	$119,720	$67,615	$187,335
Loans Held for Sale	$—	$29,768	$—	$29,768
Mortgage servicing rights	$—	$—	$17,911	$17,911
Other assets—Derivative instruments	$—	$—	$2,280	$2,280
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$75	$75
1Includes securities guaranteed by Ginnie Mae, a U.S. government agency, and the government sponsored enterprises Fannie Mae and Freddie Mac.
2Private sponsors of securities collateralized primarily by first-lien mortgage loans on commercial properties or by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by Alt-A or pay-option ARM mortgages.

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	September 30, 2021
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency MBS	Mortgage Servicing Rights	Derivative Instruments, net	Total
Opening balance	$67,615	$17,911	$2,205	$87,731
Included in earnings—Mortgage banking income	—	(1,185)	21	(1,164)
Included in other comprehensive income	(112)	—	—	(112)
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	—	1,712	—	1,712
Settlements	(7,652)	—	—	(7,652)
Closing balance	$59,851	$18,438	$2,226	$80,515

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(1,185)	$21	$(1,164)

	For the Three Months Ended
	September 30, 2020
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency MBS	Mortgage Servicing Rights	Derivative Instruments, net	Total
Opening balance	$18,332	$10,675	$7,416	$36,423
Included in earnings—Mortgage banking income	—	(1,795)	5,583	3,788
Included in other comprehensive income	(323)	—	—	(323)
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	—	3,250	—	3,250
Settlements	(397)	—	—	(397)
Closing balance	$17,612	$12,130	$12,999	$42,741

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(1,795)	$5,583	$3,788

The table below summarizes the quantitative information about level 3 fair value measurements as of the dates indicated:

	September 30, 2021
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Non-agency MBS	$59,851	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	0.0 to 33.9% (2.3%) 0.0 to 4.7% (0.4%) 0.0 to 68.3% (9.4%) 2.7 to 6.3% (3.0%)
Mortgage Servicing Rights	$18,438	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	6.9 to 37.2% (11.2%) 1.6 to 7.7 (6.5) 9.5 to 14.0% (9.6%)
Derivative Instruments	$2,226	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.2 to 0.9% (0.5%)

	June 30, 2021
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Non-agency MBS	$67,615	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	0.0 to 25.0% (2.7%) 0.0 to 5.6% (0.6%) 0.0 to 100.0% (19.4%) 2.7 to 7.2% (3.1%)
Mortgage Servicing Rights	$17,911	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	7.5 to 37.4% (11.5%) 1.7 to 7.5 (6.4) 9.5 to 13.0% (9.6%)
Derivative Instruments	$2,205	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.2 to 0.5% (0.3%)

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
The table below summarizes assets measured for impairment on a non-recurring basis:

	September 30, 2021
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$6,114	$6,114
Autos and RVs	—	—	206	206
Total	$—	$—	$6,320	$6,320

	June 30, 2021
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$6,547	$6,547
Autos and RVs	—	—	235	235
Total	$—	$—	$6,782	$6,782
Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $6,320 after charge-offs of $12 for the three months ended September 30, 2021.
The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due nor on nonaccrual as of September 30, 2021 and June 30, 2021.
As of September 30, 2021 and June 30, 2021, the aggregate fair value of loans held for sale, carried at fair value, contractual balance (including accrued interest), and unrealized gain was as follows:

(Dollars in thousands)	September 30, 2021	June 30, 2021
Aggregate fair value	$33,344	$29,768
Contractual balance	32,494	28,940
Unrealized gain	$850	$828
The total amount of gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2021	2020
Interest income	$200	$382
Change in fair value	43	6,885
Total	$243	$7,267

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	September 30, 2021
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Other real estate owned and foreclosed assets:
Single family real estate	$6,114	Sales comparison approach	Adjustment for differences between the comparable sales	(3.8) to 0.9% (0.1%)
Autos and RVs	$206	Sales comparison approach	Adjustment for differences between the comparable sales	1.5 to 21.5% (1.5%)

	June 30, 2021
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Other real estate owned and foreclosed assets:
Single family real estate	$6,547	Sales comparison approach	Adjustment for differences between the comparable sales	(1.5) to 6.1% (2.0%)
Autos and RVs	$235	Sales comparison approach	Adjustment for differences between the comparable sales	(2.1) to 14.7% (2.1%)
1 For other real estate owned and foreclosed assets the ranges shown may vary positively or negatively based on the comparable sales reported in the current appraisal. In certain instances, the range can be significant due to small sample sizes and in some cases the property being valued having limited comparable sales with similar characteristics at the time the current appraisal is conducted.

Fair value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments at September 30, 2021 and June 30, 2021 were as follows:

	September 30, 2021
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$1,269,434	$1,269,434	$—	$—	$1,269,434
Securities — trading	1,941	—	1,941	—	1,941
Securities — available-for-sale	135,996	—	76,145	59,851	135,996
Loans held for sale, at fair value	33,344	—	33,344	—	33,344
Loans held for sale, at lower of cost or fair value	11,949	—	—	12,041	12,041
Loans held for investment—net	11,879,021	—	—	12,252,262	12,252,262
Securities borrowed	457,282	—	—	457,282	457,282
Customer, broker-dealer and clearing receivables	427,169	—	—	427,297	427,297
Mortgage servicing rights	18,438	—	—	18,438	18,438
Financial liabilities:
Total deposits	11,747,442	—	11,191,110	—	11,191,110
Advances from the Federal Home Loan Bank	157,500	—	157,500	—	157,500
Borrowings, subordinated notes and debentures	255,896	—	251,279	—	251,279
Securities loaned	539,505	—	—	541,339	541,339
Customer, broker-dealer and clearing payables	510,040	—	—	510,040	510,040

	June 30, 2021
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$1,037,777	$1,037,777	$—	$—	$1,037,777
Securities — trading	1,983	—	1,983	—	1,983
Securities — available-for-sale	187,335	—	119,720	67,615	187,335
Loans held for sale, at fair value	29,768	—	29,768	—	29,768
Loans held for sale, at lower of cost or fair value	12,294	—	—	12,336	12,336
Loans held for investment—net	11,414,814	—	—	11,833,102	11,833,102
Securities borrowed	619,088	—	—	619,274	619,274
Customer, broker-dealer and clearing receivables	369,815	—	—	369,815	369,815
Mortgage servicing rights	17,911	—	—	17,911	17,911
Financial liabilities:
Total deposits	10,815,797	—	10,297,450	—	10,297,450
Advances from the Federal Home Loan Bank	353,500	—	353,500	—	353,500
Borrowings, subordinated notes and debentures	221,358	—	210,196	—	210,196
Securities loaned	728,988	—	—	731,467	731,467
Customer, broker-dealer and clearing payables	535,425	—	—	535,425	535,425

The methods and assumptions, not previously presented, used to estimate fair value are described as follows: Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans, deposits, borrowings or subordinated debt and for variable rate loans, deposits, borrowings or subordinated debt with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. A discussion of the methods of valuing trading securities, available for sale securities and loans held for sale can be found in Note 3 – “Fair Value” of our Form 10-K for the year ended June 30, 2021. The carrying amount of stock of regulatory agencies approximates the estimated fair value of this investment. The fair value of off-balance sheet items is not considered material.
4.     SECURITIES
The amortized cost, carrying amount and fair value for the trading and available-for-sale securities at September 30, 2021 and June 30, 2021 were:

	September 30, 2021
	Trading	Available-for-sale
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
U.S. agencies[1]	$—	$24,362	$356	$(192)	$24,526
Non-agency[2]	—	57,522	2,718	(389)	59,851
Total mortgage-backed securities	—	81,884	3,074	(581)	84,377
Non-MBS:
Municipal	1,941	3,437	64	—	3,501
Asset-backed securities and structured notes	—	46,889	1,229	—	48,118
Total Non-MBS	1,941	50,326	1,293	—	51,619
Total debt securities	$1,941	$132,210	$4,367	$(581)	$135,996

	June 30, 2021
	Trading	Available-for-sale
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
U.S. agencies[1]	$—	$23,639	$420	$(146)	$23,913
Non-agency[2]	—	65,174	2,862	(421)	67,615
Total mortgage-backed securities	—	88,813	3,282	(567)	91,528
Non-MBS:
Municipal	1,983	3,466	99	—	3,565
Asset-backed securities and structured notes	—	90,549	1,693	—	92,242
Total Non-MBS	1,983	94,015	1,792	—	95,807
Total debt securities	$1,983	$182,828	$5,074	$(567)	$187,335
1Includes securities guaranteed by Ginnie Mae, a U.S. government agency, and the government sponsored enterprises Fannie Mae and Freddie Mac.
2Private sponsors of securities collateralized primarily by first-lien mortgage loans on commercial properties or by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by Alt-A or pay-option ARM mortgages.

The Company’s non-agency MBS available-for-sale portfolio with a total fair value of $59,851 at September 30, 2021 consists of 14 different issues of super senior securities.
The face amounts of debt securities available-for-sale that were pledged to secure borrowings at September 30, 2021 and June 30, 2021 were $1.3 million and $1.4 million, respectively.

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2021
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
U.S. agencies	$11,127	$(192)	$—	$—	$11,127	$(192)
Non-agency	—	—	5,676	(389)	5,676	(389)
Total MBS	11,127	(192)	5,676	(389)	16,803	(581)
Non-MBS:
U.S. agencies	—	—	—	—	—	—
Total Non-MBS	—	—	—	—	—	—
Total debt securities	$11,127	$(192)	$5,676	$(389)	$16,803	$(581)

	June 30, 2021
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
U.S. agencies	$10,001	$(146)	$—	$—	$10,001	$(146)
Non-agency	—	—	6,018	(421)	6,018	(421)
Total MBS	10,001	(146)	6,018	(421)	16,019	(567)
Non-MBS:
Municipal debt	—	—	—	—	—	—
Asset-backed securities and structured notes	—	—	—	—	—	—
Total Non-MBS	—	—	—	—	—	—
Total debt securities	$10,001	$(146)	$6,018	$(421)	$16,019	$(567)
On September 30, 2021, there were seven securities in a continuous loss position for a period of more than 12 months, and nine securities in a continuous loss position for a period of less than 12 months. At June 30, 2021, there were seven securities in a continuous loss position for a period of more than 12 months, and seven securities in a continuous loss position for a period of less than 12 months.

At September 30, 2021, one non-agency RMBS with a total carrying amount of $2.8 million was determined to have cumulative credit losses of $0.8 million of which none was recognized in earnings during the three months ended September 30, 2021.
During the three months ended September 30, 2020, the company sold no available-for-sale securities. During the three months ended September 30, 2021, the company sold no available-for-sale securities.

The Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

(Dollars in thousands)	September 30, 2021	June 30, 2021
Available-for-sale debt securities—net unrealized gains (losses)	$3,786	$4,507
Available-for-sale debt securities—non-credit related losses	(845)	(845)
Subtotal	2,941	3,662
Tax benefit (expense)	(941)	(1,155)
Net unrealized gain (loss) on investment securities in accumulated other comprehensive income (loss)	$2,000	$2,507

5.    LOANS & ALLOWANCE FOR CREDIT LOSSES
The following table sets forth the composition of the loan portfolio as of the dates indicated:

(Dollars in thousands)	September 30, 2021	June 30, 2021
Single Family - Mortgage & Warehouse	$4,341,174	$4,359,472
Multifamily and Commercial Mortgage	2,458,200	2,470,454
Commercial Real Estate	3,492,926	3,180,453
Commercial & Industrial - Non-RE	1,239,354	1,123,869
Auto & Consumer	446,656	362,180
Other	42,672	58,316
Total gross loans and leases	12,020,982	11,554,744
Allowance for credit losses - loans	(136,778)	(132,958)
Unaccreted premiums (discounts) and loan and lease fees	(5,183)	(6,972)
Total net loans and leases	$11,879,021	$11,414,814

The following tables summarize activity in the allowance for credit losses - loans by portfolio classes for the periods indicated.

	For the Three Months Ended September 30, 2021
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at July 1, 2021	$26,604	$13,146	$57,928	$28,460	$6,519	$301	$132,958
Provision for credit losses - loans	(1,351)	36	7,295	(5,646)	3,626	40	4,000
Charge-offs	—	—	—	(322)	(394)	—	(716)
Recoveries	76	177	—	27	256	—	536
Balance at September 30, 2021	$25,329	$13,359	$65,223	$22,519	$10,007	$341	$136,778

	For the Three Months Ended September 30, 2020
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at July 1, 2020	$25,901	$4,718	$21,052	$9,954	$9,461	$4,721	$75,807
Effect of Adoption of ASC 326	6,318	7,408	25,893	7,042	610	29	47,300
Provision for credit losses - loans	(2,439)	293	2,253	6,512	(1,087)	6,268	11,800
Charge-offs	(1,489)	—	—	(213)	(736)	—	(2,438)
Recoveries	16	—	—	—	430	—	446
Balance at September 30, 2020	$28,307	$12,419	$49,198	$23,295	$8,678	$11,018	$132,915

Credit Quality Disclosures. Nonaccrual loans consisted of the following as of the dates indicated:

	As of September 30, 2021
(Dollars in thousands)	With Allowance	With No Allowance	Total
Single Family - Mortgage & Warehouse	$53,000	$58,257	$111,257
Multifamily and Commercial Mortgage	—	6,964	6,964
Commercial Real Estate	15,539	—	15,539
Commercial & Industrial - Non-RE	—	—	—
Auto & Consumer	311	63	374
Other	—	—	—
Total nonaccrual loans	$68,850	$65,284	$134,134
Nonaccrual loans to total loans			1.12%

	As of September 30, 2020
(Dollars in thousands)	With Allowance	With No Allowance	Total
Single Family - Mortgage & Warehouse	$76,032	$56,894	$132,926
Multifamily and Commercial Mortgage	31,001	1,847	32,848
Commercial Real Estate	—	—	—
Commercial & Industrial - Non-RE	5,580	—	5,580
Auto & Consumer	623	131	754
Other	—	—	—
Total nonaccrual loans	$113,236	$58,872	$172,108
Nonaccrual loans to total loans			1.56%
No interest income was recognized in either the three months ended September 30, 2021 or September 30, 2020.
Approximately 0.58% of our nonaccrual loans at September 30, 2021 were considered troubled debt restructurings (“TDRs”), compared to 0.55% at June 30, 2021. Borrowers that make timely payments after TDRs are considered non-performing for at least six months. Generally, after six months of timely payments, those TDRs are reclassified from the nonaccrual loan category to the performing loan category and any previously deferred interest income is recognized. Approximately 82.94% of the Bank’s nonaccrual loans are single family first mortgages.

The following tables present the outstanding unpaid balance of loans that are performing and nonaccrual by portfolio class:

	September 30, 2021
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Performing	$4,229,917	$2,451,236	$3,477,387	$1,239,354	$446,282	$42,672	$11,886,848
Nonaccrual	111,257	6,964	15,539	—	374	—	134,134
Total	$4,341,174	$2,458,200	$3,492,926	$1,239,354	$446,656	$42,672	$12,020,982

	June 30, 2021
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Performing	$4,253,764	$2,450,026	$3,164,614	$1,120,927	$361,902	$58,316	$11,409,549
Nonaccrual	105,708	20,428	15,839	2,942	278	—	145,195
Total	$4,359,472	$2,470,454	$3,180,453	$1,123,869	$362,180	$58,316	$11,554,744

From time to time the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires. The Company had no TDRs classified as performing loans at September 30, 2021 or June 30, 2021.

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
The Company reviews and grades loans following a continuous review process, featuring coverage of all loan types and business lines at least quarterly. Continuous reviewing provides more effective risk monitoring because it immediately tests for potential impacts caused by changes in personnel, policy, products or underwriting standards.

The amortized cost basis by year of origination and credit quality indicator of the Company’s loans as of September 30, 2021 was as follows:

	Loans Held for Investment Origination Year						Revolving Loans	Total
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior
Single Family-Mortgage & Warehouse
Pass	426,455	864,201	600,147	437,648	398,728	818,420	636,138	4,181,737
Special Mention	—	79	2,321	4,020	1,934	6,452	19,678	34,484
Substandard	—	962	31,726	21,071	18,766	52,428	—	124,953
Doubtful	—	—	—	—	—	—	—	—
Total	426,455	865,242	634,194	462,739	419,428	877,300	655,816	4,341,174
Multifamily and Commercial Mortgage
Pass	125,467	632,033	539,154	339,602	274,135	460,901	—	2,371,292
Special Mention	—	—	3,408	17,787	849	2,517	—	24,561
Substandard	—	4,934	29,378	3,518	10,459	14,058	—	62,347
Doubtful	—	—	—	—	—	—	—	—
Total	125,467	636,967	571,940	360,907	285,443	477,476	—	2,458,200
Commercial Real Estate
Pass	543,531	1,237,401	823,096	446,460	81,563	—	232,244	3,364,295
Special Mention	—	—	70,664	15,487	—	—	—	86,151
Substandard	—	—	24,843	—	15,539	—	2,098	42,480
Doubtful	—	—	—	—	—	—	—	—
Total	543,531	1,237,401	918,603	461,947	97,102	—	234,342	3,492,926
Commercial & Industrial - Non-RE
Pass	38,438	44,235	81,009	15,678	20,553	5,251	1,018,136	1,223,300
Special Mention	—	—	—	243	1,002	—	—	1,245
Substandard	—	2,989	11,717	—	103	—	—	14,809
Doubtful	—	—	—	—	—	—	—	—
Total	38,438	47,224	92,726	15,921	21,658	5,251	1,018,136	1,239,354
Auto & Consumer
Pass	116,492	153,678	68,587	60,356	27,664	18,760	—	445,537
Special Mention	—	79	62	49	30	—	—	220
Substandard	23	125	291	371	68	21	—	899
Doubtful	—	—	—	—	—	—	—	—
Total	116,515	153,882	68,940	60,776	27,762	18,781	—	446,656
Other
Pass	2,088	13,121	24,422	—	1,588	1,453	—	42,672
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	2,088	13,121	24,422	—	1,588	1,453	—	42,672
Total
Pass	1,252,471	2,944,669	2,136,415	1,299,744	804,231	1,304,785	1,886,518	11,628,833
Special Mention	—	158	76,455	37,586	3,815	8,969	19,678	146,661
Substandard	23	9,010	97,955	24,960	44,935	66,507	2,098	245,488
Doubtful	—	—	—	—	—	—	—	—
Total	1,252,494	2,953,837	2,310,825	1,362,290	852,981	1,380,261	1,908,294	12,020,982
As a % of total gross loans	10.42%	24.57%	19.22%	11.33%	7.10%	11.48%	15.87%	100.0%

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses - loans. The Company also evaluates credit quality based on the aging status of its loans. During the year, the Company holds certain short-term loans that do not have a fixed maturity date that are treated as delinquent if not paid in full 90 days after the origination date.
The Company took proactive measures to manage loans that became delinquent during the recent economic downturn as a result of the COVID-19 pandemic. As of September 30, 2021, no loans were on forbearance status for forbearance granted from any prior date. Any forbearance granted out of COVID-19 was for six months or less. Additionally, no forbearance or deferral of payment obligation was granted to any borrower during the three months ended September 30, 2021.

The following tables provide the outstanding unpaid balance of loans that are past due 30 days or more by portfolio class as of the dates indicated:

	September 30, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single Family-Mortgage & Warehouse	$34,876	$7,480	$96,850	$139,206
Multifamily and Commercial Mortgage	8,071	2,567	1,055	11,693
Commercial Real Estate	3,100	—	—	3,100
Commercial & Industrial - Non-RE	—	—	—	—
Auto & Consumer	1,841	363	241	2,445
Other	216	—	—	216
Total	$48,104	$10,410	$98,146	$156,660
As a % of total gross loans	0.40%	0.09%	0.82%	1.30%

	June 30, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single Family-Mortgage & Warehouse	$24,150	$46,552	$69,169	$139,871
Multifamily and Commercial Mortgage	7,991	1,816	12,122	21,929
Commercial Real Estate	36,786	—	—	36,786
Commercial & Industrial - Non-RE	—	—	2,960	2,960
Auto & Consumer	601	306	235	1,142
Other	—	—	—	—
Total	$69,528	$48,674	$84,486	$202,688
As a % of total gross loans	0.60%	0.42%	0.73%	1.75%

Allowance for Credit Losses
The allowance for credit losses is the sum of the allowance for credit losses - loans and unfunded loan commitment liabilities. Unfunded loan commitment liabilities are included in “Accounts payable, accrued liabilities and other liabilities” in the unaudited Condensed Consolidated Balance Sheets. Provisions for the unfunded loan commitments are included in “General and administrative expenses” in the unaudited Condensed Consolidated Statements of Income.
The following tables present a summary of the activity in the allowance for credit losses for the periods indicated:

	Three Months Ended September 30, 2021
(Dollars in thousands)	Allowance for Credit Losses - Loans	Unfunded Loan Commitment Liabilities	Total Allowance for Credit Losses
Balance at July 1, 2021	$132,958	$5,723	$138,681
Provision for Credit Losses	4,000	2,000	6,000
Charge-offs	(716)	—	(716)
Recoveries	536	—	536
Balance at September 30, 2021	$136,778	$7,723	$144,501

	Three Months Ended September 30, 2020
(Dollars in thousands)	Allowance for Credit Losses - Loans	Unfunded Loan Commitment Liabilities	Total Allowance for Credit Losses
Balance at July 1, 2020	$75,807	$323	$76,130
Effect of Adoption of ASC 326	47,300	5,700	53,000
Provision for Credit Losses	11,800	700	12,500
Charge-offs	(2,438)	—	(2,438)
Recoveries	446	—	446
Balance at September 30, 2020	$132,915	$6,723	$139,638

6.    EQUITY AND STOCK-BASED COMPENSATION
    Restricted Stock Units. During the three months ended September 30, 2021 and 2020, the Company granted 298,644 and 435,381 restricted stock unit awards (“RSUs”) to employees and directors, and during the three months ended September 30, 2021 granted 478,353 RSU’s to the chief executive officer, which vest ratably on each of the four fiscal year ends after the issue date. All other RSUs granted during these quarters generally vest over 3 years, one-third on each anniversary date. On October 21, 2021, stockholders approved an additional one million shares for the Company’s equity compensation.
    The Company’s pre-tax income and net income for the three months ended September 30, 2021 and 2020 include stock award expense of $4.0 million and $4.4 million, with total income tax benefit of $1.2 million and $1.3 million, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At September 30, 2021, unrecognized compensation expense related to non-vested awards aggregated to $37.0 million and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year remainder:
2022	$14,021
2023	13,740
2024	7,900
2025	1,271
2026	101
Total	$37,033

    The following table presents the status and changes in restricted stock units for the periods indicated:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2020	1,445,540	$28.62
Granted	617,833	32.12
Vested	(666,790)	29.23
Forfeited	(176,113)	27.42
Non-vested balance at June 30, 2021	1,220,470	$30.18
Granted	776,997	48.50
Vested	(301,296)	28.28
Forfeited	(21,423)	32.84
Non-vested balance at September 30, 2021	1,674,748	$39.03
    The total fair value of shares vested for the three months ended September 30, 2021 was $14,485. The total fair value of shares vested for the three months ended September 30, 2020 was $6,602.

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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended
	September 30,
(Dollars in thousands, except per share data)	2021	2020
Earnings Per Common Share
Net income	$60,210	$53,022
Preferred stock dividends	—	(77)
Net income attributable to common stockholders	$60,210	$52,945
Average common shares outstanding	59,390,846	59,509,320
Total qualifying shares	59,390,846	59,509,320
Earnings per common share	$1.01	$0.89
Diluted Earnings Per Common Share
Net income attributable to common stockholders	$60,210	$52,945
Average common shares issued and outstanding	59,390,846	59,509,320
Dilutive effect of average unvested RSUs	1,253,442	417,464
Total dilutive common shares outstanding	60,644,288	59,926,784
Diluted earnings per common share	$0.99	$0.88

8.    COMMITMENTS AND CONTINGENCIES
COVID-19 Impact. The Company has closely monitored the rapid developments of and uncertainties caused by the COVID-19 pandemic. In response to the changes in economic and business conditions as a result of the COVID-19 pandemic, the Company continues to take the necessary and appropriate actions to support customers, employees, partners and shareholders.
The Company took proactive measures to manage loans that became delinquent during the recent economic downturn as a result of the COVID-19 pandemic. As of September 30, 2021, no loans were on forbearance status for a forbearance granted from any prior date. Any forbearance granted out of COVID-19 was for six months or less.
The Company will continue to monitor uncertainties caused by and developments of COVID-19.
Operating Leases. The Company leases office space under operating lease agreements scheduled to expire at various dates. The following table represents maturities of lease liabilities as of September 30, 2021 in the corresponding fiscal years:

(Dollars in thousands)
Remainder of 2022	$7,464
2023	10,216
2024	9,849
2025	9,673
2026	9,336
Thereafter	35,894
Total lease payments	82,432
Less: amount representing interest	(9,122)
Total Lease Liability	$73,310

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
At September 30, 2021, the Company had commitments to originate $60.9 million in fixed rate loans and $1,007.7 million in variable rate loans, totaling an aggregate outstanding principal balance of $1,068.7 million. At September 30, 2021, the Company’s fixed rate commitments to originate had a weighted-average rate of 1.92%. At September 30, 2021, the Company also had commitments to sell $56.1 million in fixed rate loans and none in variable rate loans, totaling an aggregate outstanding principal balance of $56.1 million.
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
The Securities Business segment added the RIA custody business from the certain assets and liabilities acquired from EAS. Refer to Note 2 - “Acquisitions” for further detail on the EAS acquisition. Operating results from the EAS acquisition are included in the unaudited consolidated statements of income from the date of acquisition and reported under the Securities Business segment.
In order to reconcile the two segments to the unaudited condensed consolidated totals, the Company includes parent-only activities and intercompany eliminations. The following tables present the operating results, goodwill, and assets of the segments:

	Three Months Ended September 30, 2021
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$142,241	$6,176	$(1,775)	$146,642
Provision for credit losses	4,000	—	—	4,000
Non-interest income	14,828	13,106	(1,232)	26,702
Non-interest expense	62,725	19,273	2,433	84,431
Income before taxes	$90,344	$9	$(5,440)	$84,913

	Three Months Ended September 30, 2020
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$123,008	$4,894	$(575)	$127,327
Provision for credit losses	11,800	—	—	11,800
Non-interest income	30,212	5,784	(141)	35,855
Non-interest expense	61,217	11,352	2,977	75,546
Income before taxes	$80,203	$(674)	$(3,693)	$75,836

	As of September 30, 2021
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$59,953	$—	$95,674
Total Assets	$13,471,669	$1,357,576	$77,505	$14,906,750

	As of June 30, 2021
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$35,501	$—	$71,222
Total Assets	$12,745,029	$1,450,512	$70,024	$14,265,565

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information about the results of operations, financial condition, liquidity, off balance sheet items and capital resources of Axos Financial, Inc. and subsidiaries (the “Company”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our financial information in our Annual Report on Form 10-K for the year ended June 30, 2021, and the interim unaudited condensed consolidated financial statements and notes thereto contained in this report.
Some matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, the effects on our business of the current novel coronavirus pandemic (“COVID-19”), the Company’s financial prospects and other projections of its performance and asset quality, our ability to continue to grow profitably and increase its business, our ability to continue to diversify lending and deposit franchises, and the anticipated timing and financial performance of other offerings, initiatives, and acquisitions, expectations of the environment in which we operate and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include uncertainties surrounding the severity, duration, and effects of the COVID-19 pandemic, our ability to successfully integrate acquisitions and realize the anticipated benefits of the transactions, changes in the interest rate environment, inflation, government regulation, general economic conditions, changes in the competitive marketplace, conditions in the real estate markets in which we operate, risks associated with credit quality, the outcome and effects of pending class action litigation filed against the Company and other risk factors discussed under the heading “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and in our Annual Report on Form 10-K for the year ended June 30, 2021, which has been filed with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.
General
Our Company, the holding company for Axos Bank (the “Bank”), is a diversified financial services company with approximately $14.9 billion in assets that provides consumer and business banking products through its online, low-cost distribution channels and affinity partners. Our Bank has deposit and loan customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and automobiles. Our Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. Our securities products and services are offered through Axos Clearing LLC (“Axos Clearing”) and its business division Axos Advisor Services (“AAS”), formerly E*TRADE Advisor Services, and Axos Invest, Inc. (“Axos Invest”), which generate interest and fee income by providing comprehensive securities clearing and custody services to introducing broker-dealers and registered investment advisor correspondents and digital investment advisory services to retail investors, respectively. Axos Financial, Inc.’s common stock is listed on the New York Stock Exchange and is a component of the Russell 2000® Index, the KBW Nasdaq Financial Technology Index, the S&P SmallCap 600® Index, the KBW Nasdaq Financial Technology Index, and the Travillian Tech-Forward Bank Index.
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
Banking Business. The Banking Business includes a broad range of banking services including online banking, concierge banking, and mortgage, vehicle and unsecured lending through online and telephonic distribution channels to serve the needs of consumer and small businesses nationally. Our deposit products consist of demand, savings, money market and time deposit accounts. In addition, the Banking Business focuses on providing deposit products nationwide to industry verticals (e.g., Title and Escrow), cash management products to a variety of businesses, and commercial & industrial and commercial real estate lending to clients. The Banking Business also includes a bankruptcy trustee and fiduciary service that provides specialized software and consulting services to Chapter 7 bankruptcy and non-Chapter 7 trustees and fiduciaries.
We distribute our loan products through our retail, correspondent and wholesale channels, and the loans we retain are primarily first mortgages secured by single family real property and by multifamily real property as well as commercial & industrial loans to businesses. Our investment securities consist of agency and non-agency mortgage-backed securities, municipal securities and other non-agency debt securities. We believe our flexibility to adjust our asset generation channels has been a competitive advantage allowing us to avoid markets and products where credit fundamentals are poor or risks and rewards are not sufficient to support our required return on equity.
Securities Business. The Securities Business includes the Clearing Broker-Dealer, Registered Investment Advisor custody business, Registered Investment Advisor, and Introducing Broker-Dealer lines of businesses. These lines of business offer products independently to their own customers as well as to Banking Business clients. The products offered by the lines of business in the Securities Business primarily generate net interest income and non-banking service fee income.
Securities services includes fully disclosed clearing services through Axos Clearing to FINRA- and SEC-registered member firms for trade execution and clearance as well as back-office services such as record keeping, trade and performance reporting, accounting, general back-office support, securities and margin lending, reorganization assistance and custody of securities. We provide financing to our brokerage customers for their securities trading activities through margin loans that are collateralized by securities, cash, or other acceptable collateral. Securities lending activities include borrowing and lending securities with other broker-dealers. These activities involve borrowing securities to cover short sales and to complete transactions in which clients have failed to deliver securities by the required settlement date, and lending securities to other broker dealers for similar purposes.
Through the RIA custody business, we provide a proprietary, turnkey technology platform for custody services for our RIA customers. This platform provides fee income and service that complement our securities business products, while also generating low cost core deposits.
Axos Invest includes our digital wealth management business, which provides our retail customers with self-directed trading and investment management services through a comprehensive and flexible technology platform.
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
COVID-19 Impact
The Company has closely monitored the rapid developments of and uncertainties caused by the COVID-19 pandemic. In response to the changes in economic and business conditions as a result of the COVID-19 pandemic, the Company continues to take the necessary and appropriate actions to support customers, employees, partners and shareholders.
The Company took proactive measures to manage loans that became delinquent during the economic downturn as a result of the COVID-19 pandemic. As of September 30, 2021, no loans were on forbearance status for a forbearance granted from any prior date. Any forbearance granted out of COVID-19 was for six months or less.

The Company will continue to monitor uncertainties caused by and developments of COVID-19.
Mergers and Acquisitions
From time to time we undertake acquisitions or similar transactions consistent with our Company’s operating and growth strategies. On August 2, 2021 Axos Clearing, LLC, acquired certain assets and liabilities of E*TRADE Advisor Services (“EAS”), rebranded Axos Advisors Services (“AAS”), the registered investment advisor custody business of Morgan Stanley. AAS adds incremental fee income, a turnkey technology platform used by independent registered investment advisors for trading and custody services, and low-cost deposits that can be used to generate fee income from other bank partners or to fund loan growth at Axos Bank. The initial purchase price of $54.6 million consists entirely of cash consideration paid upon acquisition and is pending final working capital adjustments.
The acquisition is accounted for as a business combination under the acquisition method of accounting. Accordingly, tangible and intangible assets acquired (and liabilities assumed) are recorded at their estimated fair values as of the date of acquisition. The Company allocated the purchase price to the tangible and intangible assets acquired based on information available through September 30, 2021. The Company’s accounting for the acquisition has not been finalized as the Company continues to evaluate the working capital adjustment, which is expected to have an immaterial effect on the value of the goodwill recognized. The allocation will be updated, if necessary, through the measurement period, which is no later than one year from the acquisition date.
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
Our significant accounting policies and practices are described in greater detail in Note 1 - “Summary of Significant Accounting Policies” and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2021.
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

Below is a reconciliation of net income, the nearest compatible GAAP measure, to adjusted earnings and adjusted EPS (Non-GAAP) for the periods shown:

	Three Months Ended
	September 30,
(Dollars in thousands, except per share amounts)	2021	2020
Net income	$60,210	$53,022
Acquisition-related costs	2,846	2,602
Tax effects of adjustments	(828)	(783)
Adjusted earnings (Non-GAAP)	$62,228	$54,841
Adjusted EPS (Non-GAAP)	$1.03	$0.91

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
Below is a reconciliation of total stockholders’ equity, the nearest compatible GAAP measure, to tangible book value (Non-GAAP) as of the dates indicated:

	September 30,
(Dollars in thousands)	2021	2020
Total stockholders’ equity	$1,458,621	$1,236,965
Less: preferred stock	—	5,063
Common stockholders’ equity	1,458,621	1,231,902
Less: mortgage servicing rights, carried at fair value	18,438	12,130
Less: goodwill and other intangible assets	164,944	122,817
Tangible common stockholders’ equity (Non-GAAP)	$1,275,239	$1,096,955
Common shares outstanding at end of period	59,494,633	59,215,934
Tangible book value per common share (Non-GAAP)	$21.43	$18.52

SELECTED FINANCIAL DATA
The following tables set forth certain selected financial data concerning the periods indicated:
AXOS FINANCIAL, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands)	September 30, 2021	June 30, 2021	September 30, 2020
Selected Balance Sheet Data:
Total assets	$14,906,750	$14,265,565	$13,382,238
Loans—net of allowance for credit losses	11,879,021	11,414,814	10,925,450
Loans held for sale, carried at fair value	33,344	29,768	89,454
Loans held for sale, lower of cost or fair value	11,949	12,294	14,729
Allowance for credit losses - loans	136,778	132,958	132,915
Securities—trading	1,941	1,983	423
Securities—available-for-sale	135,996	187,335	203,931
Securities borrowed	457,282	619,088	263,470
Customer, broker-dealer and clearing receivables	427,169	369,815	283,125
Total deposits	11,747,442	10,815,797	10,555,658
Advances from the FHLB	157,500	353,500	242,500
Borrowings, subordinated notes and debentures	255,896	221,358	453,843
Securities loaned	539,505	728,988	315,976
Customer, broker-dealer and clearing payables	510,040	535,425	369,428
Total stockholders’ equity	1,458,621	1,400,936	1,236,965

Capital Ratios:
Equity to assets at end of period	9.78%	9.82%	9.24%
Axos Financial, Inc.:
Tier 1 leverage (core) capital to adjusted average assets	9.19%	8.82%	8.52%
Common equity tier 1 capital (to risk-weighted assets)	10.79%	11.36%	11.08%
Tier 1 capital (to risk-weighted assets)	10.79%	11.36%	11.13%
Total capital (to risk-weighted assets)	13.10%	13.78%	14.39%
Axos Bank:
Tier 1 leverage (core) capital to adjusted average assets	10.14%	9.45%	8.83%
Common equity tier 1 capital (to risk-weighted assets)	11.89%	12.28%	11.52%
Tier 1 capital (to risk-weighted assets)	11.89%	12.28%	11.52%
Total capital (to risk-weighted assets)	12.80%	13.21%	12.55%
Axos Clearing, LLC:
Net capital	39,663	35,950	34,322
Excess capital	31,435	27,904	28,830
Net capital as a percentage of aggregate debit items	9.64%	8.94%	12.50%
Net capital in excess of 5% aggregate debit items	19,092	15,836	20,590

AXOS FINANCIAL, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	At or for the Three Months Ended
	September 30,
(Dollars in thousands, except per share data)	2021	2020
Selected Income Statement Data:
Interest and dividend income	$158,310	$149,889
Interest expense	11,668	22,562
Net interest income	146,642	127,327
Provision for credit losses	4,000	11,800
Net interest income after provision for credit losses	142,642	115,527
Non-interest income	26,702	35,855
Non-interest expense	84,431	75,546
Income before income tax expense	84,913	75,836
Income tax expense	24,703	22,814
Net income	$60,210	$53,022
Net income attributable to common stock	$60,210	$52,945

Per Common Share Data:
Net income:
Basic	$1.01	$0.89
Diluted	$0.99	$0.88
Adjusted earnings (Non-GAAP)	$1.03	$0.91
Book value	$24.52	$20.80
Tangible book value (Non-GAAP)	$21.43	$18.52

Weighted average number of common shares outstanding:
Basic	59,390,846	59,509,320
Diluted	60,644,288	59,926,784
Common shares outstanding at end of period	59,494,633	59,215,934
Common shares issued at end of period	68,370,617	67,622,935

Performance Ratios and Other Data:
Loan originations for investment	$2,092,279	$1,330,812
Loan originations for sale	$209,967	$440,804
Return on average assets	1.66%	1.56%
Return on average common stockholders’ equity	16.20%	17.26%
Interest rate spread[1]	4.04%	3.62%
Net interest margin[2]	4.22%	3.84%
Net interest margin[2] – Banking Business Segment only	4.48%	3.91%
Efficiency ratio[3]	48.71%	46.30%
Efficiency ratio[3] – Banking Business Segment only	39.93%	39.95%

Asset Quality Ratios:
Net annualized charge-offs to average loans	0.01%	0.07%
Non-performing loans to total loans	1.12%	1.56%
Non-performing assets to total assets	0.94%	1.33%
Allowance for credit losses - loans to total loans held for investment at end of period	1.14%	1.20%
Allowance for credit losses - loans to non-performing loans	101.97%	77.23%
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

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2021 and 2020
For the three months ended September 30, 2021, we had net income of $60.2 million compared to net income of $53.0 million for the three months ended September 30, 2020. Net income attributable to common stockholders was $60.2 million or $0.99 per diluted share for the three months ended September 30, 2021 compared to net income attributable to common stockholders of $52.9 million or $0.88 per diluted share for the three months ended September 30, 2020.
Adjusted earnings and adjusted EPS, non-GAAP measures, which exclude non-cash amortization expenses and non-recurring costs related to mergers and acquisitions expenses, increased 13.5% to $62.2 million and $1.03, for the quarter ended September 30, 2021 compared to $54.8 million and $0.91, respectively, for the quarter ended September 30, 2020.
Net Interest Income
Net interest income for the three months ended September 30, 2021 totaled $146.6 million, an increase of 15.2% compared to net interest income of $127.3 million for the three months ended September 30, 2020. The growth of net interest income for the three months ended September 30, 2021 compared to September 30, 2020 is primarily due to increased average earnings assets from net loan portfolio growth and reduced rates paid on interest-bearing demand and savings deposits and time deposits, partially offset by reduced yields on interest earning assets. During the three months ended September 30, 2021, non-interest bearing deposits increased $1,158.1 million, primarily from the deposits acquired through the acquisition of AAS.
Total interest and dividend income during the three months ended September 30, 2021 increased 5.6% to $158.3 million, compared to $149.9 million during the three months ended September 30, 2020. The increase in interest and dividend income for the three months ended September 30, 2021 was primarily attributable to the growth in average earning assets from loan originations and securities borrowed and margin lending, partially offset by reduced yields on loans and securities borrowed and margin lending. The average balance of loans and securities borrowed increased by 7.6% and 84.6%, respectively, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Total interest expense was $11.7 million for the three months ended September 30, 2021, a decrease of $10.9 million or 48.3% as compared with the quarter ended September 30, 2020. The decrease in the average cost of funds rate for the three months ended September 30, 2021 compared to 2020 was primarily due to a 30 basis point decrease in average rates paid on interest-bearing demand and savings deposits due to decreases in prevailing market deposit rates, an 81 basis point decrease in average rates paid on time deposits due to decreases in prevailing deposit rates across the industry and a 33.8% decrease in the average balance of time deposits. During the three months ended September 30, 2021, non-interest bearing deposits increased $1,158.1 million, primarily from the EAS acquisition replacing interest bearing deposits and borrowings.
Net interest margin, defined as annualized net interest income divided by average interest-earning assets, increased by 38 basis points to 4.22% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. During the three months ended September 30, 2021, the primary contributors to the 38 basis point increase were the increase in non-interest bearing deposits of $1,158.1 million, primarily from the deposits acquired through the acquisition of AAS, along with a reduction in the level of low-yielding interest-earning deposits in other financial institutions.

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

	For the Three Months Ended
	September 30,
	2021			2020
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$11,662,383	$149,176	5.12%	$10,842,218	$141,424	5.22%
Interest-earning deposits in other financial institutions	1,163,143	591	0.20%	1,706,582	507	0.12%
Mortgage-backed and other investment securities[4]	156,360	1,421	3.64%	189,631	2,677	5.65%
Securities borrowed and margin lending[5]	903,542	6,851	3.03%	489,565	5,077	4.15%
Stock of the regulatory agencies	20,694	271	5.24%	20,609	204	3.96%
Total interest-earning assets	13,906,122	158,310	4.55%	13,248,605	149,889	4.53%
Non-interest-earning assets	596,295			362,957
Total assets	$14,502,417			$13,611,562
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$6,564,620	$3,567	0.22%	$7,052,323	$9,091	0.52%
Time deposits	1,363,061	4,145	1.22%	2,058,540	10,463	2.03%
Securities loaned	660,040	251	0.15%	302,601	124	0.16%
Advances from the FHLB	295,402	1,016	1.38%	242,500	1,372	2.26%
Borrowings, subordinated notes and debentures	223,837	2,689	4.81%	256,563	1,512	2.36%
Total interest-bearing liabilities	9,106,960	11,668	0.51%	9,912,527	22,562	0.91%
Non-interest-bearing demand deposits	3,191,171			1,903,205
Other non-interest-bearing liabilities	717,725			563,450
Stockholders’ equity	1,486,561			1,232,380
Total liabilities and stockholders’ equity	$14,502,417			$13,611,562
Net interest income		$146,642			$127,327
Interest rate spread[6]			4.04%			3.62%
Net interest margin[7]			4.22%			3.84%
1Average balances are obtained from daily data.
2Annualized.
3Loans include loans held for sale, loan premiums and unearned fees.
4Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Loans include average balances of $26.7 million and $27.5 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2021 and 2020 three-month periods, respectively.
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

	For the Three Months Ended
	September 30,
	2021 vs 2020
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Increase (decrease) in interest income:
Loans	$10,512	$(2,760)	$7,752
Interest-earning deposits in other financial institutions	(193)	277	84
Mortgage-backed and other investment securities	(415)	(841)	(1,256)
Securities borrowed and margin lending	3,423	(1,649)	1,774
Stock of the regulatory agencies	1	66	67
	$13,328	$(4,907)	$8,421
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$(591)	$(4,933)	$(5,524)
Time deposits	(2,897)	(3,421)	(6,318)
Securities loaned	135	(8)	127
Advances from the FHLB	256	(612)	(356)
Borrowings, subordinated notes and debentures	(215)	1,392	1,177
	$(3,312)	$(7,582)	$(10,894)

Provision for Credit Losses
The provision for credit losses was $4.0 million for the three months ended September 30, 2021 compared to $11.8 million for the three months ended September 30, 2020. The decrease in the provision was primarily due to a $6.5 million additional reserve for non-recurring Refund Advance loans for the three months ended September 30, 2020, and favorable changes in economic and business conditions resulting from the reduced levels of COVID-19 infections between September 30, 2020 and September 30, 2021. Provisions for credit losses for the three months ended September 30, 2021 were primarily comprised of provisions in commercial real estate and consumer and auto due to growth in these segments of the loan portfolio, partially offset by a decrease in provisions for commercial and industrial - non-RE as a result of changes in loan mix in this loan portfolio segment. Provisions for credit losses are charged to income to bring the allowance for credit losses - loans to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Asset Quality and Allowance for Credit Losses - Loans.”

Non-Interest Income
The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2021	2020	Inc (Dec)
Prepayment penalty fee income	$2,986	$1,368	$1,618
Gain on sale – other	17	334	(317)
Mortgage banking income	5,253	19,567	(14,314)
Broker-dealer fee income	11,766	5,702	6,064
Banking and service fees	6,680	8,884	(2,204)
Total non-interest income	$26,702	$35,855	$(9,153)
Non-interest income decreased $9.2 million to $26.7 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease was primarily the result of a decrease of $14.3 million in mortgage banking income, a decrease of $2.2 million in banking and service fees primarily due to Emerald Prepaid Mastercard® and Refund Transfer products associated with H&R Block that did not recur in the three months ended September 30, 2021, partially offset by an increase of $6.1 million in broker-dealer fee income driven by custody and mutual fund fees earned by the newly acquired AAS division and an increase of $1.6 million in prepayment penalty fee income.

Non-Interest Expense
    The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2021	2020	Inc (Dec)
Salaries and related costs	$40,737	$38,623	$2,114
Data processing	12,092	7,928	4,164
Advertising and promotional	3,372	2,556	816
Depreciation and amortization	5,728	6,186	(458)
Professional services	4,545	5,999	(1,454)
Occupancy and equipment	3,181	3,011	170
FDIC and regulator fees	2,266	2,692	(426)
Broker-dealer clearing charges	4,005	2,257	1,748
Other general and administrative	8,505	6,294	2,211
Total non-interest expenses	$84,431	$75,546	$8,885
Non-interest expense, which is comprised of compensation, data processing, depreciation and amortization, advertising and promotional, professional services, occupancy and equipment, FDIC and regulator fees, broker-dealer clearing charges and other operating expenses, was $84.4 million for the three months ended September 30, 2021, up from $75.5 million for the three months ended September 30, 2020. The increase in non-interest expense for the three months ended September 30, 2021 was generally due to the addition of AAS and the expansion of the Company specifically in areas related to lending and deposits.
Total salaries and related costs increased $2.1 million to $40.7 million for the quarter ended September 30, 2021, compared to $38.6 million for the quarter ended September 30, 2020, due to increased staffing levels as a result of the AAS acquisition. Our staff increased to 1,282 from 1,108, or 15.7% between September 30, 2021 and September 30, 2020, which includes the addition of 124 employees for AAS.
Data processing expense increased $4.2 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was primarily due to additions enhancements to customer interfaces and the Company’s core processing systems.
Depreciation and amortization expense decreased $0.5 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The decrease largely resulted from useful lives terminating on certain intangible assets acquired through acquisitions that reached the end of their useful lives as planned prior to the three months ended September 30, 2021.
Advertising and promotional expense increased $0.8 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was primarily due to increased lead generation and deposit marketing costs.
Professional services, which include accounting, consulting and legal fees, decreased $1.5 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease is primarily the result of lower legal expenses.
Occupancy and equipment expense increased $0.2 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, due to annual increases in our office space lease agreements and the addition of an assumed office space lease for our AAS employees.
The cost of our FDIC and OCC standard regulatory charges decreased $0.4 million for the three months ended September 30, 2021, compared to the three month period ending September 30, 2020 due to the changes in the Bank’s mix of liabilities used for the assessment. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.
Broker-dealer clearing charges increased $1.7 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was attributable to increased activity and correlated clearing charges in the Securities Business including the acquisition of AAS.

Other general and administrative costs increased by $2.2 million for the three months ended September 30, 2021, compared to the three month period ended September 30, 2020 primarily related a $2.0 million provision to allowance for credit losses of unfunded commitments.
Provision for Income Taxes
Income tax expense was $24.7 million for the three months ended September 30, 2021 compared to $22.8 million for three months ended September 30, 2020. Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended September 30, 2021 and 2020 were 29.09% and 30.08%, respectively. The change in effective income tax rates between periods are primarily the result of changes in tax benefits from stock compensation.
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

	Three Months Ended September 30, 2021
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$142,241	$6,176	$(1,775)	$146,642
Provision for credit losses	4,000	—	—	4,000
Non-interest income	14,828	13,106	(1,232)	26,702
Non-interest expense	62,725	19,273	2,433	84,431
Income before taxes	$90,344	$9	$(5,440)	$84,913

	Three Months Ended September 30, 2020
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$123,008	$4,894	$(575)	$127,327
Provision for credit losses	11,800	—	—	11,800
Non-interest income	30,212	5,784	(141)	35,855
Non-interest expense	61,217	11,352	2,977	75,546
Income before taxes	$80,203	$(674)	$(3,693)	$75,836
Banking Business
For the three months ended September 30, 2021, we had income before taxes of $90.3 million compared to income before taxes of $80.2 million for the three months ended September 30, 2020. For the three months ended September 30, 2021, the increase in income before taxes was related to increased net interest income due to an increase in average earning assets, a reduction in the rates paid on interest-bearing deposits, and a decrease in the provision for credit losses, partially offset by a decrease in non-interest income primarily driven by decreased mortgage banking income.
We consider the ratios shown in the table below to be key indicators of the performance of our Banking Business segment:

	At or for the Three Months Ended
	September 30, 2021	September 30, 2020
Efficiency ratio	39.93%	39.95%
Return on average assets	1.92%	1.78%
Interest rate spread	4.34%	3.70%
Net interest margin	4.48%	3.91%

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

	For the Three Months Ended
	September 30,
	2021			2020
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$11,622,074	$148,843	5.12%	$10,790,869	$140,678	5.21%
Interest-earning deposits in other financial institutions	879,856	337	0.15%	1,542,335	392	0.10%
Mortgage-backed and other investment securities[4]	180,545	1,546	3.43%	227,081	2,856	5.03%
Stock of the regulatory agencies	17,824	270	6.06%	17,250	203	4.71%
Total interest-earning assets	12,700,299	150,996	4.76%	12,577,535	144,129	4.58%
Non-interest-earning assets	286,810			152,209
Total assets	$12,987,109			$12,729,744
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$6,614,799	$3,594	0.22%	$7,099,034	$9,155	0.52%
Time deposits	1,363,061	4,145	1.22%	2,058,540	10,463	2.03%
Advances from the FHLB	295,402	1,016	1.38%	242,500	1,372	2.26%
Borrowings, subordinated notes and debentures	43	—	—%	151,952	132	0.35%
Total interest-bearing liabilities	8,273,305	8,755	0.42%	9,552,026	21,122	0.88%
Non-interest-bearing demand deposits	3,238,709			1,918,856
Other non-interest-bearing liabilities	124,213			135,467
Stockholders’ equity	1,350,882			1,123,395
Total liabilities and stockholders’ equity	$12,987,109			$12,729,744
Net interest income		$142,241			$123,007
Interest rate spread[5]			4.34%			3.70%
Net interest margin[6]			4.48%			3.91%
1Average balances are obtained from daily data.
2Annualized.
3Loans include loans held for sale, loan premiums and unearned fees.
4Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans include average balances of $26.7 million and $27.5 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2021 and 2020 three-month periods, respectively.
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

	For the Three Months Ended
	September 30
	2021 vs 2020
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Increase / (decrease) in interest income:
Loans	$10,636	$(2,471)	$8,165
Interest-earning deposits in other financial institutions	(204)	149	(55)
Mortgage-backed and other investment securities	(513)	(797)	(1,310)
Stock of the regulatory agencies, at cost	7	60	67
	$9,926	$(3,059)	$6,867
Increase / (decrease) in interest expense:
Interest-bearing demand and savings	$(588)	$(4,973)	$(5,561)
Time deposits	(2,897)	(3,421)	(6,318)
Advances from the FHLB	256	(612)	(356)
Borrowings, subordinated notes and debentures	(66)	(66)	(132)
	$(3,295)	$(9,072)	$(12,367)
The Banking segment’s net interest income for the three months ended September 30, 2021 totaled $142.2 million, an increase of 15.6%, compared to net interest income of $123.0 million for the three months ended September 30, 2020. The growth of net interest income for the three months ended September 30, 2021 is primarily due to an increase in average interest-earning assets and lowered funding costs from interest-bearing demand and savings deposits and time deposits.
The Banking segment’s non-interest income decreased $15.4 million from $30.2 million to $14.8 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The $15.4 million decrease in non-interest income for the three months ended September 30, 2021, was primarily the result of a decrease in mortgage banking income of $14.3 million and a decrease in banking and service fees of $2.2 million, partially offset by an increase in prepayment penalty fee income of $1.6 million.
The Banking segment’s non-interest expense increased $1.5 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. For the three months ended September 30, 2021 compared to the three months ended September 30, 2020, the $1.5 million increase of non-interest expense was primarily due to an increase of $3.8 million for data processing, an increase in advertising and promotional expenses of $1.9 million, and an increase in other general and administrative costs of $1.7 million, partially offset by a decrease of $2.8 million for salaries and a decrease in professional services of $1.6 million.
Securities Business
For the three months ended September 30, 2021, our Securities Business segment had income before taxes of $9.0 thousand compared to a loss before taxes of $0.7 million for the three months ended September 30, 2020.
Net interest income for the three months ended September 30, 2021, increased $1.3 million to $6.2 million compared to $4.9 million for the three months ended September 30, 2020, primarily as a result of increase in the average interest-earning balance of securities borrowed and margin lending. In the Securities Business, interest is earned through margin loan balances, securities borrowed, and cash deposit balances. Interest expense is incurred from cash borrowed through bank lines and securities lending.
The non-interest income during the three months ended September 30, 2021, was $13.1 million compared to $5.8 million for the three months ended September 30, 2020. The increase of $7.3 million is the result of an increase of $5.3 million attributable to the addition of AAS custody and mutual funds fees, an increase of $0.8 million of clearing and custodial related fees, an increase of $0.6 million in correspondent fees, an increase of $0.5 million in fees earned on FDIC insured bank deposits, and an increase of $0.1 million of clearing technology services.
Non-interest expense increased $7.9 million to $19.3 million for the three months ended September 30, 2021 from the $11.4 million for the three months ended September 30, 2020. The increase was primarily related to an increase of $4.4 million in salaries and related expenses related to staffing and the acquisition of AAS, an increase of $1.7 million in broker-dealer clearing charges, an increase of $0.6 million in occupancy and equipment expense, and an increase of $0.4 million depreciation and amortization expense.
The following table provides selected information for Axos Clearing LLC as of or for the three months ended:

(Dollars in thousands)	September 30, 2021	September 30, 2020
Compensation as a % of net revenue	43.8%	40.1%
FDIC insured deposit program balances at banks (end of period)	$1,971,355	$672,822
Customer margin balances (end of period)	$340,995	$252,867
Cash reserves for the benefit of customers (end of period)	$269,358	$214,550

Securities lending:
Interest-earning assets – stock borrowed (end of period)	$457,282	$263,470
Interest-bearing liabilities – stock loaned (end of period)	$539,505	$315,976

FINANCIAL CONDITION
Balance Sheet Analysis
Our total assets increased $0.6 billion, or 4.5%, to $14.9 billion, as of September 30, 2021, up from $14.3 billion at June 30, 2021. The increase in total assets was primarily due to an increase of $464.2 million in loans. Total liabilities increased $0.6 billion, primarily from an increase in deposits of $931.6 million, partially offset by a decrease in securities loaned of $189.5 million.
Loans
Net loans held for investment increased 4.1% to $11.9 billion at September 30, 2021 from $11.4 billion at June 30, 2021. The increase in the loan portfolio was primarily due to loan originations of $2.1 billion, partially offset by loan repayments and other adjustments of $1.6 billion.
The following table sets forth the composition of the loan portfolio as of the dates indicated:

	September 30, 2021		June 30, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single Family - Mortgage & Warehouse	$4,341,174	36.1%	$4,359,472	37.8%
Multifamily and Commercial Mortgage	2,458,200	20.4%	2,470,454	21.4%
Commercial Real Estate	3,492,926	29.1%	3,180,453	27.5%
Commercial & Industrial - Non-RE	1,239,354	10.3%	1,123,869	9.7%
Auto & Consumer	446,656	3.7%	362,180	3.1%
Other	42,672	0.4%	58,316	0.5%
Total gross loans	12,020,982	100.0%	11,554,744	100.0%
Allowance for credit losses - loans	(136,778)		(132,958)
Unaccreted discounts and loan fees	(5,183)		(6,972)
Total net loans	$11,879,021		$11,414,814

The Bank originates some single family interest only loans with terms that include repayments that are less than the repayments for fully amortizing loans. The Bank’s lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Bank monitors and performs reviews of interest only loans. Adverse trends reflected in the Company’s delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of September 30, 2021, the Company had $1,076.9 million of interest only mortgage loans.

Asset Quality and Allowance for Credit Losses - Loans
Non-performing Assets
Non-performing loans are comprised of loans past due 90 days or more on nonaccrual status and other nonaccrual loans. Non-performing assets include non-performing loans plus other real estate owned and repossessed vehicles. At September 30, 2021, our non-performing loans totaled $134.1 million, or 1.12% of total gross loans and our total non-performing assets totaled $140.5 million, or 0.94% of total assets.
Non-performing loans and foreclosed assets or “non-performing assets” consisted of the following as of the dates indicated:

(Dollars in thousands)	September 30, 2021	June 30, 2021	Inc (Dec)
Non-performing assets:
Non-accrual loans:
Single Family - Mortgage & Warehouse	$111,257	$105,708	$5,549
Multifamily and Commercial Mortgage	6,964	20,428	(13,464)
Commercial Real Estate	15,539	15,839	(300)
Commercial & Industrial - Non-RE	—	2,942	(2,942)
Auto & Consumer	374	278	96
Total non-performing loans	134,134	145,195	(11,061)
Foreclosed real estate	6,114	6,547	(433)
Repossessed—Auto and RV	206	235	(29)
Total non-performing assets	$140,454	$151,977	$(11,523)
Total non-performing loans as a percentage of total loans	1.12%	1.26%	(0.14)%
Total non-performing assets as a percentage of total assets	0.94%	1.10%	(0.16)%

Total non-performing assets decreased from $152.0 million at June 30, 2021 to $140.5 million at September 30, 2021. The decrease in non-performing assets is primarily attributable to resolutions in multifamily and commercial mortgage loans. The Company ended forbearance for all single family mortgage borrowers during the quarter ended September 30, 2020. The weighted average LTV of the non-performing single family mortgage loans is 51.3%.
The Bank had no performing troubled debt restructurings at September 30, 2021 and June 30, 2021. A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent or temporary modifications of principal and interest payments or an extension of maturity dates. When a loan is delinquent and classified as a troubled debt restructuring no interest is accrued until the borrower demonstrates over time (typically six months) that it can make payments. When a loan is considered a troubled debt restructuring and is on nonaccrual, it is considered non-performing and included in the table above.
Allowance for Credit Losses - Loans
On July 1, 2020, the Company adopted ASC 326. The update replaces the historical incurred loss model to a current expected loss model, resulting generally, in earlier recognition of loss. Refer to Note 1 - Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 for further detail on the accounting adoption along with detail of the processes and approaches involved in determining the allowance for credit losses under the new guidance.

The following table reflects management’s allocation of the allowance for credit losses - loans by loan category and the ratio of each loan category to total loans as of the dates indicated:

	September 30, 2021		June 30, 2021
(Dollars in thousands)	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
Single Family Real Estate	$25,329	18.5%	$26,604	20.0%
Multifamily Real Estate	13,359	9.8%	13,146	9.9%
Commercial Real Estate	65,223	47.7%	57,928	43.6%
Commercial and Industrial - Non-RE	22,519	16.5%	28,460	21.4%
Consumer and Auto	10,007	7.3%	6,519	4.9%
Other	341	0.2%	301	0.2%
Total	$136,778	100.0%	$132,958	100.0%

The provision for credit losses was $4.0 million for the three months ended September 30, 2021 compared to $11.8 million for the three months ended September 30, 2020. The decrease in the provision was primarily due to a $6.5 million additional reserve for non-recurring Refund Advance loans for the three months ended September 30, 2020, and favorable changes in economic and business conditions resulting from the COVID-19 pandemic between September 30, 2020 and September 30, 2021. Provisions for credit losses for the three months ended September 30, 2021 were primarily comprised of provisions in commercial real estate and consumer and auto due to growth in these segments of the loan portfolio, partially offset by a decrease in provisions for commercial and industrial - non-RE as a result of changes in loan mix in this loan portfolio segment. We believe that the lower average LTV in the Bank’s mortgage loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks. The resolution of the Bank’s existing other real estate owned and non-performing loans should not have a significant adverse impact on our operating results.
Investment Securities
Total investment securities were $137.9 million as of September 30, 2021, compared with $189.3 million at June 30, 2021. During the three months ended September 30, 2021, we purchased securities for $7.0 million, and received principal repayments of approximately $57.8 million in our available-for-sale portfolio. The remainder of the change for the available-for-sale portfolio is attributable to accretion and other activities.
Deposits
Deposits increased by $931.6 million, or 8.6%, to $11,747.4 million at September 30, 2021, from $10,815.8 million at June 30, 2021. Interest bearing deposits decreased $94.1 million and time deposits decreased $132.4 million as higher costing deposits were run off. Non-interest bearing deposits increased $1,158.1 million, or 46.8%, to $3,632.5 million at September 30, 2021, from $2,474.4 million at June 30, 2021, primarily due to deposits provided by the AAS acquisition.
The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	September 30, 2021		June 30, 2021
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$3,632,521	—%	$2,474,424	—%
Interest-bearing:
Demand	3,582,826	0.14%	3,369,845	0.15%
Savings	3,151,651	0.22%	3,458,687	0.21%
Total interest-bearing demand and savings	6,734,477	0.18%	6,828,532	0.18%
Time deposits:
$250 and under[2]	962,782	1.31%	1,070,139	1.30%
Greater than $250	417,662	0.54%	442,702	1.03%
Total time deposits	1,380,444	1.08%	1,512,841	1.22%
Total interest bearing[2]	8,114,921	0.33%	8,341,373	0.37%
Total deposits	$11,747,442	0.23%	$10,815,797	0.29%
1 Based on weighted-average stated interest rates at end of period.

2 The total interest-bearing includes brokered deposits of $704.3 million and $621.4 million as of September 30, 2021 and June 30, 2021, respectively, of which $370.2 million and $380.0 million, respectively, are time deposits classified as $250 and under.

The following table sets forth the number of accounts by type as of the date indicated:

	September 30, 2021	June 30, 2021	September 30, 2020
Non-interest bearing prepaid and other accounts	38,725	36,726	2,887,751
Interest-bearing checking and savings accounts	342,860	336,068	314,774
Time deposits	11,082	12,815	16,594
Total number of accounts	392,667	385,609	3,219,119
Our non-interest bearing, prepaid and other accounts contained two omnibus accounts that when condensed for regulatory reporting purposes result in 29,317 accounts at September 30, 2020. The decrease in the number of accounts is the result of the termination of our third-party prepaid card relationships, such as H&R Block, due to the reduction of our interchange fees effective July 1, 2020 as a result of the Durbin Amendment.
Borrowings
The following table sets forth the composition of our borrowings and the interest rates at the dates indicated:

	September 30, 2021		June 30, 2021		September 30, 2020
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB Advances	$157,500	2.29%	$353,500	1.18%	$242,500	2.22%
Borrowings, subordinated notes and debentures	255,896	4.05%	221,358	4.68%	453,843	3.14%
Total borrowings	$413,396	3.38%	$574,858	0.73%	$696,343	2.82%

Weighted average cost of borrowings during the quarter	2.85%		2.93%		2.30%
Borrowings as a percent of total assets	2.77%		4.03%		5.20%

At September 30, 2021, total borrowings amounted to $413.4 million, down $161.5 million or 28.09%, from June 30, 2021 and down $282.9 million or 40.63% from September 30, 2020. Borrowings as a percent of total assets were 2.8%, 4.0% and 5.2% at September 30, 2021, June 30, 2021 and September 30, 2020, respectively. Weighted average cost of borrowings during the quarter were 2.85%, 2.93% and 2.30% for the quarters ended September 30, 2021, June 30, 2021 and September 30, 2020, respectively.
We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the origination of loans and to provide us with interest rate risk protection should rates rise.
Stockholders’ Equity
Stockholders’ equity increased $57.7 million to $1,458.6 million at September 30, 2021 compared to $1,400.9 million at June 30, 2021. The increase was the result of our net income for the three months ended September 30, 2021 of $60.2 million, partially offset by stock compensation expense and restricted stock units vesting which combined for a decrease of $2.0 million and a $0.5 million decrease in other comprehensive income, net of tax.
During the three months ended September 30, 2021, the Company did not repurchase any common stock shares. The Company has $52.8 million remaining under the Board authorized stock repurchase program.

LIQUIDITY
Cash flow information is as follows:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2021	2020
Operating Activities	$(133,441)	$66,291
Investing Activities	$(398,948)	$(316,103)
Financing Activities	$764,046	$(578,546)
During the three months ended September 30, 2021, we had net cash outflows from operating activities of $133.4 million compared to inflows of $66.3 million for the three months ended September 30, 2020, primarily due to net income for each period. Net operating cash inflows and outflows fluctuate primarily due to the timing of the following: originations of loans held for sale, proceeds from loan sales, securities borrowed and loaned, and customer, broker-dealer and clearing receivables and payables, and changes in other assets and payables were the primary drivers.
Net cash outflows from investing activities totaled $398.9 million for the three months ended September 30, 2021, while outflows totaled $316.1 million for the three months ended September 30, 2020. The increase in outflows was primarily due to increased originations of loans partially offset by increased repayments on loans and the $54.6 million acquisition of AAS.
Net cash inflows from financing activities totaled $764.0 million for the three months ended September 30, 2021, compared to net cash outflows from financing activities of $578.5 million for the three months ended September 30, 2020. The primary driver behind the increase in net cash inflows was increased deposits provided by the acquisition of AAS for the three months ended September 30, 2021.
During the three months ended September 30, 2021, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At September 30, 2021, the Company had $1,709.3 million available immediately and $3,388.7 million available with additional collateral. At September 30, 2021, we also had two unsecured federal funds purchase lines with two different banks totaling $175.0 million, under which no borrowings were outstanding.
The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At September 30, 2021, the Bank did not have any borrowings outstanding and the amount available from this source was $2,024.3 million. The credit line is collateralized by consumer loans and mortgage-backed securities.
Axos Clearing has a total of $99.4 million uncommitted secured lines of credit available for borrowing as needed. As of September 30, 2021, there was $70.6 million outstanding. These credit facilities bear interest at rates based on the Federal Funds rate and are due upon demand.
Axos Clearing has a $50 million committed unsecured line of credit available for limited purpose borrowing. As of September 30, 2021, there was $0 million outstanding. This credit facility bears interest at rates based on the Federal Funds rate and are due upon demand.
We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies for the next 12 months and beyond. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.
OFF-BALANCE SHEET COMMITMENTS
At September 30, 2021, we had commitments to originate loans with an aggregate outstanding principal balance of $1,068.7 million, and commitments to sell loans with an aggregate outstanding principal balance of $56.1 million. We have no commitments to purchase loans, investment securities or any other unused lines of credit.
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

CAPITAL RESOURCES AND REQUIREMENTS
Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our unaudited condensed consolidated financial statements. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for our Company and Bank. Information presented for September 30, 2021, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. At September 30, 2021, our Company and Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since September 30, 2021 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Company and Bank elected the CECL 5-year transition guidance for calculating regulatory capital ratios and the September 30, 2021 ratios include this election. This guidance allows an entity to add back to capital 100% of the capital impact from the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through June 30, 2023. This cumulative amount will then be phased out of regulatory capital over the next three years.
The Company’s and Bank’s estimated capital amounts, capital ratios and capital requirements under Basel III were as follows:

	Axos Financial, Inc.		Axos Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in millions)	September 30, 2021	June 30, 2021	September 30, 2021	June 30, 2021
Regulatory Capital:
Tier 1	$1,320	$1,309	$1,313	$1,263
Common equity tier 1	$1,320	$1,309	$1,313	$1,263
Total capital (to risk-weighted assets)	$1,603	$1,588	$1,413	$1,358

Assets:
Average adjusted	$14,365	$14,851	$12,952	$13,360
Total risk-weighted	$12,231	$11,523	$11,043	$10,283

Regulatory Capital Ratios:
Tier 1 leverage (core) capital to adjusted average assets	9.19%	8.82%	10.14%	9.45%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	10.79%	11.36%	11.89%	12.28%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	10.79%	11.36%	11.89%	12.28%	8.00%	6.00%
Total capital (to risk-weighted assets)	13.10%	13.78%	12.80%	13.21%	10.00%	8.00%
Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At September 30, 2021, our Company and Bank are in compliance with the capital conservation buffer requirement, which sets the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums to 7.0%, 8.5% and 10.5%, respectively.

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
The net capital positions of Axos Clearing were as follows:

(Dollars in thousands)	September 30, 2021	June 30, 2021
Net capital	$39,663	$35,950
Excess Capital	$31,435	$27,904

Net capital as a percentage of aggregate debit items	9.64%	8.94%
Net capital in excess of 5% aggregate debit items	$19,092	$15,836
Axos Clearing as a clearing broker, is subject to SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the benefit of customers. At September 30, 2021, the Company had a deposit requirement of $241.0 million and maintained a deposit of $214.3 million. On October 1, 2021, the company made a deposit of $31.0 million.
Certain broker-dealers have chosen to maintain brokerage customer accounts at Axos Clearing. To allow these broker-dealers to classify their assets held by the Company as allowable assets in their computation of net capital, the Company computes a separate reserve requirement for Proprietary Accounts of Brokers (PAB). At September 30, 2021, the Company had a deposit requirement of $47.8 million and maintained a deposit of $55.0 million. On October 1, 2021, the Company made a withdrawal in the amount of $6.9 million.
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

Banking Business
The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at September 30, 2021 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	September 30, 2021
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$966,301	$—	$—	$—	$966,301
Securities[1]	132,274	1,684	12,025	14,957	160,940
Stock of the FHLB, at cost	17,250	—	—	—	17,250
Loans—net of allowance for credit loss	7,618,288	1,504,579	2,806,303	46,635	11,975,805
Loans held for sale	45,293	—	—	—	45,293
Total interest-earning assets	8,779,406	1,506,263	2,818,328	61,592	13,165,589
Non-interest earning assets	—	—	—	—	306,080
Total assets	$8,779,406	$1,506,263	$2,818,328	$61,592	$13,471,669
Interest-bearing liabilities:
Interest-bearing deposits	$6,154,180	$1,513,649	$486,745	$171	$8,154,745
Advances from the FHLB	5,000	40,000	52,500	60,000	157,500
Borrowings, subordinated notes and debentures	126,088	—	—	14,000	140,088
Total interest-bearing liabilities	6,285,268	1,553,649	539,245	74,171	8,452,333
Other non-interest-bearing liabilities	—	—	—	—	3,672,639
Stockholders’ equity	—	—	—	—	1,346,697
Total liabilities and equity	$6,285,268	$1,553,649	$539,245	$74,171	$13,471,669
Net interest rate sensitivity gap	$2,494,138	$(47,386)	$2,279,083	$(12,579)	$4,713,256
Cumulative gap	$2,494,138	$2,446,752	$4,725,835	$4,713,256	$4,713,256
Net interest rate sensitivity gap—as a % of total interest earning assets	18.94%	(0.36)%	17.31%	(0.10)%	35.80%
Cumulative gap—as % of total interest earning assets	18.94%	18.58%	35.90%	35.80%	35.80%
1    Comprised of agency and non-agency mortgage-backed securities, municipal securities and other non-agency debt securities, which are classified as available-for-sale.
The above table provides an approximation of the projected re-pricing of assets and liabilities at September 30, 2021 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are based on historical experience. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience. Actual repayments of these instruments could vary substantially if future experience differs from our historic experience.
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

The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the future 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Bank assumes no growth in the balance sheet other than for retained earnings:

	As of September 30, 2021
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$585,772	10.6%	$570,219	11.7%
Base	$529,586	—%	$510,581	—%
Down 100 basis points	$519,007	(2.0)%	$492,226	(3.6)%
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
The following table indicates the sensitivity of market value of equity to the interest rate movement described above:

	As of September 30, 2021
(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$1,645,754	4.6%	12.2%
Up 200 basis points	$1,670,166	6.2%	12.3%
Up 100 basis points	$1,633,809	3.9%	11.9%
Base	$1,572,806	—%	11.4%
Down 100 basis points	$1,370,455	(12.9)%	9.8%
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
At September 30, 2021, Axos Clearing held municipal obligations. These positions were classified as trading securities and had maturities greater than 10 years.
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

ITEM 1A.RISK FACTORS
We face a variety of risks that are inherent in our business and our industry. These risks are described in more detail under Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2021. We encourage you to read these factors in their entirety. Moreover, other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth our market repurchases of Axos common stock and the Axos common shares retained in connection with net settlement of restricted stock awards during the quarter ended September 30, 2021.

(Dollars in thousands, except per share data)	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases[1]
Quarter Ended September 30, 2021
July 1, 2021 to July 31, 2021	—	$—	—	$—
August 1, 2021 to August 31, 2021	—	$—	—	$—
September 1, 2021 to September 30, 2021	—	$—	—	$—
For the Three Months Ended September 30, 2021	—	$—	—	$52,764

Stock Retained in Net Settlement[2]
July 1, 2021 to July 31, 2021	12,729
August 1, 2021 to August 31, 2021	82,797
September 1, 2021 to September 30, 2021	29,081
For the Three Months Ended September 30, 2021	124,607
1 On March 17, 2016, the Board of Directors of the Company authorized a program to repurchase up to $100 million of common stock and extended the program by an additional $100 million on August 2, 2019. The share repurchase program will continue in effect until terminated by the Board of Directors of the Company. Purchases were made in open-market transactions.
2 In October 2021, the stockholders of the Company approved the amended and restated 2014 Stock Incentive Plan, which among other changes permitted net settlement of stock issuances related to equity awards for purposes of payment of a grantee’s minimum income tax obligation. Stock Retained in Net Settlement was at the vesting price of the associated restricted stock unit.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
    None.

ITEM 6.EXHIBITS

Exhibit Number	Description	Incorporated By Reference to

10.1	Amendment to Offer Letter between Derrick K. Walsh and Axos Financial, Inc.	Filed herewith.

10.2	Change of Control Severance Agreement between Derrick K. Walsh and Axos Financial, Inc. and Axos Bank	Filed herewith.

10.3	Amended and Restated Employment Agreement between Andrew J. Micheletti and Axos Bank	Filed herewith.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Definition Document	Filed herewith.

104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Axos Financial, Inc.

Dated:	October 28, 2021	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	October 28, 2021	By:	/s/ Derrick K. Walsh
Derrick K. Walsh Executive Vice President and Chief Financial Officer (Principal Financial Officer)