Form 10-Q
period 2021-12-31
Axos Financial, Inc.
filed 2022-01-27
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock on the last practicable date: 59,501,899 shares of common stock, $0.01 par value per share, as of January 20, 2022.

AXOS FINANCIAL, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except par and stated value)	December 31, 2021	June 30, 2021
ASSETS
Cash and cash equivalents	$858,732	$715,624
Cash segregated for regulatory purposes	259,626	322,153
Total cash, cash equivalents, and cash segregated	1,118,358	1,037,777
Securities:
Trading	1,223	1,983
Available-for-sale	139,581	187,335
Stock of regulatory agencies	20,368	19,995
Loans held for sale, carried at fair value	27,428	29,768
Loans held for sale, lower of cost or fair value	11,446	12,294
Loans—net of allowance for credit losses of $140.5 million as of December 31, 2021 and $133.0 million as of June 30, 2021	12,607,179	11,414,814
Mortgage servicing rights, carried at fair value	20,110	17,911
Other real estate owned and repossessed vehicles	251	6,782
Goodwill and other intangible assets—net	161,954	115,972
Securities borrowed	534,243	619,088
Customer, broker-dealer and clearing receivables	429,634	369,815
Other assets	476,172	432,031
TOTAL ASSETS	$15,547,947	$14,265,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$3,847,461	$2,474,424
Interest bearing	8,421,711	8,341,373
Total deposits	12,269,172	10,815,797
Advances from the Federal Home Loan Bank	157,500	353,500
Borrowings, subordinated notes and debentures	260,435	221,358
Securities loaned	578,762	728,988
Customer, broker-dealer and clearing payables	528,796	535,425
Accounts payable and accrued liabilities and other liabilities	230,125	209,561
Total liabilities	14,024,790	12,864,629
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.01 par value; 1,000,000 shares authorized:
Common stock—$0.01 par value; 150,000,000 shares authorized; 68,376,837 shares issued and 59,498,575 shares outstanding as of December 31, 2021; 68,069,321 shares issued and 59,317,944 shares outstanding as of June 30, 2021	684	681
Additional paid-in capital	441,061	432,550
Accumulated other comprehensive income (loss)—net of tax	1,344	2,507
Retained earnings	1,308,725	1,187,728
Treasury stock, at cost; 8,878,262 shares as of December 31, 2021 and 8,751,377 shares as of June 30, 2021	(228,657)	(222,530)
Total stockholders’ equity	1,523,157	1,400,936
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,547,947	$14,265,565

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except earnings per common share)	2021	2020	2021	2020
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$149,469	$147,085	$298,645	$288,509
Securities borrowed and customer receivables	5,366	4,666	12,217	9,743
Investments	2,241	3,628	4,524	7,016
Total interest and dividend income	157,076	155,379	315,386	305,268
INTEREST EXPENSE:
Deposits	7,805	16,095	15,517	35,649
Advances from the Federal Home Loan Bank	973	1,326	1,989	2,698
Securities loaned	218	255	469	379
Other borrowings	2,512	3,611	5,201	5,123
Total interest expense	11,508	21,287	23,176	43,849
Net interest income	145,568	134,092	292,210	261,419
Provision for credit losses	4,000	8,000	8,000	19,800
Net interest income, after provision for credit losses	141,568	126,092	284,210	241,619
NON-INTEREST INCOME:
Prepayment penalty fee income	3,294	1,579	6,280	2,947
Gain on sale – other	28	156	45	490
Mortgage banking income	4,612	10,651	9,865	30,218
Broker-dealer fee income	14,367	6,287	26,133	11,989
Banking and service fees	8,486	10,045	15,166	18,929
Total non-interest income	30,787	28,718	57,489	64,573
NON-INTEREST EXPENSE:
Salaries and related costs	39,979	38,199	80,716	76,822
Data processing	12,199	9,673	24,291	17,601
Depreciation and amortization	6,785	5,862	12,513	12,048
Advertising and promotional	3,402	3,783	6,774	6,339
Professional services	5,943	5,629	10,488	11,628
Occupancy and equipment	3,342	3,132	6,523	6,143
FDIC and regulatory fees	2,475	2,601	4,741	5,293
Broker-dealer clearing charges	3,678	2,451	7,683	4,708
General and administrative expense	8,216	4,967	16,721	11,261
Total non-interest expense	86,019	76,297	170,450	151,843
INCOME BEFORE INCOME TAXES	86,336	78,513	171,249	154,349
INCOME TAXES	25,549	23,728	50,252	46,542
NET INCOME	$60,787	$54,785	$120,997	$107,807
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$60,787	$54,672	$120,997	$107,617
COMPREHENSIVE INCOME	$60,131	$55,691	$119,834	$109,995
Basic earnings per common share	$1.02	$0.93	$2.04	$1.82
Diluted earnings per common share	$1.00	$0.91	$1.99	$1.79
See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2021	2020	2021	2020
NET INCOME	$60,787	$54,785	$120,997	$107,807
Net unrealized gain (loss) from available-for-sale securities, net of tax expense (benefit) of $(274) and $437 for the three and $(488) and $940 for the six months ended December 31, 2021 and 2020, respectively.	(656)	906	(1,163)	2,188
Other comprehensive income (loss)	(656)	906	(1,163)	2,188
Comprehensive income	$60,131	$55,691	$119,834	$109,995

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended December 31, 2021
	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—September 30, 2021	—	$—	68,370,617	(8,875,984)	59,494,633	$684	$436,528	$1,247,938	$2,000	$(228,529)	$1,458,621
Net income	—	—	—	—	—	—	—	60,787	—	—	60,787
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(656)	—	(656)
Stock-based compensation expense and restricted stock unit vesting	—	—	6,220	(2,278)	3,942	—	4,533	—	—	(128)	4,405
BALANCE—December 31, 2021	—	$—	68,376,837	(8,878,262)	59,498,575	$684	$441,061	$1,308,725	$1,344	$(228,657)	$1,523,157

	For the Six Months Ended December 31, 2021
	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2021	—	$—	68,069,321	(8,751,377)	59,317,944	$681	$432,550	$1,187,728	$2,507	$(222,530)	$1,400,936
Net income	—	—	—	—	—	—	—	120,997	—	—	120,997
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1,163)	—	(1,163)
Stock-based compensation expense and restricted stock unit vesting	—	—	307,516	(126,885)	180,631	3	8,511	—	—	(6,127)	2,387
BALANCE—December 31, 2021	—	$—	68,376,837	(8,878,262)	59,498,575	$684	$441,061	$1,308,725	$1,344	$(228,657)	$1,523,157

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

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
(Dollars in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$120,997	$107,807
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization on securities, net	(211)	(13)
Net accretion of discounts on loans and leases	(3,239)	(2,684)
Amortization of borrowing costs	277	284
Amortization of operating lease right of use asset	4,947	5,310
Stock-based compensation expense	8,514	9,026
Trading activity	760	42
Provision for credit losses	8,000	19,800
Deferred income taxes	(1,468)	(8,354)
Origination of loans held for sale	(403,287)	(931,065)
Unrealized (gain) loss on loans held for sale	150	104
Gain on sales of loans held for sale	(9,910)	(30,708)
Proceeds from sale of loans held for sale	415,291	949,009
Amortization and change in fair value of mortgage servicing rights	1,087	4,045
(Gain) loss on sale of other real estate and foreclosed assets	(358)	(38)
Depreciation and amortization	12,513	12,048
Net changes in assets and liabilities which provide (use) cash:
Securities borrowed	84,845	(95,203)
Customer, broker-dealer and clearing receivables	(56,142)	(44,306)
Other assets	(109,751)	60,534
Securities loaned	(150,226)	106,225
Customer, broker-dealer and clearing payables	(6,629)	127,859
Accounts payable and other liabilities	7,067	(5,305)
Net cash provided (used) by operating activities	(76,773)	284,417
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(12,286)	(57,725)
Proceeds from sales of securities	75,022	—
Proceeds from repayment of securities	58,601	56,147
Purchase of stock of regulatory agencies	(13,631)	(2)
Proceeds from redemption of stock of regulatory agencies	13,631	—
Origination of loans held for investment	(4,636,661)	(2,530,229)
Proceeds from sale of loans held for investment	36,943	15,711
Mortgage warehouse loans activity, net	18,511	(710,561)
Proceeds from sales of other real estate owned and repossessed assets	7,454	584
Acquisition of business activity, net of cash paid	(54,761)	—
Purchases of loans and leases, net of discounts and premiums	(30,153)	(1,471)
Principal repayments on loans	3,413,366	2,218,068
Purchases of furniture, equipment, software and intangibles	(8,730)	(5,815)
Net cash used in investing activities	(1,132,694)	(1,015,293)

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
(Dollars in thousands)	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	1,453,375	126,442
Payments of the Federal Home Loan Bank term advances	(10,000)	(55,000)
Net (repayment) proceeds of Federal Home Loan Bank other advances	(186,000)	(5,000)
Net proceeds (repayments) of other borrowings	38,800	10,155
Tax payments related to settlement of restricted stock units	(6,127)	(3,287)
Redemption of preferred stock, Series A	—	(5,150)
Repurchase of treasury stock	—	(16,757)
Cash dividends paid on preferred stock	—	(103)
Payment of debt issuance costs	—	(2,748)
Proceeds from issuance of subordinated notes	—	175,000
Net cash provided by financing activities	1,290,048	223,552
NET CHANGE IN CASH AND CASH EQUIVALENTS	80,581	(507,324)
CASH AND CASH EQUIVALENTS—Beginning of year	$1,037,777	$1,950,519
CASH AND CASH EQUIVALENTS—End of period	$1,118,358	$1,443,195

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$23,429	$41,194
Income taxes paid	57,763	50,574
Transfers to other real estate and repossessed vehicles	342	528
Transfers from loans held for investment to loans held for sale	36,943	8,680
Transfers from loans held for sale to loans held for investment	794	27,739
Operating lease liabilities for obtaining right of use assets	12,009	—
Impact of adoption of ASU No. 2016-13 on retained earnings	—	37,088
See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2021 AND 2020
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
The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the six months ended December 31, 2021 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2021 included in our Annual Report on Form 10-K.
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

2.     ACQUISITIONS
On August 2, 2021 the Company’s subsidiary, Axos Clearing, LLC, acquired certain assets and liabilities of E*TRADE Advisor Services (“EAS”), the registered investment advisor custody business of Morgan Stanley. This business was rebranded as Axos Advisor Services (“AAS”). AAS adds incremental fee income, a turnkey technology platform used by independent registered investment advisors for trading and custody services, and low cost deposits that can be used to generate fee income from other bank partners or to fund loan growth at Axos Bank. The initial purchase price of $54.6 million consisted entirely of cash consideration paid upon acquisition and working capital adjustments.
The Company incurred acquisition-related costs totaling $0.04 million for the six months ended December 31, 2021. There were no costs in the three months December 31, 2021. These costs are recognized in general and administrative expenses in the unaudited consolidated statements of income.
The acquisition is accounted for as a business combination under the acquisition method of accounting. Accordingly, tangible and intangible assets acquired (and liabilities assumed) are recorded at their estimated fair values as of the date of acquisition. The Company allocated the purchase price to the tangible and intangible assets acquired based on information available through December 31, 2021. The estimated fair values of the acquired assets and assumed liabilities are subject to refinement as additional information relative to closing date fair values becomes available. Any subsequent measurement period adjustments to the fair values of acquired assets and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill no later than within the first 12 months following the closing date of acquisition.
The preliminary allocation of the $54.6 million purchase price consists of $6.5 million of fair value of tangible assets acquired, $3.4 million of liabilities assumed, $27.1 million of identifiable intangible assets and $24.4 million of goodwill, all of which is expected to be deductible for tax purposes. In December 2021, the Company made a $0.2 million true-up payment based on working capital adjustments, which was recorded as an increase in the purchase price up to $54.8 million with no impact on goodwill or identifiable intangible assets. After the working capital true-up, the fair value of tangible assets acquired is $6.4 million and the fair value of liabilities acquired is $3.1 million. Identifiable intangible assets with a finite useful are amortized on a straight-line basis. Goodwill was calculated as the excess of consideration exchanged over the fair value of identifiable net assets acquired. The goodwill includes synergies expected to result from combining the acquired assets and liabilities with existing operations, coupling its custody platform with the Company existing product offerings and leveraging customer relationships through RIAs. The following table summarizes the fair value and useful life of each intangible asset acquired as of the acquisition date:

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
The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2021 and June 30, 2021. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	December 31, 2021
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Municipal	$—	$1,223	$—	$1,223
Securities—Available-for-Sale:
Agency Debt[1]	$—	$—	$—	$—
Agency MBS[1]	—	29,231	—	29,231
Non-Agency MBS[2]	—	—	58,752	58,752
Municipal	—	3,536	—	3,536
Asset-backed securities and structured notes	—	48,062	—	48,062
Total—Securities—Available-for-Sale	$—	$80,829	$58,752	$139,581
Loans Held for Sale	$—	$27,428	$—	$27,428
Mortgage servicing rights	$—	$—	$20,110	$20,110
Other assets—Derivative instruments	$—	$—	$1,462	$1,462
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$85	$85

	June 30, 2021
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Municipal	$—	$1,983	$—	$1,983
Securities—Available-for-Sale:
Agency Debt[1]	$—	$—	$—	$—
Agency MBS[1]	—	23,913	—	23,913
Non-Agency MBS[2]	—	—	67,615	67,615
Municipal	—	3,565	—	3,565
Asset-backed securities and structured notes	—	92,242	—	92,242
Total—Securities—Available-for-Sale	$—	$119,720	$67,615	$187,335
Loans Held for Sale	$—	$29,768	$—	$29,768
Mortgage servicing rights	$—	$—	$17,911	$17,911
Other assets—Derivative instruments	$—	$—	$2,280	$2,280
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$75	$75
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

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	December 31, 2021
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency MBS	Mortgage Servicing Rights	Derivative Instruments, net	Total
Opening balance	$59,851	$18,438	$2,226	$80,515
Included in earnings—Mortgage banking income	—	97	(849)	(752)
Included in other comprehensive income	(527)	—	—	(527)
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	—	1,575	—	1,575
Settlements	(572)	—	—	(572)
Closing balance	$58,752	$20,110	$1,377	$80,239

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$97	$(849)	$(752)

	For the Six Months Ended
	December 31, 2021
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total
Opening Balance	$67,615	$17,911	$2,205	$87,731
Total gains or losses for the period:
Included in earnings—Mortgage banking income	—	(1,087)	(828)	(1,915)
Included in other comprehensive income	(639)	—	—	(639)
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	—	3,286	—	3,286
Settlements	(8,224)	—	—	(8,224)
Closing balance	$58,752	$20,110	$1,377	$80,239

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(1,087)	$(828)	$(1,915)

	For the Three Months Ended
	December 31, 2020
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency MBS	Mortgage Servicing Rights	Derivative Instruments, net	Total
Opening balance	$17,612	$12,130	$12,999	$42,741
Included in earnings—Mortgage banking income	—	(2,250)	(5,020)	(7,270)
Included in other comprehensive income	15	—	—	15
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	—	4,434	—	4,434
Settlements	(492)	—	—	(492)
Closing balance	$17,135	$14,314	$7,979	$39,428

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(2,250)	$(5,020)	$(7,270)

	For the Six Months Ended
	December 31, 2020
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total

Opening Balance	$18,332	$10,675	$7,416	$36,423
Total gains or losses for the period:
Included in earnings—Mortgage banking income	—	(4,045)	563	(3,482)
Included in other comprehensive income	(307)	—	—	(307)
Purchases, retentions, issues, sales and settlements:
Purchases/retentions	—	7,684	—	7,684
Settlements	(890)	—	—	(890)
Closing balance	$17,135	$14,314	$7,979	$39,428

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(4,045)	$563	$(3,482)

The table below summarizes the quantitative information about level 3 fair value measurements as of the dates indicated:

	December 31, 2021
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Non-agency MBS	$58,752	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	0.0 to 33.8% (2.2%) 0.0 to 8.8% (0.2%) 0.0 to 68.3% (8.9%) 2.7 to 6.6% (3.0%)
Mortgage Servicing Rights	$20,110	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	11.5 to 60.8% (15.9%) 1.1 to 7.9 (6.2) 9.5 to 11.2% (9.6%)
Derivative Instruments	$1,377	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.1 to 0.9% (0.4%)

	June 30, 2021
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Non-agency MBS	$67,615	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	0.0 to 25.0% (2.7%) 0.0 to 5.6% (0.6%) 0.0 to 100.0% (19.4%) 2.7 to 7.2% (3.1%)
Mortgage Servicing Rights	$17,911	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	7.5 to 37.4% (11.5%) 1.7 to 7.5 (6.4) 9.5 to 13.0% (9.6%)
Derivative Instruments	$2,205	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.2 to 0.5% (0.3%)

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
The table below summarizes assets measured for impairment on a non-recurring basis:

	December 31, 2021
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Other real estate owned and foreclosed assets:
Autos and RVs	$—	$—	$251	$251
Total	$—	$—	$251	$251

	June 30, 2021
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$6,547	$6,547
Autos and RVs	—	—	235	235
Total	$—	$—	$6,782	$6,782
Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $251 after charge-offs of $49 for the six months ended December 31, 2021.
The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due nor on nonaccrual as of December 31, 2021 and June 30, 2021.
As of December 31, 2021 and June 30, 2021, the aggregate fair value of loans held for sale, carried at fair value, contractual balance (including accrued interest), and unrealized gain was as follows:

(Dollars in thousands)	December 31, 2021	June 30, 2021
Aggregate fair value	$27,428	$29,768
Contractual balance	26,751	28,940
Unrealized gain	$677	$828
The total amount of gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2021	2020	2021	2020
Interest income	$194	$420	$394	$802
Change in fair value	(1,021)	(6,425)	(978)	459
Total	$(827)	$(6,005)	$(584)	$1,261

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	December 31, 2021
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Other real estate owned and foreclosed assets:
Autos and RVs	$251	Sales comparison approach	Adjustment for differences between the comparable sales	(16.6) to (2.0)% ((8.4)%)

	June 30, 2021
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Other real estate owned and foreclosed assets:
Single family real estate	$6,547	Sales comparison approach	Adjustment for differences between the comparable sales	(1.5) to 6.1% (2.0%)
Autos and RVs	$235	Sales comparison approach	Adjustment for differences between the comparable sales	(2.1) to 14.7% (2.1%)
1 For other real estate owned and foreclosed assets the ranges shown may vary positively or negatively based on the comparable sales reported in the current appraisal. In certain instances, the range can be significant due to small sample sizes and in some cases the property being valued having limited comparable sales with similar characteristics at the time the current appraisal is conducted.

Fair value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments at December 31, 2021 and June 30, 2021 were as follows:

	December 31, 2021
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$1,118,358	$1,118,358	$—	$—	$1,118,358
Securities — trading	1,223	—	1,223	—	1,223
Securities — available-for-sale	139,581	—	80,829	58,752	139,581
Loans held for sale, at fair value	27,428	—	27,428	—	27,428
Loans held for sale, at lower of cost or fair value	11,446	—	—	11,534	11,534
Loans held for investment—net	12,607,179	—	—	12,870,528	12,870,528
Securities borrowed	534,243	—	—	524,466	524,466
Customer, broker-dealer and clearing receivables	429,634	—	—	432,427	432,427
Mortgage servicing rights	20,110	—	—	20,110	20,110
Financial liabilities:
Total deposits	12,269,172	—	11,650,460	—	11,650,460
Advances from the Federal Home Loan Bank	157,500	—	157,500	—	157,500
Borrowings, subordinated notes and debentures	260,435	—	254,096	—	254,096
Securities loaned	578,762	—	—	582,640	582,640
Customer, broker-dealer and clearing payables	528,796	—	—	534,712	534,712

	June 30, 2021
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$1,037,777	$1,037,777	$—	$—	$1,037,777
Securities — trading	1,983	—	1,983	—	1,983
Securities — available-for-sale	187,335	—	119,720	67,615	187,335
Loans held for sale, at fair value	29,768	—	29,768	—	29,768
Loans held for sale, at lower of cost or fair value	12,294	—	—	12,336	12,336
Loans held for investment—net	11,414,814	—	—	11,833,102	11,833,102
Securities borrowed	619,088	—	—	619,274	619,274
Customer, broker-dealer and clearing receivables	369,815	—	—	369,815	369,815
Mortgage servicing rights	17,911	—	—	17,911	17,911
Financial liabilities:
Total deposits	10,815,797	—	10,297,450	—	10,297,450
Advances from the Federal Home Loan Bank	353,500	—	353,500	—	353,500
Borrowings, subordinated notes and debentures	221,358	—	210,196	—	210,196
Securities loaned	728,988	—	—	731,467	731,467
Customer, broker-dealer and clearing payables	535,425	—	—	535,425	535,425

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
4.     SECURITIES
The amortized cost, carrying amount and fair value for the trading and available-for-sale securities at December 31, 2021 and June 30, 2021 were:

	December 31, 2021
	Trading	Available-for-sale
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
U.S. agencies[1]	$—	$29,376	$214	$(359)	$29,231
Non-agency[2]	—	56,949	2,152	(349)	58,752
Total mortgage-backed securities	—	86,325	2,366	(708)	87,983
Non-MBS:
Municipal	1,223	3,467	69	—	3,536
Asset-backed securities and structured notes	—	46,933	1,129	—	48,062
Total Non-MBS	1,223	50,400	1,198	—	51,598
Total debt securities	$1,223	$136,725	$3,564	$(708)	$139,581

	June 30, 2021
	Trading	Available-for-sale
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
U.S. agencies[1]	$—	$23,639	$420	$(146)	$23,913
Non-agency[2]	—	65,174	2,862	(421)	67,615
Total mortgage-backed securities	—	88,813	3,282	(567)	91,528
Non-MBS:
Municipal	1,983	3,466	99	—	3,565
Asset-backed securities and structured notes	—	90,549	1,693	—	92,242
Total Non-MBS	1,983	94,015	1,792	—	95,807
Total debt securities	$1,983	$182,828	$5,074	$(567)	$187,335
1Includes securities guaranteed by Ginnie Mae, a U.S. government agency, and the government sponsored enterprises Fannie Mae and Freddie Mac.
2Private sponsors of securities collateralized primarily by first-lien mortgage loans on commercial properties or by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by Alt-A or pay-option ARM mortgages.

The Company’s non-agency MBS available-for-sale portfolio with a total fair value of $58,752 at December 31, 2021 consists of 14 different issues of super senior securities.
The face amounts of debt securities available-for-sale that were pledged to secure borrowings at December 31, 2021 and June 30, 2021 were $1.2 million and $1.4 million, respectively.

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	December 31, 2021
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
U.S. agencies	$20,136	$(351)	$366	$(8)	$20,502	$(359)
Non-agency	—	—	5,353	(349)	5,353	(349)
Total MBS	20,136	(351)	5,719	(357)	25,855	(708)
Non-MBS:
U.S. agencies	—	—	—	—	—	—
Total Non-MBS	—	—	—	—	—	—
Total debt securities	$20,136	$(351)	$5,719	$(357)	$25,855	$(708)

	June 30, 2021
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
U.S. agencies	$10,001	$(146)	$—	$—	$10,001	$(146)
Non-agency	—	—	6,018	(421)	6,018	(421)
Total MBS	10,001	(146)	6,018	(421)	16,019	(567)
Non-MBS:
Municipal debt	—	—	—	—	—	—
Asset-backed securities and structured notes	—	—	—	—	—	—
Total Non-MBS	—	—	—	—	—	—
Total debt securities	$10,001	$(146)	$6,018	$(421)	$16,019	$(567)
On December 31, 2021, there were eight securities in a continuous loss position for a period of more than 12 months, and eleven securities in a continuous loss position for a period of less than 12 months. At June 30, 2021, there were seven securities in a continuous loss position for a period of more than 12 months, and seven securities in a continuous loss position for a period of less than 12 months.

At December 31, 2021, one non-agency RMBS with a total carrying amount of $2.6 million was determined to have cumulative credit losses of $0.8 million of which none was recognized in earnings during the three months ended December 31, 2021.
During the six months ended December 31, 2020, the company sold no available-for-sale securities. During the six months ended December 31, 2021, the company sold no available-for-sale securities.

The Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

(Dollars in thousands)	December 31, 2021	June 30, 2021
Available-for-sale debt securities—net unrealized gains (losses)	$2,856	$4,507
Available-for-sale debt securities—non-credit related losses	(845)	(845)
Subtotal	2,011	3,662
Tax benefit (expense)	(667)	(1,155)
Net unrealized gain (loss) on investment securities in accumulated other comprehensive income (loss)	$1,344	$2,507

5.    LOANS & ALLOWANCE FOR CREDIT LOSSES
The following table sets forth the composition of the loan portfolio as of the dates indicated:

(Dollars in thousands)	December 31, 2021	June 30, 2021
Single Family - Mortgage & Warehouse	$4,281,646	$4,359,472
Multifamily and Commercial Mortgage	2,483,932	2,470,454
Commercial Real Estate	3,857,367	3,180,453
Commercial & Industrial - Non-RE	1,631,811	1,123,869
Auto & Consumer	478,636	362,180
Other	22,282	58,316
Total gross loans	12,755,674	11,554,744
Allowance for credit losses - loans	(140,489)	(132,958)
Unaccreted premiums (discounts) and loan fees	(8,006)	(6,972)
Total net loans	$12,607,179	$11,414,814

The following tables summarize activity in the allowance for credit losses - loans by portfolio classes for the periods indicated.

	For the Three Months Ended December 31, 2021
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at October 1, 2021	$25,329	$13,359	$65,223	$22,519	$10,007	$341	$136,778
Provision (benefit) for credit losses - loans	182	269	2,358	170	1,299	(278)	4,000
Charge-offs	—	—	—	—	(640)	—	(640)
Recoveries	69	—	—	27	255	—	351
Balance at December 31, 2021	$25,580	$13,628	$67,581	$22,716	$10,921	$63	$140,489

	For the Three Months Ended December 31, 2020
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at October 1, 2020	$28,307	$12,419	$49,198	$23,295	$8,678	$11,018	$132,915
Provision for credit losses - loans	5,271	470	7,517	(1,546)	(214)	(3,498)	8,000
Charge-offs	(870)	—	—	(2,620)	(1,220)	—	(4,710)
Recoveries	19	—	—	—	169	—	188
Balance at December 31, 2020	$32,727	$12,889	$56,715	$19,129	$7,413	$7,520	$136,393

	For the Six Months Ended December 31, 2021
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at July 1, 2021	$26,604	$13,146	$57,928	$28,460	$6,519	$301	$132,958
Provision (benefit) for credit losses - loans	(1,169)	305	9,653	(5,476)	4,925	(238)	8,000
Charge-offs	—	—	—	(322)	(1,034)	—	(1,356)
Recoveries	145	177	—	54	511	—	887
Balance at December 31, 2021	$25,580	$13,628	$67,581	$22,716	$10,921	$63	$140,489

	For the Six Months Ended December 31, 2020
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at July 1, 2020	$25,901	$4,718	$21,052	$9,954	$9,461	$4,721	$75,807
Effect of Adoption of ASC 326	6,318	7,408	25,893	7,042	610	29	47,300
Provision for credit losses - loans	2,832	763	9,770	4,966	(1,301)	2,770	19,800
Charge-offs	(2,359)	—	—	(2,833)	(1,956)	—	(7,148)
Recoveries	35	—	—	—	599	—	634
Balance at December 31, 2020	$32,727	$12,889	$56,715	$19,129	$7,413	$7,520	$136,393
Credit Quality Disclosures. Nonaccrual loans consisted of the following as of the dates indicated:

	As of December 31, 2021
(Dollars in thousands)	With Allowance	With No Allowance	Total
Single Family - Mortgage & Warehouse	$54,613	$67,713	$122,326
Multifamily and Commercial Mortgage	2,158	5,530	7,688
Commercial Real Estate	—	15,244	15,244
Commercial & Industrial - Non-RE	—	—	—
Auto & Consumer	504	116	620
Other	—	55	55
Total nonaccrual loans	$57,275	$88,658	$145,933
Nonaccrual loans to total loans			1.14%

No interest income was recognized on nonaccrual loans in either the three months ended December 31, 2021 or December 31, 2020. No interest income was recognized on nonaccrual loans in either the six months ended December 31, 2021 or December 31, 2020.

Approximately 0.52% of our nonaccrual loans at December 31, 2021 were considered TDRs, compared to 0.55% at June 30, 2021. Borrowers that make timely payments after TDRs are considered non-performing for at least six months. Generally, after six months of timely payments, those TDRs are reclassified from the nonaccrual loan category to the performing loan category and any previously deferred interest income is recognized. Approximately 83.82% of the Bank’s nonaccrual loans are single family first mortgages.
The following tables present the outstanding unpaid balance of loans that are performing and nonaccrual by portfolio class:

	December 31, 2021
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Performing	$4,159,320	$2,476,244	$3,842,123	$1,631,811	$478,016	$22,227	$12,609,741
Nonaccrual	122,326	7,688	15,244	—	620	55	145,933
Total	$4,281,646	$2,483,932	$3,857,367	$1,631,811	$478,636	$22,282	$12,755,674

	June 30, 2021
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Performing	$4,253,764	$2,450,026	$3,164,614	$1,120,927	$361,902	$58,316	$11,409,549
Nonaccrual	105,708	20,428	15,839	2,942	278	—	145,195
Total	$4,359,472	$2,470,454	$3,180,453	$1,123,869	$362,180	$58,316	$11,554,744

From time to time, the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires. The Company had no TDRs classified as performing loans at December 31, 2021 or June 30, 2021.

Credit Quality Indicators
The amortized cost basis by fiscal year of origination and credit quality indicator of the Company’s loan and leases as of December 31, 2021 was as follows:

	Loans Held for Investment Origination Year						Revolving Loans	Total
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior
Single Family-Mortgage & Warehouse
Pass	$754,227	$760,351	$539,496	$398,601	$358,708	$717,525	$566,340	$4,095,248
Special Mention	11,550	79	8,265	4,020	1,927	6,425	29,273	61,539
Substandard	—	962	34,659	20,155	12,967	56,116	—	124,859
Doubtful	—	—	—	—	—	—	—	—
Total	765,777	761,392	582,420	422,776	373,602	780,066	595,613	4,281,646
Multifamily and Commercial Mortgage
Pass	286,209	621,487	509,415	308,530	254,009	417,533	—	2,397,183
Special Mention	—	—	—	17,162	—	2,745	—	19,907
Substandard	—	4,908	30,155	6,110	11,388	14,281	—	66,842
Doubtful	—	—	—	—	—	—	—	—
Total	286,209	626,395	539,570	331,802	265,397	434,559	—	2,483,932
Commercial Real Estate
Pass	1,310,547	1,050,924	585,116	450,236	68,748	—	272,844	3,738,415
Special Mention	—	2,500	10,818	15,487	15,000	—	—	43,805
Substandard	—	—	58,205	—	15,244	—	1,698	75,147
Doubtful	—	—	—	—	—	—	—	—
Total	1,310,547	1,053,424	654,139	465,723	98,992	—	274,542	3,857,367
Commercial & Industrial - Non-RE
Pass	118,720	52,137	82,180	14,289	15,965	817	1,312,491	1,596,599
Special Mention	—	—	—	224	907	—	20,654	21,785
Substandard	2,989	—	10,438	—	—	—	—	13,427
Doubtful	—	—	—	—	—	—	—	—
Total	121,709	52,137	92,618	14,513	16,872	817	1,333,145	1,631,811
Auto & Consumer
Pass	189,880	137,621	59,449	51,605	23,425	15,046	—	477,026
Special Mention	109	209	98	70	33	—	—	519
Substandard	117	244	276	354	67	33	—	1,091
Doubtful	—	—	—	—	—	—	—	—
Total	190,106	138,074	59,823	52,029	23,525	15,079	—	478,636
Other
Pass	1,719	10,644	7,037	—	1,538	1,289	—	22,227
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	55	—	—	—	—	55
Doubtful	—	—	—	—	—	—	—	—
Total	1,719	10,644	7,092	—	1,538	1,289	—	22,282
Total
Pass	2,661,302	2,633,164	1,782,693	1,223,261	722,393	1,152,210	2,151,675	12,326,698
Special Mention	11,659	2,788	19,181	36,963	17,867	9,170	49,927	147,555
Substandard	3,106	6,114	133,788	26,619	39,666	70,430	1,698	281,421
Doubtful	—	—	—	—	—	—	—	—
Total	$2,676,067	$2,642,066	$1,935,662	$1,286,843	$779,926	$1,231,810	$2,203,300	$12,755,674
As a % of total gross loans and leases	20.99%	20.71%	15.17%	10.09%	6.11%	9.66%	17.27%	100.0%

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses - loans. The Company also evaluates credit quality based on the aging status of its loans and leases. During the year, the Company holds certain short-term loans that do not have a fixed maturity date that are treated as delinquent if not paid in full 90 days after the origination date.
The Company took proactive measures to manage loans that became delinquent during the recent economic downturn as a result of the COVID-19 pandemic. As of December 31, 2021, no loans were on forbearance status for forbearance granted from any prior date. Any forbearance granted out of COVID-19 was for six months or less. Additionally, no forbearance or deferral of payment obligation was granted to any borrower during during the three and six months ended December 31, 2021.

The following tables provide the outstanding unpaid balance of loans that are past due 30 days or more by portfolio class as of the dates indicated:

	December 31, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single Family-Mortgage & Warehouse	$33,015	$9,944	$108,207	$151,166
Multifamily and Commercial Mortgage	9,828	4,438	536	14,802
Commercial Real Estate	—	—	—	—
Commercial & Industrial - Non-RE	—	—	—	—
Auto & Consumer	4,387	1,158	645	6,190
Other	52	—	55	107
Total	$47,282	$15,540	$109,443	$172,265
As a % of total gross loans and leases	0.37%	0.12%	0.86%	1.35%

	June 30, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single Family-Mortgage & Warehouse	$24,150	$46,552	$69,169	$139,871
Multifamily and Commercial Mortgage	7,991	1,816	12,122	21,929
Commercial Real Estate	36,786	—	—	36,786
Commercial & Industrial - Non-RE	—	—	2,960	2,960
Auto & Consumer	601	306	235	1,142
Other	—	—	—	—
Total	$69,528	$48,674	$84,486	$202,688
As a % of total gross loans and leases	0.60%	0.42%	0.73%	1.75%

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
The following tables present a summary of the activity in the allowance for credit losses for the periods indicated:

	Three Months Ended December 31, 2021
(Dollars in thousands)	Allowance for Credit Losses - Loans	Unfunded Loan Commitment Liabilities	Total Allowance for Credit Losses
Balance at October 1, 2021	$136,778	$7,723	$144,501
Provision for Credit Losses	4,000	1,000	5,000
Charge-offs	(640)	—	(640)
Recoveries	351	—	351
Balance at December 31, 2021	$140,489	$8,723	$149,212

	Three Months Ended December 31, 2020
(Dollars in thousands)	Allowance for Credit Losses - Loans	Unfunded Loan Commitment Liabilities	Total Allowance for Credit Losses
Balance at October 1, 2020	$132,915	$6,723	$139,638
Provision for Credit Losses	8,000	(1,000)	7,000
Charge-offs	(4,710)	—	(4,710)
Recoveries	188	—	188
Balance at December 31, 2020	$136,393	$5,723	$142,116

	For the Six Months Ended December 31, 2021
(Dollars in thousands)	Allowance for Credit Losses - Loans	Unfunded Loan Commitment Liabilities	Total Allowance for Credit Losses
Balance at July 1, 2021	$132,958	$5,723	$138,681
Provision for Credit Losses	8,000	3,000	11,000
Charge-offs	(1,356)	—	(1,356)
Recoveries	887	—	887
Balance at December 31, 2021	$140,489	$8,723	$149,212

	For the Six Months Ended December 31, 2020
(Dollars in thousands)	Allowance for Credit Losses - Loans	Unfunded Loan Commitment Liabilities	Total Allowance for Credit Losses
Balance at July 1, 2020	$75,807	$323	$76,130
Effect of Adoption of ASC 326	47,300	5,700	53,000
Provision for Credit Losses	19,800	(300)	19,500
Charge-offs	(7,148)	—	(7,148)
Recoveries	634	—	634
Balance at December 31, 2020	$136,393	$5,723	$142,116

6.    EQUITY AND STOCK-BASED COMPENSATION
Amended and Restated 2014 Stock Incentive Plan. On October 21, 2021 the Company’s stockholders approved the Amended and Restated 2014 Stock Incentive Plan, which reserved one million additional shares for purposes of the Company’s equity compensation.
Restricted Stock Units. During the six months ended December 31, 2021 and 2020, the Company granted 302,677 and 437,608 restricted stock unit awards (“RSUs”) to employees and directors, and during the six months ended December 31, 2021 granted 478,353 RSU’s to the chief executive officer, which vest ratably on each of the four fiscal year ends after the issue date. All other RSUs granted during these quarters generally vest over 3 years, one-third on each anniversary date.
    The Company’s pre-tax income and net income for the six months ended December 31, 2021 and 2020 include stock award expense of $8.5 million and $9.0 million, with total income tax benefit of $2.5 million and $2.7 million, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At December 31, 2021, unrecognized compensation expense related to non-vested awards aggregated to $30.4 million and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year remainder:
2022	$8,595
2023	13,007
2024	7,501
2025	1,230
2026	101
Total	$30,434

    The following table presents the status and changes in restricted stock units for the periods indicated:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2020	1,445,540	$28.62
Granted	617,833	32.12
Vested	(666,790)	29.23
Forfeited	(176,113)	27.42
Non-vested balance at June 30, 2021	1,220,470	$30.18
Granted	781,030	48.53
Vested	(307,516)	28.32
Forfeited	(90,111)	34.68
Non-vested balance at December 31, 2021	1,603,873	$39.26
    The total fair value of shares vested for the three and six months ended December 31, 2021 was $349 and $14,834. The total fair value of shares vested for the three and six months ended December 31, 2020 was $1,644 and $8,246.

7.    EARNINGS PER COMMON SHARE
    Earnings per common share (“EPS”) is presented under two formats: basic EPS and diluted EPS. Basic EPS is computed by dividing the net income attributable to common stock (net income after deducting dividends on preferred stock and preferred stock redemption charge) by the sum of the weighted-average number of common shares outstanding during the year and the unvested average of participating RSUs. Diluted EPS is computed by dividing the sum of net income attributable to common stock and dividends on diluted preferred stock by the sum of the weighted-average number of common shares outstanding during the year and the impact of dilutive potential common shares, such as nonparticipating RSUs, stock options and convertible preferred stock.
    The unvested stock-based compensation awards issued under the Amended and Restated 2014 Stock Incentive Plan have no stockholder rights, meaning they are not entitled to dividends and are considered nonparticipating. The Company does not include these nonparticipating RSUs in the basic EPS calculation, but are included in the diluted EPS calculation using the treasury stock method.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
Earnings Per Common Share
Net income	$60,787	$54,785	$120,997	$107,807
Preferred stock dividends	—	(26)	—	(103)
Preferred stock redemption charge	—	(87)	—	(87)
Net income attributable to common stockholders	$60,787	$54,672	$120,997	$107,617
Average common shares outstanding	59,496,489	59,049,697	59,443,667	59,278,672
Total qualifying shares	59,496,489	59,049,697	59,443,667	59,278,672
Earnings per common share	$1.02	$0.93	$2.04	$1.82
Diluted Earnings Per Common Share
Net income attributable to common stockholders	$60,787	$54,672	$120,997	$107,617
Average common shares issued and outstanding	59,496,489	59,049,697	59,443,667	59,278,672
Dilutive effect of average unvested RSUs	1,259,492	991,026	1,305,716	917,844
Total dilutive common shares outstanding	60,755,981	60,040,723	60,749,383	60,196,516
Diluted earnings per common share	$1.00	$0.91	$1.99	$1.79

8.    COMMITMENTS AND CONTINGENCIES
COVID-19 Impact. The Company has closely monitored the rapid developments of and uncertainties caused by the COVID-19 pandemic. In response to the changes in economic and business conditions as a result of the COVID-19 pandemic, the Company continues to take the necessary and appropriate actions to support customers, employees, partners and shareholders.
The Company took proactive measures to manage loans that became delinquent during the recent economic downturn as a result of the COVID-19 pandemic. As of December 31, 2021, no loans were on forbearance status for a forbearance granted from any prior date. Any forbearance granted out of COVID-19 was for six months or less.
The Company will continue to monitor uncertainties caused by and developments of COVID-19.

Operating Leases. The Company leases office space under operating lease agreements scheduled to expire at various dates. The following table represents maturities of lease liabilities as of December 31, 2021 in the corresponding fiscal years:

(Dollars in thousands)
Remainder of 2022	$4,992
2023	10,595
2024	10,287
2025	10,119
2026	9,791
Thereafter	38,821
Total lease payments	84,605
Less: amount representing interest	(9,197)
Total Lease Liability	$75,408

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
At December 31, 2021, the Company had commitments to originate $137.8 million in fixed rate loans and $2,345.2 million in variable rate loans, totaling an aggregate outstanding principal balance of $2,483.0 million. At December 31, 2021, the Company’s fixed rate commitments to originate had a weighted-average rate of 4.38%. At December 31, 2021, the Company also had commitments to sell $50.0 million in fixed rate loans and none in variable rate loans, totaling an aggregate outstanding principal balance of $50.0 million.
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
Litigation. On October 15, 2015, the Company, its Chief Executive Officer and its then Chief Financial Officer were named defendants in a putative class action lawsuit styled Golden v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Golden Case”). On November 3, 2015, the Company, its Chief Executive Officer and its then Chief Financial Officer were named defendants in a second putative class action lawsuit styled Hazan v. BofI Holding, Inc., et al, and also brought in the United States District Court for the Southern District of California (the “Hazan Case”). On February 1, 2016, the Golden Case and the Hazan Case were consolidated as In re BofI Holding, Inc. Securities Litigation, Case #: 3:15-cv-02324-GPC-KSC (the “Class Action”), and the Houston Municipal Employees Pension System was appointed lead plaintiff. The plaintiffs allege that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a complaint filed in connection with a wrongful termination of employment lawsuit filed on October 13, 2015 (the “Employment Matter”) and that as a result the Company’s statements regarding its internal controls, as well as portions of its financial statements, were false and misleading. On March 21, 2018, the Court entered a final order dismissing the Class Action with prejudice. Subsequently, the plaintiff appealed, the Court overturned the dismissal and the Company is preparing a petition for a rehearing.

On April 3, 2017, the Company, its Chief Executive Officer and its then Chief Financial Officer were named defendants in a putative class action lawsuit styled Mandalevy v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Mandalevy Case”). The Mandalevy Case seeks monetary damages and other relief on behalf of a putative class that has not been certified by the Court. The complaint in the Mandalevy Case (the “Mandalevy Complaint”) alleges a class period that differs from that alleged in the First Class Action, and that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a March 2017 media article. The Mandalevy Case has not been consolidated into the First Class Action. On December 7, 2018, the Court entered a final order granting the defendants’ motion and dismissing the Mandalevy Case with prejudice. Subsequently, the plaintiff filed a notice of appeal and the Court took the matter under advisement. On November 3, 2020, the Court issued a ruling affirming in part and reversing in part the District Court's Order dismissing the Class Action Second Amended Complaint. The defendants filed a petition for rehearing en banc on November 17, 2020, which petition was denied on December 16, 2020. The defendants filed a motion to dismiss the remanded complaint on February 19, 2021.
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

	For the Three Months Ended December 31, 2021
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$142,259	$4,506	$(1,197)	$145,568
Provision for credit losses	4,000	—	—	4,000
Non-interest income	16,295	16,454	(1,962)	30,787
Non-interest expense	62,449	21,654	1,916	86,019
Income before taxes	$92,105	$(694)	$(5,075)	$86,336

	For the Three Months Ended December 31, 2020
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$132,166	$4,260	$(2,334)	$134,092
Provision for credit losses	8,000	—	—	8,000
Non-interest income	22,295	6,572	(149)	28,718
Non-interest expense	62,474	11,312	2,511	76,297
Income before taxes	$83,987	$(480)	$(4,994)	$78,513

	Six Months Ended December 31, 2021
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$284,500	$10,682	$(2,972)	$292,210
Provision for credit losses	8,000	—	—	8,000
Non-interest income	31,123	29,560	(3,194)	57,489
Non-interest expense	125,174	40,927	4,349	170,450
Income before taxes	$182,449	$(685)	$(10,515)	$171,249

	Six Months Ended December 31, 2020
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$255,174	$9,154	$(2,909)	$261,419
Provision for credit losses	19,800	—	—	19,800
Non-interest income	52,507	12,356	(290)	64,573
Non-interest expense	123,691	22,664	5,488	151,843
Income before taxes	$164,190	$(1,154)	$(8,687)	$154,349

	As of December 31, 2021
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$59,953	$—	$95,674
Total Assets	$14,047,081	$1,439,415	$61,451	$15,547,947

	As of June 30, 2021
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$35,501	$—	$71,222
Total Assets	$12,745,029	$1,450,512	$70,024	$14,265,565

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information about the results of operations, financial condition, liquidity, off balance sheet items and capital resources of Axos Financial, Inc. and subsidiaries (collectively, “we”, “us” or the “Company”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our financial information in our Annual Report on Form 10-K for the year ended June 30, 2021, and the interim unaudited condensed consolidated financial statements and notes thereto contained in this report.
Some matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, the effects on our business of the current novel coronavirus pandemic (“COVID-19”), the Company’s financial prospects and other projections of its performance and asset quality, our ability to continue to grow profitably and increase its business, our ability to continue to diversify lending and deposit franchises, and the anticipated timing and financial performance of other offerings, initiatives, and acquisitions, expectations of the environment in which we operate and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include uncertainties surrounding the severity, duration, and effects of the COVID-19 pandemic, our ability to successfully integrate acquisitions and realize the anticipated benefits of the transactions, changes in the interest rate environment, inflation, government regulation, general economic conditions, changes in the competitive marketplace, conditions in the real estate markets in which we operate, risks associated with credit quality, the outcome and effects of pending class action litigation filed against the Company and other risk factors discussed under the heading “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 and in our Annual Report on Form 10-K for the year ended June 30, 2021, which has been filed with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.
General
Our Company, the holding company for Axos Bank (the “Bank”), is a diversified financial services company with approximately $15.5 billion in assets that provides consumer and business banking products through its online, low-cost distribution channels and affinity partners. Our Bank has deposit and loan customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and automobiles. Our Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. Our securities products and services are offered through Axos Clearing LLC (“Axos Clearing”) and its business division Axos Advisor Services (“AAS”), formerly E*TRADE Advisor Services, and Axos Invest, Inc. (“Axos Invest”), which generate interest and fee income by providing comprehensive securities clearing and custody services to introducing broker-dealers and registered investment advisor correspondents and digital investment advisory services to retail investors, respectively. Axos Financial, Inc.’s common stock is listed on the New York Stock Exchange and is a component of the Russell 2000® Index, the KBW Nasdaq Financial Technology Index, the S&P SmallCap 600® Index, the KBW Nasdaq Financial Technology Index, and the Travillian Tech-Forward Bank Index.
Our Bank is a federal savings bank wholly-owned by our Company and regulated by the Office of the Comptroller of the Currency (“OCC”), and the Federal Deposit Insurance Corporation (“FDIC”) as its deposit insurer. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition. As a depository institution with more than $10 billion in assets, our Bank and our affiliates are subject to direct supervision by the Consumer Financial Protection Bureau.
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
The Company took proactive measures to manage loans that became delinquent during the economic downturn as a result of the COVID-19 pandemic. As of December 31, 2021, no loans were on forbearance status for a forbearance granted from any prior date. Any forbearance granted out of COVID-19 was for six months or less.

The Company will continue to monitor uncertainties caused by and developments of COVID-19.
Mergers and Acquisitions
From time to time we undertake acquisitions or similar transactions consistent with our Company’s operating and growth strategies. On August 2, 2021 Axos Clearing, LLC, acquired certain assets and liabilities of E*TRADE Advisor Services (“EAS”), the registered investment advisor custody business of Morgan Stanley. This business was rebranded as Axos Advisors Services (“AAS”). AAS adds incremental fee income, a turnkey technology platform used by independent registered investment advisors for trading and custody services, and low-cost deposits that can be used to generate fee income from other bank partners or to fund loan growth at Axos Bank. The purchase price of $54.8 million consisted entirely of cash consideration paid upon acquisition and working capital adjustments.
The acquisition is accounted for as a business combination under the acquisition method of accounting. Accordingly, tangible and intangible assets acquired (and liabilities assumed) are recorded at their estimated fair values as of the date of acquisition. The Company allocated the purchase price to the tangible and intangible assets acquired based on information available through December 31, 2021.
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
USE OF NON-GAAP FINANCIAL MEASURES
In addition to the results presented in accordance with GAAP, this report includes the non-GAAP financial measures adjusted earnings, adjusted earnings per common share, and tangible book value per common share. Non-GAAP financial measures have inherent limitations, may not be comparable to similarly titled measures used by other companies and are not audited. Readers should be aware of these limitations and should be cautious as to their reliance on such measures. Although we believe the non-GAAP financial measures disclosed in this report enhance investors’ understanding of our business and performance, these non-GAAP measures should not be considered in isolation, or as a substitute for GAAP basis financial measures.
We define “adjusted earnings”, a non-GAAP financial measure, as net income without the after-tax impact of non-recurring acquisition-related costs (including amortization of intangible assets related to acquisitions), and other costs (unusual or non-recurring charges). Adjusted earnings per diluted common share (“adjusted EPS”), a non-GAAP financial measure, is calculated by dividing non-GAAP adjusted earnings by the average number of diluted common shares outstanding during the period. We believe the non-GAAP measures of adjusted earnings and adjusted EPS provide useful information about the Company’s operating performance. We believe excluding the non-recurring acquisition related costs, and other costs (unusual or non-recurring charges) provides investors with an alternative understanding of Axos’ business without these non-recurring costs.

Below is a reconciliation of net income, the nearest compatible GAAP measure, to adjusted earnings and adjusted EPS (Non-GAAP) for the periods shown:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except per share amounts)	2021	2020	2021	2020
Net income	$60,787	$54,785	$120,997	$107,807
Acquisition-related costs	3,026	2,552	5,872	5,154
Tax effects of adjustments	(896)	(771)	(1,723)	(1,554)
Adjusted earnings (Non-GAAP)	$62,917	$56,566	$125,146	$111,407
Adjusted EPS (Non-GAAP)	$1.04	$0.94	$2.06	$1.85

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
Below is a reconciliation of total stockholders’ equity, the nearest compatible GAAP measure, to tangible book value (Non-GAAP) as of the dates indicated:

	December 31,
(Dollars in thousands)	2021	2020
Common stockholders’ equity	$1,523,157	$1,287,482
Less: mortgage servicing rights, carried at fair value	20,110	14,314
Less: goodwill and other intangible assets	161,954	120,644
Tangible common stockholders’ equity (Non-GAAP)	$1,341,093	$1,152,524
Common shares outstanding at end of period	59,498,575	59,072,822
Tangible book value per common share (Non-GAAP)	$22.54	$19.51

SELECTED FINANCIAL DATA
The following tables set forth certain selected financial data concerning the periods indicated:
AXOS FINANCIAL, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands)	December 31, 2021	June 30, 2021	December 31, 2020
Selected Balance Sheet Data:
Total assets	$15,547,947	$14,265,565	$14,393,267
Loans—net of allowance for credit losses	12,607,179	11,414,814	11,609,584
Loans held for sale, carried at fair value	27,428	29,768	64,287
Loans held for sale, lower of cost or fair value	11,446	12,294	13,769
Allowance for credit losses - loans	140,489	132,958	136,393
Securities—trading	1,223	1,983	362
Securities—available-for-sale	139,581	187,335	209,828
Securities borrowed	534,243	619,088	317,571
Customer, broker-dealer and clearing receivables	429,634	369,815	264,572
Total deposits	12,269,172	10,815,797	11,463,136
Advances from the FHLB	157,500	353,500	182,500
Borrowings, subordinated notes and debentures	260,435	221,358	418,480
Securities loaned	578,762	728,988	362,170
Customer, broker-dealer and clearing payables	528,796	535,425	475,473
Total stockholders’ equity	1,523,157	1,400,936	1,287,482

Capital Ratios:
Equity to assets at end of period	9.80%	9.82%	8.95%
Axos Financial, Inc.:
Tier 1 leverage (core) capital to adjusted average assets	9.42%	8.82%	8.68%
Common equity tier 1 capital (to risk-weighted assets)	10.08%	11.36%	10.85%
Tier 1 capital (to risk-weighted assets)	10.08%	11.36%	10.85%
Total capital (to risk-weighted assets)	12.16%	13.78%	13.88%
Axos Bank:
Tier 1 leverage (core) capital to adjusted average assets	10.13%	9.45%	9.08%
Common equity tier 1 capital (to risk-weighted assets)	10.91%	12.28%	11.45%
Tier 1 capital (to risk-weighted assets)	10.91%	12.28%	11.45%
Total capital (to risk-weighted assets)	11.73%	13.21%	12.44%
Axos Clearing, LLC:
Net capital	$39,453	$35,950	34,417
Excess capital	$32,171	$27,904	28,941
Net capital as a percentage of aggregate debit items	10.84%	8.94%	12.57%
Net capital in excess of 5% aggregate debit items	$21,249	$15,836	20,726

AXOS FINANCIAL, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	At or for the Three Months Ended		At or for the Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
Selected Income Statement Data:
Interest and dividend income	$157,076	$155,379	$315,386	$305,268
Interest expense	11,508	21,287	23,176	43,849
Net interest income	145,568	134,092	292,210	261,419
Provision for credit losses	4,000	8,000	8,000	19,800
Net interest income after provision for credit losses	141,568	126,092	284,210	241,619
Non-interest income	30,787	28,718	57,489	64,573
Non-interest expense	86,019	76,297	170,450	151,843
Income before income tax expense	86,336	78,513	171,249	154,349
Income tax expense	25,549	23,728	50,252	46,542
Net income	$60,787	$54,785	$120,997	$107,807
Net income attributable to common stock	$60,787	$54,672	$120,997	$107,617

Per Common Share Data:
Net income:
Basic	$1.02	$0.93	$2.04	$1.82
Diluted	$1.00	$0.91	$1.99	$1.79
Adjusted earnings (Non-GAAP)	$1.04	$0.94	$2.06	$1.85
Book value	$25.60	$21.79	$25.60	$21.79
Tangible book value (Non-GAAP)	$22.54	$19.51	$22.54	$19.51

Weighted average number of common shares outstanding:
Basic	59,496,489	59,049,697	59,443,667	59,278,672
Diluted	60,755,981	60,040,723	60,749,383	60,196,516
Common shares outstanding at end of period	59,498,575	59,072,822	59,498,575	59,072,822
Common shares issued at end of period	68,376,837	67,668,664	68,376,837	67,668,664

Performance Ratios and Other Data:
Loan originations for investment	$2,525,871	$1,909,978	$4,618,150	$3,240,790
Loan originations for sale	$193,320	$490,261	$403,287	$931,065
Return on average assets	1.63%	1.57%	1.65%	1.56%
Return on average common stockholders’ equity	16.29%	17.30%	16.51%	17.21%
Interest rate spread[1]	3.90%	3.71%	3.97%	3.67%
Net interest margin[2]	4.10%	3.94%	4.16%	3.89%
Net interest margin[2] – Banking Business Segment	4.30%	4.11%	4.39%	4.01%
Efficiency ratio[3]	48.78%	46.86%	48.74%	46.58%
Efficiency ratio[3] – Banking Business Segment	39.39%	40.45%	39.66%	40.20%

Asset Quality Ratios:
Net annualized charge-offs to average loans	0.01%	0.16%	0.01%	0.12%
Non-performing loans to total loans	1.14%	1.44%	1.14%	1.44%
Non-performing assets to total assets	0.94%	1.22%	0.94%	1.22%
Allowance for credit losses - loans to total loans held for investment at end of period	1.10%	1.16%	1.10%	1.16%
Allowance for credit losses - loans to non-performing loans	96.27%	80.58%	96.27%	80.58%
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

RESULTS OF OPERATIONS
Comparison of the Three and Six Months Ended December 31, 2021 and 2020
For the three months ended December 31, 2021, we had net income of $60.8 million compared to net income of $54.8 million for the three months ended December 31, 2020. Net income attributable to common stockholders was $60.8 million or $1.00 per diluted share for the three months ended December 31, 2021 compared to net income attributable to common shareholders of $54.7 million, or $0.91 per diluted share for the three months ended December 31, 2020. For the six months ended December 31, 2021, we had net income of $121.0 million compared to net income of $107.8 million for the six months ended December 31, 2020. Net income attributable to common stockholders was $121.0 million, or $1.99 per diluted share for the six months ended December 31, 2021 compared to net income attributable to common shareholders of $107.6 million, or $1.79 per diluted share for the six months ended December 31, 2020.
Adjusted earnings and adjusted EPS, non-GAAP measures, which exclude non-recurring costs related to mergers and acquisitions (including amortization of intangible assets related to acquisitions), increased 11.2% to $62.9 million and 10.6% to $1.04, respectively, for the quarter ended December 31, 2021 compared to $56.6 million and $0.94, respectively, for the quarter ended December 31, 2020. Adjusted earnings and adjusted EPS increased 12.3% to $125.1 million and 11.4% to $2.06, respectively, for the six months ended December 31, 2021 compared to $111.4 million and $1.85, respectively, for the six months ended December 31, 2020.
Net Interest Income
Net interest income for the three and six months ended December 31, 2021 totaled $145.6 million and $292.2 million, an increase of 8.6% and 11.8%, compared to net interest income of $134.1 million and $261.4 million for the three and six months ended December 31, 2020, respectively. The increase for the three and six months were primarily due to increased average earnings assets from net loan portfolio growth and reduced rates paid on interest-bearing demand and savings deposits and time deposits, partially offset by reduced yields on interest earning assets. During the three and six months ended December 31, 2021, average non-interest bearing deposits increased $1,695.0 million and $1,460.0 million, respectively, primarily from the deposits acquired through the acquisition of AAS.
Total interest and dividend income during the three and six months ended December 31, 2021 increased 1.1% to $157.1 million and 3.3% to $315.4 million, compared to $155.4 million and $305.3 million during the three and six months ended December 31, 2020, respectively. The increase in interest and dividend income for the three and six months ended December 31, 2021 was primarily attributable to the growth in average earning assets from loan originations and securities borrowed and margin lending, partially offset by reduced yields on loans and securities borrowed and margin lending. The average balance of loans and securities borrowed increased by 6.2% and 41.1%, respectively, for the three months ended December 31, 2021 compared to the three months ended December 31, 2020. The average balance of loans and securities borrowed increased by 6.9% and 62.9%, respectively, for the six months ended December 31, 2021 compared to the six months ended December 31, 2020.
Total interest expense was $11.5 million for the three months ended December 31, 2021, a decrease of $9.8 million or 45.9% as compared with the three months ended December 31, 2020. Total interest expense was $23.2 million for the six months ended December 31, 2021, a decrease of $20.7 million or 47.1% as compared with the six months ended December 31, 2020. The decrease in the average cost of funds rate for the three months ended December 31, 2021 compared to 2020 was primarily due to 19 basis point decrease on interest-bearing demand and savings deposits due to decreases in prevailing deposit rates across the industry and a 66 basis point decrease in the three month average rates paid on time deposits, due to higher rate time deposits maturing. The decrease in the average cost of funds rate for the six months ended December 31, 2021 compared to 2020 was primarily due to a 24 basis point decrease on interest-bearing demand and savings deposits due to decreases in prevailing deposit rates across the industry and a 75 basis point decrease in the six month average rates paid on time deposits, due to higher rate time deposits maturing. During the three and six months ended December 31, 2021, average non-interest bearing deposits increased $1,695.0 million and $1,460.0 million, respectively, primarily from the deposits acquired through the acquisition of AAS.
Net interest margin, defined as annualized net interest income divided by average earning assets, increased 16 basis points to 4.10% for the three months ended December 31, 2021 from 3.94% for the three months ended December 31, 2020, and increased 27 basis points to 4.16% for the six months ended December 31, 2021 from 3.89% for the six months ended December 31, 2020. During the three and six months ended December 31, 2021, the primary contributors to the 16 and 27 basis point increases, respectively, was the increase in non-interest bearing deposits increased $1,695.0 million and $1,460.0 million, respectively, primarily from the deposits acquired through the acquisition of AAS and decreased rates on interest-bearing deposits.

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

	For the Three Months Ended
	December 31,
	2021			2020
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$12,116,565	$149,469	4.93%	$11,409,942	$147,085	5.16%
Interest-earning deposits in other financial institutions	1,247,675	642	0.21%	1,495,760	493	0.13%
Mortgage-backed and other investment securities[4]	139,711	1,338	3.83%	202,363	2,917	5.77%
Securities borrowed and margin lending[5]	686,920	5,366	3.12%	486,692	4,666	3.83%
Stock of the regulatory agencies	20,519	261	5.11%	20,611	218	4.23%
Total interest-earning assets	14,211,390	157,076	4.42%	13,615,368	155,379	4.56%
Non-interest-earning assets	676,030			363,373
Total assets	$14,887,420			$13,978,741
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$6,587,348	$4,299	0.26%	$7,215,813	$8,131	0.45%
Time deposits	1,333,848	3,506	1.05%	1,860,058	7,964	1.71%
Securities loaned	439,035	218	0.20%	305,900	255	0.33%
Advances from the FHLB	272,033	973	1.43%	234,649	1,326	2.26%
Borrowings, subordinated notes and debentures	262,781	2,512	3.82%	429,833	3,611	3.36%
Total interest-bearing liabilities	8,895,045	11,508	0.52%	10,046,253	21,287	0.85%
Non-interest-bearing demand deposits	3,734,029			2,039,064
Other non-interest-bearing liabilities	765,946			624,220
Stockholders’ equity	1,492,400			1,269,204
Total liabilities and stockholders’ equity	$14,887,420			$13,978,741
Net interest income		$145,568			$134,092
Interest rate spread[6]			3.90%			3.71%
Net interest margin[7]			4.10%			3.94%
1Average balances are obtained from daily data.
2Annualized.
3Loans include loans held for sale, loan premiums and unearned fees.
4Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant Loans include average balances of $26.5 million and $27.3 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2021 and 2020 three-month periods, respectively.
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

	For the Six Months Ended
	December 31,
	2021			2020
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$11,889,439	$298,645	5.02%	$11,125,812	$288,509	5.19%
Interest-earning deposits in other financial institutions	1,205,409	1,233	0.20%	1,601,170	1,000	0.12%
Mortgage-backed and other investment securities[4]	148,000	2,759	3.73%	196,270	5,594	5.70%
Securities borrowed and margin lending[5]	795,231	12,217	3.07%	488,129	9,743	3.99%
Stock of the regulatory agencies	20,607	532	5.17%	20,610	422	4.10%
Total interest-earning assets	14,058,686	315,386	4.49%	13,431,991	305,268	4.55%
Non-interest-earning assets	587,794			363,165
Total assets	$14,646,480			$13,795,156
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$6,568,907	$7,866	0.24%	$7,134,068	$17,222	0.48%
Time deposits	1,348,454	7,651	1.13%	1,959,299	18,427	1.88%
Securities loaned	549,538	469	0.17%	304,251	379	0.25%
Advances from the FHLB	283,717	1,989	1.40%	238,574	2,698	2.26%
Borrowings, subordinated notes and debentures	249,170	5,201	4.17%	343,198	5,123	2.99%
Total interest-bearing liabilities	8,999,786	23,176	0.52%	9,979,390	43,849	0.88%
Non-interest-bearing demand deposits	3,431,150			1,971,139
Other non-interest-bearing liabilities	749,781			593,835
Stockholders’ equity	1,465,763			1,250,792
Total liabilities and stockholders’ equity	$14,646,480			$13,795,156
Net interest income		$292,210			$261,419
Interest rate spread[6]			3.97%			3.67%
Net interest margin[7]			4.16%			3.89%
1Average balances are obtained from daily data.
2Annualized.
3Loans include loans held for sale, loan premiums and unearned fees.
4Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Loans include average balances of $26.6 million and $27.4 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2021 and 2020 six-month periods, respectively.
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

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume). The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.:

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
	2021 vs 2020			2021 vs 2020
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
Increase / (decrease) in interest income:
Loans	$9,016	$(6,632)	$2,384	$19,665	$(9,529)	$10,136
Interest-earning deposits in other financial institutions	(96)	245	149	(283)	516	233
Mortgage-backed and other investment securities	(758)	(822)	(1,580)	(1,179)	(1,657)	(2,836)
Securities borrowed and margin lending	1,674	(974)	700	5,097	(2,623)	2,474
Stock of the regulatory agencies	(1)	45	44	—	111	111
	$9,835	$(8,138)	$1,697	$23,300	$(13,182)	$10,118
Increase / (decrease) in interest expense:
Interest-bearing demand and savings	$(655)	$(3,177)	$(3,832)	$(1,313)	$(8,043)	$(9,356)
Time deposits	(1,886)	(2,572)	(4,458)	(4,727)	(6,049)	(10,776)
Securities loaned	85	(122)	(37)	239	(149)	90
Advances from the FHLB	188	(541)	(353)	446	(1,155)	(709)
Borrowings, subordinated notes and debentures	(1,544)	445	(1,099)	(1,628)	1,706	78
	$(3,812)	$(5,967)	$(9,779)	$(6,983)	$(13,690)	$(20,673)

Provision for Credit Losses
The provision for credit losses was $4.0 million for the three months ended December 31, 2021 compared to $8.0 million for the three months ended December 31, 2020. The provision for credit losses was $8.0 million for the six months ended December 31, 2021 compared to $19.8 million for the six months ended December 31, 2020. The decreases in the provision for the three and six months ended December 31, 2021 were due to favorable changes in economic and business conditions resulting from reduced levels of disruptions from the COVID-19 pandemic between December 31, 2020 and December 31, 2021, partially offset by loan growth and changes in loan mix. The Provisions for credit losses for the three and six months ended December 31, 2021 were primarily comprised of provisions in commercial real estate and consumer and auto due to growth in these segments of the loan portfolio. Provisions for credit losses are charged to income to bring the allowance for credit losses - loans to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Asset Quality and Allowance for Credit Losses - Loans.”

Non-Interest Income
The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
(Dollars in thousands)	2021	2020	Inc (Dec)	2021	2020	Inc (Dec)
Prepayment penalty fee income	$3,294	$1,579	$1,715	$6,280	$2,947	$3,333
Gain on sale – other	28	156	(128)	45	490	(445)
Mortgage banking income	4,612	10,651	(6,039)	9,865	30,218	(20,353)
Broker-dealer fee income	14,367	6,287	8,080	26,133	11,989	14,144
Banking and service fees	8,486	10,045	(1,559)	15,166	18,929	(3,763)
Total non-interest income	$30,787	$28,718	$2,069	$57,489	$64,573	$(7,084)
Non-interest income increased $2.1 million to $30.8 million for the three months ended December 31, 2021 compared to the three months ended December 31, 2020. The increase was primarily the result of an $8.1 million increase in broker-dealer fee income driven by custody and mutual fund fees earned by the newly acquired AAS division and an increase of $1.7 million in prepayment penalty fee income, partially offset by a decrease of $6.0 million mortgage banking income and a decrease of $1.6 million in banking and service fees, from Emerald Prepaid Mastercard® and Refund Transfer products associated with H&R Block that did not recur for the three months ended December 31, 2021. Non-interest income decreased $7.1 million to $57.5 million for the six months ended December 31, 2021 compared to the six months ended December 31, 2020. The change was primarily the result of a $20.4 million decrease in mortgage banking income and a $3.8 million decrease in banking and service fees, from Emerald Prepaid Mastercard® and Refund Transfer products associated with H&R Block that did not recur in the six months ended December 31, 2021, partially offset by a $14.1 million increase in broker-dealer fee income driven by custody and mutual fund fees earned by the newly acquired AAS division and an increase of $3.3 million in prepayment penalty fee income.

Non-Interest Expense
    The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
(Dollars in thousands)	2021	2020	Inc (Dec)	2021	2020	Inc (Dec)
Salaries and related costs	$39,979	$38,199	$1,780	$80,716	$76,822	$3,894
Data processing	12,199	9,673	2,526	24,291	17,601	6,690
Advertising and promotional	3,402	3,783	(381)	6,774	6,339	435
Depreciation and amortization	6,785	5,862	923	12,513	12,048	465
Professional services	5,943	5,629	314	10,488	11,628	(1,140)
Occupancy and equipment	3,342	3,132	210	6,523	6,143	380
FDIC and regulatory fees	2,475	2,601	(126)	4,741	5,293	(552)
Broker-dealer clearing charges	3,678	2,451	1,227	7,683	4,708	2,975
General and administrative expense	8,216	4,967	3,249	16,721	11,261	5,460
Total non-interest expenses	$86,019	$76,297	$9,722	$170,450	$151,843	$18,607
Non-interest expense, which is comprised of compensation, data processing, depreciation and amortization, advertising and promotional, professional services, occupancy and equipment, FDIC and regulator fees, broker-dealer clearing charges and other operating expenses, was $86.0 million for the three months ended December 31, 2021, compared to $76.3 million for the three months ended December 31, 2020. Non-interest expense was $170.5 million for the six months ended December 31, 2021, up from $151.8 million for the six months ended December 31, 2020. The increases for the three and six months ended December 31, 2021 were generally due to the addition of AAS and the expansion of the Company specifically in areas related to lending and deposits.
Total salaries and related costs increased $1.8 million to $40.0 million for the three months ended December 31, 2021 compared to $38.2 million for the three months ended December 31, 2020 and increased $3.9 million to $80.7 million for the six months ended December 31, 2021 compared to $76.8 million for the six months ended December 31, 2020. The increases in compensation expense for the three and six months ended December 31, 2021 were primarily due to increased staffing levels as a result of the AAS acquisition. Our staff increased to 1,280 from 1,157, or 10.6% between December 31, 2021 and 2020.
Data processing expense increased $2.5 million for the three months ended December 31, 2021 compared to three months ended December 31, 2020, and increased $6.7 million for the six months ended December 31, 2021 compared to the six month period ended December 31, 2020, primarily due to enhancements to customer interfaces and the Company’s core processing systems.
Advertising and promotional expense decreased $0.4 million and increased $0.4 million for the three and six months ended December 31, 2021, compared to the three and six months ended December 31, 2020, respectively. Fluctuations are mainly the result of changes in lead generation and deposit marketing costs.
Depreciation and amortization expense increased $0.9 million and $0.5 million for the three and six months ended December 31, 2021, compared to the three and six months ended December 31, 2020, respectively. The increases for the three and six months ended December 31, 2021 were primarily due to amortization of intangibles as a result of the AAS acquisition and depreciation on lending platform enhancements and infrastructure development.
Professional services expense increased $0.3 million and decreased $1.1 million for the three and six months ended December 31, 2021, compared to the three and six months ended December 31, 2020, respectively. Professional services charges increased due primarily to increased legal expense during the three months ended December 31, 2021. The decreased for the six months ended December 31, 2021, was primarily the result of lower legal expense, compared to the six months ended December 31, 2020.
Occupancy and equipment expense increased by $0.2 million and $0.4 million for the three and six months ended December 31, 2021 compared to the three and six months ended December 31, 2020, respectively. The changes for the three and six months ended December 31, 2021 are primarily due to annual cost increases in our office space lease agreements and the addition of an assumed office space lease for our AAS employees.

Our cost of FDIC and regulatory fees decreased $0.1 million and $0.6 million for the three and six months ended December 31, 2021, compared to the three and six month period last year, respectively. The decreases were due to favorable fluctuations in the Bank’s assessment rate. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.
Broker-dealer clearing charges increased $1.2 million and $3.0 million for the three and six months ended December 31, 2021 compared to the three and six months ended December 31, 2020, respectively. The increases were attributable to the acquisition of AAS and increased clearing charges due to higher activity during the three and six months ended December 31, 2021.
Other general and administrative costs increased by $3.2 million and $5.5 million for the three and six months ended December 31, 2021, compared to the three and six months ended December 31, 2020, respectively. The increase in the three months ended December 31, 2021 as compared to the three months ended December 31, 2020 was primarily due to a $1.0 million provision to allowance for credit losses of unfunded commitments, compared to a $1.0 million reduction in the 2020 period, increased loan processing costs, and increased travel costs. The increase in the six months ended December 31, 2021 as compared to December 31, 2020 was primarily due to a $3.0 million provision to allowance for credit losses of unfunded commitments, increased loan processing costs and increased travel costs.
Provision for Income Taxes
Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended December 31, 2021 and 2020 were 29.59% and 30.22%, respectively. Our effective income tax rates for the six months ended December 31, 2021 and 2020 were 29.34% and 30.15%, respectively. The change in effective income tax rates between periods are primarily the result of changes in tax benefits from stock compensation.
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

	For the Three Months Ended December 31, 2021
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$142,259	$4,506	$(1,197)	$145,568
Provision for credit losses	4,000	—	—	4,000
Non-interest income	16,295	16,454	(1,962)	30,787
Non-interest expense	62,449	21,654	1,916	86,019
Income before taxes	$92,105	$(694)	$(5,075)	$86,336

	For the Three Months Ended December 31, 2020
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$132,166	$4,260	$(2,334)	$134,092
Provision for credit losses	8,000	—	—	8,000
Non-interest income	22,295	6,572	(149)	28,718
Non-interest expense	62,474	11,312	2,511	76,297
Income before taxes	$83,987	$(480)	$(4,994)	$78,513

	For the Six Months Ended December 31, 2021
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$284,500	$10,682	$(2,972)	$292,210
Provision for credit losses	8,000	—	—	8,000
Non-interest income	31,123	29,560	(3,194)	57,489
Non-interest expense	125,174	40,927	4,349	170,450
Income before taxes	$182,449	$(685)	$(10,515)	$171,249

	For the Six Months Ended December 31, 2020
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$255,174	$9,154	$(2,909)	$261,419
Provision for credit losses	19,800	—	—	19,800
Non-interest income	52,507	12,356	(290)	64,573
Non-interest expense	123,691	22,664	5,488	151,843
Income before taxes	$164,190	$(1,154)	$(8,687)	$154,349
Banking Business
For the three months ended December 31, 2021, our Banking Business segment had income before taxes of $92.1 million compared to income before taxes of $84.0 million for the three months ended December 31, 2020. For the six months ended December 31, 2021, we had income before taxes of $182.4 million compared to income before taxes of $164.2 million for the six months ended December 31, 2020. For the three and six months ended December 31, 2020, the increase in income before taxes was mainly due to an increase in net interest income primarily from a decline in rates of interest-bearing demand and savings deposits and time deposits and a decrease in provision for credit losses, partially offset by a decrease in mortgage banking, compared to the three and six months ended December 31, 2020.
We consider the ratios shown in the table below to be key indicators of the performance of our Banking Business segment:

	At or for the Three Months Ended		At or for the Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Efficiency ratio	39.39%	40.45%	39.66%	40.20%
Return on average assets	1.92%	1.80%	1.92%	1.79%
Interest rate spread	4.14%	3.93%	4.23%	3.82%
Net interest margin	4.30%	4.11%	4.39%	4.01%
Our Banking Business segment’s net interest margin exceeds our consolidated net interest margin. Our consolidated net interest margin includes certain items that are not reflected in the calculation of our net interest margin within our Banking Business and reduce our consolidated net interest margin, such as the borrowing costs at our Parent Company and the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in our Securities Business, including items related to securities financing operations that typically decrease net interest margin.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents our Banking Business segment’s information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin:

	For the Three Months Ended
	December 31,
	2021			2020
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$12,076,831	$148,960	4.93%	$11,364,115	$146,327	5.15%
Interest-earning deposits in other financial institutions	963,533	376	0.16%	1,239,160	324	0.10%
Mortgage-backed and other investment securities[4]	163,417	1,458	3.57%	232,518	3,072	5.28%
Stock of the regulatory agencies	17,402	260	5.98%	17,250	216	5.01%
Total interest-earning assets	13,221,183	151,054	4.57%	12,853,043	149,939	4.67%
Non-interest-earning assets	301,502			159,802
Total assets	$13,522,685			$13,012,845
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$6,619,803	$4,316	0.26%	$7,391,544	$8,354	0.45%
Time deposits	1,333,848	3,506	1.05%	1,860,058	7,964	1.71%
Advances from the FHLB	272,033	973	1.43%	234,649	1,326	2.26%
Borrowings, subordinated notes and debentures	261	—	—%	147,354	130	0.35%
Total interest-bearing liabilities	8,225,945	8,795	0.43%	9,633,605	17,774	0.74%
Non-interest-bearing demand deposits	3,784,965			2,057,615
Other non-interest-bearing liabilities	131,229			126,001
Stockholders’ equity	1,380,546			1,195,624
Total liabilities and stockholders’ equity	$13,522,685			$13,012,845
Net interest income		$142,259			$132,165
Interest rate spread[5]			4.14%			3.93%
Net interest margin[6]			4.30%			4.11%
1Average balances are obtained from daily data.
2Annualized.
3Loans include loans held for sale, loan premiums and unearned fees.
4Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Loans include average balances of $26.5 million and $27.3 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2021 and 2020 three-month periods, respectively.
5Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
6Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents our Banking Business segment’s information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin:

	For the Six Months Ended
	December 31,
	2021			2020
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$11,849,452	$297,803	5.03%	$11,077,492	$287,005	5.18%
Interest-earning deposits in other financial institutions	921,695	713	0.15%	1,390,747	716	0.10%
Mortgage-backed and other investment securities[4]	171,981	3,004	3.49%	229,799	5,928	5.16%
Stock of the regulatory agencies	17,613	530	6.02%	17,250	419	4.86%
Total interest-earning assets	12,960,741	302,050	4.66%	12,715,288	294,068	4.63%
Non-interest-earning assets	294,156			156,007
Total assets	$13,254,897			$12,871,295
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$6,617,301	$7,910	0.24%	$7,245,289	$17,509	0.48%
Time deposits	1,348,454	7,651	1.13%	1,959,299	18,427	1.88%
Advances from the FHLB	283,717	1,989	1.40%	238,574	2,698	2.26%
Borrowings, subordinated notes and debentures	152	—	—%	149,653	262	0.35%
Total interest-bearing liabilities	8,249,624	17,550	0.43%	9,592,815	38,896	0.81%
Non-interest-bearing demand deposits	3,511,837			1,988,235
Other non-interest-bearing liabilities	141,222			130,736
Stockholders’ equity	1,352,214			1,159,509
Total liabilities and stockholders’ equity	$13,254,897			$12,871,295
Net interest income		$284,500			$255,172
Interest rate spread[5]			4.23%			3.82%
Net interest margin[6]			4.39%			4.01%
1Average balances are obtained from daily data.
2Annualized.
3Loans include loans held for sale, loan premiums and unearned fees.
4Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Loans include average balances of $26.6 million and $27.4 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2021 and 2020 six-month periods, respectively.
5Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
6Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our net interest income for our Banking Business segment. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume). The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.:

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
	2021 vs 2020			2021 vs 2020
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
Increase / (decrease) in interest income:
Loans	$9,002	$(6,369)	$2,633	$19,367	$(8,569)	$10,798
Interest-earning deposits in other financial institutions	(87)	139	52	(282)	279	(3)
Mortgage-backed and other investment securities	(772)	(842)	(1,614)	(1,279)	(1,645)	(2,924)
Stock of the regulatory agencies, at cost	2	42	44	9	102	111
	$8,145	$(7,030)	$1,115	$17,815	$(9,833)	$7,982
Increase / (decrease) in interest expense:
Interest-bearing demand and savings	$(800)	$(3,238)	$(4,038)	$(1,418)	$(8,181)	$(9,599)
Time deposits	(1,886)	(2,572)	(4,458)	(4,727)	(6,049)	(10,776)
Advances from the FHLB	188	(541)	(353)	446	(1,155)	(709)
Borrowings, subordinated notes and debentures	(65)	(65)	(130)	(131)	(131)	(262)
	$(2,563)	$(6,416)	$(8,979)	$(5,830)	$(15,516)	$(21,346)
The Banking Business segment’s net interest income for the three and six months ended December 31, 2021 totaled $142.3 million and $284.5 million, an increase of 7.6% and an increase of 11.5%, compared to net interest income of $132.2 million and $255.2 million for the three and six months ended December 31, 2020, respectively. The increase for the three and six months ended December 31, 2021 was primarily due to the reduction in the rates paid on interest-bearing demand and savings deposits, and increased interest income due to growth in the loan portfolio, partially offset by reduced yields on interest earning assets.
The Banking Business segment’s non-interest income decreased $6.0 million to $16.3 million and decreased $21.4 million to $31.1 million for the three and six months ended December 31, 2021 compared to the three and six months ended December 31, 2020, respectively. The net decrease was mainly the result of decreased mortgage banking income and decreased banking and service fees from Emerald Prepaid Mastercard® and Refund Transfer products associated with H&R Block that did not recur for the six months ended December 31, 2021, partially offset by increases in prepayment penalty fee income for the three and six months ended December 31, 2021, as compared to the three and six months ended December 31, 2020.
The Banking Business segment’s non-interest expense was flat for the three months ended December 31, 2021 and increased $1.5 million for the six months ended December 31, 2021 compared to the three and six months ended December 31, 2020. For the three months ended December 31, 2021 compared to the three months ended December 31, 2020, non-interest expense was flat due to a $3.4 million increase in other general and administrative expenses, partially offset by a $3.3 million decrease of salaries and related expenses. For the six months ended December 31, 2021 compared to the six months ended December 31, 2020, the $1.5 million increase was primarily due to a $5.2 million increase in other general and administrative expenses, a $4.8 million increase in data processing expense, and a $2.9 million increase in advertising and promotional expense, partially offset by a $6.4 million decrease of salaries and related expenses, a $2.1 million decrease in professional fees, a $1.3 million decrease in Depreciation and amortization, a $0.7 million decrease in Occupancy and equipment, and a $0.5 million decrease in regulatory fees.
Securities Business
For the three months ended December 31, 2021, our Securities Business segment had a loss before taxes of $0.7 million compared to a loss before taxes of $0.5 million for the three months ended December 31, 2020. For the six months ended

December 31, 2021, our Securities Business segment had a loss before taxes of $0.7 million compared to a loss before taxes of $1.2 million for the six months ended December 31, 2020.
Net interest income for the three months ended December 31, 2021, increased $0.2 million to $4.5 million compared to the three months ended December 31, 2020. Net interest income for the six months ended December 31, 2021 increased $1.5 million to $10.7 million compared to the six months ended December 31, 2020. The increases were primarily a result of increase in the average interest-earning balance of securities borrowed and margin lending. In the Securities Business, interest is earned through margin loan balances, securities borrowed, and cash deposit balances. Interest expense is incurred from cash borrowed through bank lines and securities lending.
Non-interest income during the three months ended December 31, 2021, increased $9.9 million to $16.5 million compared to the three months ended December 31, 2020. The increases were primarily $8.0 million attributable to the addition of AAS custody and mutual funds fees, an increase of $1.2 million in fees earned on FDIC insured bank deposits, an increase of $0.3 million in correspondent fees, and an increase of $0.2 million of clearing and custodial related fees. Non-interest income during the six months ended December 31, 2021 increased $17.2 million to $29.6 million compared to the six months ended December 31, 2020. The increases were primarily $13.3 million attributable to the addition of AAS custody and mutual funds fees, an increase of $2.1 million in fees earned on FDIC insured bank deposits, an increase of $0.9 million in correspondent fees, an increase of $0.6 million of clearing and custodial related fees, and an increase of $0.2 million of clearing technology services.
Non-interest expense increased $10.3 million to $21.7 million for the three months ended December 31, 2021 from the $11.3 million for the three months ended December 31, 2020. The increase was primarily related to an increase of $4.7 million in salaries and related expenses related to staffing and the acquisition of AAS, an increase of $1.5 million in data processing, an increase of $1.3 million depreciation and amortization expense, and an increase of $1.2 million in broker-dealer clearing charges. Non-interest expense increased $18.3 million to $40.9 million for the six months ended December 31, 2021, from $22.7 million for the six months ended December 31, 2020. The increase was primarily related to an increase of $9.1 million in salaries and related expenses related to staffing and the acquisition of AAS, an increase of $3.0 million in broker-dealer clearing charges, an increase of $1.8 million in data processing, an increase of $1.7 million depreciation and amortization expense, and an increase of $1.1 million occupancy and equipment expense. The increases were primarily the result of the addition of AAS.
Selected information concerning the Securities segment follows as of and for the three months ended:

	December 31,
(Dollars in thousands)	2021	2020
Compensation as a % of net revenue	39.9%	33.2%
FDIC insured program balances (end of period)	$2,216,939	$772,801
Customer margin balances (end of period)	$328,607	$231,189
Customer funds on deposit, including short credits (end of period)	$259,626	$313,297

Clearing:
Total tickets	2,113,270	1,314,534
Correspondents (end of period)	68	63

Securities lending:
Interest-earning assets – stock borrowed (end of period)	$534,243	$317,571
Interest-bearing liabilities – stock loaned (end of period)	$578,762	$362,170
FINANCIAL CONDITION
Balance Sheet Analysis
Total assets increased $1,282.4 million, or 9.0%, to $15.5 billion, as of December 31, 2021, up from $14.3 billion at June 30, 2021. The increase in total assets was mainly due to an increase of $1,192.4 million in net loans held for investment, an increase of $80.6 million in cash and cash equivalents, and an increase of $59.8 million in customer, broker-dealer and clearing payables, partially offset by a decrease of $84.8 million in securities borrowed. Total liabilities increased $1,160.2 million, primarily due to growth in deposits of $1,453.4 million, partially offset by a decrease of $196.0 million in advances from the FHLB and a decrease of $150.2 million in securities loaned.

Loans
Net loans held for investment increased 10.4% to $12.6 billion as of December 31, 2021 from $11.4 billion at June 30, 2021. The increase in the loan portfolio was primarily due to loan originations of $4.6 billion, partially offset by loan repayments and other adjustments of $3.4 billion.
The following table sets forth the composition of the loan portfolio as of the dates indicated:

	December 31, 2021		June 30, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single Family - Mortgage & Warehouse	$4,281,646	33.5%	$4,359,472	37.8%
Multifamily and Commercial Mortgage	2,483,932	19.5%	2,470,454	21.4%
Commercial Real Estate	3,857,367	30.2%	3,180,453	27.5%
Commercial & Industrial - Non-RE	1,631,811	12.8%	1,123,869	9.7%
Auto & Consumer	478,636	3.8%	362,180	3.1%
Other	22,282	0.2%	58,316	0.5%
Total gross loans	12,755,674	100.0%	11,554,744	100.0%
Allowance for credit losses - loans	(140,489)		(132,958)
Unaccreted discounts and loan fees	(8,006)		(6,972)
Total net loans	$12,607,179		$11,414,814
The Bank originates some single family interest only loans with terms that include repayments that are less than the repayments for fully amortizing loans. The Bank’s lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Bank monitors and performs reviews of interest only loans. Adverse trends reflected in the Company’s delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of December 31, 2021, the Company had $1.1 billion of interest only mortgage loans.
Asset Quality and Allowance for Loan and Lease Losses
Non-performing Assets
Non-performing loans are comprised of loans past due 90 days or more on nonaccrual status and other nonaccrual loans. Non-performing assets include non-performing loans plus other real estate owned and repossessed vehicles. At December 31, 2021, our non-performing loans totaled $145.9 million, or 1.14% of total gross loans and our non-performing loans and foreclosed assets or “non-performing assets” totaled $146.2 million, or 0.94% of total assets.
Non-performing assets consisted of the following as of the dates indicated:

(Dollars in thousands)	December 31, 2021	June 30, 2021	Inc (Dec)
Non-performing assets:
Non-accrual loans and leases:
Single Family - Mortgage & Warehouse	$122,326	$105,708	$16,618
Multifamily and Commercial Mortgage	7,688	20,428	(12,740)
Commercial Real Estate	15,244	15,839	(595)
Commercial & Industrial - Non-RE	—	2,942	(2,942)
Auto & Consumer	620	278	342
Other	55	—	55
Total non-performing loans	145,933	145,195	738
Foreclosed real estate	—	6,547	(6,547)
Repossessed—Auto and RV	251	235	16
Total non-performing assets	$146,184	$151,977	$(5,793)
Total non-performing loans as a percentage of total loans	1.14%	1.26%	(0.12)%
Total non-performing assets as a percentage of total assets	0.94%	1.07%	(0.13)%

Total non-performing assets decreased from $152.0 million at June 30, 2021 to $146.2 million at December 31, 2021. The decrease in non-performing assets of approximately $5.8 million, was primarily attributable to resolutions of multifamily and commercial mortgage loans, and foreclosed real estate. Non-performing single-family loans increased by $16.6 million. The Company ended forbearance for all single family mortgage borrowers during the quarter ended September 30, 2020. The weighted-average LTV of the non-performing single family mortgage loans was 56.5% as of December 31, 2021.
The Bank had no performing troubled debt restructurings as of December 31, 2021 and June 30, 2021. A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent or temporary modifications of principal and interest payments or an extension of maturity dates. When a loan is delinquent and classified as a troubled debt restructuring, no interest is accrued until the borrower demonstrates over time (typically six months) that it can make payments. When a loan is considered a troubled debt restructuring and is on nonaccrual, it is considered non-performing and included in the table above.
Allowance for Credit Losses - Loans

On July 1, 2020, the Company adopted ASC 326. The update replaces the historical incurred loss model to a current expected loss model, resulting, generally, in earlier recognition of loss. Refer to Note 1 - Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 for greater detail on the accounting adoption along with detail of the processes and approaches involved in determining the allowance for credit losses under the new guidance.

The following table reflects management’s allocation of the allowance for credit losses - loans by loan category and the ratio of each loan category to total loans as of the dates indicated:

	December 31, 2021		June 30, 2021
(Dollars in thousands)	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
Single Family Real Estate	$25,580	18.2%	$26,604	20.0%
Multifamily Real Estate	13,628	9.7%	13,146	9.9%
Commercial Real Estate	67,581	48.0%	57,928	43.6%
Commercial and Industrial - Non-RE	22,716	16.2%	28,460	21.4%
Consumer and Auto	10,921	7.8%	6,519	4.9%
Other	63	0.1%	301	0.2%
Total	$140,489	100.0%	$132,958	100.0%
The provision for credit losses was $4.0 million and $8.0 million for the three months ended December 31, 2021 and 2020, respectively. The provision for credit losses was $8.0 million and $19.8 million for the six months ended December 31, 2021 and 2020, respectively. The decrease in the provision for credit losses for three and six months ended December 31, 2021, were due to favorable changes in economic and business conditions resulting from reduced levels of disruptions from the COVID-19 pandemic between December 31, 2020 and December 31, 2021, partially offset by loan growth and changes in loan mix. We believe that the lower average LTV in the Bank’s mortgage loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks. The resolution of the Bank’s existing other real estate owned and non-performing loans should not have a significant adverse impact on our operating results.
Investment Securities
Total investment securities were $140.8 million as of December 31, 2021, compared with $189.3 million at June 30, 2021. During the six months ended December 31, 2021, we purchased securities for $12.3 million and received principal repayments of approximately $58.6 million in our available-for-sale portfolio. The remainder of the change for the available-for-sale portfolio is attributable to accretion and other activities.

Deposits
Deposits increased a net $1.5 billion, or 13.4%, to $12.3 billion at December 31, 2021, from $10.8 billion at June 30, 2021. Non-interest bearing deposits increased $1.4 billion, or 55.5%, to $3.8 billion at December 31, 2021, from June 30, 2021, primarily due to deposits provided by the AAS acquisition. Time deposits decreased $226.4 million as higher costing time deposits were run off.
The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	December 31, 2021		June 30, 2021
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$3,847,461	—%	$2,474,424	—%
Interest bearing:
Demand	3,620,686	0.16%	3,369,845	0.15%
Savings	3,514,610	0.23%	3,458,687	0.21%
Total interest-bearing demand and savings	7,135,296	0.20%	6,828,532	0.18%
Time deposits:
$250 and under[2]	877,488	1.26%	1,070,139	1.30%
Greater than $250	408,927	0.45%	442,702	1.03%
Total time deposits	1,286,415	1.01%	1,512,841	1.22%
Total interest bearing[2]	8,421,711	0.32%	8,341,373	0.37%
Total deposits	$12,269,172	0.22%	$10,815,797	0.29%
1 Based on weighted-average stated interest rates at end of period.
2 The total interest bearing includes brokered deposits of $415.3 million and $621.4 million as of December 31, 2021 and June 30, 2021, respectively, of which $350.0 million and $380.0 million, respectively, are time deposits classified as $250 and under.

The following table sets forth the number of deposit accounts by type as of the date indicated:

	December 31, 2021	June 30, 2021	December 31, 2020
Non-interest bearing, prepaid and other	39,698	36,726	30,068
Checking and savings accounts	342,127	336,068	314,145
Time deposits	10,234	12,815	15,797
Total number of deposit accounts	392,059	385,609	360,010

Borrowings
    The following table sets forth the composition of our borrowings and the interest rates at the dates indicated:

	December 31, 2021		June 30, 2021		December 31, 2020
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB Advances	$157,500	2.29%	$353,500	1.18%	$182,500	2.21%
Borrowings, subordinated notes and debentures	260,435	4.37%	221,358	4.68%	418,480	3.45%
Total borrowings	$417,935	3.59%	$574,858	0.73%	$600,980	3.07%

Weighted average cost of borrowings during the quarter	2.64%		2.93%		2.97%
Borrowings as a percent of total assets	2.69%		4.03%		4.18%
At December 31, 2021, total borrowings amounted to $417.9 million, down $156.9 million, or 27.3%, from June 30, 2021 and down $183.0 million or 30.5% from December 31, 2020. Borrowings as a percent of total assets were 2.69%, 4.03% and 4.18% at December 31, 2021, June 30, 2021 and December 31, 2020, respectively. Weighted average cost of borrowings during the quarter were 2.64%, 2.93% and 2.97% for the quarters ended December 31, 2021, June 30, 2021 and December 31, 2020, respectively.

We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise.
Stockholders’ Equity
    Stockholders’ equity increased $122.2 million to $1,523.2 million at December 31, 2021 compared to $1,400.9 million at June 30, 2021. The increase was the result of our net income for the six months ended December 31, 2021 of $121.0 million, stock compensation expense of $2.4 million, partially offset by a $1.2 million decrease in other comprehensive income, net of tax.
During the three and six months ended December 31, 2021, the Company did not repurchase any common stock shares. The Company has $52.8 million remaining under the Board authorized stock repurchase program.

LIQUIDITY
Cash flow information is as follows:

	For the Six Months Ended
	December 31,
(Dollars in thousands)	2021	2020
Operating Activities	$(76,773)	$284,417
Investing Activities	$(1,132,694)	$(1,015,293)
Financing Activities	$1,290,048	$223,552
During the six months ended December 31, 2021, we had net cash outflows from operating activities of $76.8 million compared to inflows of $284.4 million for the six months ended December 31, 2020, primarily due to net income for each period. Net operating cash inflows and outflows fluctuate primarily due to the timing of the following: originations of loans held for sale, proceeds from loan sales, securities borrowed and loaned, and customer, broker-dealer and clearing receivables and payables, and changes in other assets and payables were the primary drivers.
Net cash outflows from investing activities totaled $1,132.7 million for the six months ended December 31, 2021, while outflows totaled $1,015.3 million for the six months ended December 31, 2020. The increase in outflows was primarily due to increased originations of loans partially offset by increased repayments on loans and the $54.8 million acquisition of AAS.
Net cash inflows from financing activities totaled $1,290.0 million for the six months ended December 31, 2021, compared to net cash outflows from financing activities of $223.6 million for the six months ended December 31, 2020. The primary driver behind the increase in net cash inflows was increased deposits provided in part, by the acquisition of AAS for the six months ended December 31, 2021.
During the six months ended December 31, 2021, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At December 31, 2021, the Company had $1,939.2 million available immediately and $3,449.5 million available with additional collateral. At December 31, 2021, we also had two unsecured federal funds purchase lines with two different banks totaling $175.0 million, under which no borrowings were outstanding.
The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At December 31, 2021, the Bank did not have any borrowings outstanding and the amount available from this source was $2,433.9 million. The credit line is collateralized by consumer loans and mortgage-backed securities.
Axos Clearing has a total of $170.0 million in uncommitted secured lines of credit for borrowing as needed. As of December 31, 2021, there was $75.0 million outstanding. These credit facilities bear interest at rates based on the Federal Funds rate and are due upon demand.
Axos Clearing has a $50.0 million committed unsecured line of credit available for limited purpose borrowing. As of December 31, 2021, no borrowings were outstanding. This credit facility bears interest at rates based on the Federal Funds rate and are due upon demand.
We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies for the next 12 months and beyond. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.

OFF-BALANCE SHEET COMMITMENTS
At December 31, 2021, we had commitments to originate loans with an aggregate outstanding principal balance of $2,483.0 million, and commitments to sell loans with an aggregate outstanding principal balance of $50.0 million. We have no commitments to purchase loans, investment securities or any other unused lines of credit.
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
CAPITAL RESOURCES AND REQUIREMENTS
Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our unaudited condensed consolidated financial statements. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for our Company and Bank. Information presented for December 31, 2021, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. At December 31, 2021, our Company and Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since December 31, 2021 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Company and Bank elected the CECL 5-year transition guidance for calculating regulatory capital ratios and the December 31, 2021 ratios include this election. This guidance allows an entity to add back to capital 100% of the capital impact from the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through June 30, 2023. This cumulative amount will then be phased out of regulatory capital over the next three years.

The Company’s and Bank’s estimated capital amounts, capital ratios and capital requirements under Basel III were as follows:

	Axos Financial, Inc.		Axos Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in millions)	December 31, 2021	June 30, 2021	December 31, 2021	June 30, 2021
Regulatory Capital:
Tier 1	$1,390	$1,309	$1,366	$1,263
Common equity tier 1	$1,390	$1,309	$1,366	$1,263
Total capital (to risk-weighted assets)	$1,676	$1,588	$1,469	$1,358

Assets:
Average adjusted	$14,755	$14,851	$13,491	$13,360
Total risk-weighted	$13,781	$11,523	$12,523	$10,283

Regulatory Capital Ratios:
Tier 1 leverage (core) capital to adjusted average assets	9.42%	8.82%	10.13%	9.45%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	10.08%	11.36%	10.91%	12.28%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	10.08%	11.36%	10.91%	12.28%	8.00%	6.00%
Total capital (to risk-weighted assets)	12.16%	13.78%	11.73%	13.21%	10.00%	8.00%
Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At December 31, 2021, our Company and Bank are in compliance with the capital conservation buffer requirement, which sets the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums to 7.0%, 8.5% and 10.5%, respectively.
Securities Business
Pursuant to the net capital requirements of the Exchange Act, Axos Clearing, is subject to the SEC Uniform Net Capital (Rule 15c3-1 of the Exchange Act). Under this rule, the Company has elected to operate under the alternate method and is required to maintain minimum net capital of $250,000 or 2% of aggregate debit balances arising from client transactions, as defined. Under the alternate method, the Company may not repay subordinated debt, pay cash distributions, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.
The net capital positions of Axos Clearing were as follows:

(Dollars in thousands)	December 31, 2021	June 30, 2021
Net capital	$39,453	$35,950
Excess Capital	$32,171	$27,904

Net capital as a percentage of aggregate debit items	10.84%	8.94%
Net capital in excess of 5% aggregate debit items	$21,249	$15,836
Axos Clearing as a clearing broker, is subject to SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the benefit of customers. At December 31, 2021, the Company had a deposit requirement of $224.1 million and maintained a deposit of $213.1 million. On January 3, 2022, the company made a deposit of $11.0 million.
Certain broker-dealers have chosen to maintain brokerage customer accounts at Axos Clearing. To allow these broker-dealers to classify their assets held by the Company as allowable assets in their computation of net capital, the Company computes a separate reserve requirement for Proprietary Accounts of Brokers (PAB). At December 31, 2021, the Company had a deposit requirement of $44.0 million and maintained a deposit of $46.5 million. On January 3, 2022, the Company made a withdrawal in the amount of $2.5 million.

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
Banking Business
The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at December 31, 2021 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	December 31, 2021
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$821,648	$—	$—	$—	$821,648
Securities[1]	130,742	1,909	13,642	17,964	164,257
Stock of the FHLB, at cost	17,250	—	—	—	17,250
Loans—net of allowance for credit loss	8,301,727	1,547,387	2,785,738	73,714	12,708,566
Loans held for sale	38,874	—	—	—	38,874
Total interest-earning assets	9,310,241	1,549,296	2,799,380	91,678	13,750,595
Non-interest earning assets	—	—	—	—	296,486
Total assets	$9,310,241	$1,549,296	$2,799,380	$91,678	$14,047,081
Interest-bearing liabilities:
Interest-bearing deposits	$6,513,865	$1,476,260	$467,701	$(1,536)	$8,456,290
Advances from the FHLB	40,000	17,500	40,000	60,000	157,500
Total interest-bearing liabilities	6,553,865	1,493,760	507,701	58,464	8,613,790
Other non-interest-bearing liabilities	—	—	—	—	4,037,553
Stockholders’ equity	—	—	—	—	1,395,738
Total liabilities and equity	$6,553,865	$1,493,760	$507,701	$58,464	$14,047,081
Net interest rate sensitivity gap	$2,756,376	$55,536	$2,291,679	$33,214	$5,136,805
Cumulative gap	$2,756,376	$2,811,912	$5,103,591	$5,136,805	$5,136,805
Net interest rate sensitivity gap—as a % of total interest earning assets	20.05%	0.40%	16.67%	0.24%	37.36%
Cumulative gap—as % of total interest earning assets	20.05%	20.45%	37.12%	37.36%	37.36%
1    Comprised of agency and non-agency mortgage-backed securities, municipal securities and other non-agency debt securities, which are classified as available-for-sale.
The above table provides an approximation of the projected re-pricing of assets and liabilities at December 31, 2021 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are based on historical experience. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience. Actual repayments of these instruments could vary substantially if future experience differs from our historic experience.
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
The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the future 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Bank assumes no growth in the balance sheet other than for retained earnings:

	As of December 31, 2021
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$602,020	8.8%	$594,198	9.1%
Base	$553,393	—%	$544,390	—%
Down 100 basis points	$543,760	(1.7)%	$527,446	(3.1)%
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
The following table indicates the sensitivity of market value of equity to the interest rate movement described above:

	As of December 31, 2021
(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$1,527,926	(0.8)%	11.0%
Up 200 basis points	$1,588,960	3.2%	11.3%
Up 100 basis points	$1,585,104	2.9%	11.2%
Base	$1,540,147	—%	10.8%
Down 100 basis points	$1,339,206	(13.0)%	9.3%
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth our market repurchases of Axos common stock and the Axos common shares retained in connection with net settlement of restricted stock awards during the quarter ended December 31, 2021.

(Dollars in thousands, except per share data)	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases[1]
Quarter Ended December 31, 2021
October 1, 2021 to October 31, 2021	—	$—	—	$—
November 1, 2021 to November 30, 2021	—	$—	—	$—
December 1, 2021 to December 31, 2021	—	$—	—	$—
For the Three Months Ended December 31, 2021	—	$—	—	$52,764

Stock Retained in Net Settlement[2]
October 1, 2021 to October 31, 2021	866
November 1, 2021 to November 30, 2021	556
December 1, 2021 to December 31, 2021	856
For the Three Months Ended December 31, 2021	2,278
1 On March 17, 2016, the Board of Directors of the Company authorized a program to repurchase up to $100 million of common stock and extended the program by an additional $100 million on August 2, 2019. The share repurchase program will continue in effect until terminated by the Board of Directors of the Company.
2 Consists of shares withheld from settlement of equity awards under the amended and restated 2014 Stock Incentive Plan related to tax obligations associated with settlement.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
    None.

ITEM 6.EXHIBITS

Exhibit Number	Description	Incorporated By Reference to

10.1	Amended and Restated 2014 Stock Incentive Plan	Filed herewith.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Definition Document	Filed herewith.

104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Axos Financial, Inc.

Dated:	January 27, 2022	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	January 27, 2022	By:	/s/ Derrick K. Walsh
Derrick K. Walsh Executive Vice President and Chief Financial Officer (Principal Financial Officer)