Form 10-Q
period 2022-03-31
Axos Financial, Inc.
filed 2022-04-28
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock on the last practicable date: 59,663,388 shares of common stock, $0.01 par value per share, as of April 21, 2022.

AXOS FINANCIAL, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except par and stated value)	March 31, 2022	June 30, 2021
ASSETS
Cash and cash equivalents	$998,348	$715,624
Cash segregated for regulatory purposes	250,966	322,153
Total cash, cash equivalents, and cash segregated	1,249,314	1,037,777
Securities:
Trading	366	1,983
Available-for-sale	229,510	187,335
Stock of regulatory agencies	20,368	19,995
Loans held for sale, carried at fair value	19,611	29,768
Loans held for sale, lower of cost or fair value	11,182	12,294
Loans—net of allowance for credit losses of $143.4 million as of March 31, 2022 and $133.0 million as of June 30, 2021	13,093,603	11,414,814
Mortgage servicing rights, carried at fair value	23,519	17,911
Other real estate owned and repossessed vehicles	564	6,782
Goodwill and other intangible assets—net	159,150	115,972
Securities borrowed	274,644	619,088
Customer, broker-dealer and clearing receivables	510,561	369,815
Other assets	488,558	432,031
TOTAL ASSETS	$16,080,950	$14,265,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$4,135,278	$2,474,424
Interest bearing	8,597,724	8,341,373
Total deposits	12,733,002	10,815,797
Advances from the Federal Home Loan Bank	152,500	353,500
Borrowings, subordinated notes and debentures	381,682	221,358
Securities loaned	447,748	728,988
Customer, broker-dealer and clearing payables	543,905	535,425
Accounts payable and accrued liabilities and other liabilities	236,528	209,561
Total liabilities	14,495,365	12,864,629
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.01 par value; 1,000,000 shares authorized:
Common stock—$0.01 par value; 150,000,000 shares authorized; 68,617,410 shares issued and 59,662,795 shares outstanding as of March 31, 2022; 68,069,321 shares issued and 59,317,944 shares outstanding as of June 30, 2021	686	681
Additional paid-in capital	448,428	432,550
Accumulated other comprehensive income (loss)—net of tax	(1,626)	2,507
Retained earnings	1,370,548	1,187,728
Treasury stock, at cost; 8,954,615 shares as of March 31, 2022 and 8,751,377 shares as of June 30, 2021	(232,451)	(222,530)
Total stockholders’ equity	1,585,585	1,400,936
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,080,950	$14,265,565

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except earnings per common share)	2022	2021	2022	2021
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$153,873	$147,936	$452,518	$436,445
Securities borrowed and customer receivables	3,833	4,453	16,050	14,196
Investments	2,475	3,285	6,999	10,301
Total interest and dividend income	160,181	155,674	475,567	460,942
INTEREST EXPENSE:
Deposits	6,924	14,034	22,441	49,683
Advances from the Federal Home Loan Bank	973	992	2,962	3,690
Securities loaned	152	453	621	832
Other borrowings	2,594	4,526	7,795	9,649
Total interest expense	10,643	20,005	33,819	63,854
Net interest income	149,538	135,669	441,748	397,088
Provision for credit losses	4,500	2,700	12,500	22,500
Net interest income, after provision for credit losses	145,038	132,969	429,248	374,588
NON-INTEREST INCOME:
Prepayment penalty fee income	2,793	1,342	9,073	4,289
Gain on sale – other	61	214	106	704
Mortgage banking income	5,729	9,037	15,594	39,255
Broker-dealer fee income	12,913	7,942	39,046	19,931
Banking and service fees	7,278	5,352	22,444	24,281
Total non-interest income	28,774	23,887	86,263	88,460
NON-INTEREST EXPENSE:
Salaries and related costs	43,133	38,545	123,849	115,367
Data processing	12,274	10,171	36,565	27,772
Depreciation and amortization	6,061	5,865	18,574	17,913
Advertising and promotional	3,357	4,261	10,131	10,600
Professional services	4,346	5,712	14,834	17,340
Occupancy and equipment	3,742	3,096	10,265	9,239
FDIC and regulatory fees	3,115	3,107	7,856	8,400
Broker-dealer clearing charges	3,561	3,278	11,244	7,986
General and administrative expense	7,230	6,772	23,951	18,033
Total non-interest expense	86,819	80,807	257,269	232,650
INCOME BEFORE INCOME TAXES	86,993	76,049	258,242	230,398
INCOME TAXES	25,170	22,404	75,422	68,946
NET INCOME	$61,823	$53,645	$182,820	$161,452
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$61,823	$53,645	$182,820	$161,262
COMPREHENSIVE INCOME	$58,853	$54,687	$178,687	$164,682
Basic earnings per common share	$1.04	$0.91	$3.07	$2.72
Diluted earnings per common share	$1.02	$0.89	$3.02	$2.67
See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2022	2021	2022	2021
NET INCOME	$61,823	$53,645	$182,820	$161,452
Net unrealized gain (loss) from available-for-sale securities, net of tax expense (benefit) of $(1,238) and $460 for the three and $(1,726) and $1,400 for the nine months ended March 31, 2022 and 2021, respectively.	(2,970)	1,042	(4,133)	3,230
Other comprehensive income (loss)	(2,970)	1,042	(4,133)	3,230
Comprehensive income	$58,853	$54,687	$178,687	$164,682

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2022
	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—December 31, 2021	—	$—	68,376,837	(8,878,262)	59,498,575	$684	$441,061	$1,308,725	$1,344	$(228,657)	$1,523,157
Net income	—	—	—	—	—	—	—	61,823	—	—	61,823
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(2,970)	—	(2,970)
Stock-based compensation expense and restricted stock unit vesting	—	—	240,573	(76,353)	164,220	2	7,367	—	—	(3,794)	3,575
BALANCE—March 31, 2022	—	$—	68,617,410	(8,954,615)	59,662,795	$686	$448,428	$1,370,548	$(1,626)	$(232,451)	$1,585,585

	For the Nine Months Ended March 31, 2022
	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2021	—	$—	68,069,321	(8,751,377)	59,317,944	$681	$432,550	$1,187,728	$2,507	$(222,530)	$1,400,936
Net income	—	—	—	—	—	—	—	182,820	—	—	182,820
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(4,133)	—	(4,133)
Stock-based compensation expense and restricted stock unit vesting	—	—	548,089	(203,238)	344,851	5	15,878	—	—	(9,921)	5,962
BALANCE—March 31, 2022	—	$—	68,617,410	(8,954,615)	59,662,795	$686	$448,428	$1,370,548	$(1,626)	$(232,451)	$1,585,585

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

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
(Dollars in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$182,820	$161,452
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization on securities, net	(297)	(124)
Net accretion of discounts on loans and leases	(5,143)	(4,717)
Amortization of borrowing costs	447	1,431
Amortization of operating lease right of use asset	8,147	7,965
Stock-based compensation expense	15,883	15,796
Trading activity	1,617	42
Provision for credit losses	12,500	22,500
Deferred income taxes	(4,184)	(10,388)
Origination of loans held for sale	(569,614)	(1,349,683)
Unrealized loss on loans held for sale	965	781
Gain on sales of loans held for sale	(15,700)	(39,959)
Proceeds from sale of loans held for sale	592,803	1,378,323
Amortization and change in fair value of mortgage servicing rights	(1,229)	5,266
(Gain) on sale of other real estate and foreclosed assets	(385)	(113)
Depreciation and amortization	18,574	17,913
Net changes in assets and liabilities which provide (use) cash:
Securities borrowed	344,444	(321,170)
Customer, broker-dealer and clearing receivables	(137,069)	(130,797)
Other assets	(121,125)	40,162
Securities loaned	(281,240)	393,892
Customer, broker-dealer and clearing payables	8,480	136,063
Accounts payable and other liabilities	14,516	(11,908)
Net cash provided by operating activities	65,210	312,727
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(107,286)	(66,617)
Proceeds from sales of securities	75,023	—
Proceeds from repayment of securities	59,549	57,518
Purchase of stock of regulatory agencies	(22,739)	(17)
Proceeds from redemption of stock of regulatory agencies	22,739	—
Origination of loans held for investment	(7,173,040)	(3,936,776)
Proceeds from sale of loans held for investment	106,324	18,011
Mortgage warehouse loans activity, net	191,291	(493,764)
Proceeds from sales of other real estate owned and repossessed assets	7,968	839
Acquisition of business activity, net of cash paid	(54,597)	—
Purchases of loans and leases, net of discounts and premiums	(31,496)	(2,184)
Principal repayments on loans	5,218,247	3,305,931
Purchases of furniture, equipment, software and intangibles	(11,817)	(8,986)
Net cash used in investing activities	(1,719,834)	(1,126,045)

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
(Dollars in thousands)	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	1,917,205	275,807
Payments of the Federal Home Loan Bank term advances	(15,000)	(65,000)
Net repayment of Federal Home Loan Bank other advances	(186,000)	(5,000)
Net proceeds of other borrowings	11,800	7,281
Redemption of subordinated notes	—	(51,000)
Tax payments related to settlement of restricted stock units	(9,921)	(6,576)
Redemption of preferred stock, Series A	—	(5,150)
Repurchase of treasury stock	—	(16,757)
Cash dividends paid on preferred stock	—	(103)
Payment of debt issuance costs	(1,923)	(2,748)
Proceeds from issuance of subordinated notes	150,000	175,000
Net cash provided by financing activities	1,866,161	305,754
NET CHANGE IN CASH AND CASH EQUIVALENTS	211,537	(507,564)
CASH AND CASH EQUIVALENTS—Beginning of year	$1,037,777	$1,950,519
CASH AND CASH EQUIVALENTS—End of period	$1,249,314	$1,442,955

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$31,974	$59,154
Income taxes paid	80,512	72,236
Transfers to other real estate and repossessed vehicles	1,186	1,223
Transfers from loans held for investment to loans held for sale	105,884	8,680
Transfers from loans held for sale to loans held for investment	1,410	28,125
Operating lease liabilities for obtaining right of use assets	12,009	—
Impact of adoption of ASU No. 2016-13 on retained earnings	—	37,088
See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2022 AND 2021
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
The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the nine months ended March 31, 2022 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2021 included in our Annual Report on Form 10-K.
Significant Accounting Policies
Our significant accounting policies are described in greater detail in Note 1 - “Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2021.
New Accounting Standards
Accounting Standards Issued But Not Yet Adopted
In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendment would become effective for the Company on July 1, 2023. Early adoption is permitted. The Company is evaluating the impact of ASU 2022-02 on the Company’s consolidated financial statements, but it does not expect the adoption to have a material impact. The Company will be required to update disclosures around financing receivables and net investment in leases.

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
The Company incurred acquisition-related costs totaling $0.04 million for the nine months ended March 31, 2022. There were no costs in the three months March 31, 2022. These costs are recognized in general and administrative expenses in the unaudited consolidated statements of income.
The acquisition is accounted for as a business combination under the acquisition method of accounting. Accordingly, tangible and intangible assets acquired (and liabilities assumed) are recorded at their estimated fair values as of the date of acquisition. The Company allocated the purchase price to the tangible and intangible assets acquired based on information available through March 31, 2022. The estimated fair values of the acquired assets and assumed liabilities are subject to refinement as additional information relative to closing date fair values becomes available. Any subsequent measurement period adjustments to the fair values of acquired assets and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill no later than within the first 12 months following the closing date of acquisition.
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
The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2022 and June 30, 2021. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	March 31, 2022
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Municipal	$—	$366	$—	$366
Securities—Available-for-Sale:
Agency MBS[1]	—	27,203	—	27,203
Non-Agency MBS[2]	—	—	151,479	151,479
Municipal	—	3,311	—	3,311
Asset-backed securities and structured notes	—	47,517	—	47,517
Total—Securities—Available-for-Sale	$—	$78,031	$151,479	$229,510
Loans Held for Sale	$—	$19,611	$—	$19,611
Mortgage servicing rights	$—	$—	$23,519	$23,519
Other assets—Derivative instruments	$—	$—	$2,154	$2,154
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$1,004	$1,004

	June 30, 2021
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Municipal	$—	$1,983	$—	$1,983
Securities—Available-for-Sale:
Agency MBS[1]	—	23,913	—	23,913
Non-Agency MBS[2]	—	—	67,615	67,615
Municipal	—	3,565	—	3,565
Asset-backed securities and structured notes	—	92,242	—	92,242
Total—Securities—Available-for-Sale	$—	$119,720	$67,615	$187,335
Loans Held for Sale	$—	$29,768	$—	$29,768
Mortgage servicing rights	$—	$—	$17,911	$17,911
Other assets—Derivative instruments	$—	$—	$2,280	$2,280
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$75	$75
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

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	March 31, 2022
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency MBS	Mortgage Servicing Rights	Derivative Instruments, net	Total
Opening balance	$58,752	$20,110	$1,377	$80,239
Total gains or losses for the period:
Included in earnings—Mortgage banking income	—	2,316	(227)	2,089
Included in other comprehensive income	(1,841)	—	—	(1,841)
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	95,000	1,093	—	96,093
Settlements	(432)	—	—	(432)
Closing balance	$151,479	$23,519	$1,150	$176,148

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$2,316	$(227)	$2,089

	For the Nine Months Ended
	March 31, 2022
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total
Opening Balance	$67,615	$17,911	$2,205	$87,731
Total gains or losses for the period:
Included in earnings—Mortgage banking income	—	1,229	(1,055)	174
Included in other comprehensive income	(2,480)	—	—	(2,480)
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	95,000	4,379	—	99,379
Settlements	(8,656)	—	—	(8,656)
Closing balance	$151,479	$23,519	$1,150	$176,148

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$1,229	$(1,055)	$174

	For the Three Months Ended
	March 31, 2021
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency MBS	Mortgage Servicing Rights	Derivative Instruments, net	Total
Opening balance	$17,135	$14,314	$7,979	$39,428
Total gains or losses for the period:
Included in earnings—Mortgage banking income	—	(1,221)	(1,151)	(2,372)
Included in other comprehensive income	913	—	—	913
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	—	3,538	—	3,538
Settlements	(671)	—	—	(671)
Closing balance	$17,377	$16,631	$6,828	$40,836

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(1,221)	$(1,151)	$(2,372)

	For the Nine Months Ended
	March 31, 2021
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights	Derivative Instruments, net	Total
Opening Balance	$18,332	$10,675	$7,416	$36,423
Total gains or losses for the period:
Included in earnings—Mortgage banking income	—	(5,266)	(588)	(5,854)
Included in other comprehensive income	607	—	—	607
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	—	11,222	—	11,222
Settlements	(1,562)	—	—	(1,562)
Closing balance	$17,377	$16,631	$6,828	$40,836

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(5,266)	$(588)	$(5,854)

The table below summarizes the quantitative information about level 3 fair value measurements as of the dates indicated:

	March 31, 2022
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Non-agency MBS	$151,479	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	0.0 to 30.0% (19.3%) 0.0 to 6.7% (2.0%) 0.0 to 68.3% (24.9%) 2.7 to 6.5% (2.8%)
Mortgage Servicing Rights	$23,519	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	9.8 to 51.0% (13.4%) 1.4 to 8.6 (7.2) 9.5 to 11.3% (9.5%)
Derivative Instruments	$1,150	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	(1.0) to 0.2% ((0.2)%)

	June 30, 2021
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Non-agency MBS	$67,615	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	0.0 to 25.0% (2.7%) 0.0 to 5.6% (0.6%) 0.0 to 100.0% (19.4%) 2.7 to 7.2% (3.1%)
Mortgage Servicing Rights	$17,911	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	7.5 to 37.4% (11.5%) 1.7 to 7.5 (6.4) 9.5 to 13.0% (9.6%)
Derivative Instruments	$2,205	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.2 to 0.5% (0.3%)

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
The table below summarizes assets measured for impairment on a non-recurring basis:

	March 31, 2022
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Other real estate owned and foreclosed assets:
Autos and RVs	$—	$—	$564	$564
Total	$—	$—	$564	$564

	June 30, 2021
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$6,547	$6,547
Autos and RVs	—	—	235	235
Total	$—	$—	$6,782	$6,782
Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $564 after charge-offs of $79 for the nine months ended March 31, 2022.
The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans. None of these loans are 90 days or more past due nor on nonaccrual as of March 31, 2022 and June 30, 2021.
As of March 31, 2022 and June 30, 2021, the aggregate fair value of loans held for sale, carried at fair value, contractual balance (including accrued interest), and unrealized gain (loss) was as follows:

(Dollars in thousands)	March 31, 2022	June 30, 2021
Aggregate fair value	$19,611	$29,768
Contractual balance	19,749	28,940
Unrealized gain (loss)	$(138)	$828
The total amount of gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2022	2021	2022	2021
Interest income	$204	$387	$598	$1,189
Change in fair value	(1,041)	(1,829)	(2,019)	(1,369)
Total	$(837)	$(1,442)	$(1,421)	$(180)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	March 31, 2022
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Other real estate owned and foreclosed assets:
Autos and RVs	$564	Sales comparison approach	Adjustment for differences between the comparable sales	(10.6) to 15.5% ((2.7)%)

	June 30, 2021
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Other real estate owned and foreclosed assets:
Single family real estate	$6,547	Sales comparison approach	Adjustment for differences between the comparable sales	(1.5) to 6.1% (2.0%)
Autos and RVs	$235	Sales comparison approach	Adjustment for differences between the comparable sales	(2.1) to 14.7% (2.1%)
1 For other real estate owned and foreclosed assets the ranges shown may vary positively or negatively based on the comparable sales reported in the current appraisal. In certain instances, the range can be significant due to small sample sizes and in some cases the property being valued having limited comparable sales with similar characteristics at the time the current appraisal is conducted.

Fair value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments at March 31, 2022 and June 30, 2021 were as follows:

	March 31, 2022
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$1,249,314	$1,249,314	$—	$—	$1,249,314
Securities — trading	366	—	366	—	366
Securities — available-for-sale	229,510	—	78,031	151,479	229,510
Loans held for sale, at fair value	19,611	—	19,611	—	19,611
Loans held for sale, at lower of cost or fair value	11,182	—	—	11,255	11,255
Loans held for investment—net	13,093,603	—	—	13,149,215	13,149,215
Securities borrowed	274,644	—	—	263,274	263,274
Customer, broker-dealer and clearing receivables	510,561	—	—	502,086	502,086
Mortgage servicing rights	23,519	—	—	23,519	23,519
Financial liabilities:
Total deposits	12,733,002	—	11,750,900	—	11,750,900
Advances from the Federal Home Loan Bank	152,500	—	151,017	—	151,017
Borrowings, subordinated notes and debentures	381,682	—	358,541	—	358,541
Securities loaned	447,748	—	—	449,181	449,181
Customer, broker-dealer and clearing payables	543,905	—	—	532,854	532,854

	June 30, 2021
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$1,037,777	$1,037,777	$—	$—	$1,037,777
Securities — trading	1,983	—	1,983	—	1,983
Securities — available-for-sale	187,335	—	119,720	67,615	187,335
Loans held for sale, at fair value	29,768	—	29,768	—	29,768
Loans held for sale, at lower of cost or fair value	12,294	—	—	12,336	12,336
Loans held for investment—net	11,414,814	—	—	11,833,102	11,833,102
Securities borrowed	619,088	—	—	619,274	619,274
Customer, broker-dealer and clearing receivables	369,815	—	—	369,815	369,815
Mortgage servicing rights	17,911	—	—	17,911	17,911
Financial liabilities:
Total deposits	10,815,797	—	10,297,450	—	10,297,450
Advances from the Federal Home Loan Bank	353,500	—	353,500	—	353,500
Borrowings, subordinated notes and debentures	221,358	—	210,196	—	210,196
Securities loaned	728,988	—	—	731,467	731,467
Customer, broker-dealer and clearing payables	535,425	—	—	535,425	535,425

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
4.     SECURITIES
The amortized cost, carrying amount and fair value for the trading and available-for-sale securities at March 31, 2022 and June 30, 2021 were:

	March 31, 2022
	Trading	Available-for-sale
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
U.S. agencies[1]	$—	$28,853	$43	$(1,693)	$27,203
Non-agency[2]	—	151,517	1,423	(1,461)	151,479
Total mortgage-backed securities	—	180,370	1,466	(3,154)	178,682
Non-MBS:
Municipal	366	3,498	—	(187)	3,311
Asset-backed securities and structured notes	—	46,993	524	—	47,517
Total Non-MBS	366	50,491	524	(187)	50,828
Total debt securities	$366	$230,861	$1,990	$(3,341)	$229,510

	June 30, 2021
	Trading	Available-for-sale
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
U.S. agencies[1]	$—	$23,639	$420	$(146)	$23,913
Non-agency[2]	—	65,174	2,862	(421)	67,615
Total mortgage-backed securities	—	88,813	3,282	(567)	91,528
Non-MBS:
Municipal	1,983	3,466	99	—	3,565
Asset-backed securities and structured notes	—	90,549	1,693	—	92,242
Total Non-MBS	1,983	94,015	1,792	—	95,807
Total debt securities	$1,983	$182,828	$5,074	$(567)	$187,335
1Includes securities guaranteed by Ginnie Mae, a U.S. government agency, and the government sponsored enterprises Fannie Mae and Freddie Mac.
2Private sponsors of securities collateralized primarily by first-lien mortgage loans on commercial properties or by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by Alt-A or pay-option ARM mortgages.

The Company’s non-agency MBS available-for-sale portfolio with a total fair value of $151,479 at March 31, 2022 consists of 16 different issues of super senior securities.
The face amounts of debt securities available-for-sale that were pledged to secure borrowings at March 31, 2022 and June 30, 2021 were $1.2 million and $1.4 million, respectively.

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2022
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
U.S. agencies	$19,641	$(1,192)	$5,167	$(501)	$24,808	$(1,693)
Non-agency	43,916	(1,085)	5,040	(376)	48,956	(1,461)
Total MBS	63,557	(2,277)	10,207	(877)	73,764	(3,154)
Non-MBS:
Municipal debt	3,311	(187)	—	—	3,311	(187)
Asset-backed securities and structured notes	—	—	—	—	—	—
Total Non-MBS	3,311	(187)	—	—	3,311	(187)
Total debt securities	$66,868	$(2,464)	$10,207	$(877)	$77,075	$(3,341)

	June 30, 2021
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
U.S. agencies	$10,001	$(146)	$—	$—	$10,001	$(146)
Non-agency	—	—	6,018	(421)	6,018	(421)
Total MBS	10,001	(146)	6,018	(421)	16,019	(567)
Non-MBS:
Municipal debt	—	—	—	—	—	—
Asset-backed securities and structured notes	—	—	—	—	—	—
Total Non-MBS	—	—	—	—	—	—
Total debt securities	$10,001	$(146)	$6,018	$(421)	$16,019	$(567)
On March 31, 2022, there were twelve securities in a continuous loss position for a period of more than 12 months, and eighteen securities in a continuous loss position for a period of less than 12 months. At June 30, 2021, there were seven securities in a continuous loss position for a period of more than 12 months, and seven securities in a continuous loss position for a period of less than 12 months.

At March 31, 2022, one non-agency RMBS with a total carrying amount of $2.4 million was determined to have cumulative credit losses of $0.8 million of which none was recognized in earnings during the three months ended March 31, 2022.
During the nine months ended March 31, 2021, the company sold no available-for-sale securities. During the nine months ended March 31, 2022, the company sold no available-for-sale securities.

The Company had recorded unrealized gains and unrealized losses in accumulated other comprehensive loss as follows:

(Dollars in thousands)	March 31, 2022	June 30, 2021
Available-for-sale debt securities—net unrealized gains (losses)	$(1,351)	$4,507
Available-for-sale debt securities—non-credit related losses	(845)	(845)
Subtotal	(2,196)	3,662
Tax benefit (expense)	570	(1,155)
Net unrealized gain (loss) on investment securities in accumulated other comprehensive income (loss)	$(1,626)	$2,507

5.    LOANS & ALLOWANCE FOR CREDIT LOSSES
The following table sets forth the composition of the loan portfolio as of the dates indicated:

(Dollars in thousands)	March 31, 2022	June 30, 2021
Single Family - Mortgage & Warehouse	$3,972,103	$4,359,472
Multifamily and Commercial Mortgage	2,662,517	2,470,454
Commercial Real Estate	4,293,032	3,180,453
Commercial & Industrial - Non-RE	1,780,545	1,123,869
Auto & Consumer	521,936	362,180
Other	16,125	58,316
Total gross loans	13,246,258	11,554,744
Allowance for credit losses - loans	(143,372)	(132,958)
Unaccreted premiums (discounts) and loan fees	(9,283)	(6,972)
Total net loans	$13,093,603	$11,414,814

The following tables summarize activity in the allowance for credit losses - loans by portfolio classes for the periods indicated.

	For the Three Months Ended March 31, 2022
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at January 1, 2022	$25,580	$13,628	$67,581	$22,716	$10,921	$63	$140,489
Provision (benefit) for credit losses - loans	(3,797)	190	2,248	3,525	2,352	(18)	4,500
Charge-offs	—	—	—	—	(1,892)	—	(1,892)
Recoveries	6	—	—	27	242	—	275
Balance at March 31, 2022	$21,789	$13,818	$69,829	$26,268	$11,623	$45	$143,372

	For the Three Months Ended March 31, 2021
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at January 1, 2021	$32,727	$12,889	$56,715	$19,129	$7,413	$7,520	$136,393
Provision for credit losses - loans	(2,785)	704	(133)	4,506	317	91	2,700
Charge-offs	(110)	(177)	(255)	—	(863)	—	(1,405)
Recoveries	83	—	—	18	318	—	419
Balance at March 31, 2021	$29,915	$13,416	$56,327	$23,653	$7,185	$7,611	$138,107

	For the Nine Months Ended March 31, 2022
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at July 1, 2021	$26,604	$13,146	$57,928	$28,460	$6,519	$301	$132,958
Provision (benefit) for credit losses - loans	(4,966)	495	11,901	(1,951)	7,277	(256)	12,500
Charge-offs		—	—	(322)	(2,926)	—	(3,248)
Recoveries	151	177	—	81	753	—	1,162
Balance at March 31, 2022	$21,789	$13,818	$69,829	$26,268	$11,623	$45	$143,372

	For the Nine Months Ended March 31, 2021
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at July 1, 2020	$25,901	$4,718	$21,052	$9,954	$9,461	$4,721	$75,807
Effect of Adoption of ASC 326	6,318	7,408	25,893	7,042	610	29	47,300
Provision for credit losses - loans	47	1,467	9,637	9,472	(984)	2,861	22,500
Charge-offs	(2,469)	(177)	(255)	(2,833)	(2,819)	—	(8,553)
Recoveries	118	—	—	18	917	—	1,053
Balance at March 31, 2021	$29,915	$13,416	$56,327	$23,653	$7,185	$7,611	$138,107

Credit Quality Disclosures. Nonaccrual loans consisted of the following as of the dates indicated:

	As of March 31, 2022
(Dollars in thousands)	With Allowance	With No Allowance	Total
Single Family - Mortgage & Warehouse	$52,017	$61,300	$113,317
Multifamily and Commercial Mortgage	2,941	6,727	9,668
Commercial Real Estate	—	14,952	14,952
Commercial & Industrial - Non-RE	—	—	—
Auto & Consumer	62	383	445
Other	—	372	372
Total nonaccrual loans	$55,020	$83,734	$138,754
Nonaccrual loans to total loans			1.05%

No interest income was recognized on nonaccrual loans in either the three months ended March 31, 2022 or March 31, 2021. No interest income was recognized on nonaccrual loans in either the nine months ended March 31, 2022 or March 31, 2021.

Approximately 0.53% of our nonaccrual loans at March 31, 2022 were considered TDRs, compared to 0.55% at June 30, 2021. Borrowers that make timely payments after TDRs are considered non-performing for at least six months. Generally, after six months of timely payments, those TDRs are reclassified from the nonaccrual loan category to the performing loan category and any previously deferred interest income is recognized. Approximately 81.67% of the Bank’s nonaccrual loans are single family first mortgages.
The following tables present the outstanding unpaid balance of loans that are performing and nonaccrual by portfolio class:

	March 31, 2022
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Performing	$3,858,786	$2,652,850	$4,278,080	$1,780,545	$521,490	$15,753	$13,107,504
Nonaccrual	113,317	9,667	14,952	—	446	372	138,754
Total	$3,972,103	$2,662,517	$4,293,032	$1,780,545	$521,936	$16,125	$13,246,258

	June 30, 2021
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Performing	$4,253,764	$2,450,026	$3,164,614	$1,120,927	$361,902	$58,316	$11,409,549
Nonaccrual	105,708	20,428	15,839	2,942	278	—	145,195
Total	$4,359,472	$2,470,454	$3,180,453	$1,123,869	$362,180	$58,316	$11,554,744

From time to time, the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and will generally return to the original loan terms after the modification term expires. The Company had no TDRs classified as performing loans at March 31, 2022 or June 30, 2021.

Credit Quality Indicators
The amortized cost basis by fiscal year of origination and credit quality indicator of the Company’s loan as of March 31, 2022 was as follows:

	Loans Held for Investment Origination Year						Revolving Loans	Total
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior
Single Family-Mortgage & Warehouse
Pass	$1,031,670	$636,313	$477,841	$339,895	$308,360	$609,187	$422,833	$3,826,099
Special Mention	—	—	5,625	2,515	5,470	13,111	—	26,721
Substandard	—	1,181	34,805	19,253	14,723	49,321	—	119,283
Doubtful	—	—	—	—	—	—	—	—
Total	1,031,670	637,494	518,271	361,663	328,553	671,619	422,833	3,972,103
Multifamily and Commercial Mortgage
Pass	622,539	584,536	465,708	302,877	236,822	365,615	—	2,578,097
Special Mention	—	—	1,462	—	667	1,391	—	3,520
Substandard	—	5,814	34,780	9,566	12,601	18,139	—	80,900
Doubtful	—	—	—	—	—	—	—	—
Total	622,539	590,350	501,950	312,443	250,090	385,145	—	2,662,517
Commercial Real Estate
Pass	1,707,928	1,070,879	469,277	298,783	39,156	—	511,527	4,097,550
Special Mention	—	—	12,138	16,628	15,000	—	—	43,766
Substandard	—	—	88,337	16,380	45,701	—	1,298	151,716
Doubtful	—	—	—	—	—	—	—	—
Total	1,707,928	1,070,879	569,752	331,791	99,857	—	512,825	4,293,032
Commercial & Industrial - Non-RE
Pass	269,404	35,182	76,610	13,316	12,641	152	1,331,399	1,738,704
Special Mention	—	—	—	206	810	—	28,037	29,053
Substandard	2,988	—	9,800	—	—	—	—	12,788
Doubtful	—	—	—	—	—	—	—	—
Total	272,392	35,182	86,410	13,522	13,451	152	1,359,436	1,780,545
Auto & Consumer
Pass	274,134	121,317	50,315	43,816	19,404	11,532	—	520,518
Special Mention	49	345	85	7	19	35	—	540
Substandard	213	121	211	255	62	16	—	878
Doubtful	—	—	—	—	—	—	—	—
Total	274,396	121,783	50,611	44,078	19,485	11,583	—	521,936
Other
Pass	2,621	10,253	617	—	1,179	1,028	—	15,698
Special Mention	—	—	21	—	—	34	—	55
Substandard	—	—	55	—	317	—	—	372
Doubtful	—	—	—	—	—	—	—	—
Total	2,621	10,253	693	—	1,496	1,062	—	16,125
Total
Pass	3,908,296	2,458,480	1,540,368	998,687	617,562	987,514	2,265,759	12,776,666
Special Mention	49	345	19,331	19,356	21,966	14,571	28,037	103,655
Substandard	3,201	7,116	167,988	45,454	73,404	67,476	1,298	365,937
Doubtful	—	—	—	—	—	—	—	—
Total	$3,911,546	$2,465,941	$1,727,687	$1,063,497	$712,932	$1,069,561	$2,295,094	$13,246,258
As a % of total gross loans	29.54%	18.62%	13.04%	8.03%	5.38%	8.07%	17.33%	100.0%

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses - loans. The Company also evaluates credit quality based on the aging status of its loans. During the year, the Company holds certain short-term loans that do not have a fixed maturity date that are treated as delinquent if not paid in full 90 days after the origination date.
The Company took proactive measures to manage loans that became delinquent during the recent economic downturn as a result of the COVID-19 pandemic. As of March 31, 2022, no loans were on forbearance status for forbearance granted out of COVID-19. Any forbearance granted out of COVID-19 was for six months or less.

The following tables provide the outstanding unpaid balance of loans that are past due 30 days or more by portfolio class as of the dates indicated:

	March 31, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single Family-Mortgage & Warehouse	$19,537	$8,579	$110,099	$138,215
Multifamily and Commercial Mortgage	8,703	10,254	3,667	22,624
Commercial Real Estate	—	58,205	1,141	59,346
Commercial & Industrial - Non-RE	—	80	—	80
Auto & Consumer	3,558	1,158	406	5,122
Other	147	55	363	565
Total	$31,945	$78,331	$115,676	$225,952
As a % of total gross loans	0.24%	0.59%	0.87%	1.71%

	June 30, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single Family-Mortgage & Warehouse	$24,150	$46,552	$69,169	$139,871
Multifamily and Commercial Mortgage	7,991	1,816	12,122	21,929
Commercial Real Estate	36,786	—	—	36,786
Commercial & Industrial - Non-RE	—	—	2,960	2,960
Auto & Consumer	601	306	235	1,142
Other	—	—	—	—
Total	$69,528	$48,674	$84,486	$202,688
As a % of total gross loans and leases	0.60%	0.42%	0.73%	1.75%

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
The following tables present a summary of the activity in the allowance for credit losses for the periods indicated:

	Three Months Ended March 31, 2022
(Dollars in thousands)	Allowance for Credit Losses - Loans	Unfunded Loan Commitment Liabilities	Total Allowance for Credit Losses
Balance at January 1, 2022	$140,489	$8,723	$149,212
Provision for Credit Losses	4,500	1,000	5,500
Charge-offs	(1,892)	—	(1,892)
Recoveries	275	—	275
Balance at March 31, 2022	$143,372	$9,723	$153,095

	Three Months Ended March 31, 2021
(Dollars in thousands)	Allowance for Credit Losses - Loans	Unfunded Loan Commitment Liabilities	Total Allowance for Credit Losses
Balance at January 1, 2021	$136,393	$5,723	$142,116
Provision for Credit Losses	2,700	—	2,700
Charge-offs	(1,405)	—	(1,405)
Recoveries	419	—	419
Balance at March 31, 2021	$138,107	$5,723	$143,830

	For the Nine Months Ended March 31, 2022
(Dollars in thousands)	Allowance for Credit Losses - Loans	Unfunded Loan Commitment Liabilities	Total Allowance for Credit Losses
Balance at July 1, 2021	$132,958	$5,723	$138,681
Provision for Credit Losses	12,500	4,000	16,500
Charge-offs	(3,248)	—	(3,248)
Recoveries	1,162	—	1,162
Balance at March 31, 2022	$143,372	$9,723	$153,095

	For the Nine Months Ended March 31, 2021
(Dollars in thousands)	Allowance for Credit Losses - Loans	Unfunded Loan Commitment Liabilities	Total Allowance for Credit Losses
Balance at July 1, 2020	$75,807	$323	$76,130
Effect of Adoption of ASC 326	47,300	5,700	53,000
Provision for Credit Losses	22,500	(300)	22,200
Charge-offs	(8,553)	—	(8,553)
Recoveries	1,053	—	1,053
Balance at March 31, 2021	$138,107	$5,723	$143,830

6.     SUBORDINATED NOTES
In February 2022, the Company completed the sale of $150.0 million aggregate principal amount of its 4.00% Fixed-to-Floating Rate Subordinated Notes (the “Notes”). The Notes are obligations only of Axos Financial, Inc. The Notes mature on March 1, 2032 and accrue interest at a fixed rate per annum equal to 4.00%, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2022. From and including March 1, 2027, to, but excluding March 1, 2032 or the date of early redemption, the Notes will bear interest at a floating rate per annum equal to a benchmark rate of the Three-Month Term SOFR plus a spread of 227 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on June 1, 2027. The Notes may be redeemed on or after March 1, 2027, which date may be extended at the Company’s discretion, at a redemption price equal to principal plus accrued and unpaid interest, subject to certain conditions. Fees and costs incurred in connection with the debt offering amortize to interest expense over the term of the Notes.

7.    EQUITY AND STOCK-BASED COMPENSATION
Amended and Restated 2014 Stock Incentive Plan. On October 21, 2021 the Company’s stockholders approved the Amended and Restated 2014 Stock Incentive Plan, which reserved one million additional shares for purposes of the Company’s equity compensation.
Restricted Stock Units. During the nine months ended March 31, 2022 and 2021, the Company granted 526,699 and 614,406 restricted stock unit awards (“RSUs”) to employees and directors, and during the nine months ended March 31, 2022 granted 478,353 RSU’s to the chief executive officer, which vest ratably on each of the four fiscal year ends after the issue date. All other RSUs granted during these quarters generally vest over 3 years, one-third on each anniversary date.
The Company’s pre-tax income and net income for the nine months ended March 31, 2022 and 2021 include stock award expense of $15.9 million and $15.8 million, with total income tax benefit of $4.6 million and $4.7 million, respectively. The Company recognizes compensation expense based upon the grant-date fair value divided by the vesting and the service period between each vesting date. At March 31, 2022, unrecognized compensation expense related to non-vested awards aggregated to $43.7 million and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year remainder:
2022	$5,481
2023	18,443
2024	13,142
2025	5,253
2026	989
Thereafter	400
Total	$43,708

The following table presents the status and changes in restricted stock units for the periods indicated:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2020	1,445,540	$28.62
Granted	617,833	32.12
Vested	(666,790)	29.23
Forfeited	(176,113)	27.42
Non-vested balance at June 30, 2021	1,220,470	$30.18
Granted	1,005,052	48.31
Vested	(503,272)	29.52
Forfeited	(123,406)	35.58
Non-vested balance at March 31, 2022	1,598,844	$41.41
The total fair value of shares vested for the three and nine months ended March 31, 2022 was $9,725 and $24,559. The total fair value of shares vested for the three and nine months ended March 31, 2021 was $8,366 and $16,612.

8.    EARNINGS PER COMMON SHARE
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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Earnings Per Common Share
Net income	$61,823	$53,645	$182,820	$161,452
Preferred stock dividends	—	—	—	(103)
Preferred stock redemption charge	—	—	—	(87)
Net income attributable to common stockholders	$61,823	$53,645	$182,820	$161,262
Average common shares outstanding	59,542,128	59,118,884	59,476,488	59,225,409
Total qualifying shares	59,542,128	59,118,884	59,476,488	59,225,409
Earnings per common share	$1.04	$0.91	$3.07	$2.72
Diluted Earnings Per Common Share
Net income attributable to common stockholders	$61,823	$53,645	$182,820	$161,262
Average common shares issued and outstanding	59,542,128	59,118,884	59,476,488	59,225,409
Dilutive effect of average unvested RSUs	1,069,831	1,363,849	1,128,998	1,227,811
Total dilutive common shares outstanding	60,611,959	60,482,733	60,605,486	60,453,220
Diluted earnings per common share	$1.02	$0.89	$3.02	$2.67

9.    COMMITMENTS AND CONTINGENCIES
COVID-19 Impact. The Company has closely monitored the rapid developments of and uncertainties caused by the COVID-19 pandemic. In response to the changes in economic and business conditions as a result of the COVID-19 pandemic, the Company continues to take the necessary and appropriate actions to support customers, employees, partners and shareholders.
The Company took proactive measures to manage loans that became delinquent during the recent economic downturn as a result of the COVID-19 pandemic. As of March 31, 2022, no loans were on forbearance status for a forbearance granted from any prior date. Any forbearance granted out of COVID-19 was for six months or less.
The Company will continue to monitor uncertainties caused by and developments of COVID-19.

Operating Leases. The Company leases office space under operating lease agreements scheduled to expire at various dates. The following table represents maturities of lease liabilities as of March 31, 2022 in the corresponding fiscal years:

(Dollars in thousands)
Remainder of 2022	$2,498
2023	10,595
2024	10,287
2025	10,119
2026	9,791
Thereafter	38,821
Total lease payments	82,111
Less: amount representing interest	(8,668)
Total Lease Liability	$73,443

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
At March 31, 2022, the Company had commitments to originate $160.1 million in fixed rate loans and $2,660.3 million in variable rate loans, totaling an aggregate outstanding principal balance of $2,820.3 million. At March 31, 2022, the Company’s fixed rate commitments to originate had a weighted-average rate of 5.19%. At March 31, 2022, the Company also had commitments to sell $33.0 million in fixed rate loans and none in variable rate loans, totaling an aggregate outstanding principal balance of $33.0 million.
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
At March 31, 2022 the Company had a commitment to fund an equity investment measured at fair value of $10 million. At March 31, 2022, no amounts had been funded related to the investment.
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
Litigation. On October 15, 2015, the Company, its Chief Executive Officer and its then Chief Financial Officer were named defendants in a putative class action lawsuit styled Golden v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Golden Case”). On November 3, 2015, the Company, its Chief Executive Officer and its then Chief Financial Officer were named defendants in a second putative class action lawsuit styled Hazan v. BofI Holding, Inc., et al, and also brought in the United States District Court for the Southern District of California (the “Hazan Case”). On February 1, 2016, the Golden Case and the Hazan Case were consolidated as In re BofI Holding, Inc. Securities Litigation, Case #: 3:15-cv-02324-GPC-KSC (the “Class Action”), and the Houston Municipal Employees Pension System was appointed lead plaintiff. The plaintiffs allege that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a complaint filed in connection with a wrongful termination of employment lawsuit filed on October 13, 2015 (the “Employment Matter”) and that as a result the Company’s statements regarding its internal controls, as well as portions of its financial statements, were false and misleading. On March 21, 2018, the Court entered a final order dismissing the Class Action with prejudice. Subsequently, the plaintiff appealed, the Court overturned the dismissal and the Company is preparing a petition for a rehearing. On April 13, 2022, the parties executed a Stipulation and Agreement of Settlement. The

Stipulation and Agreement of Settlement was submitted to the District Court for approval on April 15, 2022. There is no assurance that approval will be granted. The agreed to settlement amount is not material to the Condensed Consolidated Financial Statements, as of and for the quarter ended March 31, 2022.
On April 3, 2017, the Company, its Chief Executive Officer and its then Chief Financial Officer were named defendants in a putative class action lawsuit styled Mandalevy v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Mandalevy Case”). The Mandalevy Case seeks monetary damages and other relief on behalf of a putative class that has not been certified by the Court. The complaint in the Mandalevy Case (the “Mandalevy Complaint”) alleges a class period that differs from that alleged in the First Class Action, and that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a March 2017 media article. The Mandalevy Case has not been consolidated into the First Class Action. On December 7, 2018, the Court entered a final order granting the defendants’ motion and dismissing the Mandalevy Case with prejudice. Subsequently, the plaintiff filed a notice of appeal and the Court took the matter under advisement. On November 3, 2020, the Court issued a ruling affirming in part and reversing in part the District Court's Order dismissing the Class Action Second Amended Complaint. The defendants filed a petition for rehearing en banc on November 17, 2020, which petition was denied on December 16, 2020. The defendants filed a motion to dismiss the remanded complaint on February 19, 2021. On January 31, 2022, a Stipulation of Settlement was submitted to the District Court for approval. There is no assurance that approval will be granted. The agreed to settlement amount is not material to the Condensed Consolidated Financial Statements, as of and for the quarter ended March 31, 2022.
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
In view of the inherent difficulty of predicting the outcome of each legal action, particularly since claimants seek substantial or indeterminate damages, it is not possible to reasonably predict or estimate the eventual loss or range of loss, if any, related to each legal action, unless otherwise disclosed above.

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

	For the Three Months Ended March 31, 2022
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$147,828	$3,377	$(1,667)	$149,538
Provision for credit losses	4,500	—	—	4,500
Non-interest income	15,741	15,609	(2,576)	28,774
Non-interest expense	65,076	20,242	1,501	86,819
Income before taxes	$93,993	$(1,256)	$(5,744)	$86,993

	For the Three Months Ended March 31, 2021
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$135,096	$3,847	$(3,274)	$135,669
Provision for credit losses	2,700	—	—	2,700
Non-interest income	16,201	8,369	(683)	23,887
Non-interest expense	64,040	13,282	3,485	80,807
Income before taxes	$84,557	$(1,066)	$(7,442)	$76,049

	For the Nine Months Ended March 31, 2022
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$432,328	$14,059	$(4,639)	$441,748
Provision for credit losses	12,500	—	—	12,500
Non-interest income	46,864	45,169	(5,770)	86,263
Non-interest expense	190,250	61,169	5,850	257,269
Income before taxes	$276,442	$(1,941)	$(16,259)	$258,242

	For the Nine Months Ended March 31, 2021
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$390,268	$13,002	$(6,182)	$397,088
Provision for credit losses	22,500	—	—	22,500
Non-interest income	68,708	20,725	(973)	88,460
Non-interest expense	187,733	35,946	8,971	232,650
Income before taxes	$248,743	$(2,219)	$(16,126)	$230,398

	As of March 31, 2022
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$59,953	$—	$95,674
Total Assets	$14,768,636	$1,246,997	$65,317	$16,080,950

	As of June 30, 2021
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$35,501	$—	$71,222
Total Assets	$12,745,029	$1,450,512	$70,024	$14,265,565

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
Some matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, the effects on our business of the current novel coronavirus pandemic (“COVID-19”), the Company’s financial prospects and other projections of its performance and asset quality, our ability to continue to grow profitably and increase its business, our ability to continue to diversify lending and deposit franchises, and the anticipated timing and financial performance of other offerings, initiatives, and acquisitions, expectations of the environment in which we operate and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include uncertainties surrounding the severity, duration, and effects of the COVID-19 pandemic, our ability to successfully integrate acquisitions and realize the anticipated benefits of the transactions, changes in the interest rate environment, inflation, government regulation, general economic conditions, changes in the competitive marketplace, conditions in the real estate markets in which we operate, risks associated with credit quality, the outcome and effects of litigation filed against the Company and other risk factors discussed under the heading “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and in our Annual Report on Form 10-K for the year ended June 30, 2021, which has been filed with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.
General
Our Company, the holding company for Axos Bank (the “Bank”), is a diversified financial services company with approximately $16.1 billion in assets that provides consumer and business banking products through its online, low-cost distribution channels and affinity partners. Our Bank has deposit and loan customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and automobiles. Our Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. Our securities products and services are offered through Axos Clearing LLC (“Axos Clearing”) and its business division Axos Advisor Services (“AAS”), formerly E*TRADE Advisor Services, and Axos Invest, Inc. (“Axos Invest”), which generate interest and fee income by providing comprehensive securities clearing and custody services to introducing broker-dealers and registered investment advisor correspondents and digital investment advisory services to retail investors, respectively. Axos Financial, Inc.’s common stock is listed on the New York Stock Exchange and is a component of the Russell 2000® Index, the KBW Nasdaq Financial Technology Index, the S&P SmallCap 600® Index, the KBW Nasdaq Financial Technology Index, and the Travillian Tech-Forward Bank Index.
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
The Company took proactive measures to manage loans that became delinquent during the economic downturn as a result of the COVID-19 pandemic. As of March 31, 2022, no loans were on forbearance status for a forbearance granted from any prior date. Any forbearance granted out of COVID-19 was for six months or less.

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
The acquisition is accounted for as a business combination under the acquisition method of accounting. Accordingly, tangible and intangible assets acquired (and liabilities assumed) are recorded at their estimated fair values as of the date of acquisition. The Company allocated the purchase price to the tangible and intangible assets acquired based on information available through March 31, 2022.
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

Below is a reconciliation of net income, the nearest compatible GAAP measure, to adjusted earnings and adjusted EPS (Non-GAAP) for the periods shown:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share amounts)	2022	2021	2022	2021
Net income	$61,823	$53,645	$182,820	$161,452
Acquisition-related costs	2,803	2,511	8,676	7,665
Tax effects of adjustments	(811)	(740)	(2,534)	(2,285)
Adjusted earnings (Non-GAAP)	$63,815	$55,416	$188,962	$166,832
Adjusted EPS (Non-GAAP)	$1.05	$0.92	$3.12	$2.76

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
Below is a reconciliation of total stockholders’ equity, the nearest compatible GAAP measure, to tangible book value (Non-GAAP) as of the dates indicated:

	March 31,
(Dollars in thousands)	2022	2021
Common stockholders’ equity	$1,585,585	$1,345,650
Less: mortgage servicing rights, carried at fair value	23,519	16,631
Less: goodwill and other intangible assets	159,150	118,133
Tangible common stockholders’ equity (Non-GAAP)	$1,402,916	$1,210,886
Common shares outstanding at end of period	59,662,795	59,237,765
Tangible book value per common share (Non-GAAP)	$23.51	$20.44

SELECTED FINANCIAL DATA
The following tables set forth certain selected financial data concerning the periods indicated:
AXOS FINANCIAL, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands)	March 31, 2022	June 30, 2021	March 31, 2021
Selected Balance Sheet Data:
Total assets	$16,080,950	$14,265,565	$14,827,874
Loans—net of allowance for credit losses	13,093,603	11,414,814	11,711,215
Loans held for sale, carried at fair value	19,611	29,768	61,500
Loans held for sale, lower of cost or fair value	11,182	12,294	13,371
Allowance for credit losses - loans	143,372	132,958	138,107
Securities—trading	366	1,983	254
Securities—available-for-sale	229,510	187,335	218,962
Securities borrowed	274,644	619,088	543,538
Customer, broker-dealer and clearing receivables	510,561	369,815	351,063
Total deposits	12,733,002	10,815,797	11,612,501
Advances from the FHLB	152,500	353,500	172,500
Borrowings, subordinated notes and debentures	381,682	221,358	365,753
Securities loaned	447,748	728,988	649,837
Customer, broker-dealer and clearing payables	543,905	535,425	483,677
Total stockholders’ equity	1,585,585	1,400,936	1,345,650

Capital Ratios:
Equity to assets at end of period	9.86%	9.82%	9.08%
Axos Financial, Inc.:
Tier 1 leverage (core) capital to adjusted average assets	9.43%	8.82%	8.99%
Common equity tier 1 capital (to risk-weighted assets)	10.23%	11.36%	10.86%
Tier 1 capital (to risk-weighted assets)	10.23%	11.36%	10.86%
Total capital (to risk-weighted assets)	13.30%	13.78%	13.32%
Axos Bank:
Tier 1 leverage (core) capital to adjusted average assets	10.51%	9.45%	9.56%
Common equity tier 1 capital (to risk-weighted assets)	11.43%	12.28%	11.74%
Tier 1 capital (to risk-weighted assets)	11.43%	12.28%	11.74%
Total capital (to risk-weighted assets)	12.24%	13.21%	12.71%
Axos Clearing, LLC:
Net capital	$39,109	$35,950	33,845
Excess capital	$31,612	$27,904	26,338
Net capital as a percentage of aggregate debit items	10.43%	8.94%	9.02%
Net capital in excess of 5% aggregate debit items	$20,369	$15,836	15,077

AXOS FINANCIAL, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	At or for the Three Months Ended		At or for the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Selected Income Statement Data:
Interest and dividend income	$160,181	$155,674	$475,567	$460,942
Interest expense	10,643	20,005	33,819	63,854
Net interest income	149,538	135,669	441,748	397,088
Provision for credit losses	4,500	2,700	12,500	22,500
Net interest income after provision for credit losses	145,038	132,969	429,248	374,588
Non-interest income	28,774	23,887	86,263	88,460
Non-interest expense	86,819	80,807	257,269	232,650
Income before income tax expense	86,993	76,049	258,242	230,398
Income tax expense	25,170	22,404	75,422	68,946
Net income	$61,823	$53,645	$182,820	$161,452
Net income attributable to common stock	$61,823	$53,645	$182,820	$161,262

Per Common Share Data:
Net income:
Basic	$1.04	$0.91	$3.07	$2.72
Diluted	$1.02	$0.89	$3.02	$2.67
Adjusted earnings (Non-GAAP)	$1.05	$0.92	$3.12	$2.76
Book value	$26.58	$22.72	$26.58	$22.72
Tangible book value (Non-GAAP)	$23.51	$20.44	$23.51	$20.44

Weighted average number of common shares outstanding:
Basic	59,542,128	59,118,884	59,476,488	59,225,409
Diluted	60,611,959	60,482,733	60,605,486	60,453,220
Common shares outstanding at end of period	59,662,795	59,237,765	59,662,795	59,237,765
Common shares issued at end of period	68,617,410	67,902,239	68,617,410	67,902,239

Performance Ratios and Other Data:
Loan originations for investment	$2,363,599	$1,189,750	$6,981,749	$4,430,540
Loan originations for sale	$166,327	$418,618	$569,614	$1,349,683
Return on average assets	1.59%	1.52%	1.63%	1.55%
Return on average common stockholders’ equity	15.89%	16.12%	16.33%	16.90%
Interest rate spread[1]	3.84%	3.73%	3.93%	3.69%
Net interest margin[2]	4.02%	3.96%	4.11%	3.91%
Net interest margin[2] – Banking Business Segment	4.21%	4.23%	4.33%	4.09%
Efficiency ratio[3]	51.26%	50.64%	48.72%	47.91%
Efficiency ratio[3] – Banking Business Segment	39.79%	42.33%	39.70%	40.90%

Asset Quality Ratios:
Net annualized charge-offs to average loans	0.05%	0.03%	0.02%	0.09%
Non-performing loans to total loans	1.05%	1.14%	1.05%	1.14%
Non-performing assets to total assets	0.87%	0.96%	0.87%	0.96%
Allowance for credit losses - loans to total loans held for investment at end of period	1.08%	1.16%	1.08%	1.16%
Allowance for credit losses - loans to non-performing loans	103.33%	101.84%	103.33%	101.84%
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

RESULTS OF OPERATIONS
Comparison of the Three and Nine Months Ended March 31, 2022 and 2021
For the three months ended March 31, 2022, we had net income of $61.8 million compared to net income of $53.6 million for the three months ended March 31, 2021. Net income attributable to common stockholders was $61.8 million or $1.02 per diluted share for the three months ended March 31, 2022 compared to net income attributable to common shareholders of $53.6 million, or $0.89 per diluted share for the three months ended March 31, 2021. For the nine months ended March 31, 2022, we had net income of $182.8 million compared to net income of $161.5 million for the nine months ended March 31, 2021. Net income attributable to common stockholders was $182.8 million, or $3.02 per diluted share for the nine months ended March 31, 2022 compared to net income attributable to common shareholders of $161.3 million, or $2.67 per diluted share for the nine months ended March 31, 2021.
Adjusted earnings and adjusted EPS, non-GAAP measures, which exclude non-recurring costs related to mergers and acquisitions (including amortization of intangible assets related to acquisitions), increased 15.2% to $63.8 million and 14.1% to $1.05, respectively, for the quarter ended March 31, 2022 compared to $55.4 million and $0.92, respectively, for the quarter ended March 31, 2021. Adjusted earnings and adjusted EPS increased 13.3% to $189.0 million and 13.0% to $3.12, respectively, for the nine months ended March 31, 2022 compared to $166.8 million and $2.76, respectively, for the nine months ended March 31, 2021.
Net Interest Income
Net interest income for the three and nine months ended March 31, 2022 totaled $149.5 million and $441.7 million, an increase of 10.2% and 11.2%, compared to net interest income of $135.7 million and $397.1 million for the three and nine months ended March 31, 2021, respectively. The increase for the three and nine months were primarily due to increased average earnings assets from net loan portfolio growth and reduced rates paid on interest-bearing demand and savings deposits and time deposits, partially offset by reduced yields on interest earning assets. During the three and nine months ended March 31, 2022, average non-interest bearing deposits increased $2,001.2 million and $1,628.7 million, respectively, primarily from the deposits acquired through the acquisition of AAS.
Total interest and dividend income during the three and nine months ended March 31, 2022 increased 2.9% to $160.2 million and 3.2% to $475.6 million, compared to $155.7 million and $460.9 million during the three and nine months ended March 31, 2021, respectively. The increase in interest and dividend income for the three months ended March 31, 2022 was primarily attributable to the growth in average earning assets from loan originations, partially offset by reduced yields on loans. The average balance of loans increased by 10.7% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in interest and dividend income for the nine months ended March 31, 2022 was primarily attributable to the growth in average earning assets from loan originations and securities borrowed and margin lending, partially offset by reduced yields on loans and securities borrowed and margin lending. The average balance of loans and securities borrowed increased by 8.2% and 35.6%, respectively, for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021.
Total interest expense was $10.6 million for the three months ended March 31, 2022, a decrease of $9.4 million or 46.8% as compared with the three months ended March 31, 2021. Total interest expense was $33.8 million for the nine months ended March 31, 2022, a decrease of $30.0 million or 47.0% as compared with the nine months ended March 31, 2021. The decrease in the average cost of funds rate for the three months ended March 31, 2022 compared to 2021 was primarily due to 16 basis point decrease on interest-bearing demand and savings deposits due to decreases in prevailing deposit rates across the industry and a 64 basis point decrease in the three month average rates paid on time deposits, due to higher rate time deposits maturing. The decrease in the average cost of funds rate for the nine months ended March 31, 2022 compared to 2021 was primarily due to a 22 basis point decrease on interest-bearing demand and savings deposits due to decreases in prevailing deposit rates across the industry and a 71 basis point decrease in the nine month average rates paid on time deposits, due to higher rate time deposits maturing. During the three and nine months ended March 31, 2022, average non-interest bearing deposits increased $2,001.2 million and $1,628.7 million, respectively, primarily from the deposits acquired through the acquisition of AAS.
Net interest margin, defined as annualized net interest income divided by average earning assets, increased 6 basis points to 4.02% for the three months ended March 31, 2022 from 3.96% for the three months ended March 31, 2021, and increased 20 basis points to 4.11% for the nine months ended March 31, 2022 from 3.91% for the nine months ended March 31, 2021. During the three and nine months ended March 31, 2022, the primary contributors to the 6 and 20 basis point increases, respectively, was the increase in non-interest bearing deposits which increased $2,001.2 million and $1,628.7 million, respectively, primarily from the deposits acquired through the acquisition of AAS and decreased rates on interest-bearing deposits.

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

	For the Three Months Ended
	March 31,
	2022			2021
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$12,842,705	$153,873	4.79%	$11,600,551	$147,936	5.10%
Interest-earning deposits in other financial institutions	1,286,665	671	0.21%	1,267,091	482	0.15%
Mortgage-backed and other investment securities[4]	162,400	1,546	3.81%	214,712	2,590	4.83%
Securities borrowed and margin lending[5]	563,018	3,833	2.72%	616,774	4,453	2.89%
Stock of the regulatory agencies	21,333	258	4.84%	20,612	213	4.13%
Total interest-earning assets	14,876,121	160,181	4.31%	13,719,740	155,674	4.54%
Non-interest-earning assets	731,997			413,297
Total assets	$15,608,118			$14,133,037
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$6,922,600	$3,808	0.22%	$7,083,540	$6,691	0.38%
Time deposits	1,194,452	3,116	1.04%	1,748,271	7,343	1.68%
Securities loaned	365,808	152	0.17%	443,502	453	0.41%
Advances from the FHLB	289,289	973	1.35%	194,564	992	2.04%
Borrowings, subordinated notes and debentures	295,910	2,594	3.51%	413,858	4,526	4.37%
Total interest-bearing liabilities	9,068,059	10,643	0.47%	9,883,735	20,005	0.81%
Non-interest-bearing demand deposits	4,210,508			2,209,297
Other non-interest-bearing liabilities	772,800			708,542
Stockholders’ equity	1,556,751			1,331,463
Total liabilities and stockholders’ equity	$15,608,118			$14,133,037
Net interest income		$149,538			$135,669
Interest rate spread[6]			3.84%			3.73%
Net interest margin[7]			4.02%			3.96%
1Average balances are obtained from daily data.
2Annualized.
3Loans include loans held for sale, loan premiums and unearned fees.
4Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Loans include average balances of $26.3 million and $27.1 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2022 and 2021 three-month periods, respectively.
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

	For the Nine Months Ended
	March 31,
	2022			2021
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$12,202,523	$452,518	4.94%	$11,281,748	$436,445	5.16%
Interest-earning deposits in other financial institutions	1,232,100	1,904	0.21%	1,491,437	1,482	0.13%
Mortgage-backed and other investment securities[4]	152,623	4,304	3.76%	202,327	8,184	5.39%
Securities borrowed and margin lending[5]	718,956	16,050	2.98%	530,384	14,196	3.57%
Stock of the regulatory agencies	20,845	791	5.06%	20,611	635	4.11%
Total interest-earning assets	14,327,047	475,567	4.43%	13,526,507	460,942	4.54%
Non-interest-earning assets	624,184			379,629
Total assets	$14,951,231			$13,906,136
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$6,683,286	$11,674	0.23%	$7,117,471	$23,913	0.45%
Time deposits	1,297,870	10,767	1.11%	1,889,983	25,770	1.82%
Securities loaned	489,189	621	0.17%	380,035	832	0.29%
Advances from the FHLB	285,547	2,962	1.38%	224,119	3,690	2.20%
Borrowings, subordinated notes and debentures	264,523	7,795	3.93%	366,407	9,649	3.51%
Total interest-bearing liabilities	9,020,415	33,819	0.50%	9,978,015	63,854	0.85%
Non-interest-bearing demand deposits	3,678,067			2,049,366
Other non-interest-bearing liabilities	760,083			603,999
Stockholders’ equity	1,492,666			1,274,756
Total liabilities and stockholders’ equity	$14,951,231			$13,906,136
Net interest income		$441,748			$397,088
Interest rate spread[6]			3.93%			3.69%
Net interest margin[7]			4.11%			3.91%
1Average balances are obtained from daily data.
2Annualized.
3Loans include loans held for sale, loan premiums and unearned fees.
4Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Loans include average balances of $26.5 million and $27.3 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2022 and 2021 nine-month periods, respectively.
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

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
	2022 vs 2021			2022 vs 2021
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
Increase / (decrease) in interest income:
Loans	$15,257	$(9,320)	$5,937	$35,013	$(18,940)	$16,073
Interest-earning deposits in other financial institutions	7	182	189	(301)	723	422
Mortgage-backed and other investment securities	(559)	(485)	(1,044)	(1,739)	(2,141)	(3,880)
Securities borrowed and margin lending	(370)	(250)	(620)	4,470	(2,616)	1,854
Stock of the regulatory agencies	7	38	45	7	149	156
	$14,342	$(9,835)	$4,507	$37,450	$(22,825)	$14,625
Increase / (decrease) in interest expense:
Interest-bearing demand and savings	$(148)	$(2,735)	$(2,883)	$(1,357)	$(10,882)	$(12,239)
Time deposits	(1,919)	(2,308)	(4,227)	(6,682)	(8,321)	(15,003)
Securities loaned	(70)	(231)	(301)	194	(405)	(211)
Advances from the FHLB	385	(404)	(19)	860	(1,588)	(728)
Borrowings, subordinated notes and debentures	(1,143)	(789)	(1,932)	(2,910)	1,056	(1,854)
	$(2,895)	$(6,467)	$(9,362)	$(9,895)	$(20,140)	$(30,035)

Provision for Credit Losses
The provision for credit losses was $4.5 million for the three months ended March 31, 2022 compared to $2.7 million for the three months ended March 31, 2021. The provision for credit losses was $12.5 million for the nine months ended March 31, 2022 compared to $22.5 million for the nine months ended March 31, 2021. The increase in the provision for the three months ended March 31, 2022 was due to growth in the loan portfolio. The decrease in the provision for the nine months ended March 31, 2022 was due to favorable changes in economic and business conditions resulting from reduced levels of disruptions from the COVID-19 pandemic between March 31, 2021 and March 31, 2022, partially offset by loan growth and changes in loan mix. Provisions for credit losses are charged to income to bring the allowance for credit losses - loans to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Asset Quality and Allowance for Credit Losses - Loans.”

Non-Interest Income
The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
(Dollars in thousands)	2022	2021	Inc (Dec)	2022	2021	Inc (Dec)
Prepayment penalty fee income	$2,793	$1,342	$1,451	$9,073	$4,289	$4,784
Gain on sale – other	61	214	(153)	106	704	(598)
Mortgage banking income	5,729	9,037	(3,308)	15,594	39,255	(23,661)
Broker-dealer fee income	12,913	7,942	4,971	39,046	19,931	19,115
Banking and service fees	7,278	5,352	1,926	22,444	24,281	(1,837)
Total non-interest income	$28,774	$23,887	$4,887	$86,263	$88,460	$(2,197)
Non-interest income increased $4.9 million to $28.8 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily the result of a $5.0 million increase in broker-dealer fee income driven by custody and mutual fund fees earned by the newly acquired AAS division, an increase of $1.9 million in banking and service fees, and an increase of $1.5 million in prepayment penalty fee income, partially offset by a decrease of $3.3 million in mortgage banking income. Mortgage banking income for the three months ended March 31, 2022 included a mortgage servicing rights fair market value adjustment of approximately $3.0 million due to expected higher interest rates and slower mortgage prepayments. The fair value adjustment for the three months ended March 31, 2021 was $0.5 million. Non-interest income decreased $2.2 million to $86.3 million for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021. The change was primarily the result of a $23.7 million decrease in mortgage banking income and a $1.8 million decrease in banking and service fees, from Emerald Prepaid Mastercard® and Refund Transfer products associated with H&R Block that did not recur in the nine months ended March 31, 2022, partially offset by a $19.1 million increase in broker-dealer fee income driven by custody and mutual fund fees earned by the newly acquired AAS division and an increase of $4.8 million in prepayment penalty fee income.

Non-Interest Expense
    The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
(Dollars in thousands)	2022	2021	Inc (Dec)	2022	2021	Inc (Dec)
Salaries and related costs	$43,133	$38,545	$4,588	$123,849	$115,367	$8,482
Data processing	12,274	10,171	2,103	36,565	27,772	8,793
Advertising and promotional	3,357	4,261	(904)	10,131	10,600	(469)
Depreciation and amortization	6,061	5,865	196	18,574	17,913	661
Professional services	4,346	5,712	(1,366)	14,834	17,340	(2,506)
Occupancy and equipment	3,742	3,096	646	10,265	9,239	1,026
FDIC and regulatory fees	3,115	3,107	8	7,856	8,400	(544)
Broker-dealer clearing charges	3,561	3,278	283	11,244	7,986	3,258
General and administrative expense	7,230	6,772	458	23,951	18,033	5,918
Total non-interest expenses	$86,819	$80,807	$6,012	$257,269	$232,650	$24,619
Non-interest expense, which is comprised of compensation, data processing, depreciation and amortization, advertising and promotional, professional services, occupancy and equipment, FDIC and regulatory fees, broker-dealer clearing charges and other operating expenses, was $86.8 million for the three months ended March 31, 2022, compared to $80.8 million for the three months ended March 31, 2021. Non-interest expense was $257.3 million for the nine months ended March 31, 2022, up from $232.7 million for the nine months ended March 31, 2021. The increases for the three and nine months ended March 31, 2022 were generally due to the addition of AAS and the expansion of Bank operations specifically in areas related to lending and deposits.
Total salaries and related costs increased $4.6 million to $43.1 million for the three months ended March 31, 2022 compared to $38.5 million for the three months ended March 31, 2021 and increased $8.5 million to $123.8 million for the nine months ended March 31, 2022 compared to $115.4 million for the nine months ended March 31, 2021. The increases in compensation expense for the three and nine months ended March 31, 2022 were primarily due to increased staffing levels as a result of the AAS acquisition. Our staff increased to 1,294 from 1,152, or 12.3% between March 31, 2022 and 2021.
Data processing expense increased $2.1 million for the three months ended March 31, 2022 compared to three months ended March 31, 2021, and increased $8.8 million for the nine months ended March 31, 2022 compared to the nine month period ended March 31, 2021, primarily due to enhancements to customer interfaces and the Company’s core processing systems.
Advertising and promotional expense decreased $0.9 million and $0.5 million for the three and nine months ended March 31, 2022, compared to the three and nine months ended March 31, 2021, respectively. Fluctuations are mainly the result of changes in mortgage lead generation and deposit marketing costs.
Depreciation and amortization expense increased $0.2 million and $0.7 million for the three and nine months ended March 31, 2022, compared to the three and nine months ended March 31, 2021, respectively. The increases for the three and nine months ended March 31, 2022 were primarily due to amortization of intangibles as a result of the AAS acquisition and depreciation on lending platform enhancements and infrastructure development.
Professional services expense decreased $1.4 million and decreased $2.5 million for the three and nine months ended March 31, 2022, compared to the three and nine months ended March 31, 2021, respectively. Professional services charges decreased due primarily to lower legal expense during the three and nine months ended March 31, 2022.
Occupancy and equipment expense increased by $0.6 million and $1.0 million for the three and nine months ended March 31, 2022 compared to the three and nine months ended March 31, 2021, respectively. The changes for the three and nine months ended March 31, 2022 are primarily due to annual cost increases in our office space lease agreements and the addition of an assumed office space lease for our AAS employees.

Our cost of FDIC and regulatory fees was flat and decreased $0.5 million for the three and nine months ended March 31, 2022, compared to the three and nine month period last year, respectively. The decrease were due to favorable fluctuations in the Bank’s assessment rate. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.

Broker-dealer clearing charges increased $0.3 million and $3.3 million for the three and nine months ended March 31, 2022 compared to the three and nine months ended March 31, 2021, respectively. The increases were attributable to the acquisition of AAS and increased clearing charges due to higher activity during the three and nine months ended March 31, 2022.
Other general and administrative costs increased by $0.5 million and $5.9 million for the three and nine months ended March 31, 2022, compared to the three and nine months ended March 31, 2021, respectively. The increase in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily due to a $1.0 million provision to the unfunded loan commitment liability. The increase in the nine months ended March 31, 2022 as compared to March 31, 2021 was primarily due to a $4.0 million provision to the unfunded loan commitment liability and increased travel costs of $1.5 million.
Provision for Income Taxes
Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended March 31, 2022 and 2021 were 28.93% and 29.46%, respectively. Our effective income tax rates for the nine months ended March 31, 2022 and 2021 were 29.21% and 29.92%, respectively. The change in effective income tax rates between periods are primarily the result of changes in tax benefits from stock compensation.
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

	For the Three Months Ended March 31, 2022
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$147,828	$3,377	$(1,667)	$149,538
Provision for credit losses	4,500	—	—	4,500
Non-interest income	15,741	15,609	(2,576)	28,774
Non-interest expense	65,076	20,242	1,501	86,819
Income before taxes	$93,993	$(1,256)	$(5,744)	$86,993

	For the Three Months Ended March 31, 2021
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$135,096	$3,847	$(3,274)	$135,669
Provision for credit losses	2,700	—	—	2,700
Non-interest income	16,201	8,369	(683)	23,887
Non-interest expense	64,040	13,282	3,485	80,807
Income before taxes	$84,557	$(1,066)	$(7,442)	$76,049

	For the Nine Months Ended March 31, 2022
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$432,328	$14,059	$(4,639)	$441,748
Provision for credit losses	12,500	—	—	12,500
Non-interest income	46,864	45,169	(5,770)	86,263
Non-interest expense	190,250	61,169	5,850	257,269
Income before taxes	$276,442	$(1,941)	$(16,259)	$258,242

	For the Nine Months Ended March 31, 2021
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$390,268	$13,002	$(6,182)	$397,088
Provision for credit losses	22,500	—	—	22,500
Non-interest income	68,708	20,725	(973)	88,460
Non-interest expense	187,733	35,946	8,971	232,650
Income before taxes	$248,743	$(2,219)	$(16,126)	$230,398
Banking Business
For the three months ended March 31, 2022, our Banking Business segment had income before taxes of $94.0 million compared to income before taxes of $84.6 million for the three months ended March 31, 2021. For the nine months ended March 31, 2022, we had income before taxes of $276.4 million compared to income before taxes of $248.7 million for the nine months ended March 31, 2021. For the three months ended March 31, 2021, the increase in income before taxes was mainly due to an increase in net interest income primarily from a decline in rates of interest-bearing demand and savings deposits and time deposits, partially offset by a decrease in mortgage banking, compared to the three months ended March 31, 2021. For the nine months ended March 31, 2021, the increase in income before taxes was mainly due to an increase in net interest income primarily from a decline in rates of interest-bearing demand and savings deposits and time deposits and a decrease in provision for credit losses, partially offset by a decrease in mortgage banking, compared to the nine months ended March 31, 2021.
We consider the ratios shown in the table below to be key indicators of the performance of our Banking Business segment:

	At or for the Three Months Ended		At or for the Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Efficiency ratio	39.79%	42.33%	39.70%	40.90%
Return on average assets	1.84%	1.81%	1.89%	1.80%
Interest rate spread	4.06%	4.05%	4.17%	3.90%
Net interest margin	4.21%	4.23%	4.33%	4.09%
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

	For the Three Months Ended
	March 31,
	2022			2021
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$12,804,231	$153,363	4.79%	$11,556,228	$147,264	5.10%
Interest-earning deposits in other financial institutions	1,042,552	483	0.19%	949,259	230	0.10%
Mortgage-backed and other investment securities[4]	185,952	1,661	3.57%	242,422	2,733	4.51%
Stock of the regulatory agencies	18,215	258	5.67%	17,250	212	4.92%
Total interest-earning assets	14,050,950	155,765	4.43%	12,765,159	150,439	4.71%
Non-interest-earning assets	297,950			161,541
Total assets	$14,348,900			$12,926,700
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$6,999,385	$3,848	0.22%	$7,256,096	$6,904	0.38%
Time deposits	1,194,452	3,116	1.04%	1,748,271	7,343	1.68%
Advances from the FHLB	289,289	973	1.35%	194,564	992	2.04%
Borrowings, subordinated notes and debentures	33	—	—%	120,037	104	0.35%
Total interest-bearing liabilities	8,483,159	7,937	0.37%	9,318,968	15,343	0.66%
Non-interest-bearing demand deposits	4,269,702			2,239,439
Other non-interest-bearing liabilities	135,237			119,605
Stockholders’ equity	1,460,802			1,248,688
Total liabilities and stockholders’ equity	$14,348,900			$12,926,700
Net interest income		$147,828			$135,096
Interest rate spread[5]			4.06%			4.05%
Net interest margin[6]			4.21%			4.23%
1Average balances are obtained from daily data.
2Annualized.
3Loans include loans held for sale, loan premiums and unearned fees.
4Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Loans include average balances of $26.3 million and $27.1 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2022 and 2021 three-month periods, respectively.
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

	For the Nine Months Ended
	March 31,
	2022			2021
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$12,163,066	$451,166	4.95%	$11,234,740	$434,269	5.15%
Interest-earning deposits in other financial institutions	961,393	1,196	0.17%	1,245,733	946	0.10%
Mortgage-backed and other investment securities[4]	176,570	4,665	3.52%	233,946	8,661	4.94%
Stock of the regulatory agencies	17,811	788	5.90%	17,250	631	4.88%
Total interest-earning assets	13,318,840	457,815	4.58%	12,731,669	444,507	4.66%
Non-interest-earning assets	295,401			157,825
Total assets	$13,614,241			$12,889,494
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$6,742,803	$11,758	0.23%	$7,248,839	$24,413	0.45%
Time deposits	1,297,870	10,767	1.11%	1,889,983	25,770	1.82%
Advances from the FHLB	285,547	2,962	1.38%	224,119	3,690	2.20%
Borrowings, subordinated notes and debentures	113	—	—%	139,925	366	0.35%
Total interest-bearing liabilities	8,326,333	25,487	0.41%	9,502,866	54,239	0.76%
Non-interest-bearing demand deposits	3,760,771			2,070,747
Other non-interest-bearing liabilities	142,212			127,079
Stockholders’ equity	1,384,925			1,188,802
Total liabilities and stockholders’ equity	$13,614,241			$12,889,494
Net interest income		$432,328			$390,268
Interest rate spread[5]			4.17%			3.90%
Net interest margin[6]			4.33%			4.09%
1Average balances are obtained from daily data.
2Annualized.
3Loans include loans held for sale, loan premiums and unearned fees.
4Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Loans include average balances of $26.5 million and $27.3 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2022 and 2021 nine-month periods, respectively.
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

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
	2022 vs 2021			2022 vs 2021
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
Increase / (decrease) in interest income:
Loans	$15,364	$(9,265)	$6,099	$34,423	$(17,526)	$16,897
Interest-earning deposits in other financial institutions	25	228	253	(260)	510	250
Mortgage-backed and other investment securities	(566)	(506)	(1,072)	(1,840)	(2,156)	(3,996)
Stock of the regulatory agencies, at cost	13	33	46	22	135	157
	$14,836	$(9,510)	$5,326	$32,345	$(19,037)	$13,308
Increase / (decrease) in interest expense:
Interest-bearing demand and savings	$(237)	$(2,819)	$(3,056)	$(1,581)	$(11,074)	$(12,655)
Time deposits	(1,919)	(2,308)	(4,227)	(6,682)	(8,321)	(15,003)
Advances from the FHLB	385	(404)	(19)	860	(1,588)	(728)
Borrowings, subordinated notes and debentures	(52)	(52)	(104)	(183)	(183)	(366)
	$(1,823)	$(5,583)	$(7,406)	$(7,586)	$(21,166)	$(28,752)
The Banking Business segment’s net interest income for the three and nine months ended March 31, 2022 totaled $147.8 million and $432.3 million, an increase of 9.4% and an increase of 10.8%, compared to net interest income of $135.1 million and $390.3 million for the three and nine months ended March 31, 2021, respectively. The increase for the three and nine months ended March 31, 2022 was primarily due to the reduction in the rates paid on interest-bearing demand and savings deposits, and increased interest income due to growth in the loan portfolio, partially offset by reduced yields on interest earning assets.
The Banking Business segment’s non-interest income decreased $0.5 million to $15.7 million and decreased $21.8 million to $46.9 million for the three and nine months ended March 31, 2022 compared to the three and nine months ended March 31, 2021, respectively. The $0.5 million decrease for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, was mainly the result of decreased mortgage banking income of $3.3 million and partially offset by increases in banking and service fees of $1.6 million and prepayment penalty fee income of $1.5 million. The $21.8 million decrease for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021, was mainly the result of decreased mortgage banking income of $23.7 million and decreased banking and service fees of $2.4 million from Emerald Prepaid Mastercard® and Refund Transfer products associated with H&R Block that did not recur for the nine months ended March 31, 2022, partially offset by increases in prepayment penalty fee income of $4.8 million.
The Banking Business segment’s non-interest expense for the three and nine months ended March 31, 2022 increased $1.0 million and $2.5 million, respectively, compared to the three and nine months ended March 31, 2021. For the three months ended March 31, 2022 compared to the three months ended March 31, 2021, non-interest expense increased $1.0 million mainly the result of a $1.5 million increase in data processing and a $1.0 million increase in salaries and related costs, partially offset by a $1.0 million decrease in depreciation and amortization. For the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021, the $2.5 million increase was primarily due to a $5.7 million increase in other general and administrative expenses, a $6.2 million increase in data processing expense, and a $3.8 million increase in advertising and promotional expense, partially offset by a $5.4 million decrease of salaries and related expenses, a $2.9 million decrease in professional fees, a $2.4 million decrease in depreciation and amortization, and a $1.1 million decrease in regulatory fees.

Securities Business
For the three months ended March 31, 2022, our Securities Business segment had a loss before taxes of $1.3 million compared to a loss before taxes of $1.1 million for the three months ended March 31, 2021. For the nine months ended March 31, 2022, our Securities Business segment had a loss before taxes of $1.9 million compared to a loss before taxes of $2.2 million for the nine months ended March 31, 2021.
Net interest income for the three months ended March 31, 2022, decreased $0.5 million to $3.4 million compared to the three months ended March 31, 2021. Net interest income for the nine months ended March 31, 2022 increased $1.1 million to $14.1 million compared to the nine months ended March 31, 2021. The changes were primarily a result of fluctuations in the average interest-earning balance of securities borrowed and margin lending. In the Securities Business, interest is earned through margin loan balances, securities borrowed, and cash deposit balances. Interest expense is incurred from cash borrowed through bank lines and securities lending.
Non-interest income during the three months ended March 31, 2022, increased $7.2 million to $15.6 million compared to the three months ended March 31, 2021. The increases were primarily $7.7 million attributable to the addition of AAS custody and mutual funds fees, an increase of $2.3 million in fees earned on FDIC insured bank deposits, partially offset by a decrease of $1.8 million in correspondent fees, and a decrease of $1.2 million of clearing and custodial related fees. Non-interest income during the nine months ended March 31, 2022 increased $24.4 million to $45.2 million compared to the nine months ended March 31, 2021. The increases were primarily $21.1 million attributable to the addition of AAS custody and mutual funds fees, an increase of $4.3 million in fees earned on FDIC insured bank deposits, partially offset by a decrease of $0.9 million in correspondent fees, a decrease of $0.6 million of clearing and custodial related fees.
Non-interest expense increased $7.0 million to $20.2 million for the three months ended March 31, 2022 from the $13.3 million for the three months ended March 31, 2021. The increase was primarily related to an increase of $3.0 million in salaries and related expenses related to staffing and the acquisition of AAS, an increase of $1.2 million depreciation and amortization expense, an increase of $0.9 million in occupancy and equipment, an increase of $0.7 million in data processing. Non-interest expense increased $25.2 million to $61.2 million for the nine months ended March 31, 2022, from $35.9 million for the nine months ended March 31, 2021. The increase was primarily related to an increase of $12.1 million in salaries and related expenses related to staffing and the acquisition of AAS, an increase of $3.3 million in broker-dealer clearing charges, an increase of $2.9 million depreciation and amortization expense, an increase of $2.5 million in data processing, an increase of $2.0 million occupancy and equipment expense, and an increase of $1.0 million advertising and promotional expense. The increases were primarily the result of the addition of AAS.
Selected information concerning the Securities segment follows as of and for the three months ended:

	March 31,
(Dollars in thousands)	2022	2021
Compensation as a % of net revenue	36.7%	32.4%
FDIC insured program balances (end of period)	$824,494	$794,614
Customer margin balances (end of period)	$294,983	$310,695
Customer funds on deposit, including short credits (end of period)	$250,966	$294,903

Clearing:
Total tickets	1,495,617	1,998,293
Correspondents (end of period)	68	64

Securities lending:
Interest-earning assets – stock borrowed (end of period)	$274,644	$543,538
Interest-bearing liabilities – stock loaned (end of period)	$447,748	$649,837

FINANCIAL CONDITION
Balance Sheet Analysis
Total assets increased $1.8 billion, or 12.7%, to $16.1 billion, as of March 31, 2022, up from $14.3 billion at June 30, 2021. The increase in total assets was mainly due to an increase of $1.7 billion in net loans held for investment, an increase of $211.5 million in cash and cash equivalents, and an increase of $140.7 million in customer, broker-dealer and clearing receivables, partially offset by a decrease of $344.4 million in securities borrowed. Total liabilities increased $1.6 billion, primarily due to growth in deposits of $1.9 billion, partially offset by a decrease of $201.0 million in advances from the FHLB and a decrease of $281.2 million in securities loaned.
Loans
Net loans held for investment increased 14.7% to $13.1 billion as of March 31, 2022 from $11.4 billion at June 30, 2021. The increase in the loan portfolio was primarily due to growth in demand for commercial real estate and C&I loans.
The following table sets forth the composition of the loan portfolio as of the dates indicated:

	March 31, 2022		June 30, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single Family - Mortgage & Warehouse	$3,972,103	30.0%	$4,359,472	37.8%
Multifamily and Commercial Mortgage	2,662,517	20.1%	2,470,454	21.4%
Commercial Real Estate	4,293,032	32.5%	3,180,453	27.5%
Commercial & Industrial - Non-RE	1,780,545	13.4%	1,123,869	9.7%
Auto & Consumer	521,936	3.9%	362,180	3.1%
Other	16,125	0.1%	58,316	0.5%
Total gross loans	13,246,258	100.0%	11,554,744	100.0%
Allowance for credit losses - loans	(143,372)		(132,958)
Unaccreted discounts and loan fees	(9,283)		(6,972)
Total net loans	$13,093,603		$11,414,814
The Bank originates some single family interest only loans with terms that include repayments that are less than the repayments for fully amortizing loans. The Bank’s lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Bank monitors and performs reviews of interest only loans. Adverse trends reflected in the Company’s delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of March 31, 2022, the Company had $1.1 billion of interest only mortgage loans.

Asset Quality and Allowance for Loan and Lease Losses
Non-performing Assets
Non-performing loans are comprised of loans past due 90 days or more on nonaccrual status and other nonaccrual loans. Non-performing assets include non-performing loans plus other real estate owned and repossessed vehicles. At March 31, 2022, our non-performing loans totaled $138.8 million, or 1.05% of total gross loans and our non-performing loans and foreclosed assets or “non-performing assets” totaled $139.3 million, or 0.87% of total assets.
Non-performing assets consisted of the following as of the dates indicated:

(Dollars in thousands)	March 31, 2022	June 30, 2021	Inc (Dec)
Non-performing assets:
Non-accrual loans and leases:
Single Family - Mortgage & Warehouse	$113,317	$105,708	$7,609
Multifamily and Commercial Mortgage	9,667	20,428	(10,761)
Commercial Real Estate	14,952	15,839	(887)
Commercial & Industrial - Non-RE	—	2,942	(2,942)
Auto & Consumer	446	278	168
Other	372	—	372
Total non-performing loans	138,754	145,195	(6,441)
Foreclosed real estate	—	6,547	(6,547)
Repossessed—Auto and RV	564	235	329
Total non-performing assets	$139,318	$151,977	$(12,659)
Total non-performing loans as a percentage of total loans	1.05%	1.26%	(0.21)%
Total non-performing assets as a percentage of total assets	0.87%	1.07%	(0.20)%
Total non-performing assets decreased from $152.0 million at June 30, 2021 to $139.3 million at March 31, 2022. The decrease in non-performing assets of approximately $12.7 million, was primarily attributable to resolutions of multifamily, C&I - non-RE, and foreclosed real estate in response to improved macro economic factors. Non-performing single-family loans increased by $7.6 million. The Company ended COVID-19 related forbearance for all single family mortgage borrowers during the quarter ended September 30, 2020. Any forbearance granted out of COVID-19 was for six months or less. The weighted-average LTV of the non-performing single family mortgage loans was 57.2% as of March 31, 2022.
The Bank had no performing troubled debt restructurings as of March 31, 2022 and June 30, 2021. A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent or temporary modifications of principal and interest payments or an extension of maturity dates. When a loan is delinquent and classified as a troubled debt restructuring, no interest is accrued until the borrower demonstrates over time (typically six months) that it can make payments. When a loan is considered a troubled debt restructuring and is on nonaccrual, it is considered non-performing and included in the table above.

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

The following table reflects management’s allocation of the allowance for credit losses - loans by loan category and the ratio of each loan category to total loans as of the dates indicated:

	March 31, 2022		June 30, 2021
(Dollars in thousands)	Amount of Allowance	Allocation as a % of Allowance	Amount of Allowance	Allocation as a % of Allowance
Single Family Real Estate	$21,789	15.2%	$26,604	20.0%
Multifamily Real Estate	13,818	9.7%	13,146	9.9%
Commercial Real Estate	69,829	48.7%	57,928	43.6%
Commercial and Industrial - Non-RE	26,268	18.3%	28,460	21.4%
Consumer and Auto	11,623	8.1%	6,519	4.9%
Other	45	—%	301	0.2%
Total	$143,372	100.0%	$132,958	100.0%

The provision for credit losses was $4.5 million for the three months ended March 31, 2022 compared to $2.7 million for the three months ended March 31, 2021. The provision for credit losses was $12.5 million for the nine months ended March 31, 2022 compared to $22.5 million for the nine months ended March 31, 2021. The increase in the provision for the three months ended March 31, 2022 was due to growth in the loan portfolio. The decrease in the provision for the nine months ended March 31, 2022 was due to favorable changes in economic and business conditions resulting from reduced levels of disruptions from the COVID-19 pandemic between March 31, 2021 and March 31, 2022, partially offset by loan growth and changes in loan mix. We believe that the lower average LTV in the Bank’s mortgage loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks. The resolution of the Bank’s existing other real estate owned and non-performing loans should not have a significant adverse impact on our operating results.
Investment Securities
Total investment securities were $229.9 million as of March 31, 2022, compared with $189.3 million at June 30, 2021. During the nine months ended March 31, 2022, we purchased securities for $107.3 million and received principal repayments of approximately $59.5 million in our available-for-sale portfolio. The remainder of the change for the available-for-sale portfolio is attributable to accretion and other activities.

Deposits
Deposits increased a net $1.9 billion, or 17.7%, to $12.7 billion at March 31, 2022, from $10.8 billion at June 30, 2021. Non-interest bearing deposits increased $1.7 billion, or 67.1%, to $4.1 billion at March 31, 2022, from June 30, 2021, primarily due to deposits provided by the AAS acquisition. Time deposits decreased $471.4 million as higher costing time deposits were run off.
The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	March 31, 2022		June 30, 2021
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$4,135,278	—%	$2,474,424	—%
Interest bearing:
Demand	4,247,543	0.19%	3,369,845	0.15%
Savings	3,308,736	0.23%	3,458,687	0.21%
Total interest-bearing demand and savings	7,556,279	0.21%	6,828,532	0.18%
Time deposits:
$250 and under[2]	726,161	1.19%	1,070,139	1.30%
Greater than $250	315,284	0.61%	442,702	1.03%
Total time deposits	1,041,445	1.02%	1,512,841	1.22%
Total interest bearing[2]	8,597,724	0.31%	8,341,373	0.37%
Total deposits	$12,733,002	0.21%	$10,815,797	0.29%
1 Based on weighted-average stated interest rates at end of period.
2 The total interest bearing includes brokered deposits of $803.0 million and $621.4 million as of March 31, 2022 and June 30, 2021, respectively, of which $250.0 million and $380.0 million, respectively, are time deposits classified as $250 and under.

The following table sets forth the number of deposit accounts by type as of the date indicated:

	March 31, 2022	June 30, 2021	March 31, 2021
Non-interest bearing, prepaid and other	40,958	36,726	33,442
Checking and savings accounts	344,176	336,068	326,536
Time deposits	9,313	12,815	14,430
Total number of deposit accounts	394,447	385,609	374,408

Borrowings
The following table sets forth the composition of our borrowings and the interest rates at the dates indicated:

	March 31, 2022		June 30, 2021		March 31, 2021
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB Advances	$152,500	2.30%	$353,500	1.18%	$172,500	2.26%
Borrowings, subordinated notes and debentures	381,682	4.54%	221,358	4.68%	365,753	3.23%
Total borrowings	$534,182	3.90%	$574,858	2.53%	$538,253	2.92%

Weighted average cost of borrowings during the quarter	2.44%		2.93%		3.63%
Borrowings as a percent of total assets	3.32%		4.03%		3.63%
At March 31, 2022, total borrowings amounted to $534.2 million, down $40.7 million, or 7.1%, from June 30, 2021 and down $4.1 million or 0.8% from March 31, 2021. Borrowings as a percent of total assets were 3.32%, 4.03% and 3.63% at March 31, 2022, June 30, 2021 and March 31, 2021, respectively. Weighted average cost of borrowings during the quarter were 2.44%, 2.93% and 3.63% for the quarters ended March 31, 2022, June 30, 2021 and March 31, 2021, respectively.

We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise.
Stockholders’ Equity
Stockholders’ equity increased $184.6 million to $1,585.6 million at March 31, 2022 compared to $1,400.9 million at June 30, 2021. The increase was the result of our net income for the nine months ended March 31, 2022 of $182.8 million, stock compensation expense of $6.0 million, partially offset by a $4.1 million decrease in other comprehensive income, net of tax.
During the three and nine months ended March 31, 2022, the Company did not repurchase any common stock shares. The Company has $52.8 million remaining under the Board authorized stock repurchase program.

LIQUIDITY
Cash flow information is as follows:

	For the Nine Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Operating Activities	$65,210	$312,727
Investing Activities	$(1,719,834)	$(1,126,045)
Financing Activities	$1,866,161	$305,754
During the nine months ended March 31, 2022, we had net cash inflows from operating activities of $65.2 million compared to inflows of $312.7 million for the nine months ended March 31, 2021, primarily due to net income for each period. Net operating cash inflows and outflows fluctuate primarily due to the timing of the following: originations of loans held for sale, proceeds from loan sales, securities borrowed and loaned, and customer, broker-dealer and clearing receivables and payables, and changes in other assets and payables were the primary drivers.
Net cash outflows from investing activities totaled $1,719.8 million for the nine months ended March 31, 2022, while outflows totaled $1,126.0 million for the nine months ended March 31, 2021. The increase in outflows was primarily due to increased originations of loans partially offset by increased repayments on loans and the $54.8 million acquisition of AAS.
Net cash inflows from financing activities totaled $1,866.2 million for the nine months ended March 31, 2022, compared to net cash outflows from financing activities of $305.8 million for the nine months ended March 31, 2021. The primary driver behind the increase in net cash inflows was increased deposits provided in part, by the acquisition of AAS and by the net proceeds of $148.1 million of subordinated notes in the nine months ended March 31, 2022.
During the nine months ended March 31, 2022, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At March 31, 2022, the Company had $1,562.2 million available immediately and $2,783.9 million available with additional collateral. At March 31, 2022, we also had two unsecured federal funds purchase lines with two different banks totaling $175.0 million, under which no borrowings were outstanding.
The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At March 31, 2022, the Bank did not have any borrowings outstanding and the amount available from this source was $2,800.6 million. The credit line is collateralized by consumer loans and mortgage-backed securities.
Axos Clearing has a total of $170.0 million in uncommitted secured lines of credit for borrowing as needed. As of March 31, 2022, there was $18.0 million outstanding. These credit facilities bear interest at rates based on the Federal Funds rate and are due upon demand.
Axos Clearing has a $75.0 million committed unsecured line of credit available for limited purpose borrowing. As of March 31, 2022, there was $30.0 million outstanding on this credit facility. This credit facility bears interest at rates based on the Federal Funds rate and are due upon demand.
We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies for the next 12 months and beyond. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.

OFF-BALANCE SHEET COMMITMENTS
At March 31, 2022, we had commitments to originate loans with an aggregate outstanding principal balance of $2,820.3 million, and commitments to sell loans with an aggregate outstanding principal balance of $33.0 million. We have no commitments to purchase loans, investment securities or any other unused lines of credit.
At March 31, 2022 we had a commitment to fund an equity investment measured at fair value of $10 million. At March 31, 2022, no amounts had been funded related to the investment.
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
CAPITAL RESOURCES AND REQUIREMENTS
Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our unaudited condensed consolidated financial statements. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for our Company and Bank. Information presented for March 31, 2022, reflects the Basel III capital requirements that became effective January 1, 2015 for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. At March 31, 2022, our Company and Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since March 31, 2022 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Company and Bank elected the CECL 5-year transition guidance for calculating regulatory capital ratios and the March 31, 2022 ratios include this election. This guidance allows an entity to add back to capital 100% of the capital impact from the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through June 30, 2023. This cumulative amount will then be phased out of regulatory capital over the next three years.

The Company’s and Bank’s estimated capital amounts, capital ratios and capital requirements under Basel III were as follows:

	Axos Financial, Inc.		Axos Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in millions)	March 31, 2022	June 30, 2021	March 31, 2022	June 30, 2021
Regulatory Capital:
Tier 1	$1,459	$1,309	$1,505	$1,263
Common equity tier 1	$1,459	$1,309	$1,505	$1,263
Total capital (to risk-weighted assets)	$1,898	$1,588	$1,611	$1,358

Assets:
Average adjusted	$15,477	$14,851	$14,319	$13,360
Total risk-weighted	$14,267	$11,523	$13,162	$10,283

Regulatory Capital Ratios:
Tier 1 leverage (core) capital to adjusted average assets	9.43%	8.82%	10.51%	9.45%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	10.23%	11.36%	11.43%	12.28%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	10.23%	11.36%	11.43%	12.28%	8.00%	6.00%
Total capital (to risk-weighted assets)	13.30%	13.78%	12.24%	13.21%	10.00%	8.00%
Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At March 31, 2022, our Company and Bank are in compliance with the capital conservation buffer requirement, which sets the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums to 7.0%, 8.5% and 10.5%, respectively.
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
The net capital positions of Axos Clearing were as follows:

(Dollars in thousands)	March 31, 2022	June 30, 2021
Net capital	$39,109	$35,950
Excess Capital	$31,612	$27,904

Net capital as a percentage of aggregate debit items	10.43%	8.94%
Net capital in excess of 5% aggregate debit items	$20,369	$15,836
Axos Clearing as a clearing broker, is subject to SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the benefit of customers. At March 31, 2022, the Company had a deposit requirement of $220.5 million and maintained a deposit of $224.6 million. On April 1, 2022, the company made a deposit of $6.0 million.
Certain broker-dealers have chosen to maintain brokerage customer accounts at Axos Clearing. To allow these broker-dealers to classify their assets held by the Company as allowable assets in their computation of net capital, the Company computes a separate reserve requirement for Proprietary Accounts of Brokers (PAB). At March 31, 2022, the Company had a deposit requirement of $34.3 million and maintained a deposit of $26.4 million. On January 1, 2022, the Company made a deposit in the amount of $8.9 million.

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
Banking Business
The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at March 31, 2022 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	March 31, 2022
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$973,060	$—	$—	$—	$973,060
Securities[1]	219,108	1,465	12,566	19,096	252,235
Stock of the FHLB, at cost	17,250	—	—	—	17,250
Loans—net of allowance for credit loss	8,522,787	1,489,650	3,119,827	67,795	13,200,059
Loans held for sale	30,793	—	—	—	30,793
Total interest-earning assets	9,762,998	1,491,115	3,132,393	86,891	14,473,397
Non-interest earning assets	—	—	—	—	295,239
Total assets	$9,762,998	$1,491,115	$3,132,393	$86,891	$14,768,636
Interest-bearing liabilities:
Interest-bearing deposits	$6,787,066	$1,635,122	$328,359	$—	$8,750,547
Advances from the FHLB	40,000	22,500	30,000	60,000	152,500
Total interest-bearing liabilities	6,827,066	1,657,622	358,359	60,000	8,903,047
Other non-interest-bearing liabilities	—	—	—	—	4,336,869
Stockholders’ equity	—	—	—	—	1,528,720
Total liabilities and equity	$6,827,066	$1,657,622	$358,359	$60,000	$14,768,636
Net interest rate sensitivity gap	$2,935,932	$(166,507)	$2,774,034	$26,891	$5,570,350
Cumulative gap	$2,935,932	$2,769,425	$5,543,459	$5,570,350	$5,570,350
Net interest rate sensitivity gap—as a % of total interest earning assets	20.29%	(1.15)%	19.17%	0.19%	38.49%
Cumulative gap—as % of total interest earning assets	20.29%	19.13%	38.30%	38.49%	38.49%
1    Comprised of agency and non-agency mortgage-backed securities, municipal securities and other non-agency debt securities, which are classified as available-for-sale.
The above table provides an approximation of the projected re-pricing of assets and liabilities at March 31, 2022 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are based on historical experience. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience. Actual repayments of these instruments could vary substantially if future experience differs from our historic experience.
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
The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the future 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity, the Bank assumes no growth in the balance sheet other than for retained earnings:

	As of March 31, 2022
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$659,730	8.7%	$680,228	8.3%
Base	$606,913	—%	$628,221	—%
Down 100 basis points	$591,220	(2.6)%	$598,604	(4.7)%
We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We analyze the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves. For rising interest rate scenarios, the base market interest rate forecast was increased by 100, 200 and 300 basis points. For falling interest rate scenarios, we used a 100 and 200 basis point decrease due to limitations inherent in the current rate environment.
The following table indicates the sensitivity of market value of equity to the interest rate movement described above:

	As of March 31, 2022
(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 300 basis points	$1,707,001	(6.6)%	11.9%
Up 200 basis points	$1,784,651	(2.4)%	12.3%
Up 100 basis points	$1,831,768	0.2%	12.5%
Base	$1,828,358	—%	12.3%
Down 100 basis points	$1,676,314	(8.3)%	11.2%
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth our market repurchases of Axos common stock and the Axos common shares retained in connection with net settlement of restricted stock awards during the quarter ended March 31, 2022.

(Dollars in thousands, except per share data)	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases[1]
Quarter Ended March 31, 2022
January 1, 2022 to January 31, 2022	—	$—	—	$—
February 1, 2022 to February 28, 2022	—	$—	—	$—
March 1, 2022 to March 31, 2022	—	$—	—	$—
For the Three Months Ended March 31, 2022	—	$—	—	$52,764

Stock Retained in Net Settlement[2]
January 1, 2022 to January 31, 2022	3,336
February 1, 2022 to February 28, 2022	1,870
March 1, 2022 to March 31, 2022	71,147
For the Three Months Ended March 31, 2022	76,353
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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
    None.

ITEM 6.EXHIBITS

Exhibit Number	Description	Incorporated By Reference to

4.1	Indenture, dated as of February 24, 2022, between Axos Financial, Inc. and U.S. Bank Trust Company, National Association, as trustee	Exhibit 4.1 to the Current Report on Form 8-K filed on February 24, 2022

4.2	First Supplemental Indenture, dated as of February 24, 2022, between Axos Financial, Inc. and U.S. Bank Trust Company, National Association, as trustee	Exhibit 4.2 to the Current Report on Form 8-K filed on February 24, 2022

4.3	Form of Global Note to represent the 4.00% Fixed-to-Floating Rate Subordinated Notes due 2032 of Axos Financial, Inc. (included in Exhibit 4.2 as Exhibit A)	Exhibit 4.3 to the Current Report on Form 8-K filed on February 24, 2022

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Definition Document	Filed herewith.

104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Axos Financial, Inc.

Dated:	April 28, 2022	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	April 28, 2022	By:	/s/ Derrick K. Walsh
Derrick K. Walsh Executive Vice President and Chief Financial Officer (Principal Financial Officer)