Form 10-K
period 2022-06-30
Axos Financial, Inc.
filed 2022-09-08
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sales price of the common stock on the New York Stock Exchange of $55.91 on December 31, 2021 was $2,687,522,806.
The number of shares of the registrant’s common stock outstanding as of September 6, 2022 was 59,970,728.
__________________________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III.

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
◦Changes in real estate values;
◦Possible defaults on our multifamily residential loans;
◦Mortgage buying activity of Fannie Mae and Freddie Mac;
◦Financial and credit risks associated with commercial and industrial and commercial real estate loans;
◦Seasonal fluctuations in mortgage origination;
◦The adequacy of our allowance for credit losses;
◦Changes in the value of goodwill and other intangible assets;
◦Our risk management processes and procedures effectiveness;
◦Higher FDIC assessments could negatively impact profitability;
◦Our broker-dealer business and entry into the investment advisory business;
◦Our Digital Assets subsidiary;
◦Our ability to access the equity capital markets;
◦Access to adequate funding;
◦Our ability to manage our growth and deploy assets profitably;
◦Competition for customers from other banks and financial services companies;
◦Our ability to maintain and enhance our brand;
◦Reputational risk associated with any negative publicity;
◦Failure or circumvention of our controls and procedures;
◦Extreme weather conditions, a natural disaster, especially in California, rising sea levels, acts of war or terrorism, civil unrest, public health issues, or other adverse external events;
◦Increased regulation related to Environmental, Social and Governance factors
◦Our ability to retain the services of key personnel and attract, hire and retain other skilled managers;
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
◦Our reliance on technology innovation;
◦The market price of our common stock may be volatile;
◦Our charter documents and state law may delay or prevent a change of control or changes in our management;
◦Changes to our size and structure;
◦Our ability to acquire and integrate acquired companies; and
◦The outcome or impact of current or future litigation involving the Company;
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

PART I

ITEM 1. BUSINESS
Overview
Axos Financial, Inc. is a financial holding company, a diversified financial services company with over $17.4 billion in assets that provides banking and securities products and services to its customers through its online and low-cost distribution channels and affinity partners. Axos Bank has deposit and loan customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and selected specialty finance receivables. The Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. Our securities products and services are offered through Axos Clearing LLC (“Axos Clearing”), and the entities Axos Invest, Inc. and Axos Invest LLC (together, “Axos Invest”), which generate interest and fee income by providing comprehensive securities clearing services to introducing broker-dealers and registered investment advisor correspondents and digital investment advisory services to retail investors, respectively. On August 2, 2021, Axos Clearing closed its acquisition of E*TRADE Advisor Services, a registered investment advisor custody business and renamed it Axos Advisor Services (“AAS”). The addition of AAS provides new sources of fee income and services that complement the Securities Business products, a proprietary, turnkey technology platform to attract new registered investment advisor custody business, and generate low-cost core deposits. Axos Clearing is a clearing broker-dealer registered with the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”). Axos Invest is a Registered Investment Advisor under the Investment Advisers Act of 1940, that is registered with the SEC. Axos Invest, Inc. is an introducing broker-dealer that is registered with the SEC and FINRA. Axos Financial, Inc.’s common stock is listed on the New York Stock Exchange and is a component of the Russell 2000® Index, the S&P SmallCap 600® Index, the KBW Nasdaq Financial Technology Index, and the Travillian Tech-Forward Bank Index.
On June 30, 2022, Axos had total assets of $17.4 billion, loans of $14.1 billion, investment securities of $0.3 billion, total deposits of $13.9 billion and borrowings of $0.6 billion. Because we do not incur the significantly higher fixed operating costs inherent in a branch-based distribution system, the Bank is able to rapidly grow our deposits and assets by providing a better value to our customers and by expanding our low-cost distribution channels.
Our business strategy is to grow our loan originations and our deposits to achieve increased economies of scale and reduce the cost of products and services to our customers by leveraging our distribution channels and technology. We have designed our online banking platform and our workflow processes to handle traditional banking functions with elimination of paperwork and human intervention. Our Bank’s charter allows us to conduct banking operations in all fifty states, and our online presence allows us increased flexibility to target a large number of loan and deposit customers based on demographics, geography and service needs. Our low-cost distribution channels provide opportunities to increase our core deposits and increase our loan originations by attracting new customers and developing new and innovative products and services. Our securities clearing and custody and digital investment management platforms provide a comprehensive set of technology, clearing, cash management and lending services targeted at independent registered investment advisors and introducing broker-dealers, principals and clients of advisory firms and individuals not affiliated with an investment advisor. We are integrating our clearing and wealth management platforms with our banking platform to create an easy-to-use platform for customers’ banking and investing needs. Additionally, our securities clearing and custody businesses generates additional low-cost deposits, which serve as a source of funding for our Bank.
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
The Banking Business has a broad range of banking services including online banking, concierge banking, and mortgage, vehicle and unsecured lending through online and telephonic distribution channels to serve the needs of consumers and small businesses nationally. In addition, the Banking Business focuses on providing deposit products nationwide to industry verticals (e.g., Title and Escrow), cash management products to a variety of businesses, and commercial & industrial and commercial real estate lending to clients. The Banking Business includes a bankruptcy trustee and fiduciary service that provides specialized software and consulting services to Chapter 7 bankruptcy and non-Chapter 7 trustees and fiduciaries.
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
The operating segments and segment results of the Company are determined based upon the management reporting system, which assigns balance sheet and income statement items to each of the business segments and by which segment results are evaluated by the Chief Executive Officer in deciding how to allocate resources and in assessing performance. The process is designed around the organizational and management structure and, accordingly, the results derived are not necessarily comparable with similar information published by other financial institutions or in accordance with generally accepted accounting principles.
The Company evaluates performance and allocates resources based on pre-tax profit or loss from operations. There are no material inter-segment sales or transfers. Certain corporate administration costs and income taxes have not been allocated to the reportable segments. Therefore, in order to reconcile the two segments to the consolidated totals, we include parent-only activities and intercompany eliminations.
BANKING BUSINESS
We distribute our deposit products through a wide range of retail distribution channels, and our deposits consist of demand, savings and time deposits accounts. We distribute our loan products through our retail, correspondent and wholesale channels, and the loans we retain are primarily first mortgages secured by single family real property and by multifamily real property as well as commercial & industrial loans to businesses. Our securities consist of mortgage pass-through securities issued by government-sponsored entities, non-agency collateralized mortgage obligations, municipal securities and whole business securities. We believe our flexibility to adjust our asset generation channels has been a competitive advantage allowing us to avoid markets and products where credit fundamentals are poor or rewards are not sufficient to support our required return on equity.
Our distribution channels for our bank deposit and lending products include:
•A national online banking brand with tailored products targeted to specific consumer segments;
•Affinity groups where we gain access to the affinity group’s members, and our exclusive relationships with financial advisory firms;
•A commercial banking division focused on providing deposit products and loans to specific nationwide industry verticals (e.g., Homeowners’ Associations) and small and medium size businesses;
•Commission-based lending sales force that operates from home, San Diego, and Salt Lake City and originates single and multifamily mortgage loans and commercial and industrial loans and leases to qualified businesses;
•A bankruptcy and non-bankruptcy trustee and fiduciary services team that operates from our Kansas City office focused on specialized software and consulting services that provide deposits; and
•Inside sales teams that originate loans and deposits from self-generated leads, third-party purchase leads, and from our retention and cross-sell of our existing customer base from both our Banking business and Securities business.

Banking Business - Asset Origination and Fee Income Businesses
 The Bank has built diverse loan origination and fee income businesses that generate targeted financial returns through our digital distribution channels. We believe the diversity of our businesses and our direct and indirect distribution channels provide us with increased flexibility to manage through changing market and operating environments.
Single Family - Mortgage & Warehouse
We generate earning assets and fee income from our mortgage lending activities, which consist of originating and servicing mortgages secured primarily by first liens on single family residential properties for consumers and providing warehouse lines of credit for third-party mortgage companies. We divide our single-family mortgage originations between loans we retain and loans we sell. Our mortgage banking business generates fee income and gains from sales of those consumer single family mortgage loans we sell. Our loan portfolio generates interest income and fees from loans we retain. We also provide home equity loans for consumers secured by second liens on single family mortgages.
We originate fixed and adjustable-rate prime residential mortgage loans using a paperless loan origination system and centralized underwriting and closing process. Many of our loans have initial fixed rate periods (five, seven or ten years) before starting a regular adjustment period (annually, semi-annually or monthly) as well as, interest rate floors, ceilings and rate change caps. We warehouse our mortgage banking loans and sell to investors conventional, government and non-agency loans. Our mortgage servicing business includes collecting loan payments, applying principal and interest payments to the loan balance, managing escrow funds for the payment of mortgage-related expenses, such as taxes and insurance, responding to customer inquiries, counseling delinquent mortgagors and supervising foreclosures.
We originate single family mortgage loans for consumers through multiple channels on a retail, wholesale and correspondent basis.
•Retail. We originate single family mortgage loans direct to consumers through our relationships with large affinity groups, leads from referral partners, portfolio retention, cross-selling and acquiring leads from third parties.
•Wholesale. We have relationships with licensed mortgage brokers from which the Bank manages wholesale loan pipelines through our originations systems and websites. Through our secure website, our approved brokers can compare programs, terms and pricing on a real time basis and communicate with our staff.
•Correspondent. We acquire closed loans from third-party mortgage companies that originate single family loans in accordance with our portfolio specifications or the specifications of our investors. We may purchase pools of seasoned, single-family loans originated by others during economic cycles when those loans have more attractive risk-adjusted returns than those we may originate.
We originate lender-finance loans to businesses secured by first liens on single family mortgage loans from cross selling, retail direct and through third parties. Our warehouse customers are primarily generated through cross selling to our network of third-party mortgage companies.
Multifamily and Commercial Mortgage
We originate adjustable-rate multifamily residential mortgage loans and project-based multifamily real-estate-secured loans with interest rates that adjust based on the American Interbank Offered Rate (“Ameribor”) or the Secured Overnight Financing Rate (“SOFR”). We hold existing adjustable-rate multifamily residential mortgage loans and project-based multifamily real-estate-secured loans with interest rates that adjust based on U.S. Treasury security yields and London Interbank Offered Rate (“LIBOR”). Many of our loans have initial fixed rate periods (three, five or seven years) before starting a regular adjustment period (annually, semi-annually or monthly) as well as prepayment protection clauses, interest rate floors and rate change caps.
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

Commercial Real Estate Secured
We originate loans across the U.S. secured by real estate properties under a variety of structures that we classify as commercial real estate (“CRE”). A few examples are as follows: Commercial Bridge to Sale, Commercial Bridge to Construction, Commercial Bridge to Refinance and Acquisition, Development, Construction, and Lender Finance. CRE Loans are originated by our sales force dedicated to commercial lending by contacting borrowers directly or by working with third-party partners or brokers to businesses secured by first liens on single family, multifamily, condominium, office, retail, mixed-use, hospitality, undeveloped or to-be-redeveloped land or small business loans. Repayment of CRE loans generally depends on the successful completion of the real estate transition project and permanent take-out or sale of the underlying assets on the line. We attempt to mitigate risk by adhering to underwriting policies in evaluating the collateral and the creditworthiness of borrowers and guarantors.
Commercial & Industrial - Non-Real Estate (Non-RE)
Comprising the majority of this portfolio are commercial and industrial non-real estate, asset-backed loans, lines of credit and term loans made to commercial borrowers secured by commercial assets, including, but not limited to, receivables, inventory and equipment. We typically reduce exposure in these loans by entering into a structured facility, under which we take a senior lien position collateralized by the underlying assets at advance rates well inside the collateral value. Commercial and industrial leases comprise the remainder of this portfolio and are primarily made based on the operating cash flows of the borrower or conversion of working capital assets to cash and secondarily on the underlying collateral provided by the borrower. We provide leases to small businesses and middle market companies that use the funds to purchase machinery, equipment and software essential to their operations. The lease terms are generally between two and ten years and amortize primarily to full repayment, or in some cases, to a de minimis residual balance. The leases are offered nationwide to companies in targeted industries through a direct sales force and through independent third party sales referrals. Although commercial and industrial loans and leases are often collateralized directly or indirectly by equipment, inventory, accounts or loans receivable or other business assets, the liquidation of collateral in the event of a borrower default may be an insufficient source of repayment because accounts or loans receivable may be uncollectible and inventories and equipment may be obsolete or of limited use. We attempt to mitigate these risks through the structuring of these lending products, adhering to underwriting policies in evaluating the management of the business and the credit-worthiness of borrowers and guarantors.
Automobile Lending
Our automobile lending division originates prime and subprime loans to customers secured by new and used automobiles (“autos”). Our subprime loans are insured via a default risk mitigation product in which we recoup a large percentage of the deficiency balance on charged off loans. We distribute our auto loan products through direct and indirect channels, hold all of the auto loans that we originate and perform the loan servicing functions for these loans. Our loans carry a fixed interest rate for periods ranging from three to eight years and generate interest income and fees.

Consumer Lending
We originate fixed rate unsecured loans to individual borrowers in all fifty states. We offer loans between $5,000 and $50,000 with terms of thirty-six, forty-eight, sixty and seventy-two months to well qualified borrowers. The minimum credit score since 2018 is 700. All applicants apply digitally and we validate income, identity and funding bank account. One hundred percent of loans are manually underwritten by a seasoned underwriter with a telephone interview conducted in respect of every approved loan prior to funding. We source our unsecured loans through existing bank customers, lead aggregators and additional marketing efforts.
Other
We also originate other loans, which include structure settlements, Small Business Administration (“SBA”) loans, and securities-backed loans. Structured settlements are originated through the wholesale and retail purchase of state lottery prize and structured settlement annuities. These annuities are high credit quality deferred payment receivables having a state lottery commission or primarily highly rated insurance company payor. Purchases of state lottery prize or structured settlement annuities are governed by specific state statutes requiring judicial approval of each transaction. Federal Paycheck Protection Program (“PPP”) loans made by the Bank under the Federal Coronavirus Aid, Relief and Economic Security Act (“CARES”) Act are guaranteed by the Small Business Administration (“SBA”) and, if the loan funds are used by the borrower for specific purposes as provided under the PPP, may be fully or partially forgiven by the SBA at which time, the Bank will receive funds related to the PPP loan forgiveness directly from the SBA. The Bank also provides securities-backed lines of credit (sbloc) to borrowers collateralized by marketable securities at advance rates generally less than 50% of current fair market value.
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
Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio in amounts and percentages by type of loan at the end of each fiscal year-end for the last three years:

	At June 30,
	2022		2021		2020
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Single Family - Mortgage & Warehouse	$3,988,462	28.0%	$4,359,472	37.8%	$4,722,304	44.2%
Multifamily and Commercial Mortgage	2,877,680	20.2%	2,470,454	21.4%	2,263,054	21.1%
Commercial Real Estate	4,781,044	33.5%	3,180,453	27.5%	2,297,920	21.5%
Commercial & Industrial - Non-RE	2,028,128	14.2%	1,123,869	9.7%	885,320	8.3%
Auto & Consumer	567,228	4.0%	362,180	3.1%	341,365	3.1%
Other	11,134	0.1%	58,316	0.5%	193,479	1.8%
Total loans held for investment	$14,253,676	100.0%	$11,554,744	100.0%	$10,703,442	100.0%
Allowance for credit losses	(148,617)		(132,958)		(75,807)
Unamortized premiums/discounts, net of deferred loan fees	(13,998)		(6,972)		3,714
Net loans held for investment	$14,091,061		$11,414,814		$10,631,349
The following table sets forth the amount of loans maturing in our total loans held for investment based on the contractual terms to maturity:

	Term to Contractual Maturity
(Dollars in thousands)	Less Than Three Months	Over Three Months Through One Year	Over One Year Through Five Years	Over 5 Years Through 15 Years	Over 15 Years	Total
June 30, 2022	$553,013	$1,587,126	$5,135,709	$1,765,334	$5,212,494	$14,253,676

The following table sets forth the amount of our loans at June 30, 2022 that are due after June 30, 2023 and indicates whether they have fixed, floating or adjustable interest rates:

(Dollars in thousands)	Fixed	Floating or Adjustable[1]	Total
Single Family - Mortgage & Warehouse	$133,825	$3,561,884	$3,695,709
Multifamily and Commercial Mortgage	52,421	2,793,940	2,846,361
Commercial Real Estate	209,084	2,955,961	3,165,045
Commercial & Industrial - Non-RE	286,349	1,546,297	1,832,646
Auto & Consumer	563,993	—	563,993
Other	9,783	—	9,783
Total	$1,255,455	$10,858,082	$12,113,537
1 Included in this category are hybrid mortgages (e.g., 5/1 adjustable rate mortgages) that carry a fixed rate for an introductory term before transitioning to an adjustable rate.
Our mortgage loans are secured by properties primarily located in the western United States. The following table shows the largest states and regions ranked by location of these properties:

	At June 30, 2022
	Percentage of Loan Principal Secured by Real Estate Located in State or Region
State or Region	Total Real Estate Mortgage Loans	Single Family Mortgage	Multifamily real estate secured	Commercial Real Estate
California—south[1]	35.2%	55.2%	54.5%	8.0%
California—north[2]	10.2%	15.4%	13.8%	3.9%
New York	26.0%	13.0%	18.8%	40.5%
Florida	5.4%	5.0%	5.1%	6.0%
New Jersey	3.2%	0.8%	0.1%	7.0%
Texas	2.0%	0.6%	0.6%	3.9%
District of Columbia	1.8%	0.3%	0.1%	4.0%
Georgia	1.7%	0.3%	0.1%	3.9%
Massachusetts	1.1%	0.7%	—%	2.0%
Virginia	1.1%	0.2%	—%	2.4%
All other states	12.3%	8.5%	6.9%	18.4%
	100.0%	100.0%	100.0%	100.0%
1 Consists of mortgage loans secured by real property in California with ZIP Code ranges from 90000 to 92999.
2 Consists of mortgage loans secured by real property in California with ZIP Code ranges from 93000 to 96999.
The ratio of the loan amount to the value of the property securing the loan is called the loan-to-value ratio (“LTV”). The following table shows the LTVs of our loan portfolio on weighted-average and median bases at June 30, 2022. The LTVs were calculated by dividing (a) the loan principal balance less principal repayments by (b) the appraisal value of the property securing the loan.

	Total Real Estate Mortgage Loans	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate
Weighted Average LTV	56%	57%	53%	58%
Median LTV	54%	56%	50%	26%
1 Amounts represent combined LTV calculated by adding the current balances of both the first and second liens of the borrower and dividing that sum by an independent estimated value of the property at the time of origination.
Our effective weighted-average LTV of 56.75% for real estate mortgage loans originated during the fiscal year ended June 30, 2022 has resulted, and we believe will continue to result, in relatively low average loan defaults and favorable write-off experience.

Loan Underwriting Process and Criteria. The Bank individually underwrites loans originated and purchased. For our brand partnership lending products, we construct or validate loan origination models to meet our minimum standards. Our loan underwriting policies and procedures are written and adopted by our Bank’s Board of Directors and our Bank’s Credit Committee. Credit extensions generated by the Bank conform to the intent and technical requirements of our lending policies and the applicable lending regulations of our federal regulators.
In the underwriting process we consider all relevant factors including the borrower’s credit score, credit history, documented income, existing and new debt obligations, the value of the collateral, and other internal and external factors. For all multifamily and commercial real estate loans, we rely primarily on the cash flow from the underlying property as the expected source of repayment; often the Bank obtains personal guarantees from all material owners or partners of the borrower. In evaluating multifamily or commercial real estate credit, we consider all relevant factors including the outside financial assets of the material owners or partners, payment history at the Bank or other financial institutions, and the management / ownership experience with similar properties or businesses. In evaluating the borrower’s qualifications, we consider primarily the borrower’s other financial resources, experience in owning or managing similar properties and payment history with us or other financial institutions. In evaluating the underlying property, we consider the recurring net operating income of the property before debt service and depreciation, the ratio of net operating income to debt service and the ratio of the loan amount to the appraised value.
Lending Limits. As a savings association, we are generally subject to the same lending limit rules applicable to national banks. With limited exceptions, the maximum amount that we may lend to any borrower, including related entities of the borrower, at any one time may not exceed 15% of our unimpaired capital and surplus, plus, provided certain conditions are met, an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. See “Regulation of Banking Business - Loan-to-One Borrower Limitations” for further information. At June 30, 2022, the Bank’s loans-to-one-borrower limit was $258.8 million, based upon the 15% of unimpaired capital and surplus measurement. At June 30, 2022, our largest outstanding loan balance was $190.0 million.
Loan Quality and Credit Risk. Historically, our level of non-performing mortgage loans as a percentage of our loan portfolio has been relatively low compared to the overall residential lending market. In 2020 and 2021, the global pandemic caused an increase in non-performing mortgage loans industry-wide. Our non-performing mortgage loans have since began trending toward a relatively low level. Additionally, we have increased our efforts to make loans to businesses through lending programs that are not as seasoned as our mortgage lending. Therefore, we anticipate that our rate of non-performing loans and leases may increase in the future, and we have provided an allowance for credit losses.
Non-performing assets are loans and leases which are often on non-accrual status as they are more than 90 days past due; however, there are other conditions which may cause these assets to be non-performing, such as the underlying collateral being acquired by foreclosure or deed-in-lieu. Troubled debt restructurings (“TDRs”) are defined as loans which have been modified to below market terms either by granting interest rate concessions or by deferring principal or interest payments due to financial difficulty of the customer. Our policy with respect to non-performing assets is to place such assets on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan or lease is placed on nonaccrual status, previously accrued but unpaid interest will be deducted from interest income. Our general policy is to not accrue interest on loans and leases past due 90 days or more, unless the individual borrower circumstances dictate otherwise.
See Management’s Discussion and Analysis — “Asset Quality and Allowance for credit Losses” for a history of non-performing assets and allowance for credit losses.
Investment Securities Portfolio. Axos classifies each investment security according to our intent to hold the security to maturity, trade the security at fair value or make the security available-for-sale. We invest available funds in government and high-grade non-agency securities. Our investment policy, as established by our Board of Directors, is designed to maintain liquidity and generate a favorable return on investment without incurring undue interest rate risk, credit risk or portfolio asset concentration risk. Under our investment policy, the Bank is authorized to invest in agency mortgage-backed obligations issued or fully guaranteed by the United States government, non-agency asset-backed obligations, specific federal agency obligations, municipal obligations, specific time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, investment grade corporate debt securities and other specified investments. We also buy and sell securities to facilitate liquidity and to help manage our interest rate risk.

The following table sets forth the dollar amount of our securities portfolio by intent at the end of each of the last three fiscal years:

	Available-for-Sale	Held-to-maturity	Trading
(Dollars in thousands)	Fair Value	Carrying Amount	Fair Value	Total
Fiscal year end
June 30, 2022	$262,518	$—	$1,758	$264,276
June 30, 2021	187,335	—	1,983	189,318
June 30, 2020	187,627	—	105	187,732
The following table sets forth the expected maturity distribution of our mortgage-backed securities and the contractual maturity distribution of our Non-RMBS securities and the weighted-average yield for each range of maturities:

	At June 30, 2022
	Total Amount		Due Within One Year		Due After One but within Five Years		Due After Five but within Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]
Available-for-sale
Mortgage-backed securities:
Agency[2]	$27,722	1.40%	$4,794	1.65%	$13,035	1.55%	$7,149	1.38%	$2,744	0.35%
Non-Agency[3]	187,616	5.61%	27,386	8.08%	158,382	5.13%	1,402	10.56%	446	7.17%
Total Mortgage-Backed Securities	$215,338	5.07%	$32,180	7.12%	$171,417	4.86%	$8,551	2.89%	$3,190	1.30%
Non-RMBS
Municipal	3,529	3.57%	—	—%	—	—%	—	—%	3,529	3.57%
Asset-backed securities and structured notes	47,000	8.24%	12,260	8.24%	34,740	8.24%	—	—%	—	—%
Total Non-RMBS	$50,529	7.91%	$12,260	8.24%	$34,740	8.24%	$—	—%	$3,529	3.57%
Available-for-sale—Amortized Cost	$265,867	5.61%	$44,440	7.43%	$206,157	5.43%	$8,551	2.89%	$6,719	2.49%
Available-for-sale—Fair Value	$262,518	5.62%	$44,713	7.43%	$203,674	5.43%	$7,987	2.89%	$6,144	2.49%
Total available-for-sale securities	$262,518	5.62%	$44,713	7.43%	$203,674	5.43%	$7,987	2.89%	$6,144	2.49%
1 Weighted-average yield is based on amortized cost of the securities. Residential mortgage-backed security yields and maturities include impact of expected prepayments and other timing factors such as interest rate forward curve.
2 Includes securities guaranteed by Ginnie Mae, a U.S. government agency, and the government sponsored enterprises Fannie Mae and Freddie Mac.
3 Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mo prime, Alt-A or pay-option ARM mortgages.
Our available-for-sale securities portfolio of $262.5 million at June 30, 2022 is composed of approximately 9.6% agency residential mortgage-backed securities (“RMBS”) and other debt securities issued by the government-sponsored enterprises primarily, Fannie Mae and Freddie Mac (each, a “GSE” and, together, the “GSEs”); 49.8% Alt-A, private-issue super senior, first-lien RMBS; 2.6% Pay-Option ARM, private-issue super senior first-lien RMBS; 18.8% commercial mortgage-backed securities (“CMBS”); 1.2% Municipal securities and 18.0% whole business securities. We had no asset-backed, sub-prime RMBS or bank pooled trust preferred securities at June 30, 2022.
We manage the credit risk of our non-agency securities by purchasing those securities which we believe have the most favorable blend of historic credit performance and remaining credit enhancements including subordination, over collateralization, excess spread and purchase discounts. Substantially all of our non-agency securities are senior tranches protected against realized loss by subordinated tranches. The amount of structural subordination available to protect each of our securities (expressed as a percentage of the current face value) is known as credit enhancement. At June 30, 2022, the weighted-average credit enhancement in our entire non-agency MBS portfolio was 19.7%. We have experienced personnel monitor the performance and measure the security for impairment in accordance with regulatory guidance. See Management’s Discussion and Analysis—“Critical Accounting Policies—Securities.”

Bank-owned life insurance. The following table summarizes the activity in the Company’s bank-owned life insurance (“BOLI”) as of the dates indicated:

(Dollars in thousands)	BOLI Values
Balance as of June 30, 2019	$6,969
Death benefits	(763)
Change in Contract Value	174
Balance as of June 30, 2020	6,380
Additions	50,000
Change in Contract Value	175
Balance as of June 30, 2021	56,555
Additions	100,000
Change in Contract Value	4,220
Balance as of June 30, 2022	$160,775
Bank-owned life insurance is included in the ‘Other assets’ line in the Consolidated Balance Sheets.
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
At June 30, 2022, we had $13.9 billion in deposits of which $12.9 billion, or 92.4% were demand and savings accounts, and $1.1 billion, or 7.6% were time deposits. We generate deposit customer relationships through our distribution channels including websites, sales teams, online advertising, print and digital advertising, financial advisory firms, affinity partnerships and lending businesses which generate escrow deposits and other operating funds. Our distribution channels include:
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
◦     Payables: ACH Origination, Wire Transfer, Commercial Check Printing, Business Bill Pay and Account Transfer;
◦     Receivables: Remote Deposit Capture, Mobile Deposit, Lockbox, Merchant Services, Online Payment Portal;
◦     Information Reporting and Reconciliation: Prior Day and Current Day Summary and Detail Reporting;
◦     Security and Fraud Prevention: Direct Link Security, Check Positive Pay, ACH Blocks and Filters; and
◦     API Capabilities: A growing suite of API-enabled capabilities provides an additional channel for clients to perform their banking activities.
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
Our online consumer banking platform is full-featured with quick and secure access to activity, statements and other features including:
•Purchase Rewards. Customers can earn cash back by using their VISA® Debit Card at select merchants;
•Mobile Banking. Customers can access with Touch ID on eligible devices, review account balances, transfer funds, deposit checks and pay bills from the convenience of their mobile phone;
•Mobile Deposit. Customers can instantly deposit checks from their smart phones using our Mobile App;
•Online Bill Payment Service. Customers can automatically pay their bills online from their account;
•Peer to Peer Payments. Customers can securely send money via email or text messaging through this service;
•My Deposit. Customers can scan checks with this remote deposit solution from their home computers. Scanned images will be electronically transmitted for deposit directly to their account;
•Text Message Banking. Customers can view their account balances, transaction history, and transfer funds between their accounts via these text message commands from their mobile phones;
•Unlimited ATM Reimbursements. With certain checking accounts, customers are reimbursed for any fees incurred using an ATM (excludes international ATM transactions). This provides customers with access to any ATM in the nation, for free;
•Secure Email and Chatbot. Customers can use our chatbot and send or receive secure emails from our customer service department without concern for the security of their information;
•InterBank Transfer. Customers can transfer money to their accounts at other financial institutions from their online banking platform;
•VISA® Debit Cards or ATM Cards. Customers may choose to receive either a free VISA® Debit or an ATM card upon account opening. Customers can access their accounts worldwide at ATMs and any other locations that accept VISA® Debit cards;
•Overdraft Protection. Eligible customers can enroll in one of our overdraft protection programs;
•Digital Wallets. Our Apple Pay™, Samsung Pay™ and Android Pay™ solutions provide the same ease to pay as a debit card with an eligible device. The mobile experience is easy and seamless; and
•Cash Deposit Through Reload @ the Register. Customers can visit any Walmart, Safeway, ACE Cash Express, CVS Pharmacy, Dollar General, Dollar Tree, Family Dollar, Kroger, Rite Aid, 7-Eleven and Walgreens, and ask to load cash into their account at the register. A fee is applied.
Our consumer and business deposit balances consisted of 53.7% and 46.3% of total deposits at June 30, 2022, respectively. Our business deposit accounts feature a full suite of treasury and cash management products for our business customers including online and mobile banking, remote deposit capture, analyzed business checking and money market accounts. We service our business customers by providing them with a dedicated relationship manager and an experienced business banking operations team.
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

The number of deposit accounts at the end of each of the last three fiscal years is set forth below:

	At June 30,
	2022	2021	2020
Non-interest-bearing, prepaid and other	42,372	36,726	27,108
Checking and savings accounts	344,593	336,068	310,463
Time deposits	8,734	12,815	18,450
Total number of deposit accounts	395,699	385,609	356,021
Deposit Composition. The following table sets forth the dollar amount of deposits by type and weighted average interest rates at the end of each of the last three fiscal years:

	At June 30,
	2022		2021		2020
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]
Non-interest-bearing	$5,033,970	—	$2,474,424	—	$1,936,661	—
Interest-bearing:
Demand	3,611,889	0.61%	3,369,845	0.15%	3,456,127	0.37%
Savings	4,245,555	0.95%	3,458,687	0.21%	3,697,188	0.78%
Total demand and savings	7,857,444	0.79%	$6,828,532	0.18%	$7,153,315	0.58%
Time deposits	1,055,008	1.25%	1,512,841	1.22%	2,246,718	1.91%
Total interest-bearing[2]	$8,912,452	0.85%	$8,341,373	0.37%	$9,400,033	0.90%
Total deposits	$13,946,422	0.54%	$10,815,797	0.29%	$11,336,694	0.75%
1 Based on weighted-average stated interest rates at the end of the period.
2 The total interest-bearing includes brokered deposits of $1,032.7 million as of June 30, 2022, of which $250.0 million are time deposits classified as $250 and under.
The following tables set forth the average balance, the interest expense and the average rate paid on each type of deposit at the end of each of the last three fiscal years:

	For the Fiscal Year Ended June 30,
	2022			2021			2020
(Dollars in thousands)	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid
Demand	$3,873,382	$12,429	0.32%	$3,817,516	$14,444	0.38%	$2,191,103	$31,882	1.46%
Savings	2,899,939	7,624	0.26%	3,387,182	14,587	0.43%	2,653,597	35,001	1.32%
Time deposits	1,226,774	13,567	1.11%	1,825,795	31,498	1.73%	2,482,151	60,033	2.42%
Total interest-bearing deposits	$8,000,095	$33,620	0.42%	$9,030,493	$60,529	0.67%	$7,326,851	$126,916	1.73%
Total deposits	$11,927,290	$33,620	0.28%	$11,212,502	$60,529	0.54%	$9,316,856	$126,916	1.36%
Total deposits that exceeded the FDIC insurance limit of $250 thousand at June 30, 2022 were $2.3 billion. The maturities of certificates of deposit that exceeded the FDIC insurance limit of $250 thousand at June 30, 2022 are as follows:

(Dollars in thousands)	June 30, 2022
3 months or less	$5,840
3 months to 6 months	2,821
6 months to 12 months	7,057
Over 12 months	13,838
Total	$29,556

The following table shows the maturity dates of our certificates of deposit at the end of each of the last three fiscal years:

	At June 30,
(Dollars in thousands)	2022	2021	2020
Within 12 months	$742,804	$1,021,465	$1,079,674
13 to 24 months	155,376	214,232	540,669
25 to 36 months	141,841	125,943	180,590
37 to 48 months	9,037	138,485	132,629
49 months and thereafter	5,950	12,716	313,156
Total	$1,055,008	$1,512,841	$2,246,718
The following table shows maturities of our time deposits having principal amounts of $100 thousand or more at the end of each of the last three fiscal years:

	Term to Maturity
(Dollars in thousands)	Within Three Months	Over Three Months to Six Months	Over Six Months to One Year	Over One Year	Total
Fiscal year end
June 30, 2022	$313,508	$151,315	$98,476	$121,411	$684,710
June 30, 2021	469,404	163,710	140,740	175,566	949,420
June 30, 2020	487,188	94,647	321,409	469,283	1,372,527
SECURITIES BUSINESS
Our Securities Business consists of two sets of products and services, securities services provided to third-party securities firms and investment management provided to consumers.
Securities services. We offer fully disclosed clearing services through Axos Clearing to FINRA and SEC registered member firms for trade execution and clearance as well as back office services such as record keeping, trade reporting, accounting, general back-office support, securities and margin lending, reorganization assistance, and custody of securities. At June 30, 2022, we provided services to 275 financial organizations, including correspondent broker-dealers and registered investment advisors.
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
We provide a proprietary, turnkey technology platform for custody services to our registered investment advisor customers. This platform provides fee income and services that complement our securities business products, while also generating low cost core deposits.
We assist our brokerage customers in managing their cash balances and earn a fee through an insured bank deposit cash sweep program.
Through our retail securities business, Axos Invest, we provide our customers with the option of having both self-directed and digital advice services through a comprehensive and flexible technology platform. We have integrated both the digital advice platform and self-directed trading platforms into our universal digital banking platform, creating a seamless user experience and a holistic personal financial management ecosystem. Our digital advice business generates fee income from customers paying an annual fee for advisory services and deposits from cash balances. Our self-directed trading program generates income from traditional transaction charges and fees from customer memberships.

BORROWINGS
In addition to deposits, we have historically funded our asset growth through advances from the Federal Home Loan Bank of San Francisco (“FHLB”). Our bank can borrow up to 40% of its total assets from the FHLB, and borrowings are collateralized by mortgage loans and mortgage-backed securities pledged to the FHLB. At June 30, 2022, the Company had $117.5 million advances outstanding with an additional $2.0 billion available immediately and an additional $3.9 billion available with additional collateral, for advances from the FHLB for terms up to ten years.
The Bank has federal funds lines of credit with two major banks totaling $175.0 million. At June 30, 2022, the Bank had no outstanding balance on either line.
The Bank can also borrow from the Federal Reserve Bank of San Francisco (“FRBSF”), and borrowings may be collateralized by commercial, consumer and mortgage loans as well as securities pledged to the FRBSF. Based on loans and securities pledged at June 30, 2022, we had a total borrowing capacity of approximately $2.8 billion, none of which was outstanding. The Bank has additional unencumbered collateral that could be pledged to the FRBSF Discount Window to increase borrowing liquidity. Additionally, the Bank can borrow through the Paycheck Protection Program Liquidity Facility (“PPPLF”). The Bank has zero advances outstanding from the Federal Reserve Bank through the Paycheck Protection Program Liquidity Facility, and no Small Business Administration Paycheck Protection Program Loans pledged as of June 30, 2022.
Axos Clearing has $150.0 million uncommitted secured lines of credit available for borrowing. As of June 30, 2022, there was $58.4 million outstanding. These credit facilities bear interest at rates based on the Federal Funds rate and borrowings are due upon demand. The weighted average interest rate on the borrowings at June 30, 2022 was 2.99%.
Axos Clearing has a $175.0 million committed unsecured line of credit available, which includes $100.0 million from Axos Financial, Inc., available for limited purpose borrowing. As of June 30, 2022, there was $53.1 million outstanding after elimination of intercompany balances. This credit facility bears interest at rates based on the Federal Funds rate and borrowings are due upon demand. The unsecured line of credit requires Axos Clearing operate in accordance with specific covenants surrounding capital and debt ratios. Axos Clearing was in compliance with all covenants as of June 30, 2022.
In December 2004, we completed a transaction that resulted in $5.2 million of junior subordinated debentures for our company with a stated maturity date of February 23, 2035. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4%, for a rate of 3.90% as of June 30, 2022, with interest paid quarterly.
In March 2016, we completed the sale of $51.0 million aggregate principal amount of our 6.25% Subordinated Notes due February 28, 2026 (the “Notes 2026”). We received $51.0 million in gross proceeds as a part of this transaction, before the 3.15% underwriting discount and other offering expenses. The Notes 2026 accrue interest at a rate of 6.25% per annum, with interest payable quarterly. In March 2021, the Company completed the redemption of $51.0 million aggregate principal amount of its Notes 2026. The Notes 2026 were redeemed for cash by the Company at 100% of their principal amount, plus accrued and unpaid interest, in accordance with the terms of the indenture governing the Notes 2026. Remaining unamortized deferred financing costs associated with such notes were expensed and included under Interest Expense - Other Borrowings in the Consolidated Statements of Income.
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
In September 2020, the Company completed the sale of $175.0 million aggregate principal amount of its 4.88% Fixed-to-Floating Rate Subordinated Notes due October 1, 2030 (the “Notes 2030”). The Notes 2030 mature on October 1, 2030 and accrue interest at a fixed rate per annum equal to 4.88%, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2021. From and including October 1, 2025, to, but excluding October 1, 2030 or the date of early redemption, the Notes 2030 will bear interest at a floating rate per annum equal to a benchmark rate (which is expected to be the Three-Month Term Secured Overnight Financing Rate) plus a spread of 476 basis points, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on January 2026. The Notes 2030 may be redeemed on or after October 1, 2025, which date may be extended at the Company’s discretion, at a redemption price equal to principal plus accrued and unpaid interest, subject to certain conditions. Fees and costs incurred in connection with the debt offering amortize to interest expense over the term of the Notes 2030.

In March 2021, we filed a new shelf registration with the SEC, which allows us to issue up to $400.0 million through the sale of debt securities, common stock, preferred stock and warrants.
In February 2022, the Company completed the sale of $150.0 million aggregate principal amount of its 4.0% Fixed-to-Floating Rate Subordinated Notes (the “Notes 2032”). The Notes 2032 are obligations only of Axos Financial, Inc. The Notes 2032 mature on March 1, 2032 and accrue interest at a fixed rate per annum equal to 4.0%, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2022. From and including March 1, 2027, to, but excluding March 1, 2032 or the date of early redemption, the Notes 2032 will bear interest at a floating rate per annum equal to a benchmark rate of the Three-Month Term SOFR plus a spread of 227 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on June 1, 2027. The Notes 2032 may be redeemed on or after March 1, 2027, which date may be extended at the Company’s discretion, at a redemption price equal to principal plus accrued and unpaid interest, subject to certain conditions. Fees and costs incurred in connection with the debt offering amortize to interest expense over the term of the Notes 2032.
The table below sets forth the amount of our borrowings, the maximum amount of borrowings in each category during any month-end during each reported period, the approximate average amounts outstanding during each reported period and the approximate weighted average interest rate thereon at or for the last three fiscal years:

	At or For The Fiscal Years Ended June 30,
(Dollars in thousands)	2022	2021	2020
Advances from the FHLB:
Average balance outstanding	$349,796	$211,077	$747,358
Maximum amount outstanding at any month-end during the period	$1,360,500	$353,500	$1,462,500
Balance outstanding at end of period	$117,500	$353,500	$242,500
Average interest rate at end of period	2.26%	1.18%	2.22%
Average interest rate during period	1.32%	2.21%	1.60%
Paycheck Protection Program Liquidity Facility advances
Average balance outstanding	$—	$116,102	$3,092
Maximum amount outstanding at any month-end during the period	—	151,952	151,952
Balance outstanding at end of period	—	—	151,952
Average interest rate at end of period	—%	—%	0.35%
Average interest rate during period	—%	0.35%	0.35%
Borrowings, subordinated notes and debentures:
Average balance outstanding	$310,454	$340,699	$100,560
Maximum amount outstanding at any month-end during the period	$480,836	$456,380	$162,546
Balance outstanding at end of period	$562,744	$221,358	$83,837
Average interest rate at end of period	3.86%	4.68%	5.18%
Average interest rate during period	4.25%	3.65%	5.60%
MERGERS AND ACQUISITIONS
 From time to time, we undertake acquisitions or similar transactions consistent with our operating and growth strategies. On August 2, 2021 Axos Clearing, LLC, acquired certain assets and liabilities of E*TRADE Advisor Services (“EAS”), the registered investment advisor custody business of Morgan Stanley. This business was rebranded as Axos Advisor Services (“AAS”). AAS adds incremental fee income, a turnkey technology platform used by independent registered investment advisors for trading and custody services, and low-cost deposits that can be used to generate fee income from other bank partners or to fund loan growth at Axos Bank. The purchase price of $54.8 million consisted entirely of cash consideration paid upon acquisition and working capital adjustments. There were no other acquisitions or similar transactions undertaken during fiscal years 2021 and 2020.
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
INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS
As part of our strategy to protect and enhance our intellectual property, we rely on a variety of legal protections, including copyrights, trademarks, trade secrets, patents, internet domain names and certain contractual restrictions on solicitation and competition, and disclosure and distribution of confidential and proprietary information. We also undertake measures to control access to and/or disclosure of our trade secrets and other confidential and proprietary information. Policing unauthorized use of our intellectual property, trade secrets and other proprietary information is difficult and litigation may be necessary to enforce our intellectual property rights.
HUMAN CAPITAL
At June 30, 2022, we had 1,335 full-time employees, which does not include seasonal internship employees. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be satisfactory. We offer market-based, competitive wages and benefits in the market where we compete for talent.
We believe in promoting a diverse and inclusive work environment. We believe this is important to recruiting and retaining talent to allow our organization to achieve its goals and objectives.
The safety, health and wellness of our employees is a top priority. In response to the COVID-19 pandemic, we continue to take several actions, including implementing safety measures in buildings and supporting work from home when appropriate.
COMPETITION
The market for banking and financial services is intensely competitive, and we expect competition to continue to intensify in the future. The Bank attracts deposits through its banking sales force and online acquisition channels. Competition for those deposits comes from a wide variety of other banks, savings institutions, and credit unions. Money market funds, full-service securities brokerage firms and financial technology companies also compete with us for these funds. The Bank competes for these deposits by offering superior service and a variety of deposit accounts at competitive rates.
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
Axos Financial, Inc. is supervised and regulated as a savings and loan holding company by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank, as a federal savings bank, is subject to regulation, examination and supervision by the Office of the Comptroller of the Currency (“OCC”) as its primary regulator, and the Federal Deposit Insurance Corporation (“FDIC”) as its deposit insurer. The Bank must file reports with the OCC and the FDIC and Axos Financial, Inc. with the Federal Reserve, concerning their activities and financial condition. In addition, the Bank is subject to the regulation, examination and supervision by the Consumer Financial Protection Bureau (“CFPB”) with respect to a broad array of federal consumer laws. Our subsidiaries, Axos Clearing LLC and Axos Invest LLC, are broker-dealers and are registered with and subject to regulation by the SEC and FINRA. In addition, Axos Invest, Inc., an investment adviser, is registered with the SEC. Axos Invest, Inc. is subject to the requirements of the Investment Advisers Act of 1940, as amended, and the Investment Company Act of 1940, as amended, and is subject to examination by the SEC.
The following information describes aspects of the material laws and regulations applicable to the Company. The information below does not purport to be complete and is qualified in its entirety by reference to all applicable laws and regulations. In addition, new and amended legislation, rules and regulations governing the Company are introduced from time to time by the U.S. government and its various agencies. Any such legislation, regulatory changes or amendments could adversely affect us and no assurance can be given as to whether, or in what form, any such changes may occur.
REGULATION OF FINANCIAL HOLDING COMPANY.
General. Axos Financial is a unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act (“HOLA”), and is treated as a “financial holding company” under Federal Reserve rules. Accordingly, Axos Financial is registered as a savings and loan holding company with the Federal Reserve and is subject to the Federal Reserve’s regulations, examinations, supervision and reporting requirements. Axos Financial is required to file reports with, comply with the rules and regulations of, and is subject to examination by the Federal Reserve. In addition, the Federal Reserve has enforcement authority over Axos Financial and its subsidiaries. Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to the saving and loan holding company or its subsidiaries.
Capital. Our Company and the Bank are subject to the risk-based regulatory capital framework and guidelines established by the Federal Reserve and the OCC. In July 2013, the Federal Reserve and the OCC published final rules (the “Regulatory Capital Rules”) establishing a comprehensive capital framework for U.S. banking organizations. The Regulatory Capital Rules are intended to measure capital adequacy with regard to a banking organization’s balance sheet, including off-balance sheet exposures such as unused portions of loan commitments, letters of credit, and recourse arrangements. The capital requirements for the Company are similar to those for the Bank.
The Regulatory Capital Rules implement the Basel Committee’s December 2010 capital framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The failure of the Company or the Bank to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by federal banking regulators that could have a material effect on the Company, explained in more detail below under “Regulation of Banking Business – Regulatory Capital Requirements and Prompt Corrective Action”.
The Regulatory Capital Rules require banking organizations (i.e., both the Company and the Bank) to maintain a minimum “common equity Tier 1” (or “CET1”) ratio of 4.5%, a Tier 1 risk-based capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). A capital conservation buffer of 2.5% above each of these levels is required for banking institutions to avoid restrictions on their ability to make capital distributions, including the payment of dividends.
The Regulatory Capital Rules provide for a number of deductions from and adjustments to CET1. In addition, trust preferred securities have been phased out of tier 1 capital for banking organizations that had $15 billion or more in total consolidated assets as of December 31, 2009 unless the banking organization grows above $15.0 billion in assets as a result of an acquisition. The Company’s trust preferred securities currently are grandfathered under this provision. In addition, the Company and the Bank elected the CECL five-year transition guidance for calculating regulatory capital ratios on July 1, 2020 and the June 30, 2022 ratios include this election. This guidance allows an entity to add back to capital 100% of the capital impact from the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through June 30, 2022. This cumulative amount will then be phased out of regulatory capital over the next three years.
The implementation of certain regulations and standards relating to regulatory capital could disproportionately affect our regulatory capital position relative to that of our competitors, including those that may not be subject to the same regulatory requirements as the Company and the Bank. Various aspects of the Regulatory Capital Rules continue to be subject to further evaluation and interpretation by the U.S. banking regulators.
As of June 30, 2022, the capital ratios of both the Company and the Bank exceeded the minimums necessary to be considered “well-capitalized” under the currently enacted capital adequacy requirements, including after implementation of the deductions and other adjustments to CET1 on a fully phased-in basis. For additional information, please see Note 19 (Minimum Regulatory Capital Requirements) to the financial statements filed with this report.
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
Regulation LL includes a specific definition of “control” similar to the statutory definition, with certain additional provisions, and modifies the regulations for purposes of determining when a company or natural person acquires control of a savings association or savings and loan holding company under the HOLA or the Change in Bank Control Act (“CBCA”). In light of the similarity between the statutes governing bank holding companies and savings and loan holding companies, the Federal Reserve uses its established rules and processes with respect to control determinations under HOLA and the CBCA to ensure consistency between equivalent statutes administered by the same agency.
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

Volcker Rule.  Under certain provisions of the Dodd-Frank Act known as the Volcker Rule, FDIC-insured depository institutions, their holding companies, subsidiaries and affiliates, are generally prohibited, subject to certain exemptions, from proprietary trading of securities and other financial instruments and from acquiring or retaining an ownership interest in a “covered fund”. The term “covered fund” can include, in addition to many private equity and hedge funds and other entities, certain collateralized mortgage obligations, collateralized debt obligations and collateralized loan obligations, and other items, but does not include wholly owned subsidiaries, certain joint ventures, or loan securitizations generally if the underlying assets are solely loans.
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
In July 2020, the Federal Reserve, FDIC, OCC, SEC, and the Commodity Futures Trading Commission (“CFTC”) finalized a rule modifying the Volcker Rule’s prohibition on banking entities investing in or sponsoring hedge funds or private equity funds (referred to under the rules as covered funds). The final rule streamlines several aspects of the covered funds portion of the rule; allows banking organizations to offer and sponsor venture capital funds and a wider array of loan-related funds; and permits banking entities to offer financial services to, and engage in other activities with, covered funds that do not raise concerns that the Volcker rule was intended to address. The final rule became effective October 1, 2020.
Potential Regulatory Enforcement Actions. If the Federal Reserve or the OCC determines that a saving and loan holding company’s or federal savings bank’s financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of its operations are unsatisfactory or that its management has violated any law or regulation, the agency has the authority to take a number of different remedial actions as it deems appropriate under the circumstances. These actions include the power to enjoin any “unsafe or unsound” banking practices; to require that affirmative action be taken to correct any conditions resulting from any violation of law or unsafe or unsound practice; to issue an administrative order that can be judicially enforced; to require that it increase its capital; to restrict its growth; assess civil monetary penalties against it or its officers or directors; and to remove any of its officers and directors.
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
The Bank’s capital requirements are viewed as minimum standards and most financial institutions are expected to maintain capital levels well above the minimum. In addition, OCC regulations provide that minimum capital levels greater than those provided in the regulations may be established by the OCC for individual savings associations upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances. Axos Bank is not subject to any such individual minimum regulatory capital requirement and the Bank’s regulatory capital exceeded all minimum regulatory capital requirements as of June 30, 2022. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Stress Testing. The Economic Growth, Regulatory Relief, and Consumer Protection Act set the asset threshold for enhanced prudential standards and stress testing at $100 billion of total consolidated assets. Based on asset levels at June 30, 2022, neither the Company nor the Bank are subject to stress test regulations. The federal banking agencies have indicated that the capital planning and risk management practices of financial institutions with total assets less than $100 billion will continue to be reviewed through the regular supervisory process. We plan to continue monitoring our capital consistent with the safety and soundness expectations of the Federal Reserve and will continue to use customized stress testing as part of our capital planning process.
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
Qualified Thrift Lender Test. Savings associations must meet a qualified thrift lender, or “QTL,” test. This test may be met either by maintaining a specified level of portfolio assets in qualified thrift investments as specified by the HOLA, or by meeting the definition of a “domestic building and loan association” under the Internal Revenue Code of 1986, as amended, or the “Code”. Qualified thrift investments are primarily residential mortgage loans and related investments, including mortgage related securities. Portfolio assets generally mean total assets less specified liquid assets, goodwill and other intangible assets and the value of property used in the conduct of the Bank’s business. The required percentage of qualified thrift investments under the HOLA is 65% of “portfolio assets” (defined as total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business). An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Savings associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. At June 30, 2022, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.
Liquidity Standard. Savings associations are required to maintain sufficient liquidity to ensure safe and sound operations. As of June 30, 2022, Axos Bank was in compliance with the applicable liquidity standard.
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
Activities of Subsidiaries. A savings association seeking to establish a new subsidiary, acquire control of an existing company or conduct a new activity through a subsidiary must provide not less than 30 days prior notice to the FDIC and the OCC and conduct any activities of the subsidiary in compliance with regulations and orders of the OCC. The OCC has the power to require a savings association to divest any subsidiary or terminate any activity conducted by a subsidiary that the OCC determines to pose a serious threat to the financial safety, soundness or stability of the savings association or to be otherwise inconsistent with sound banking practices.
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
Depository institutions with more than $10 billion in assets and their affiliates are subject to direct supervision by the CFPB, including any applicable examination, enforcement and reporting requirements the CFPB may establish. As of June 30, 2022, we had $17.4 billion in total assets, placing the Bank under the direct supervision and oversight of the CFPB. The laws and regulations of the CFPB and other consumer protection laws and regulations to which the Bank is subject mandate certain disclosure requirements and regulate the manner in which we must deal with customers when taking deposits from, making loans to, or engaging in other types of transactions with, our customers.
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

Bank Secrecy Act and Anti-Money Laundering
The Bank, its affiliated broker-dealers and in certain cases Axos Financial, Inc., are subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act. The Bank Secrecy Act requires all financial institutions to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The Bank Secrecy Act includes various record keeping and reporting requirements such as cash transaction and suspicious activity reporting as well as due diligence requirements. The USA PATRIOT Act gives the federal government broad powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious legal and reputational consequences for the institution.
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
REGULATION OF SECURITIES BUSINESS
Out correspondent clearing and custodial firm Axos Clearing and Axos Invest introducing broker are broker-dealers registered with the SEC and members of FINRA and various other self-regulatory organizations. Axos Clearing also uses various clearing organizations, including the Depository Trust Company, the National Securities Clearing Corporation, and the Options Clearing Corporation.
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
Broker-dealers are subject to extensive laws, rules and regulations covering all aspects of the securities business, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of clients’ funds and securities, capital adequacy, record keeping and reporting, the conduct of directors, officers, and employees, qualification and licensing of supervisory and sales personnel, marketing practices, supervisory and organizational procedures intended to ensure compliance with securities laws and to prevent improper trading on material nonpublic information, limitations on extensions of credit in securities transactions, clearance and settlement procedures, and rules designed to promote high standards of commercial honor and just and equitable principles of trade. Broker-dealers are also regulated by state securities administrators in those jurisdictions where they do business. Regulators may conduct periodic examinations and review reports of our operations, controls, supervision, performance, and financial condition. Our broker-dealers’ margin lending is regulated by the Federal Reserve Board’s restrictions on lending in connection with client purchases and short sales of securities, and FINRA rules also require our broker-dealers to impose maintenance requirements based on the value of securities contained in margin accounts. The rules of the Municipal Securities Rulemaking Board, which are enforced by the SEC and FINRA, apply to the municipal securities activities of Axos Clearing, and the Axos Invest broker-dealer.
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
Net Capital Requirements. The SEC, FINRA and various other regulatory authorities have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Rule 15c3-1 of the Exchange Act (the “Net Capital Rule”) requires that a broker-dealer maintain minimum net capital. Generally, a broker-dealer’s net capital is net worth plus qualified subordinated debt less deductions for non-allowable (or non-liquid) assets and other adjustments and operational charges. At June 30, 2022, our broker-dealers were in compliance with applicable net capital requirements.
The SEC, FINRA and other regulatory organizations impose rules that require notification when net capital falls below certain predefined thresholds. These rules also dictate the ratio of debt-to-equity in the regulatory capital composition of a broker-dealer, and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a broker-dealer fails to maintain the required net capital, it may be subject to penalties and other regulatory sanctions, including suspension or revocation of registration by the SEC or applicable regulatory authorities, and suspension or expulsion by these regulators could ultimately lead to the broker-dealer’s liquidation. Additionally, the Net Capital Rule and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to, and approval from, the SEC and FINRA for certain capital withdrawals.
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
Our results of operations depend to a great extent on our net interest income, which is the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. We are exposed to interest rate risk because our interest-earning assets and interest-bearing liabilities do not react uniformly or concurrently to changes in interest rates, as the two have different time periods for adjustment and can be tied to different measures of rates. Interest rates are sensitive to factors that are beyond our control, including domestic and international economic conditions, including inflation, and the policies of various governmental and regulatory agencies, including the Federal Reserve. The monetary policies of the Federal Reserve, implemented through open market operations, the federal funds rate targets, the discount rate for banking borrowings and reserve requirements, affect prevailing interest rates. A material change in any of these policies could have a material impact on us or our customers (including borrowers), and therefore on our results of operations. Since maintaining a federal funds rate target in the range of 0% to 0.25% from March 2020 through 2021, the Federal Reserve made multiple rate increases during 2022 including increasing the target federal funds rate by 75 basis points to a range of 1.50% to 1.75% as of June 2022 and has indicated it anticipates further rate increases due to high rates of inflation.
Loan originations and repayment rates tend to increase with declining interest rates and decrease with rising interest rates. On the deposit side, increasing interest rates generally lead to interest rate increases on our deposit accounts. We manage the sensitivity of our assets and liabilities. However, large, unanticipated, or rapid increases in market interest rates may have an adverse impact on our net interest income and could decrease our mortgage refinancing business and related fee income, and could cause an increase in delinquencies and non-performing loans and leases in our adjustable-rate loans. In addition, interest rate volatility can affect the value of our loans and leases, investments and other interest-rate sensitive assets and our ability to realize gains on the sale or resolution of these assets. There can be no assurance that we will be able to successfully manage our interest rate risk.
A significant economic downturn could result in increases in our level of non-performing loans and leases and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.
Our business and results of operations are affected by the financial markets and general economic conditions, including factors such as the level and volatility of interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income and consumer spending. While the national economy and most regions have improved since the onset of the COVID-19 pandemic, we now operate in an uncertain economic environment due to, among other things, the continuing effects of the COVID-19 pandemic, in addition to a variety of other reasons for economic uncertainty, including but not limited to trade policies and tariffs, geopolitical tensions, including escalating military tensions in Europe as a result of Russia’s invasion of Ukraine, concerns about high inflation, rising interest rates, the national debt, the stability of the European Union (“EU”), including Britain’s exit from the EU, and volatile energy prices. The risks associated with our business become more acute in periods of a slowing economy or slow growth. Recessionary conditions, high unemployment or potential negative events in the housing markets, including significant and continuing home price declines and increased delinquencies and foreclosures, would adversely affect our mortgage and construction loans and result in increased asset write-downs. While we take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets. Declines in real estate values, or an economic downturn and an increase in unemployment levels may result in higher than expected loan and lease delinquencies and a decline in demand for our products and services. Furthermore, given our high concentration of loans secured by real estate in California, the Company remains specifically susceptible to a downturn in California’s economy. These negative events may cause us to incur losses and may adversely affect our capital, financial condition and results of operations.

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
On July 27, 2017, the Financial Conduct Authority (“FCA”), a regulator of financial services firms in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On November 30, 2020 to facilitate an orderly LIBOR transition, the OCC, the FDIC, and the Federal Reserve jointly announced that entering into new contracts using LIBOR as a reference rate after December 31, 2021 would create a safety and soundness risk. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month U.S. dollar LIBOR, and immediately after June 30, 2023, in the case of the remaining U.S. dollar LIBOR settings. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates are ongoing, and the Alternative Reference Rate Committee (“ARRC”) has recommended the use of SOFR.
On March 15, 2022, President Biden signed into law the Consolidated Appropriations Act of 2022, which among other things, provides for the use of interest rates based on SOFR in certain contracts currently based on LIBOR and a safe harbor from liability for utilizing SOFR-based interest rates as a replacement for LIBOR.
Generally, all loans we originated since 2017 have contract language that allow us to replace LIBOR with an alternative index. All of our variable rate mortgage loans underwritten for the U.S. Government Agencies (FNMA, FHLMC & FHA/VA) after December 31, 2020 have used SOFR as the benchmark index. All other variable rate loans approved after December 31, 2021 do not use LIBOR as the benchmark index and have instead used primarily SOFR, Ameribor or BSBY (“Bloomberg Short-Term Bank Yield Index”) as the benchmark index. As of June 30, 2022, there is approximately $9.1 billion, or approximately 64%, of the outstanding balance in our total loan portfolio leveraging LIBOR as the benchmark index. While some LIBOR loans will mature or prepay, a significant portion of our loans will remain and will likely require us to name a replacement index before June 30, 2023, the date LIBOR ceases. We are currently in the process of preparing borrower communications.
Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including but not limited to the need to amend all contracts with LIBOR as the referenced rate. We continue to evaluate how this will impact the interest income we earn on our loans currently using LIBOR as a benchmark index, and what the impact of such a transition will have on our business, financial condition, or results of operations, and to develop and implement plans to mitigate the risks associated with the expected discontinuation of LIBOR, including negotiating certain of our agreements on established alternative benchmark rates. The market transition away from LIBOR to an alternative reference rate is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, any such transition could:
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
The COVID-19 pandemic has created global and domestic economic and financial disruptions which could adversely affect our business operations, asset valuations, and financial results in the future. In addition, we also face an increased risk of client disputes, litigation and governmental and regulatory scrutiny as a result of the effects of COVID-19 on market and economic conditions and actions governmental authorities take in response to those conditions, including moratoria and other suspensions of collections, foreclosures, and related obligations.
The Company continues to monitor the ongoing impact on our business, financial condition, liquidity and results of operations, including future developments and uncertainties beyond the Company’s control. Because there have been no comparable recent pandemics that resulted in a similar global impact, the full extent to which the COVID-19 pandemic will impact our business operations, asset valuations and financial results will depend on future developments which remain uncertain and cannot be predicted, including the scope and duration of the pandemic, including new strains of the virus, the efficacy and distribution of, and participation in, vaccination programs, the continued effectiveness of our business continuity plan, the direct and indirect impact of the pandemic on our employees, customers and third-party service providers, as well as other market participants, and the effectiveness of actions taken by governmental authorities and other third parties in response to the pandemic.
The ultimate economic impacts to the Company of the evolving COVID-19 pandemic are uncertain and difficult to predict and could adversely impact our business, financial condition and results of operations.
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
The laws, regulation and supervisory policies applicable to us are subject to regular modification and change. New or amended laws, rules and regulations could impact our operations, increase our capital requirements or substantially restrict our growth and adversely affect our ability to operate profitably by making compliance much more difficult or expensive, restricting our ability to originate or sell loans, or further restricting the amount of interest or other charges or fees earned on loans or other products. In addition, further regulation could increase the assessment rate we are required to pay to the FDIC, adversely affecting our earnings. It is very difficult to predict future changes in regulation or the competitive impact that any such changes would have on our business. Any new laws, rules and regulations could make compliance more difficult, expensive, costly to implement or may otherwise adversely affect our business, financial condition or growth prospects. Other changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways including subjecting us to additional costs, limiting the types of financial services and products we may offer, and increasing the ability of non-banks to offer competing financial services and products.
In addition, the federal Bank Secrecy Act, the USA PATRIOT Act, and similar laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and to file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network (“FinCEN”), a bureau of the United States Department of Treasury, is authorized to impose significant civil money penalties for violations of those requirements and has engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and the Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control (“OFAC”). Federal and state bank regulators also have focused on compliance with the Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approval to proceed with acquisitions and other strategic transactions, which could negatively impact our business, financial condition, results of operations and prospects. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have material adverse reputational consequences for us.
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
Our broker-dealer and investment advisory business subjects us to regulation by the SEC, FINRA and other SROs and state securities commissions, among other regulatory bodies. Violations of the laws and regulations governed by these agencies could result in censure, penalties and fines, the issuance of cease-and-desist orders, the restriction, suspension, or expulsion from the securities industry of the company or its officers or employees, or other similar adverse consequences, any of which could cause us to incur losses and adversely affect our capital, financial condition and results of operations. The SEC, FINRA and other SROs and state securities commissions, among other regulatory bodies, can censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. Clearing securities firms are subject to substantially more regulatory control and examination than introducing brokers that rely on others to perform clearing functions. Similarly, the attorney general of each state could bring legal action to ensure compliance with state securities laws, and regulatory agencies in foreign countries have similar authority. Our ability to comply with multiple laws and regulations pertaining to the securities industry depends in large part on our ability to establish and maintain an effective compliance function. The failure to establish and enforce reasonable compliance procedures, even if unintentional, could subject us to significant losses or disciplinary or other actions. Federally registered investment advisers are regulated and subject to examination by the SEC. In addition, the Advisers Act imposes numerous obligations on our investment advisory business, including fiduciary duties, disclosure obligations, recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. Our failure to comply with the Advisers Act and associated rules and regulations of the SEC could subject us to enforcement proceedings and sanctions for violations, including censure or termination of SEC registration, litigation and reputational harm. In addition, our investment advisory business is subject to notice filings and the anti-fraud rules of state securities regulators. See “Regulation of Securities Business.”
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
The majority of the loans in our portfolio are secured by real estate. At June 30, 2022, approximately 45.4% of our mortgage portfolio was secured by real estate located in California. In recent years, there has been significant volatility in real estate values in California. If real estate values decrease or more of our borrowers experience financial difficulties, we will experience increased charge-offs, as the proceeds resulting from foreclosure may be significantly lower than the amounts outstanding on such loans. In addition, declining real estate values frequently accompany periods of economic downturn or recession and increasing unemployment, all of which can lead to lower demand for mortgage loans of the types we originate. A decline of real estate values or decline of the credit position of our borrowers in California would have a material adverse effect on our business, prospects, financial condition and results of operations.
Many of our mortgage loans are multifamily residential loans and defaults on such loans would harm our business.
At June 30, 2022, our multifamily residential loans were $2,085.1 million or 15% of our loan portfolio. The payment on such loans is typically dependent on the cash flows generated by the projects, which are affected by the supply and demand for multifamily residential units and commercial property within the relative market. If the market for multifamily residential units and commercial property experiences a decline in demand, multifamily and commercial borrowers may suffer losses on their projects and be unable to repay their loans. If residential housing values were to decline or nationwide unemployment levels rise, we are likely to experience increases in the level of our non-performing loans and foreclosures in future periods.
A decrease in the mortgage buying activity of Fannie Mae, Freddie Mac, and MBS’s guaranteed by Ginnie Mae or a failure by Fannie Mae, Ginnie Mae, and Freddie Mac to satisfy their obligations with respect to their RMBS could have a material adverse effect on our business, financial condition and results of operations.
During the last three fiscal years we have sold approximately $2.8 billion of residential mortgage loans to Fannie Mae and Freddie Mac and into MBS’s guaranteed by Ginnie Mae. As of June 30, 2022, approximately 9.6% of our securities portfolio consisted of RMBS issued or guaranteed by these GSEs. Since 2008, Fannie Mae and Freddie Mac have been in conservatorship, with its primary regulator, the Federal Housing Finance Agency, acting as conservator. The United States government may enact structural changes to one or more of the GSEs, including privatization, consolidation and/or a reduction in the ability of GSEs to purchase mortgage loans or guarantee mortgage obligations. We cannot predict if, when or how the conservatorships will end, or what associated changes (if any) may be made to the structure, mandate or overall business practices of either of the GSEs. Accordingly, there continues to be uncertainty regarding the future of the GSEs, including whether they will continue to exist in their current form and whether they will continue to meet their obligations with respect to their RMBS. A substantial reduction in mortgage purchasing activity by the GSEs could result in a material decrease in the availability of residential mortgage loans and the number of qualified borrowers, which in turn may lead to increased volatility in the residential housing market, including a decrease in demand for residential housing and a corresponding drop in the value of real property that secures current residential mortgage loans, as well as a significant increase in interest rates. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, which would result in a decrease in mortgage loan revenues and a corresponding decrease in non-interest income. Any decision to change the structure, mandate or overall business practices of the GSEs and/or the relationship among the GSEs, the government and the private mortgage loan markets, or any failure by the GSEs to satisfy their obligations with respect to their RMBS, could have a material adverse effect on our business, financial condition and results of operations.
Commercial and industrial and commercial real estate loans may expose our company to greater financial and credit risk than other loans.
Our commercial and industrial loans as well as our commercial real estate – mortgage portfolio is increasing and was approximately $2,028.1 million and $4,781.0 million at June 30, 2022, comprising approximately 14.2% and 33.5% of our total loan portfolio, respectively. Commercial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. Any significant failure to pay on time by our customers could hurt our earnings. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the types of business and collateral, the size of loan balances, the effects of general economic conditions on income-producing properties and businesses and the increased difficulty of evaluating and monitoring these types of loans.

Our mortgage origination business is subject to fluctuations based upon seasonal and other factors and, as a result, our results of operations for any given quarter may not be indicative of the results that may be achieved for the full fiscal year.
Our mortgage origination business is subject to several variables that can impact loan origination volume, including seasonal and interest rate fluctuations. We typically experience increased loan origination volume from purchases of homes during the second and third calendar quarters, when more people tend to move and buy or sell homes. In addition, an increase in the general level of interest rates may, among other things, adversely affect the demand for mortgage loans and our ability to originate mortgage loans. In particular, if mortgage interest rates increase, the demand for residential mortgage loans and the refinancing of residential mortgage loans will likely decrease, which will have an adverse effect on our mortgage origination activities. Conversely, a decrease in the general level of interest rates, among other things, may lead to increased competition for mortgage loan origination business.
As a result of these variables, our results of operations for any single quarter are not necessarily indicative of the results that may be achieved for a full fiscal year or any other quarter.
Risks Relating to our Business Operations
Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying our accounting policies, including with respect to our allowance for credit losses.
From time to time, the Financial Accounting Standards Board (the “FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, the FASB, SEC, bank regulators and outside independent auditors may revise their previous interpretations regarding existing accounting regulations and the application of these accounting standards. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates and judgments, include methodologies to value our securities, estimate our allowance for loan losses and the realization of deferred tax assets and liabilities. These methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.
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
In addition, we continue to increase our emphasis on non-residential lending, particularly in C&I lending, and these types of loans and leases are expected to comprise a larger portion of our originations and loan and lease portfolio in future periods. To the extent that we fail to adequately address the risks associated with C&I lending, we may experience increases in levels of non-performing loans and leases and be forced to incur additional loan and lease loss provision expense, which would adversely affect our net interest income and capital levels and reduce our profitability. For further information about our C&I lending business, please refer to “Business - Asset Origination and Fee Income Businesses - Commercial Real Estate Secured and Commercial Lending.”
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
FDIC insurance premiums are “risk based”. Accordingly, higher premiums are charged to banks that have lower capital ratios or higher risk profiles, including increased commercial and industrial lending, declining credit quality metrics, and increased brokered deposits and higher levels of borrowing. As a result, a decrease in the Bank’s capital ratios, or a negative evaluation by the FDIC, may increase the Bank’s net funding cost and reduce its earnings.
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
In addition, the broker-dealer business may subject us to new risks related to the movement of equity prices. For example, if securities prices decline rapidly, the value of our collateral could fall below the amount of the indebtedness secured by these securities, and in rapidly appreciating markets, credit risk may increase due to short positions. The securities lending and securities trading and execution businesses also subject us to credit risk if a counterparty fails to perform or if collateral securing the counterparty’s obligations is insufficient. In securities transactions generally, we will be subject to credit risk during the period between the execution of a trade and the settlement by the customer. Significant failures by our customers, including correspondents, or clients to honor their obligations, or increases in their rates of default, together with insufficient collateral and reserves, could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, in March 2019, we suffered a $15.3 million bad debt expense due to a default by a correspondent customer arising from unauthorized securities trades by an employee of the customer. Additionally, poor investment returns and declines in client assets, due to either general market conditions or under-performance (relative to our competitors or to benchmarks) of our investment products, may affect our ability to retain existing assets, prevent clients from transferring their assets out of products or their accounts, or inhibit our ability to attract new clients or additional assets from existing clients. Any such poor performance could adversely affect our advisory and custody business and the fees that we earn on client assets.
Our broker-dealer business is also subject to regulatory requirements and risks discussed above under “Our broker-dealer and investment advisory businesses subjects us to regulatory risks”. Our broker-dealer business also exposes us to other risks and uncertainties that are common in the securities industry, including intense competition, and potentially new areas and types of litigation including lawsuits based on allegations concerning our correspondents. For example, we allow our brokerage customers to engage in self-directed trading, and there has been an increase in regulatory enforcement and securities litigation against broker-dealers with self-directed trading platforms. These actions may become more common or frequent, particularly if there is a prolonged decrease in equity prices resulting in investor losses. Allegations of violations of securities laws or FINRA rules, even if not ultimately asserted or proved, could substantially impact our results of operations and lead to reputational harm.

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
Risks associated with our Digital Assets Subsidiary
In the future, our subsidiary Axos Digital Assets LLC (“ADA”) plans to: (1) make available to retail customers a platform for buying and selling non-security digital assets such as Bitcoin and Ethereum and (2) issue a dollar-backed stablecoin to facilitate the buying and selling of digital assets on its trading platform. Cybersecurity risks exist in trading cryptocurrencies, using wallets to hold cryptocurrencies, and stablecoins to facilitate transactions in cryptocurrencies, include hacking vulnerabilities and cybersecurity attacks. A cybersecurity event could result in a substantial, immediate and irreversible loss for future customers, including retail investors, that trade or own cryptocurrencies. Cryptocurrency transactions may be irreversible, and, accordingly, losses due to a cybersecurity event may not be recoverable and beyond available insurance coverage, if any, for some or all of those losses and may lead to litigation or regulatory investigations or enforcement matters. Moreover, the prices of cryptocurrencies are extremely volatile. Fluctuations in the price of various cryptocurrencies might cause uncertainty in the market and could negatively impact trading volumes of cryptocurrencies, which may adversely affect the success of any future business, financial condition and results of operations. In addition, different aspects of cryptocurrencies are regulated by both Federal and State authorities. Cryptocurrency market disruptions, including those affecting stablecoins, and resulting governmental interventions are unpredictable, and might make cryptocurrencies, or certain cryptocurrency business activities, impractical or illegal altogether. As regulation of cryptocurrencies continues to evolve, there is a substantial risk of inconsistent regulatory guidance among federal and State agencies and among State governments which, along with potential accounting and tax issues or other requirements relating to cryptocurrencies, could impede future cryptocurrency operations. Cryptocurrency regulations and accounting rules are complex and changing and subject to interpretation by bank and securities regulators, and other regulatory bodies formed to promulgate and interpret accounting principles such as the FASB. A change in these rules and regulations or interpretations could have a significant effect on financial results. Cryptocurrency trading platform providers may be required to obtain licenses to operate as a money transmitter (or as another type of regulated financial services institution, as applicable) in the States where this is required. Money transmitters are subject to obligations and restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements, and inspection by State regulatory agencies. There are substantial costs and potential product and operational changes involved in maintaining and renewing these licenses, certifications, and approvals, and providers could be subject to fines, other enforcement actions, and litigation if found to violate any of these requirements.
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
Our business strategy depends on our ability to remain competitive. There is strong competition for customers from existing banks and other types of financial institutions. Technology and other changes allow parties to complete financial transactions through alternative methods rather than through banks. Consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions, such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Technology has also lowered barriers to entry and made it possible for non-bank, financial technology companies (“FinTechs”) to offer products and services traditionally provided by banks. FinTechs continue to emerge and compete with traditional financial institutions across a wide variety of products and services. Consumers have demonstrated a growing willingness to obtain banking services from FinTechs. As a result, our ability to remain competitive is increasingly dependent upon our ability to maintain critical technological capabilities, and to identify and develop new, value-added products for existing and future customers. Our competitors also include large, publicly-traded, internet-based banks, as well as smaller internet-based banks; “brick and mortar” banks, including those that have implemented websites to facilitate online banking; and traditional banking institutions such as thrifts, finance companies, credit unions and mortgage banks. Some of these competitors have been in business for a long time and have broader name recognition and a more established customer base. Most of our competitors are larger and have greater financial and personnel resources. In order to compete profitably, we may need to reduce the rates we offer on loans and leases and investments and increase the rates we offer on deposits, which actions may adversely affect our business, prospects, financial condition and results of operations.

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
The brand identities that we have developed will significantly contribute to the success of our business. Maintaining and enhancing the “Axos Bank” brands (including our other trade styles and trade names) is critical to expanding our customer base. We believe that the importance of brand recognition will increase due to the relatively low barriers to entry for our “brick and mortar” competitors in the internet-based banking market. Our brands could be negatively impacted by a number of factors, including data privacy and security issues, service outages, product malfunctions, and trademark infringement. If we fail to maintain and enhance our brands generally, or if we incur excessive expenses in these efforts, our business, financial condition and results of operations may be adversely affected.
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
Extreme weather conditions, natural disasters, rising sea levels, acts of war or terrorism, civil unrest, public health issues, or other adverse external events could harm our business.
The potential impacts of extreme weather conditions, natural disasters and rising sea levels, could impact our operations as well as those of our customers and third party vendors upon which we rely. Our Bank is based in San Diego, California, and approximately 45.4% of our mortgage loan portfolio was secured by real estate located in California at June 30, 2022. In addition, some of our computer systems that operate our internet websites and their back-up systems are located in San Diego, California. Historically, California has been vulnerable to natural disasters. Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides, the nature and magnitude of which cannot be predicted and may be exacerbated by global climate change. Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and leases and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan and lease portfolio, which is comprised substantially of real estate loans. Losses from disasters for which borrowers are uninsured or under-insured may reduce borrowers’ ability to repay mortgage loans. Natural disasters, acts of war or terrorism, civil unrest, public health issues, or other adverse external events could each negatively impact our business operations or the stability of our deposit base, cause significant property damage, adversely impact the values of collateral securing our loans and/or interrupt our borrowers’ abilities to conduct their business in a manner to support their debt obligations, which could result in losses and increased provisions for credit losses. Although we have implemented several back-up systems and protections (and maintain standard business interruption insurance), these measures may not protect us fully from the effects of a natural disaster, acts of war or terrorism, civil unrest, public health issues, or other adverse external events. The occurrence of natural disasters, particularly in California, could have a material adverse effect on our business, prospects, financial condition and results of operations.
Increased regulation related to Environmental, Social, and Governance factors could negatively affect our operating results and could increase our operating expenses and those of our customers.
There is increased public awareness and concern by governmental organizations on a variety of environmental, social, and sustainability matters, including climate change. This increased awareness may include more prescriptive reporting of environmental, social, and governance metrics, and other compliance requirements. Further legislation and regulatory requirements could increase the operating expenses of, or otherwise adversely impact, us and our customers. To the extent that the we or our customers experience increases in costs, reductions in the value of assets, constraints on operations or similar concerns driven by changes in regulation relating to climate change, it could have an adverse effect on our business, prospects, financial condition and results of operations.
Our success depends in large part on the continuing efforts of a few individuals. If we are unable to retain these key personnel or attract, hire and retain others to oversee and manage our company, our business could suffer.
Our success depends substantially on the skill and abilities of our senior management team, including our Chief Executive Officer and President, Gregory Garrabrants, and other employees that perform multiple functions that might otherwise be performed by separate individuals at larger banks. The loss of the services of any of these individuals or other key employees, whether through termination of employment, disability or otherwise, could have a material adverse effect on our business. In addition, our ability to grow and manage our growth depends on our ability to continue to identify, attract, hire, train, retain and motivate highly skilled executive, technical, managerial, sales, marketing, customer service and professional personnel. The implementation of our business plan and our future success will depend on such qualified personnel. Competition for employees is intense in many areas of the financial services industry, and there is a risk that we will not be able to successfully attract, assimilate or retain sufficiently qualified personnel. If we fail to attract and retain the necessary personnel, our business, prospects, financial condition and results of operations could be adversely affected.
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
Generally speaking, concerns have been expressed about whether smartphone and internet-based products and services compromise the privacy of users and others. Concerns about our practices with regard to the collection, use, disclosure or security of personal information of our customers or other privacy related matters, even if unfounded, could damage our reputation and results of operations. While we strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause us to lose customers, which could potentially have an adverse effect on our business.
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
In addition, as nearly all of our products and services are smartphone and internet-based, the amount of data we store for our customers on our servers (including personal information) has been increasing and will continue to increase. Any systems failure or compromise of our security that results in the release of our customers’ data could seriously limit the adoption of our products and services, as well as harm our reputation and brand and, therefore, our business. We may also need to expend significant resources to protect against security breaches. System enhancements and updates may also create risks associated with implementing new systems and integrating them with existing ones. Due to the complexity and interconnectedness of information technology systems, the process of enhancing our layers of defense can itself create a risk of systems disruptions and security issues. In addition, addressing certain information security vulnerabilities, such as hardware-based vulnerabilities, may affect the performance of our information technology systems. The ability of our hardware and software providers to deliver patches and updates to mitigate vulnerabilities in a timely manner can introduce additional risks, particularly when a vulnerability is being actively exploited by threat actors.
The risk that these types of events could seriously harm our business is likely to increase as we add more customers and expand the number of smartphone and internet-based products and services we offer.
We have risks of systems failure and disruptions to operations.
The computer systems, internet connectivity and network infrastructure utilized by us and others could be vulnerable to unforeseen problems. This is true of both our internally developed systems and the systems of our third-party service providers. Our operations are dependent upon our ability to protect computer equipment against damage from fire, power loss, telecommunication failure or similar catastrophic events.
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
General Risk Factors
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
We are subject to a variety of litigation pertaining to fiduciary and other claims and legal proceedings. Currently, there are certain legal proceedings pending against us in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, we believe any liabilities arising from pending legal matters have been adequately accrued for based on the probability of a charge. However, if actual results differ from our expectations, it could have a material adverse effect on the Company's financial condition, results of operations, or cash flows. For a detailed discussion on current legal proceedings, see Item 3 — “Legal Proceedings.”
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal offices are located at 9205 West Russell Road, Suite 400, Las Vegas, NV 89148. Our Banking and Securities segments conduct business at this location and our telephone number is (858) 649-2218. We have additional office space located at 4350 La Jolla Village Drive, Suite 140, San Diego, California 92122. Our offices in Las Vegas consist of a total of approximately 30,000 square feet under leases that expire September 30, 2027 and our San Diego facilities consist of a total of approximately 182,000 square feet under leases that expire June 30, 2030.
ITEM 3. LEGAL PROCEEDINGS
We may from time to time become a party to other claims or litigation that arise in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. None of such matters are expected to have a material adverse effect on the Company’s financial condition, results of operations or business. For additional information on legal proceedings, refer to Note 18 - “Commitments, Contingencies, and Off-Balance-Sheet Activities.”
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol “AX”. There were 59,970,728 shares of common stock outstanding held by approximately 42,000 holders of record as of September 6, 2022. A substantially larger number of holders of our common stock are beneficial holders, whose shares are held of record by brokers and other financial institutions. The transfer agent and registrar of our common stock is Computershare.
DIVIDENDS
As discussed below, on October 30, 2020, we redeemed all 515 outstanding shares of Series A-6% Cumulative Nonparticipating Perpetual Preferred Stock. As such, no holders of record of any class of stock are entitled to receive dividends currently. We currently intend to retain any earnings to finance the growth and development of our business and common stock repurchases. Our Board of Directors has never declared or paid any cash dividends on our common stock and does not expect to do so in the foreseeable future. Our ability to pay dividends, should our Board of Directors elect to do so, depends largely upon the ability of the Bank to declare and pay dividends to us. Future dividends will depend primarily upon our earnings, financial condition and need for funds, as well as government policies and regulations applicable to us and our bank that limit the amount that may be paid as dividends without prior approval.
Preferred Stock. The Company redeemed for cash all 515 outstanding shares of Series A-6% Cumulative Nonparticipating Perpetual Preferred Stock on October 30, 2020, at the face value $10,000 liquidation price per share plus accrued dividends.
The Company declared dividends to holders of its Series A preferred stock totaling $0.1 million and $0.3 million for the years ended June 30, 2021 and 2020, respectively. Dividends declared for the year ended June 30, 2021 were less than prior years as the Series A preferred stock was redeemed before the full year.
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
Net Settlement of Restricted Stock Unit Awards. In October 2021, the stockholders of the Company approved the amended and restated 2014 Stock Incentive Plan, which, among other changes, permitted net settlement of stock issuances related to equity awards for purposes of payment of a grantee’s minimum income tax obligation. During the fiscal year ended June 30, 2022, there were 330,396 restricted stock unit award shares which were retained by the Company and converted to cash at the average rate of $43.83 per share to fund the grantee’s income tax obligations.

The following table sets forth our market repurchases of Axos common stock and the Axos common shares retained in connection with net settlement of restricted stock unit awards during the fourth fiscal quarter ended June 30, 2022.

Period	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases[1] (dollars in thousands)
Quarter Ended June 30, 2022
April 1, 2022 to April 30, 2022	—	$—	—	$—
May 1, 2022 to May 31, 2022	—	—	—	—
June 1, 2022 to June 30, 2022	—	—	—	—
For the Three Months Ended June 30, 2022	—	$—	—	$52,764
Stock Retained in Net Settlement[2]
April 1, 2022 to April 30, 2022	381
May 1, 2022 to May 31, 2022	522
June 1, 2022 to June 30, 2022	126,255
For the Three Months Ended June 30, 2022	127,158
1 On August 2, 2019,, the Board of Directors of the Company authorized a program to repurchase up to $100 million of common stock. The share repurchase program will continue in effect until terminated by the Board of Directors of the Company. Purchases were made in open-market transactions.
2 In October 2021, the stockholders of the Company approved the amended and restated 2014 Stock Incentive Plan, which, among other changes permitted net settlement of stock issuances related to equity awards for purposes of payment of a grantee’s minimum income tax obligation. Stock Retained in Net Settlement was purchased at the vesting price of the associated restricted stock unit.
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information regarding the aggregate number of securities to be issued under all of our stock option and equity based compensation plans upon exercise of outstanding options, warrants and other rights and their weighted-average exercise prices as of June 30, 2022. There were no securities issued under equity compensation plans not approved by security holders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options and units granted	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	1,883,720
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	$—	1,883,720

COMPANY STOCK PERFORMANCE
The following graph compares the total return of our common stock over the last five fiscal years, starting June 30, 2017 through June 30, 2022, with that of (i) the companies included in the total return for the U.S. NYSE Index, and (ii) the banks included in the total return for the ABA NASDAQ Community Bank Index (“ABAQ”).
The graph assumes $100 was invested in AX common stock, in U.S. NYSE Composite Total Return Index (ticker: NYATR) and in ABAQ Total Return Index (ticker: XABQ) on June 30, 2017. The indexes assume reinvestment of dividends.

	Cumulative Return as of June 30,
	2017	2018	2019	2020	2021	2022
Axos	$100.00	$172.47	$114.88	$93.09	$195.57	$151.14
NYSE	100.00	108.94	116.64	109.06	155.13	138.86
XABQ	100.00	111.02	100.28	76.29	121.62	114.23
ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis contains forward-looking statements that are based upon current expectations. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those expressed or implied in our forward-looking statements due to various important factors, including those set forth under “Risk Factors” in Item 1A. and elsewhere in this Annual Report on Form 10-K. The following discussion and analysis should be read together with the Consolidated Financial Statements, including the related notes included elsewhere in this Annual Report on Form 10-K.
OVERVIEW
The consolidated financial statements include the accounts of Axos Financial, Inc. (“Axos”) and its wholly owned subsidiaries, Axos Bank (the “Bank”) and Axos Nevada Holding, LLC (“Axos Nevada Holding”), collectively, the “Company.” Axos Nevada Holding owns the companies constituting the Securities Business segment, including; Axos Securities, LLC, Axos Clearing LLC (“Axos Clearing”), a clearing broker-dealer, Axos Invest, Inc., a registered investment advisor, and Axos Invest LLC, an introducing broker-dealer. With approximately $17.4 billion in assets, Axos Bank provides consumer and business banking products through its low-cost distribution channels and affinity partners. Axos Clearing and Axos Invest LLC, provide comprehensive securities clearing services to introducing broker-dealers and registered investment advisor correspondents and digital investment advisory services to retail investors, respectively. Axos Financial, Inc.’s common stock is listed on the NYSE under the symbol “AX” and is a component of the Russell 2000® Index and the S&P SmallCap 600® Index. For more information on Axos Bank, please visit axosbank.com.
Net income for the fiscal year ended June 30, 2022 was $240.7 million compared to $215.7 million and $183.4 million for the fiscal years ended June 30, 2021 and 2020, respectively. Net income attributable to common stockholders for the fiscal year ended June 30, 2022 was $240.7 million, or $3.97 per diluted share compared to $215.5 million, or $3.56 per diluted share and $183.1 million, or $2.98 per diluted share for the years ended June 30, 2021 and 2020, respectively. Growth in our interest earning assets, particularly the loan and lease portfolio, reduced cost of interest-bearing liabilities and growth in non-interest bearing deposits were the primary reasons for the increase in our net income from fiscal 2021 to fiscal 2022.
Net interest income increased $68.4 million for the year ended June 30, 2022 compared to the year ended June 30, 2021. Net interest income for the year ended June 30, 2022 was $607.2 million compared to $538.7 million and $477.6 million for the years ended June 30, 2021 and 2020, respectively. The growth of net interest income from fiscal year 2020 through 2022 is primarily due to an increase in average earning assets mainly due to net loan portfolio growth, reduced rates on interest-bearing deposits and an increase in non-interest bearing demand deposits.
Provision for credit losses for the year ended June 30, 2022 was $18.5 million, compared to $23.8 million and $42.2 million for the years ended June 30, 2021 and 2020, respectively. The decrease of $5.3 million for fiscal year 2022 was due to favorable changes in economic and business conditions resulting from reduced levels of disruptions from the COVID-19 pandemic partially offset by loan growth and changes in loan mix. The decrease of $18.5 million for fiscal year 2021 is the result of provisions associated with non-recurring Refund Advance loans in fiscal year 2020.
Non-interest income for the fiscal year ended June 30, 2022, was $113.4 million compared to non-interest income of $105.3 million and $103.0 million for the fiscal years ended 2021 and 2020. The increase from fiscal year 2021 to fiscal year 2022 was primarily due to a $29.2 million increase in Advisory fee income from custody and mutual fund fees earned by the newly acquired AAS division and a $6.1 million increase in prepayment penalty fee income partially offset by a $23.1 million decrease in mortgage banking income and a $3.4 million decrease in broker-dealer fee income.
Non-interest expense for the fiscal year ended June 30, 2022 was $362.1 million compared to $314.5 million and $275.8 million for the years ended June 30, 2021 and 2020, respectively. The $47.6 million increase was generally due to the addition of AAS and the expansion of Bank operations specifically in areas related to lending and deposits, an $11.0 million charge due largely to a one-time resolution of a contractual claim, an increase of $14.8 million in salaries and related costs, an increase of $9.4 million in data processing, and an increase of $4.0 million in broker-dealer charges. Our staffing at June 30, 2022 rose to 1,335 full time employees compared to 1,165 and 1,099 at June 30, 2021 and 2020, respectively.
Total assets were $17.4 billion at June 30, 2022 compared to $14.3 billion at June 30, 2021. Assets grew $3.1 billion or 22.0% during the last fiscal year, primarily due to loan originations, primarily from commercial real estate and C&I lending and by an increase in total cash provided by an increase in deposits.

MERGERS AND ACQUISITIONS
From time to time we undertake acquisitions or similar transactions consistent with our Company’s operating and growth strategies. On August 2, 2021, we acquired certain assets and liabilities of E*TRADE Advisor Services as described below. There were no other acquisitions or similar transactions undertaken during fiscal years 2021 and 2020.
E*TRADE Advisor Services acquisition. On August 2, 2021 Axos Clearing, LLC, acquired certain assets and liabilities of E*TRADE Advisor Services (“EAS”), the registered investment advisor custody business of Morgan Stanley. This business was rebranded as Axos Advisors Services (“AAS”). AAS adds incremental fee income, a turnkey technology platform used by independent registered investment advisors for trading and custody services, and low-cost deposits that can be used to generate fee income from other bank partners or to fund loan growth at Axos Bank. The purchase price of $54.8 million consisted entirely of cash consideration paid upon acquisition and working capital adjustments.
The acquisition is accounted for as a business combination under the acquisition method of accounting. Accordingly, tangible and intangible assets acquired (and liabilities assumed) are recorded at their estimated fair values as of the date of acquisition.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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
Critical accounting policies and estimates are those that we consider most important to the portrayal of our financial condition and results of operations because they require our most difficult judgments, often as a result of the need to make estimates that are inherently uncertain. We have identified critical accounting policies and estimates below. In addition, these critical accounting policies and estimates are included in Note 1 - “Summary of Significant Accounting Policies”.
Securities. There were no changes in the processes or methods of determining estimates affecting Securities in the year end June 30, 2022 as compared to the year ended June 30, 2021.
For further information on Securities, refer to Note 1 - “Summary of Significant Accounting Policies” and Note 4 - “Securities”.
Allowance for Credit Losses. The Company maintains an allowance for credit loss for the Company’s held-for-investment loan portfolio, excluding those loans measured at fair value in accordance with applicable accounting standards. The allowance for credit losses reflects management’s evaluation of the expected life-time credit losses related to the amortized cost basis of loans and net investment in leases on the balance sheet.
The assessment of the adequacy of our allowance for credit losses is based upon quantitative and qualitative factors, including levels and trends of past due and nonaccrual accounts, loss history and changes in the volume and mix of loans and collateral values. Charge-offs against the allowance for credit losses are taken on loans and leases where management determines the collection of principal is unlikely. Recoveries made on loans that have been charged off are credited to the allowance for credit losses.
The calculation of the allowance for credit losses is a critical accounting estimate. The Company’s process entails segregating the portfolio according to products with similar risk characteristics; applying a quantitative model which leverages both a probability of default (“PD”) and a loss given default (“LGD”) applied to historic and third-party economic data, and then overlaying these results with a qualitative assessment focused on limitations of the model and the underlying data.
Variables considered in the quantitative assessment include unemployment and interest rate risk which impact the default rate of the risk pools and the underlying collateral. The quantitative results are influenced by the weighting of third-party macroeconomic scenarios across the benign to adverse spectrum for each segment with the baseline economic scenario representing the consensus most likely in the third party forecast. The weighting of scenarios is subject to periodic review and may be adjusted based on the Company’s view of current economic conditions. Adjustment of scenario weighting away from the baseline scenario to more severe scenarios would increase the allowance for credit losses on the Company’s held-for-investment loan portfolio. Economic conditions that impacted management’s assessment of scenario weightings and the underlying economic forecasts at the end of fiscal year 2022 included rising interest rates, increased inflation, continued supply chain constraints and increased geopolitical unrest.
For further information on the Allowance for Credit Losses, refer to Note 1 - “Summary of Significant Accounting Policies”.
Goodwill and Other Intangible Assets. Estimates used to calculate fair value of a reporting unit change from year to year based on operating results, market conditions and other factors. Application of the goodwill impairment tests requires significant judgments, including estimation of future cash flows. As such, changes in assumptions underlying the valuation of goodwill and other intangible assets are part of the ordinary course of accounting for goodwill and other intangible assets.
For further information on Goodwill and Other Intangible Assets, refer to Note 1 - “Summary of Significant Accounting Policies”.

FINANCIAL HIGHLIGHTS
The following selected consolidated financial information should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and footnotes included elsewhere in this Annual Report on Form 10-K.

	At or for the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2022	2021	2020
Selected Balance Sheet Data:
Total assets	$17,401,165	$14,265,565	$13,851,900
Loans, net of allowance for credit losses	14,091,061	11,414,814	10,631,349
Loans held for sale, carried at fair value	4,973	29,768	51,995
Loans held for sale, lower of cost or fair value	10,938	12,294	44,565
Allowance for credit losses	148,617	132,958	75,807
Securities—trading	1,758	1,983	105
Securities—available for sale	262,518	187,335	187,627
Securities borrowed	338,980	619,088	222,368
Customer, broker-dealer and clearing receivables	417,417	369,815	220,266
Total deposits	13,946,422	10,815,797	11,336,694
Advances from the FHLB	117,500	353,500	242,500
Borrowings, subordinated debentures and other borrowings	445,244	221,358	235,789
Securities loaned	474,400	728,988	255,945
Customer, broker-dealer and clearing payables	511,654	535,425	347,614
Total stockholders’ equity	1,642,973	1,400,936	1,230,846
Selected Income Statement Data:
Interest and dividend income	$659,728	$617,863	$622,839
Interest expense	52,570	79,121	145,228
Net interest income	607,158	538,742	477,611
Provision for credit losses	18,500	23,750	42,200
Net interest income after provision for credit losses	588,658	514,992	435,411
Non-interest income	113,363	105,261	102,987
Non-interest expense	362,062	314,510	275,766
Income before income tax expense	339,959	305,743	262,632
Income tax expense	99,243	90,036	79,194
Net income	$240,716	$215,707	$183,438
Net income attributable to common stock	$240,716	$215,518	$183,129
Per Common Share Data:
Net income:
Basic	$4.04	$3.64	$3.01
Diluted	$3.97	$3.56	$2.98
Adjusted earnings per common share (Non-GAAP1)	$4.23	$3.68	$3.10
Book value per common share	$27.48	$23.62	$20.56
Tangible book value per common share (Non-GAAP1)	$24.45	$21.36	$18.28
Weighted average number of common shares outstanding:
Basic	59,523,626	59,229,495	60,794,555
Diluted	60,610,954	60,519,611	61,437,635
Common shares outstanding at end of period	59,777,949	59,317,944	59,612,635

	At or for the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2022	2021	2020
Performance Ratios and Other Data:
Loan originations for investment	$10,366,796	$6,471,864	$6,797,971
Loan originations for sale	$656,487	$1,608,700	$1,601,579
Loan purchases	$31,667	$3,619	$—
Return on average assets	1.57%	1.52%	1.53%
Return on average common stockholders’ equity	15.61%	16.51%	15.65%
Interest rate spread[2]	3.91%	3.70%	3.65%
Net interest margin[3]	4.13%	3.92%	4.12%
Net interest margin - Banking segment only[3]	4.36%	4.11%	4.19%
Efficiency ratio[4]	50.25%	48.84%	47.50%
Efficiency ratio - Banking segment only[4]	41.61%	41.95%	39.81%
Capital Ratios:
Equity to assets at end of period	9.44%	9.82%	8.89%
Axos Financial, Inc.:
Tier 1 leverage (core) capital to adjusted average assets	9.25%	8.82%	8.97%
Common equity tier 1 capital (to risk-weighted assets)	9.86%	11.36%	11.22%
Tier 1 capital (to risk-weighted assets)	9.86%	11.36%	11.27%
Total capital (to risk-weighted assets)	12.73%	13.78%	12.64%
Axos Bank:
Tier 1 leverage (core) capital to adjusted average assets	10.65%	9.45%	9.25%
Common equity tier 1 capital (to risk-weighted assets)	11.24%	12.28%	11.79%
Tier 1 capital (to risk-weighted assets)	11.24%	12.28%	11.79%
Total capital (to risk-weighted assets)	12.01%	13.21%	12.62%
Axos Clearing:
Net capital	$38,915	$35,950	$34,022
Excess capital	$32,665	$27,904	$29,450
Net capital as percentage of aggregate debit item	12.45%	8.94%	14.88%
Net capital in excess of 5% aggregate debit item	$23,290	$15,836	$22,593
Asset Quality Ratios:
Net annualized charge-offs (recoveries) to average loans outstanding[5]	0.02%	0.12%	0.23%
Net annualized charge-offs (recoveries) to average loans outstanding excluding tax products[5]	0.02%	0.07%	0.08%
Non-performing loans and leases to total loans	0.83%	1.26%	0.82%
Non-performing assets to total assets	0.68%	1.07%	0.68%
Allowance for credit losses - loans to total loans held for investment at end of period	1.04%	1.15%	0.71%
Allowance for credit losses - loans to non-performing loans	125.74%	91.57%	86.20%
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

	For the Fiscal Years Ended June 30,
	2022			2021			2020
(Dollars in thousands)	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid
Assets:
Loans[2,3]	$12,576,873	$626,628	4.98%	$11,332,020	$584,410	5.16%	$10,149,867	$582,748	5.74%
Interest-earning deposits in other financial institutions	1,233,983	4,501	0.36%	1,600,811	2,185	0.14%	833,612	10,906	1.31%
Investment securities	176,951	6,952	3.93%	192,420	9,560	4.97%	217,598	11,061	5.08%
Securities borrowed and margin lending[4]	687,363	20,512	2.98%	613,735	20,466	3.33%	362,063	16,585	4.58%
Stock of the regulatory agencies	21,844	1,135	5.20%	20,588	1,242	6.03%	28,776	1,539	5.35%
Total interest-earning assets	14,697,014	$659,728	4.49%	13,759,574	$617,863	4.49%	11,591,916	$622,839	5.37%
Non-interest-earning assets	658,494			394,085			395,789
Total assets	$15,355,508			$14,153,659			$11,987,705
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$6,773,321	$20,053	0.30%	$7,204,698	$29,031	0.40%	$4,844,700	$66,883	1.38%
Time deposits	1,226,774	13,567	1.11%	1,825,795	31,498	1.73%	2,482,151	60,033	2.42%
Securities loaned	469,051	1,124	0.24%	412,385	1,496	0.36%	247,420	679	0.27%
Advances from the FHLB	349,796	4,625	1.32%	211,077	4,672	2.21%	747,358	11,988	1.60%
Borrowings, subordinated notes and debentures	302,454	13,201	4.36%	340,699	12,424	3.65%	103,652	5,645	5.45%
Total interest-bearing liabilities	9,121,396	52,570	0.58%	9,994,654	79,121	0.79%	8,425,281	145,228	1.72%
Non-interest-bearing demand deposits	3,927,195			2,182,009			1,990,005
Other non-interest-bearing liabilities	764,542			671,581			397,506
Stockholders’ equity	1,542,375			1,305,415			1,174,913
Total liabilities and stockholders’ equity	$15,355,508			$14,153,659			$11,987,705
Net interest income		$607,158			$538,742			$477,611
Interest rate spread[5]			3.91%			3.70%			3.65%
Net interest margin[6]			4.13%			3.92%			4.12%
1 Average balances are obtained from daily data.
2 Loans includes loans held for sale, loan premiums, discounts and unearned fees.
3 Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loan fee income is not significant. Also includes $26.4 million as of June 30, 2022, $27.2 million as of June 30, 2021 and $28.0 million as of June 30, 2020 of loans that qualify for Community Reinvestment Act credit which are taxed at a reduced rate.
4 Margin lending is the significant component of the asset titled customer, broker-dealer and clearing receivables on the audited condensed consolidated balance sheets.
5 Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
6 Net interest margin represents net interest income as a percentage of average interest-earning assets.

RESULTS OF OPERATIONS
Our results of operations depend on our net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Our net interest income has increased as a result of the growth in our interest earning assets and is subject to competitive factors in online banking and other markets. Our net interest income is reduced by our estimate of credit loss provisions for our loan portfolio. We also earn non-interest income primarily from mortgage banking activities, banking products and service activity, our Securities Business, prepaid card fee income, prepayment fee income from multifamily and commercial borrowers who repay their loans before maturity and from gains on sales of other loans and investment securities. Losses on investment securities reduce non-interest income. The largest component of non-interest expense is salary and benefits, which is a function of the number of personnel, which increased to 1,335 full-time equivalent employees at June 30, 2022, from 1,165 full time employees at June 30, 2021. We are subject to federal and state income taxes, and our effective tax rates were 29.19%, 29.45% and 30.15% for the fiscal years ended June 30, 2022, 2021, and 2020, respectively. Other factors that affect our results of operations include expenses relating to data processing, advertising, depreciation, occupancy, professional services, and other miscellaneous expenses.
COMPARISON OF THE FISCAL YEARS ENDED JUNE 30, 2022 AND JUNE 30, 2021
Net Interest Income. The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); and (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume). The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

	Fiscal Year Ended June 30, 2022 vs 2021
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Increase (decrease) in interest income:
Loans	$63,006	$(20,788)	$42,218
Interest-earning deposits in other financial institutions	(602)	2,918	2,316
Investment securities	(724)	(1,884)	(2,608)
Securities borrowed and margin lending	2,314	(2,268)	46
Stock of the regulatory agencies	72	(179)	(107)
Total increase (decrease) in interest income	$64,066	$(22,201)	$41,865
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$(1,735)	$(7,243)	$(8,978)
Time deposits	(8,570)	(9,361)	(17,931)
Securities loaned	2,301	(2,348)	(47)
Advances from the FHLB	180	(552)	(372)
Other borrowings	(1,486)	2,263	777
Total increase (decrease) in interest expense	$(9,310)	$(17,241)	$(26,551)
Interest Income. Interest income for the fiscal year ended June 30, 2022 totaled $659.7 million, an increase of $41.9 million, or 6.8%, compared to $617.9 million in interest income for the fiscal year ended June 30, 2021 primarily due to growth in volume of interest-earning assets from loan originations, mainly from commercial real estate and commercial & industrial lending, partially offset by reduced rates on interest-earning assets. Average interest-earning assets for the fiscal year ended June 30, 2022 increased by $937.4 million compared to the fiscal year ended June 30, 2021 primarily due to loan originations for investment which totaled $10.4 billion during the year ended June 30, 2022. Yields on loans decreased by 18 basis points to 4.98% for the fiscal year ended June 30, 2022, primarily due to declines in market interest rates. For the fiscal year ended June 30, 2022, the growth in average balances contributed additional interest income of $64.1 million, which was offset by a $22.2 million decrease in interest income due to declines in market interest rates. The average yield earned on our interest-earning assets was 4.49% for the fiscal year ended June 30, 2022, even compared to 4.49% in 2021.
Interest Expense. Interest expense totaled $52.6 million for the fiscal year ended June 30, 2022, a decrease of $26.6 million, or 33.6% compared to $79.1 million in interest expense during the fiscal year ended June 30, 2021, due primarily to a $1.7 billion increase in non-interest bearing deposits and decreased rates on deposits, as a result of the Federal Reserve’s decision to maintain the Fed Funds target rate near zero for most of the fiscal year. The average rate paid on all of our interest-bearing liabilities decreased to 0.58% for the fiscal year ended June 30, 2022 from 0.79% for the fiscal year ended June 30, 2021, due primarily to decreased rates on deposits. Average interest-bearing liabilities for the fiscal year ended June 30, 2022 decreased $873.3 million compared to fiscal 2021, offset by an increase in non-interest bearing deposits. The average rate on interest-bearing demand and savings deposits decreased to 0.30% from 0.40% due to decreases in prevailing deposit rates across the industry. The rates on borrowings, subordinated notes and debentures also increased to 4.36% from 3.65% due to rates in effect when borrowing for operational needs. The average rate on time deposits decreased to 1.11% for the fiscal year ended June 30, 2022 from 1.73% for the fiscal year ended June 30, 2021, due to higher rate maturing time deposits. The average non-interest-bearing demand deposits were $3,927.2 million for the fiscal year ended June 30, 2022, up from $2,182.0 million, representing an increase of $1,745.2 million.
Provision for Credit Losses. Provision for credit losses was $18.5 million for the fiscal year ended June 30, 2022 and $23.8 million for fiscal 2021. The decrease of $5.3 million for fiscal year 2022 was due to favorable changes in economic and business conditions resulting from reduced levels of disruptions from the COVID-19 pandemic, partially offset by loan growth and changes in loan mix. The provisions are made to maintain our allowance for credit losses at levels which management believes to be adequate. The assessment of the adequacy of our allowance for credit losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, loss history and changes in the volume and mix of loans and collateral values.
See “Asset Quality and Allowance for Credit Losses - Loans” for discussion of our allowance for credit losses and the related loss provisions.
Non-interest Income. The following table sets forth information regarding our non-interest income:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2022	2021
Prepayment penalty fee income	$13,303	$7,166
Gain on sale – other	165	491
Mortgage banking income	19,033	42,150
Advisory fee income	29,230	—
Broker-dealer fee income	22,880	26,317
Banking and service fees	28,752	29,137
Total non-interest income	$113,363	$105,261
Non-interest income totaled $113.4 million for the fiscal year ended June 30, 2022 compared to non-interest income of $105.3 million for fiscal 2021. The increase was primarily the result of a $29.2 million increase in Advisory fee income from custody and mutual fund fees earned by the newly acquired AAS division and increased levels of prepayment penalty fee income of $6.1 million, partially offset by a decrease of $23.1 million in mortgage banking income, mainly due to raising rates and a $3.4 million decrease in broker-dealer fee income. Mortgage banking income for fiscal 2022 included a net mortgage servicing rights adjustment of approximately $2.3 million due to expected higher interest rates and slower mortgage prepayments.
Non-interest Expense. The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2022	2021
Salaries and related costs	$167,390	$152,576
Data processing	50,159	40,719
Depreciation and amortization	24,596	24,124
Advertising and promotional	13,580	14,212
Occupancy and equipment	13,745	13,402
Professional services	22,482	22,241
Broker-dealer clearing charges	15,184	11,152
FDIC and regulator fees	11,823	10,603
General and administrative expenses	43,103	25,481
Total non-interest expense	$362,062	$314,510
Non-interest expense totaled $362.1 million for the fiscal year ended June 30, 2022, an increase of $47.6 million compared to fiscal 2021. Salaries and related costs increased $14.8 million, or 9.7%, in fiscal 2022, generally due to the addition of AAS and the expansion of Bank operations specifically in areas related to lending and deposits. Our full time staff increased to 1,335 from 1,165 or 14.6% between fiscal years ended June 30, 2022 and 2021.

Data processing increased $9.4 million, primarily due to enhancements to customer interfaces and the Bank’s core processing system.
Depreciation and amortization, increased $0.5 million primarily due to amortization of intangibles as a result of the AAS acquisition and depreciation on lending platform enhancements and infrastructure development.
Advertising and promotional expense decreased $0.6 million, primarily due to reductions in mortgage lead generation and deposit marketing costs.
Occupancy and equipment expense increased $0.3 million, primarily due to annual cost increases in our office space lease agreements and the addition of an assumed office space lease for our AAS employees.
Professional services, which include accounting and legal fees, increased $0.2 million in fiscal 2022 compared to 2021. The increase in professional services was primarily due to increased legal and consulting expenses.
Broker-dealer clearing charges increased $4.0 million, primarily attributable to the acquisition of AAS and increased clearing charges due to higher activity.
The Federal Deposit Insurance Corporation (“FDIC”) and regulator fees increased by $1.2 million in fiscal 2022 compared to fiscal 2021. The increase corresponds to growth in average liabilities at the Bank and increased assessment rates during fiscal 2022.
General and administrative expenses increased by $17.6 million in fiscal 2022 compared to 2021. The increase was primarily due to an $11.0 million charge due largely to a one-time resolution of a contractual claim, a $5.3 million provision to the unfunded loan commitment liability and increased travel costs of $2.1 million.
Income Tax Expense. Income tax expense was $99.2 million for the fiscal year ended June 30, 2022 compared to $90.0 million for fiscal 2021. Our effective tax rates were 29.19% and 29.45% for the fiscal years ended June 30, 2022 and 2021, respectively.
The Company received federal and state tax credits for the years ended June 30, 2022 and 2021, respectively. These tax credits reduced the effective tax rate by approximately 0.44% and 0.59%, respectively.
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

	Fiscal Year Ended June 30, 2022
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$597,833	$17,580	$(8,255)	$607,158
Provision for credit losses	18,500	—	—	18,500
Non-interest income	60,881	64,069	(11,587)	113,363
Non-interest expense	274,079	84,014	3,969	362,062
Income (loss) before taxes	$366,135	$(2,365)	$(23,811)	$339,959

	Fiscal Year Ended June 30, 2021
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$527,760	$18,746	$(7,764)	$538,742
Provision for credit losses	23,750	—	—	23,750
Non-interest income	79,150	27,627	(1,516)	105,261
Non-interest expense	254,596	48,095	11,819	314,510
Income (loss) before taxes	$328,564	$(1,722)	$(21,099)	$305,743

Banking Business
For the fiscal year ended June 30, 2022, we had pre-tax income of $366.1 million compared to pre-tax income of $328.6 million for the fiscal year ended June 30, 2021. For the fiscal year ended June 30, 2022, the increase in pre-tax income was primarily related to increased net interest income due in large part to growth in volume of interest-earning assets from loan originations, primarily from commercial real estate and commercial & industrial lending, a decline in rates of interest-bearing demand and savings deposits and time deposits, growth in non-interest bearing deposits and a decrease in provision for credit losses, partially offset by a decrease in mortgage banking and an increase in non-interest expense.
We consider the ratios shown in the table below to be key indicators of the performance of our Banking Business segment:

	Fiscal Year Ended
	June 30, 2022	June 30, 2021
Efficiency ratio	41.61%	41.95%
Return on average assets	1.64%	1.76%
Interest rate spread	4.18%	3.92%
Net interest margin	4.36%	4.11%
Our Banking segment’s net interest margin exceeds our consolidated net interest margin. Our consolidated net interest margin includes certain items that are not reflected in the calculation of our net interest margin within our Banking Business and reduce our consolidated net interest margin, such as the borrowing costs at the Company and the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in our Securities Business, including items related to securities financing operations.

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

	For the Fiscal Years Ended June 30,
	2022			2021
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid	Average Balance[1]	Interest Income/Expense	Average Yields Earned/Rates Paid
Assets:
Loans[2,3]	$12,539,502	$624,501	4.98%	$11,287,008	$581,504	5.15%
Interest-earning deposits in other financial institutions	953,490	3,189	0.33%	1,329,029	1,359	0.10%
Investment securities[3]	198,637	7,410	3.73%	221,213	10,166	4.60%
Stock of the regulatory agencies, at cost	18,789	1,132	6.02%	17,250	932	5.40%
Total interest-earning assets	13,710,418	636,232	4.64%	12,854,500	593,961	4.62%
Non-interest-earning assets	296,228			172,712
Total Assets	$14,006,646			$13,027,212
Liabilities and Stockholder's Equity:
Interest-bearing demand and savings	$6,843,840	$20,207	0.30%	$7,324,855	$29,626	0.40%
Time deposits	1,226,774	13,567	1.11%	1,825,795	31,498	1.73%
Advances from the FHLB	349,796	4,625	1.32%	211,077	4,672	2.21%
Borrowings, subordinated notes and debentures	93	—	—%	116,255	406	0.35%
Total interest-bearing liabilities	$8,420,503	$38,399	0.46%	$9,477,982	$66,202	0.70%
Non-interest-bearing demand deposits	4,012,615			2,209,932
Other non-interest-bearing liabilities	143,841			121,545
Stockholder's equity	1,429,687			1,217,753
Total Liabilities and Stockholders' Equity	$14,006,646			$13,027,212
Net interest income		$597,833			$527,759
Interest rate spread[4]			4.18%			3.92%
Net interest margin[5]			4.36%			4.11%
1Average balances are obtained from daily data.
2Loans include loans held for sale, loan premiums and unearned fees.
3Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans include average balances of $26.4 million and $27.2 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2022 and 2021 twelve-month periods, respectively.
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

	Fiscal Year Ended June 30, 2022 vs 2021
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Increase (decrease) in interest income:
Loans and leases	$62,716	$(19,719)	$42,997
Interest-earning deposits in other financial institutions	(469)	2,299	1,830
Investment securities	(965)	(1,791)	(2,756)
Stock of the regulatory agencies	87	113	200
Total increase (decrease) in interest income	$61,369	$(19,098)	$42,271
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$(1,959)	$(7,460)	$(9,419)
Time deposits	(8,570)	(9,361)	(17,931)
Advances from the FHLB	2,301	(2,348)	(47)
Other borrowings	(203)	(203)	(406)
Total increase (decrease) in interest expense	$(8,431)	$(19,372)	$(27,803)
The Banking segment’s net interest income for the fiscal year ended June 30, 2022 totaled $597.8 million, an increase of 13.3%, compared to net interest income of $527.8 million for the fiscal year ended June 30, 2021. The growth of net interest income is primarily attributable to growth in volume of interest-earning assets from loan originations, primarily from commercial real estate and commercial & industrial lending, a decline in rates of interest-bearing demand and savings deposits and time deposits and growth in non-interest bearing deposits.
The Banking segment’s non-interest income decreased $18.2 million during the fiscal year ended June 30, 2022 to $60.9 million from the $79.2 million for the fiscal year ended June 30, 2021. The decrease in non-interest income for the fiscal year ended June 30, 2022, was primarily the result of a decrease in mortgage banking income of $23.1 million driven by the increase in mortgage rates partially offset by an increase of $6.1 million in prepayment penalty fee income.
Non-interest expense totaled $274.1 million for the fiscal year ended June 30, 2022, an increase of $19.5 million compared to fiscal 2021. General and administrative expenses increased by $16.4 million primarily due to an $11.0 million charge due largely to a one-time resolution of a contractual claim and a $5.3 million provision to the unfunded loan commitment liability, an increase in advertising and promotional expense of $8.6 million primarily due to costs paid to our Securities Segment for non-interest bearing deposits, a $5.8 million increase in data processing expense for systems enhancements, partially offset by a decrease of $4.7 million in salaries and related costs.
Securities Business
For the fiscal year ended June 30, 2022, our Securities Business segment had a loss before taxes of $2.4 million compared to the loss before taxes of $1.7 million for the fiscal year ended June 30, 2021.
The following table provides our Securities Business operating results:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2022	2021
Net interest income	$17,580	$18,746
Non-interest income	64,069	27,627
Non-interest expense	84,014	48,095
Income (Loss) before taxes	$(2,365)	$(1,722)
Net interest income for the fiscal year ended June 30, 2022 was $17.6 million compared to $18.7 million for the fiscal year ended June 30, 2021. The decrease was primarily a result of a decrease in the rates earned on securities borrowed and margin lending. In the Securities Business, interest is earned through margin loan balances, securities borrowed, and cash deposit balances. Interest expense is incurred from cash borrowed through bank lines and securities lending.

Non-interest income totaled $64.1 million for the fiscal year ended June 30, 2022, an increase of $36.4 million compared to the $27.6 million during the fiscal year ended June 30, 2021. The increase was primarily attributable to a $28.3 million increase related to the addition of AAS custody and mutual funds fees, an increase of $10.3 million in fees earned on FDIC insured bank deposits, partially offset by a decrease of $1.2 million in correspondent fees, and a decrease of $1.3 million of clearing and custodial related fees.
Non-interest expense was $84.0 million during the fiscal year ended June 30, 2022, an increase of $35.9 million compared to $48.1 million during the fiscal year ended June 30, 2021. The increase was primarily related to an increase of $16.9 million in salaries and related expenses related to staffing and the acquisition of AAS, an increase of $4.1 million depreciation and amortization expense, an increase of $4.0 million in broker-dealer clearing charges, an increase of $3.6 million in data processing, an increase of $2.7 million occupancy and equipment expense, an increase of $1.4 million advertising and promotional expense, and an increase of $1.4 million general and administrative expenses. The increases were primarily the result of the addition of AAS.
Selected information concerning Axos Clearing LLC follows as of or for the year ended:

	June 30,
(Dollars in thousands)	2022	2021
Compensation as a % of net revenue	38.0%	32.4%
FDIC insured program balances (end of period)	$3,452,358	$730,248
Customer margin balances (end of period)	$285,894	$327,148
Customer funds on deposit, including short credits (end of period)	$372,112	$322,153

Clearing:
Total tickets	1,236,292	2,053,362
Correspondents (end of period)	71	69

Securities lending:
Interest-earning assets – stock borrowed (end of period)	$338,980	$619,088
Interest-bearing liabilities – stock loaned (end of period)	$474,400	$728,988
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

	Fiscal Year Ended June 30, 2021 vs 2020
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Increase (decrease) in interest income:
Loan and Leases	$63,934	$(62,272)	$1,662
Interest-earning deposits in other financial institutions	5,473	(14,194)	(8,721)
Investment securities	(1,265)	(236)	(1,501)
Securities borrowed and margin lending	9,287	(5,406)	3,881
Stock of the regulatory agencies	(476)	179	(297)
Total increase (decrease) in interest income	$76,953	$(81,929)	$(4,976)
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$23,234	$(61,086)	$(37,852)
Time deposits	(13,730)	(14,805)	(28,535)
Securities loaned	544	273	817
Advances from the FHLB	(10,732)	3,416	(7,316)
Other borrowings	9,184	(2,405)	6,779
Total increase/(decrease) in interest expense	$8,500	$(74,607)	$(66,107)
Interest Income. Interest income for the fiscal year ended June 30, 2021 totaled $617.9 million, a decrease of $5.0 million, or 0.8%, compared to $622.8 million in interest income for the fiscal year ended June 30, 2020 primarily due to reduced rates on interest-earning assets, partially offset by growth in volume of interest-earning assets from loan originations, primarily from commercial real estate and commercial & industrial lending. Average interest-earning assets for the fiscal year ended June 30, 2021 increased by $2,167.7 million compared to the fiscal year ended June 30, 2020 primarily due to loan originations for investment which totaled $7,304.4 million during the year ended June 30, 2021. Yields on loans decreased by 58 basis points to 5.16% for the fiscal year ended June 30, 2021, primarily due to declines in market interest rates. For the fiscal year ended June 30, 2021, the growth in average balances contributed additional interest income of $77.0 million, which was offset by a $81.9 million decrease in interest income due to declines in market interest rates. The average yield earned on our interest-earning assets decreased to 4.49% for the fiscal year ended June 30, 2021, down from 5.37% in 2020 primarily due to decreases in loan yields and rates earned on deposits in other financial institutions. As a result of the Federal Reserve’s decisions to maintain the Fed Funds target rate near zero, the rates earned on our adjustable-rate loans are generally at their floor and the rates on newly originated loans are lower than the average rate of the loan portfolio.
Interest Expense. Interest expense totaled $79.1 million for the fiscal year ended June 30, 2021, a decrease of $66.1 million, or 45.5% compared to $145.2 million in interest expense during the fiscal year ended June 30, 2020, due primarily to a $192.0 million increase in non-interest bearing deposits and decreased rates on deposits, as a result of the Federal Reserve’s decisions to maintain the Fed Funds target rate near zero throughout the year, partially offset by greater volume of deposits due to growth. The average rate paid on all of our interest-bearing liabilities decreased to 0.79% for the fiscal year ended June 30, 2021 from 1.72% for the fiscal year ended June 30, 2020, due primarily to decreased rates on deposits. Average interest-bearing liabilities for the fiscal year ended June 30, 2021 increased $1,569.4 million compared to fiscal 2020. The average rate on interest-bearing demand and savings deposits decreased to 0.40% from 1.38% due to decreases in prevailing deposit rates across the industry. The rates on borrowing, subordinated notes and debentures also decreased to 3.65% from 5.45% due primarily to the mix of borrowings. The average rate on time deposits increased to 1.73% for the fiscal year ended June 30, 2021 from 2.42% for the fiscal year ended June 30, 2020, due to higher rate maturing time deposits. The average non-interest-bearing demand deposits were $2,182.0 million for the fiscal year ended June 30, 2021, up from $1,990.0 million, representing an increase of $192.0 million.
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

See “Asset Quality and Allowance for Credit Losses - Loans” for discussion of our allowance for loan and lease losses and the related loss provisions.
Non-interest Income. The following table sets forth information regarding our non-interest income:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2021	2020
Prepayment penalty fee income	$7,166	$5,993
Gain on sale-other	491	6,871
Mortgage banking income	42,150	20,646
Broker-dealer fee income	26,317	23,210
Banking and service fees	29,137	46,267
Total non-interest income	$105,261	$102,987
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

Non-interest Expense. The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2021	2020
Salaries and related costs	$152,576	$144,341
Data processing and internet	40,719	30,671
Depreciation and amortization	24,124	24,443
Advertising and promotional	14,212	14,523
Occupancy and equipment	13,402	12,059
Professional services	22,241	11,095
Broker-dealer clearing charges	11,152	8,210
FDIC and regulator fees	10,603	5,538
General and administrative	25,481	24,886
Total non-interest expense	$314,510	$275,766
Non-interest expense totaled $314.5 million for the fiscal year ended June 30, 2021, an increase of $38.7 million compared to fiscal 2020. Salaries and related costs increased $8.2 million, or 5.7%, in fiscal 2021 primarily due to the staffing additions from increased staffing levels to support expansion in the Banking segment, specifically for lending and information technology infrastructure development activities. Our staff increased to 1165 from 1099 or 6.0% between fiscal year ended June 30, 2021 and 2020 and increased to 1099 from 1007 or 9.1% between fiscal year ended June 30, 2020 and 2019.
Data processing increased $10.0 million, primarily due to enhancements to customer interfaces and the Bank’s core processing system.
Advertising and promotion expense increased $0.3 million, primarily due to reductions in deposit marketing throughout the year.
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
The Federal Deposit Insurance Corporation (“FDIC”) and regulator fee increased by $5.1 million in fiscal 2021 compared to fiscal 2020. The The increase corresponds to growth in average liabilities and small bank assessment credits received from the FDIC during fiscal 2020 which did not recur in fiscal 2021.
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

	Fiscal Year Ended June 30, 2021
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$527,760	$18,746	$(7,764)	$538,742
Provision for credit losses	23,750	—	—	23,750
Non-interest income	79,150	27,627	(1,516)	105,261
Non-interest expense	254,596	48,095	11,819	314,510
Income before taxes	$328,564	$(1,722)	$(21,099)	$305,743

	Fiscal Year Ended June 30, 2020
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$464,448	$16,630	$(3,467)	$477,611
Provision for credit losses	42,200	—	—	42,200
Non-interest income	80,374	24,817	(2,204)	102,987
Non-interest expense	216,895	43,525	15,346	275,766
Income before taxes	$285,727	$(2,078)	$(21,017)	$262,632
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

	For the Fiscal Years Ended June 30,
	2021			2020
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid	Average Balance[1]	Interest Income/Expense	Average Yields Earned/Rates Paid
Assets:
Loans[2,3]	$11,287,008	$581,504	5.15%	$10,122,818	$581,518	5.74%
Interest-earning deposits in other financial institutions	1,329,029	1,359	0.10%	700,659	8,839	1.26%
Investment securities[3]	221,213	10,166	4.60%	235,893	11,661	4.94%
Stock of the regulatory agencies, at cost	17,250	932	5.40%	25,696	1,532	5.96%
Total interest-earning assets	$12,854,500	$593,961	4.62%	$11,085,066	$603,550	5.44%
Non-interest-earning assets	172,712			188,625
Total Assets	$13,027,212			$11,273,691
Liabilities and Stockholder's Equity:
Interest-bearing demand and savings	$7,324,855	$29,626	0.40%	$4,864,591	$67,070	1.38%
Time deposits	1,825,795	31,498	1.73%	2,482,151	60,033	2.42%
Advances from the FHLB	211,077	4,672	2.21%	747,358	11,988	1.60%
Borrowings, subordinated notes and debentures	116,255	406	0.35%	3,092	11	0.36%
Total interest-bearing liabilities	$9,477,982	$66,202	0.70%	$8,097,192	$139,102	1.72%
Non-interest-bearing demand deposits	2,209,932			2,000,755
Other non-interest-bearing liabilities	121,545			85,951
Stockholder's equity	$1,217,753			$1,089,793
Total Liabilities and Stockholders' Equity	$13,027,212			$11,273,691
Net interest income		$527,759			$464,448
Interest rate spread[4]			3.92%			3.72%
Net interest margin[5]			4.11%			4.19%
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
The Banking segment’s non-interest income creased $1.2 million from $80.4 million to $79.2 million for the fiscal year ended June 30, 2021 compared to the fiscal year ended June 30, 2020. The decrease in non-interest income for the fiscal year ended June 30, 2021, as primarily the result of a decrease of $17.0 million in banking and service fees, primarily from Emerald Prepaid Mastercard® and Refund Transfer products associated with H&R Block that did not recur in fiscal 2021, and a $6.4 million decrease in gain on sale-other, as certain sales of lottery receivables and sales of Refund Advance loans to H&R Block in fiscal 2020 did not recur in fiscal 2021, partially offset by an increase in mortgage banking income of $21.0 million driven by the decline of mortgage rates to record lows over the year, and an increase of $1.2 million in prepayment penalty fee income.
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
The following table provides our Securities Business operating results:

	Fiscal Year Ended
(Dollars in thousands)	June 30, 2021	June 30, 2020
Net interest income	$18,746	$16,630
Non-interest income	27,627	24,817
Non-interest expense	48,095	43,525
Income (Loss) before income taxes	$(1,722)	$(2,078)
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
Selected information concerning Axos Clearing LLC follows as or for the year ended:

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
COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2022 AND JUNE 30, 2021
Our total assets increased $3.1 billion, or 22.0%, to $17.4 billion, as of June 30, 2022, up from $14.3 billion at June 30, 2021. The loan portfolio increased $2.7 billion on a net basis, primarily from portfolio loan originations of $10.4 billion, less principal repayments and other adjustments of $7.7 billion. Total cash increased by $0.5 billion primarily due to increased deposits. Total liabilities increased by $2.9 billion or 22.5%, to $15.8 billion at June 30, 2022, up from $12.9 billion at June 30, 2021. The increase in total liabilities resulted primarily from growth in deposits of $3.1 billion, partially offset by decreased securities loaned of $0.3 billion and decreased advances from the Federal Home Loan Bank of $0.2 billion. Stockholders’ equity increased by $242.0 million, or 17.3%, to $1.6 billion at June 30, 2022, up from $1.4 billion at June 30, 2021. The increase was largely the result of $240.7 million in net income for the fiscal year, $6.8 million vesting and issuance of RSUs and stock-based compensation expense, partially offset by a $5.4 million unrealized loss in other comprehensive income, net of tax.
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
Below is a reconciliation of net income, the nearest compatible GAAP measure, to adjusted earnings and adjusted EPS (Non-GAAP) for the periods shown:

	For Year Ended June 30,
(Dollars in thousands, except per share amounts)	2022	2021	2020
Net income	$240,716	$215,707	$183,438
Acquisition-related costs	11,355	9,826	10,108
Other costs[1]	10,975	—	—
Tax effect of adjustments	(6,519)	(2,894)	(3,048)
Adjusted earnings (Non-GAAP)	$256,527	$222,639	$190,498
Adjusted EPS (Non-GAAP)	$4.23	$3.68	$3.10
1 Primarily one-time resolution of a contractual claim.
We define “tangible book value,” as book value adjusted for goodwill and other intangible assets. Tangible book value is calculated using common stockholders’ equity minus mortgage servicing rights, goodwill and other intangible assets. Tangible book value per common share is calculated by dividing tangible book value by the common shares outstanding at the end of the period. We believe tangible book value per common share is useful in evaluating the Company’s capital strength, financial condition, and ability to manage potential losses. Other costs for the year ended June 30, 2022 relate to resolution of a contractual claim and a legal charge, neither of which are indicative of normal operating costs of the core business.
Below is a reconciliation of total stockholders’ equity, the nearest compatible GAAP measure, to tangible book value (Non-GAAP) as of the dates indicated:

	At the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2022	2021	2020
Total stockholders’ equity	$1,642,973	$1,400,936	$1,230,846
Less: preferred stock	—	—	5,063
Common stockholders’ equity	1,642,973	1,400,936	1,225,783
Less: mortgage servicing rights, carried at fair value	25,213	17,911	10,675
Less: goodwill and intangible assets	156,405	115,972	125,389
Tangible common stockholders’ equity (Non-GAAP)	$1,461,355	$1,267,053	$1,089,719
Common shares outstanding at end of period	59,777,949	59,317,944	59,612,635
Tangible book value per common share (Non-GAAP)	$24.45	$21.36	$18.28

ASSET QUALITY AND ALLOWANCE FOR CREDIT LOSSES - LOANS
Non-performing loans and foreclosed assets or “non-performing assets” consisted of the following:

	At June 30,
(Dollars in thousands)	2022	2021	2020
Non-performing assets:
Non-accrual loans:
Single Family - Mortgage & Warehouse	$66,424	$105,708	$84,030
Multifamily and Commercial Mortgage	33,410	20,428	3,425
Commercial Real Estate	14,852	15,839	—
Total non-accrual loans secured by real estate	114,686	141,975	87,455
Commercial & Industrial - Non-RE	2,989	2,942	213
Auto & Consumer	439	278	273
Other	80	—	—
Total non-performing loans	118,194	145,195	87,941
Foreclosed real estate	—	6,547	6,114
Repossessed vehicles	798	235	294
Total non-performing assets	$118,992	$151,977	$94,349
Total non-performing loans as a percentage of total loans	0.83%	1.26%	0.82%
Total non-performing assets as a percentage of total assets	0.68%	1.10%	0.68%
Our non-performing assets decreased to $119.0 million at June 30, 2022 from $152.0 million at June 30, 2021. The decrease in non-performing assets during the fiscal year ended June 30, 2022 was substantially comprised of a decrease in non-performing loans of $27.0 million. Non-performing assets as a percentage of total assets decreased to 0.68% at June 30, 2022 from 1.10% at June 30, 2021. The increase in non-performing assets during the fiscal year ended June 30, 2021 compared to June 30, 2020 was comprised of an increase in non-performing loans of $57.3 million.
The decrease in non-performing loans at June 30, 2022 is primarily the result of the resolution of challenges incurred by single family borrowers impacted by COVID-19. Approximately 56.2% of the Bank’s nonaccrual loans are single family first mortgages that have an aggregate loan-to-value ratio of 58.2%.
We believe that the write-downs taken as of June 30, 2022 on non-performing loans and the low average LTVs on the balance of real estate loans in our portfolio make our future risk of loss better than other banks with significant exposure to real estate loans. If average nationwide residential housing values and commercial real estate values decline or if nationwide unemployment increases, we are likely to experience growth in the level of our non-performing loans and leases, foreclosed real estate and repossessed vehicles in future periods.

Allowance for Credit Losses - Loans.
On July 1, 2020, the Company adopted ASC 326. The update replaces the historical incurred loss model to a current expected loss model. Refer to Note 1 - Summary of Significant Accounting Policies within this Form 10-K for further detail on the accounting adoption along with detail of the processes involved in determining the allowance for credit losses under the new guidance.
The following table sets forth the changes in our allowance for credit losses, by portfolio class for the dates indicated:

(Dollars in thousands)	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Auto & Consumer	Commercial & Industrial - Non-RE	Other	Total	Total Allowance as a % of Total Loans
Balance at June 30, 2019	$22,290	$3,807	$14,632	$6,339	$9,544	$473	$57,085	0.60%
Provision for credit losses	3,546	793	6,420	7,429	4,542	19,470	42,200
Charge-offs	(203)	—	—	(5,047)	(4,132)	(16,451)	(25,833)
Recoveries	266	119	—	741	—	1,229	2,355
Balance at June 30, 2020	25,899	4,719	21,052	9,462	9,954	4,721	75,807	0.71%
Effect of Adoption of ASC 326	6,318	7,408	25,893	610	7,042	29	47,300
Provision for credit losses	(3,242)	1,196	11,238	(1,354)	14,251	1,661	23,750
Charge-offs	(2,502)	(177)	(255)	(3,517)	(2,833)	(7,274)	(16,558)
Recoveries	131	—	—	1,318	46	1,164	2,659
Balance at June 30, 2021	26,604	13,146	57,928	6,519	28,460	301	132,958	1.15%
Provision for credit losses	(7,009)	1,332	11,411	10,492	2,544	(270)	18,500
Charge-offs	(82)	—	—	(4,024)	(322)	—	(4,428)
Recoveries	157	177	—	1,127	126	—	1,587
Balance at June 30, 2022	$19,670	$14,655	$69,339	$14,114	$30,808	$31	$148,617	1.04%
The following table sets forth our allowance for credit losses by portfolio class:

	At June 30,
	2022		2021		2020
(Dollars in thousands)	Amount of Allowance	Loan Category as a % of Total Allowance	Amount of Allowance	Loan Category as a % of Total Allowance	Amount of Allowance	Loan Category as a % of Total Allowance
Single Family - Mortgage & Warehouse	$19,670	13.2%	$26,604	20.0%	$25,899	34.2%
Multifamily and Commercial Mortgage	14,655	9.9%	13,146	9.9%	4,719	6.2%
Commercial Real Estate	69,339	46.7%	57,928	43.6%	21,052	27.8%
Commercial & Industrial - Non-RE	30,808	20.7%	28,460	21.4%	9,954	13.1%
Auto & Consumer	14,114	9.5%	6,519	4.9%	9,462	12.5%
Other	31	—%	301	0.2%	4,721	6.2%
Total	$148,617	100.0%	$132,958	100.0%	$75,807	100.0%
The Company’s allowance for credit losses increased $15.7 million or 11.8% from June 30, 2021 to June 30, 2022. As a percentage of the outstanding loan balance, the Company’s allowance was 1.04% at June 30, 2022 and 1.15% at June 30, 2021. Provisions for credit losses were $18.5 million for fiscal 2022 and $23.8 million for fiscal 2021. The Company’s credit loss provisions for fiscal 2022 compared to 2021 decreased by $5.3 million primarily due to updates in economic and business conditions and loan mix. Provisions for credit losses for fiscal 2022 were primarily comprised of provisions in Commercial Real Estate and Auto & Consumer due to growth in these segments of the loan portfolio.
Net charge-offs during the fiscal year ended June 30, 2022, were $2.8 million, primarily due to the auto & consumer segment. Net-charge-offs in fiscal 2022 decreased compared to fiscal 2021, due to decreases in net charge-offs of $6.1 million in other loans for the fully reserved charge-off of Refund Advance loans, $2.6 million in commercial & industrial - non RE, $2.4 million in single family - mortgage & warehouse, partially offset by an increase in net charge-offs of $0.7 million for auto & consumer.
Net charge-offs for single family - mortgage & warehouse loans increased $2.4 million for fiscal 2021. Net charge-offs for each of multifamily and commercial mortgage and commercial real estate loans increased $0.2 million in fiscal 2021, respectively. Net charge-offs for auto & consumer decreased $2.1 million for fiscal 2021. Net charge-offs for other decreased $9.1 million for fiscal 2021, primarily due to a $6.3 million decrease in Refund Advance charge-offs and a $0.9 million decrease in net charge-offs for unsecured consumer loans.

Between June 30, 2021 and 2022, the Bank’s total allowance for credit losses as a proportion of the loan portfolio decreased 11 basis points primarily due to updates in economic and business conditions and loan mix.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity. For Axos Bank, our sources of liquidity include deposits, borrowings, payments and maturities of outstanding loans, sales of loans, maturities or gains on sales of investment securities and other short-term investments. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We generally invest excess funds in overnight deposits and other short-term interest-earning assets. We use cash generated through retail deposits, our largest funding source, to offset the cash utilized in lending and investing activities. Our short-term interest-earning investment securities are used to provide liquidity for lending and other operational requirements.
As an additional source of funds, we have two credit agreements. Axos Bank can borrow up to 40% of its total assets from the FHLB. Borrowings are collateralized by pledging certain mortgage loans and investment securities to the FHLB. Based on loans and securities pledged at June 30, 2022, we had a total borrowing availability of an additional $2.0 billion available immediately and an additional $3.9 billion available with additional collateral, for advances from the FHLB for terms up to ten years.
The Bank can borrow from the discount window at the FRBSF. FRBSF borrowings are collateralized by commercial loans, consumer loans and mortgage-backed securities pledged to the FRBSF. Based on loans and securities pledged at June 30, 2022, the Bank had a total borrowing capacity of approximately $2.8 billion, all of which was available for use. At June 30, 2022, we also had $175.0 million in unsecured federal funds lines of credit with two major banks under which there were no borrowings outstanding.
In the past, the Bank has used long-term borrowings to fund our loans and to minimize our interest rate risk. Our future borrowings will depend on the growth of our lending operations and our exposure to interest rate risk. We expect to continue to use deposits and advances from the FHLB as the primary sources of funding our future asset growth.
Axos Clearing has $150.0 million uncommitted secured lines of credit available for borrowing. As of June 30, 2022, there was $58.4 million outstanding. These credit facilities bear interest at rates based on the Federal Funds rate and borrowings are due upon demand. The weighted average interest rate on the borrowings at June 30, 2022 was 2.99%.
Axos Clearing has a $175.0 million committed unsecured line of credit available for limited purpose borrowing, which includes $100.0 million from Axos Financial, Inc. As of June 30, 2022, there was $53.1 million outstanding after elimination of intercompany balances. This credit facility bears interest at rates based on the Federal Funds rate and borrowings are due upon demand. The unsecured line of credit requires Axos Clearing operate in accordance with specific covenants surrounding capital and debt ratios. Axos Clearing was in compliance of all covenants as of June 30, 2022.
In December 2004, we completed a transaction that resulted in $5.2 million of junior subordinated debentures for our company with a stated maturity date of February 23, 2035. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4%, for a rate of 3.90% as of June 30, 2022, with interest paid quarterly.
In March 2016, Axos completed the sale of $51.0 million aggregate principal amount of our 6.25% Subordinated Notes due February 28, 2026 (the “Notes 2026”). On March 31, 2021, the Company completed the redemption of $51.0 million aggregate principal amount. The Notes 2026 were redeemed for cash by the Company at 100% of their principal amount, plus accrued and unpaid interest, in accordance with the terms of the indenture governing the Notes 2026. On March 31, 2021, the Company completed the redemption of $51.0 million aggregate principal amount of its Notes 2026. The Notes 2026 were redeemed for cash by the Company at 100% of their principal amount, plus accrued and unpaid interest, in accordance with the terms of the indenture governing the Notes 2026. Remaining unamortized deferred financing costs associated with such notes were expensed and included under Interest Expense - Other Borrowings in the Consolidated Statements of Income.
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
In February 2022, the Company completed the sale of $150.0 million aggregate principal amount of its 4.00% Fixed-to-Floating Rate Subordinated Notes (the “Notes”). The Notes are obligations only of Axos Financial, Inc. The Notes mature on March 1, 2032 and accrue interest at a fixed rate per annum equal to 4.00%, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2022. From and including March 1, 2027, to, but excluding March 1, 2032 or the date of early redemption, the Notes will bear interest at a floating rate per annum equal to a benchmark rate of the Three-Month Term SOFR plus a spread of 2.27 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on June 1, 2027. The Notes may be redeemed on or after March 1, 2027, which date may be extended at the Company’s discretion, at a redemption price equal to principal plus accrued and unpaid interest, subject to certain conditions. Fees and costs incurred in connection with the debt offering amortize to interest expense over the term of the Notes.
Off-Balance Sheet Commitments. At June 30, 2022, we had commitments to originate loans with an aggregate outstanding principal balance of $3,504.3 million, commitments to sell loans with an aggregate outstanding principal balance at the time of sale of $8.4 million, and no commitments to purchase loans, investment securities or any other unused lines of credit. See Item 3. Legal Proceedings for further information on pending litigation in which we are involved.
Contractual Obligations. The Company enters into contractual obligations in the normal course of business primarily as a source of funds for its asset growth and to meet required capital needs. Our time deposits due within one year of June 30, 2022 totaled $0.7 billion. If these maturing deposits do not remain with us, we may be required to seek other sources of funds, including using off-balance sheet deposits managed by Axos Clearing, other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on deposits and borrowings than we currently pay on time deposits maturing within one year. We believe, however, based on past experience, that a portion of our time deposits will remain with us. We believe we have the ability to attract and retain deposits by adjusting interest rates offered.
The following table presents our contractual obligations for long-term debt, time deposits, and operating leases by payment date:

	At June 30, 2022
	Payments Due by Period
(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Long-term debt obligations[1,2]	$704,163	$163,763	$63,236	$31,949	$445,215
Other obligations[3]	28,083	11,160	8,890	6,914	1,119
Time deposits[2]	1,068,957	751,156	302,786	15,015	—
Operating lease obligations[4]	83,554	10,509	22,018	21,671	29,356
Total	$1,884,757	$936,588	$396,930	$75,549	$475,690
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

Information presented for June 30, 2022, reflects the Basel III capital requirements for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. At June 30, 2022, our Company and Bank met all the capital adequacy requirements to which they were subject to and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since June 30, 2022 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Company’s and Bank’s capital amounts, capital ratios and requirements were as follows:

				Minimum Capital Requirement	Minimum Capital Requirement with Capital Buffer	Minimum to Be Well Capitalized
	June 30,
(Dollars in thousands)	2022	2021	2020
Regulatory Capital Ratios (Company):
Tier 1 leverage ratio	9.25%	8.82%	8.97%	4.00%	4.00%	N/A
Common equity tier 1 capital ratio	9.86%	11.36%	11.22%	4.50%	7.00%	N/A
Tier 1 risk-based capital ratio	9.86%	11.36%	11.27%	6.00%	8.50%	N/A
Total risk-based capital ratio	12.73%	13.78%	12.64%	8.00%	10.50%	N/A

Regulatory Capital Ratios (Bank):
Tier 1 leverage ratio	10.65%	9.45%	9.25%	4.00%	4.00%	5.00%
Common equity tier 1 capital ratio	11.24%	12.28%	11.79%	4.50%	7.00%	6.50%
Tier 1 risk-based capital ratio	11.24%	12.28%	11.79%	6.00%	8.50%	8.00%
Total risk-based capital ratio	12.01%	13.21%	12.62%	8.00%	10.50%	10.00%
At June 30, 2022, the Company and Bank were in compliance with the capital conservation buffer requirement. Inclusive of the fully phased-in capital conservation buffer, the common equity Tier 1 capital, Tier 1 risk-based capital and total risk-based capital ratio minimums are 7.0%, 8.5% and 10.5%, respectively.
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

The net capital position of Axos Clearing was as follows:

(Dollars in thousands)	June 30, 2022	June 30, 2021
Net capital	$38,915	$35,950
Less: required net capital	6,250	8,046
Excess capital	$32,665	$27,904

Net capital as a percentage of aggregate debit items	12.45%	8.94%
Net capital in excess of 5% aggregate debit items	$23,290	$15,836
Axos Clearing, as a clearing broker, is subject to SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the benefit of customers. At June 30, 2022, the Company had a deposit requirement of $286.9 million and maintained a deposit of $335.8 million. On July 1, 2022, Axos Clearing made a withdrawal of excess deposits of $39 million. At June 30, 2021, the Company had a deposit requirement of $258.1 million and maintained a deposit of $251.2 million. On July 1, 2021, Axos Clearing made a deposit to satisfy the deposit requirement.
Certain broker-dealers have chosen to maintain brokerage customer accounts at Axos Clearing. To allow these broker-dealers to classify their assets held by the Company as allowable assets in their computation of net capital, the Company computes a separate reserve requirement for Proprietary Accounts of Brokers (PAB). At June 30, 2022, the Company had a deposit requirement of $29.1 million and maintained a deposit of $36.3 million. On July 1, 2022, Axos Clearing made a withdrawal of $6.1 million of excess deposits. At June 30, 2021, the Company had a deposit requirement of $73.6 million and maintained a deposit of $71.0 million. On July 1, 2021, Axos Clearing made a deposit to satisfy the deposit requirement.
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
We are exposed to different types of interest rate risk. These risks include lag, repricing, basis, prepayment and lifetime cap risk, each of which is described in further detail below:
Lag/Repricing Risk. Lag risk results from the inherent timing difference between the repricing of our adjustable rate assets and our liabilities. Repricing risk is caused by the mismatch of repricing methods between interest-earning assets and interest-bearing liabilities. Lag/repricing risk can produce short-term volatility in our net interest income during periods of interest rate movements even though the effect of this lag generally balances out over time. One example of lag risk is the repricing of assets indexed to the monthly treasury average (“MTA”). The MTA index is based on a moving average of rates outstanding during the previous 12 months. A sharp movement in interest rates in a month will not be fully reflected in the index for 12 months resulting in a lag in the repricing of our loans and securities based on this index. We expect more of our interest-earning assets will mature or reprice within one year than will our interest-bearing liabilities, resulting in a one year positive interest rate sensitivity gap (the difference between our interest rate sensitive assets maturing or repricing within one year and our interest rate sensitive liabilities maturing or repricing within one year, expressed as a percentage of total interest-earning assets). In a rising interest rate environment, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a greater increase in its yield on assets relative to its cost on liabilities, and thus an increase in its net interest income. If our interest-bearing liabilities lag in repricing is shorter, or reprices faster, than our interest-earning assets lag, then it would result in a reduction to our net interest income.
Basis Risk. Basis risk occurs when assets and liabilities have similar repricing timing but repricing is based on different market interest rate indices. Our earning assets that reprice are directly tied to various indices, such as: U.S. Treasury, SOFR, LIBOR, Ameribor, BSBY, Eleventh District Cost of Funds, Federal Funds (“Fed Funds”), Interest Rate on Excess Reserves (“IOER”) and Prime. Generally, our deposit rates are not directly tied to these same indices. A portion of the Bank’s deposits are based on administrative rates controlled by management and the remaining portion are directly tied to Fed Funds. Certain debt is linked to Fed Funds as well as LIBOR. Therefore, if liability-linked indices rise faster than asset-linked indices and there are no other changes in our asset/liability mix, our net interest income will likely decline due to basis risk.
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
Lifetime Cap Risk. Our adjustable rate loans have lifetime interest rate caps. In periods of rising interest rates, it is possible for the fully indexed interest rate (index rate plus the margin) to exceed the lifetime interest rate cap. This feature prevents the loan from repricing to a level that exceeds the cap’s specified interest rate, thus adversely affecting net interest income in periods of relatively high interest rates. On a weighted average basis, our adjustable rate loans at June 30, 2022 had lifetime rate caps that were 601 basis points greater than their current stated note rates. If market rates rise by more than the interest rate cap, we will not be able to increase these loan rates above the interest rate cap.
The principal objective of our asset/liability management is to manage the sensitivity of Market Value of Equity (“MVE”) to changing interest rates. Asset/liability management is governed by policies reviewed and approved annually by our Board of Directors. Our Board of Directors has delegated the responsibility to oversee the administration of these policies to the Bank’s asset/liability committee (“ALCO”). The interest rate risk strategy currently deployed by ALCO is to primarily use “natural” balance sheet hedging. ALCO makes adjustments to the overall MVE sensitivity by recommending investment and borrowing strategies. The management team then executes the recommended strategy by increasing or decreasing the duration of the investments and borrowings, resulting in the appropriate level of market risk the Board of Directors wants to maintain. Other examples of ALCO policies designed to reduce our interest rate risk include limiting the premiums paid to purchase mortgage loans or mortgage-backed securities. This policy addresses mortgage prepayment risk by capping the yield loss from an unexpected high level of mortgage loan prepayments. At least once a quarter, ALCO members report to our Board of Directors the status of our interest rate risk profile.
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

Banking Business
The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at June 30, 2022 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	June 30, 2022
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$1,176,728	$—	$—	$—	$1,176,728
Mortgage-backed and other investment securities[1]	245,137	1,238	12,119	18,780	277,274
Stock of the FHLB, at cost	17,250	—	—	—	17,250
Loans[2]	7,896,055	1,785,965	4,392,166	135,752	14,209,938
Loans held for sale	15,911	—	—	—	15,911
Total interest-earning assets	9,351,081	1,787,203	4,404,285	154,532	15,697,101
Non-interest-earning assets	—	—	—	—	305,613
Total assets	$9,351,081	$1,787,203	$4,404,285	$154,532	$16,002,714
Interest-bearing liabilities:
Interest-bearing deposits[3]	$7,157,834	$1,519,504	$311,808	$—	$8,989,146
Advances from the FHLB	17,500	10,000	30,000	60,000	117,500
Other borrowings	—	—	—	—	—
Total interest-bearing liabilities	7,175,334	1,529,504	341,808	60,000	9,106,646
Other non-interest-bearing liabilities	—	—	—	—	5,261,883
Stockholders’ equity	—	—	—	—	1,634,185
Total liabilities and equity	$7,175,334	$1,529,504	$341,808	$60,000	$16,002,714
Net interest rate sensitivity gap	$2,175,747	$257,699	$4,062,477	$94,532	$6,590,455
Cumulative gap	$2,175,747	$2,433,446	$6,495,923	$6,590,455	$6,590,455
Net interest rate sensitivity gap—as a % of interest-earning assets	13.86%	1.64%	25.88%	0.60%	41.99%
Cumulative gap—as a % of cumulative interest-earning assets	13.86%	15.50%	41.38%	41.99%	41.99%
1 Comprised of U.S. government securities, mortgage-backed securities and other securities, which are classified as trading and available-for-sale. The table reflects contractual repricing dates.
2 Loans includes loan premiums, discounts and unearned fees. The table reflects either contractual repricing dates, or maturities.
3 The table assumes that the principal balances for demand deposit and savings accounts will reprice in the first year.
The above table provides an approximation of the projected re-pricing of assets and liabilities at June 30, 2022 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are based on historical experience. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience. Actual repayments of these instruments could vary substantially if future experience differs from our historic experience.
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
Our net interest margin for the fiscal year ended June 30, 2022 increased to 4.36% compared to 4.11% for the fiscal year ended June 30, 2021. During the fiscal year ended June 30, 2022, interest income earned on loans and on mortgage backed and other investment securities was influenced by interest rate changes and the amortization of premiums and discounts on purchases, and interest expense paid on deposits and new borrowings were influenced by the Fed Funds rate.

The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Bank assumes no growth in the balance sheet other than for retained earnings:

	As of June 30, 2022
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$717,652	9.2%	$753,890	10.2%
Base	$657,276	—%	$684,396	—%
Down 100 basis points	$624,484	(5.0)%	$644,403	(5.8)%
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
The following table indicates the sensitivity of MVE to the interest rate movement as described above:

	As of June 30, 2022
(Dollars in thousands)	Market Value of Equity	Percentage Change from Base	MVE as a Percentage of Assets
Up 300 basis points	$1,714,744	(8.8)%	11.2%
Up 200 basis points	$1,793,761	(4.6)%	11.5%
Up 100 basis points	$1,855,855	(1.3)%	11.8%
Base	$1,881,034	—%	11.8%
Down 100 basis points	$1,843,679	(2.0)%	11.5%
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
At June 30, 2022, Axos Clearing held municipal obligations, these positions were classified as held for sale securities and had maturities greater than 10 years.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
The following financial statements are filed as a part of this Annual Report on Form 10-K beginning on page F-1:
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 version). Under an allowable one-year exclusion, the Company has not included the acquisition of E*TRADE Advisor Services (“EAS”) representing approximately: (i) less than 1% total assets; (ii) 27% of non-interest income and; (iii) less than 1% of net income for the year ended June 30, 2022, from the scope of management’s report on internal control over financial reporting. Based on this assessment, management has determined that our internal control over financial reporting as of June 30, 2022 is effective.
BDO USA, LLP has audited the effectiveness of the company’s internal control over financial reporting as of June 30, 2022, as stated in their report dated September 7, 2022.
Changes in Internal Control Over Financial Reporting. During the fiscal year ended June 30, 2022, the Company’s subsidiary Axos Clearing, LLC completed its acquisition of the current operating business unit Axos Advisor Services (“AAS”), which is being integrated into the operations of Axos Clearing LLC. As part of the integration activities, management applied controls and procedures to Axos Clearing and enhanced Company-wide controls to reflect the risks inherent in the Axos Clearing. There were no other changes in the Company’s internal control over financial reporting during the the quarter ended June 30, 2022 (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Axos Financial, Inc.
Las Vegas, Nevada
Opinion on Internal Control over Financial Reporting
We have audited Axos Financial, Inc.’s (the “Company’s”) internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of June 30, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2022, and the related notes and our report dated September 7, 2022 expressed an unqualified opinion thereon.
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
As indicated in the accompanying, Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of AAS, which was acquired on August 2, 2021, and which is included in the consolidated balance sheets of the Company as of June 30, 2022, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended. AAS constituted less than 1% and less than 1% of total assets and net assets, respectively, as of June 30, 2022, and 27% and less than 1% of non-interest income and net income (loss), respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of AAS because of the timing of the acquisition which was completed on August 2, 2021. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of AAS.
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
/s/ BDO USA, LLP

San Diego, California

September 7, 2022

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item with respect to directors and executive officers is incorporated herein by reference to the information contained in the sections captioned “Election of Directors” and “Executive Compensation” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2022 (the “Proxy Statement”).
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item is incorporated herein by reference to the information contained in the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1).	Financial Statements: See Part II, Item 8—Financial Statements and Supplementary data.
(a)(2).	Financial Statement Schedules: All financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.
(a)(3).	Exhibits:

Exhibit Number	Description	Incorporated By Reference to
2.1	Agreement and Plan of Merger, by and among Axos Clearing, LLC, Axos Clarity MergeCo., Inc., Cor Securities Holdings, Inc., the Seller Parties thereto and the Holder Representative, dated September 28, 2018	Exhibit 2.1 to the Current Form 8-K filed on October 1, 2018.
3.1	Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 6, 1999	Exhibit 3.1 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.1	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on August 19, 1999	Exhibit 3.5 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.2	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on February 25, 2003	Exhibit 3.6 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.3	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on January 25, 2005	Exhibit 3.2 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.4	Certificate Eliminating Reference to a Series of Shares from the Certificate of Incorporation of the Company	Exhibit 3.3 to the Current Report on Form 8-K filed on September 7, 2011.
3.1.5	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on October 25, 2013	Exhibit 3.1 to the Current Report on Form 8-K filed on October 28, 2013.
3.1.6	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 5, 2015	Exhibit 3.1 to the Current Report on Form 8-K filed on November 6, 2015.
3.1.7	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on September 11, 2018	Exhibit 3.1 to the Current Report on Form 8-K filed on September 11, 2018.
3.1.8	Certificate of Elimination relating to the Series A - 6% Cumulative Nonparticipating Perpetual Preferred Stock Convertible through January 2009, filed with the Delaware Secretary of State on January 25, 2021.	Exhibit 3.1.8 to the Quarterly Report on Form 10-Q filed on January 28, 2021
3.2	Amended and Restated By-laws	Exhibit 3.2 to the Current Report on Form 8-K filed on February 26, 2021.
4.1	Form of Common Stock Certificate of the Company	Exhibit 4.1 to the Current Report on Form 8-K filed on September 12, 2018.
4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.2 to the Annual Report on Form 10-K filed August 26, 2021.
4.3	Indenture for Subordinated Debt Securities, dated as of March 3, 2016, between Axos Financial, Inc. and U.S. Bank National Association, as trustee	Exhibit 4.1 to the Current Report on 8-K filed on September 18, 2020.
4.4	Second Supplemental Indenture, dated as of September 18, 2020, between Axos Financial, Inc. and U.S. Bank National Association, as trustee	Exhibit 4.2 to the Current Report on 8-K filed on September 18, 2020.

Exhibit Number	Description	Incorporated By Reference to
4.5	Form of Global Note to represent the 4.875% Fixed-to-Floating Rate Subordinated Notes due 2030 of Axos Financial, Inc.	Exhibit 4.3 to the Current Report on 8-K filed on September 18, 2020.
4.6	Indenture, dated as of February 24, 2022, between Axos Financial, Inc. and U.S. Bank Trust Company, National Association, as trustee	Exhibit 4.1 to the Current Report on 8-K filed on February 24, 2022.
4.7	First Supplemental Indenture, dated as of February 24, 2022, between Axos Financial, Inc. and U.S. Bank Trust Company, National Association, as trustee.	Exhibit 4.2 to the Current Report on 8-K filed on February 24, 2022.
4.8	Form of Global Note to represent the 4.00% Fixed-to-Floating Rate Subordinated Notes due 2032 of Axos Financial, Inc. (included in Exhibit 4.2 as Exhibit A).	Exhibit 4.3 to the Current Report on 8-K filed on February 24, 2022.
10.1	Form of Indemnification Agreement between the Company and each of its executive officers and directors	Exhibit 10.1 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on February 24, 2005.
10.2*	Amended and Restated 1999 Stock Option Plan, as amended	Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
10.3*	2004 Stock Incentive Plan, as amended November 20, 2007	Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
10.4*	2004 Employee Stock Purchase Plan, including forms of agreements thereunder	Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
10.5*	Amended and Restated Employment Agreement, between Axos Bank and Andrew J. Micheletti.	Exhibit 10.3 to the Current Report on Form 8-K filed on October 28, 2021.
10.6	Amended and Restated Declaration of Trust of BofI Trust I dated December 16, 2004	Exhibit 10.10 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
10.7*	Amended and Restated Employment Agreement, dated May 26, 2011, between the Company and subsidiaries, and Gregory Garrabrants	Exhibit 99.1 to the Current Report on Form 8-K filed on May 27, 2011.
10.7.1*	Second Amended and Restated Employment Agreement, dated June 30, 2017, between the Company and subsidiaries, and Gregory Garrabrants	Exhibit 99.1 to the Current Report on Form 8-K filed on July 7, 2017.
10.8	Lease Agreement dated December 5, 2011 between La Jolla Village, LLC and the Company	Exhibit 99.1 to the Current Report on Form 8-K filed on December 9, 2011.
10.9*	Description of Amendment to Employment Letter between Eshel Bar-Adon and BofI Federal Bank	Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 6, 2014.
10.10*	Description of Amendment to Employment Letter between Brian Swanson and BofI Federal Bank	Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on May 6, 2014.
10.10.1*	Description of Amendment to Employment Letter between Brian Swanson and BofI Federal Bank	Exhibits 99.1 and 99.2 to the Current Report on Form 8-K filed on January 15, 2015.
10.11	Office Space Lease Between Pacifica Tower LLC and BofI Holding, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on May 18, 2018.
10.12	Sixth Amendment to Office Space Lease Between 4350 La Jolla Village LLC and BofI Holding, Inc.	Exhibit 10.2 to the Current Report on Form 8-K filed on May 18, 2018.
10.13	Guaranty of Payment and Performance of Agreement and Plan of Merger, executed by the Company in favor of Cor Securities Holdings, Inc. on September 28, 2018	Exhibit 10.1 to the Current Report on Form 8-K filed on October 1, 2018

Exhibit Number	Description	Incorporated By Reference to
10.14*	Axos Financial, Inc. Amended and Restated 2014 Stock Incentive Plan	Appendix A to the Proxy Statement on Schedule 14A, filed on September 11, 2019 and September 8, 2021
10.15*	Description of Amendment to Employment Letter between Raymond Matsumoto and Axos Financial, Inc.	Exhibit 10.1 to the Quarterly Report on 10-Q filed on October 29, 2020.
10.16*	Amendment to Offer Letter between Derrick K. Walsh and Axos Financial, Inc.	Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on October 28, 2021.
10.17*	Change of Control Severance Agreement between Derrick K. Walsh and Axos Financial, Inc. and Axos Bank	Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on October 28, 2021.
10.18*	Form of Axos Financial, Inc. Amended and Restated 2014 Stock Incentive Plan Restricted Stock Award Unit Agreement	Filed herewith.
21.1	Subsidiaries of the Company	Filed herewith.
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm	Filed herewith.
24.1	Power of Attorney, incorporated by reference to the signature page to this report.	Signature page to this report.
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document	Filed herewith.
101.LAB**	Inline XBRL Taxonomy Label Linkbase Document	Filed herewith.
101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document	Filed herewith.
101.DEF**	Inline XBRL Taxonomy Definition Document	Filed herewith.
101.INS**	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
104**	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101
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

AXOS FINANCIAL, INC.

Date:	September 7, 2022	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory Garrabrants and Derrick K. Walsh, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant as of September 7, 2022 in the capacities indicated:

Signature	Title

/s/ Gregory Garrabrants	Chief Executive Officer (Principal Executive Officer), Director
Gregory Garrabrants

/s/ Derrick K. Walsh	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Derrick K. Walsh

/s/ Paul J. Grinberg	Chairman
Paul J. Grinberg

/s/ Nicholas A. Mosich	Vice Chairman
Nicholas A. Mosich

/s/ James S. Argalas	Director
James S. Argalas

/s/ Tamara N. Bohlig	Director
Tamara N. Bohlig

/s/ Stefani D. Carter	Director
Stefani D. Carter

/s/ James J. Court	Director
James J. Court

/s/ Uzair Dada	Director
Uzair Dada

/s/ Edward J. Ratinoff	Director
Edward J. Ratinoff

AXOS FINANCIAL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Axos Financial, Inc.
Las Vegas, Nevada
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Axos Financial, Inc. and subsidiaries (the “Company”) as of June 30, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated September 7, 2022 expressed an unqualified opinion thereon.
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
San Diego, California
September 7, 2022

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	At June 30,
(Dollars in thousands, except par and stated value)	2022	2021
ASSETS
Cash and cash equivalents	$1,202,587	$715,624
Cash segregated for regulatory purposes	372,112	322,153
Total cash, cash equivalents, cash segregated	1,574,699	1,037,777
Securities:
Trading	1,758	1,983
Available-for-sale	262,518	187,335
Stock of regulatory agencies	20,368	19,995
Loans held for sale, carried at fair value	4,973	29,768
Loans held for sale, lower of cost or fair value	10,938	12,294
Loans—net of allowance for credit losses of $148,617 as of June 2022 and $132,958 as of June 2021	14,091,061	11,414,814
Mortgage servicing rights, carried at fair value	25,213	17,911
Other real estate owned and repossessed vehicles	798	6,782
Securities borrowed	338,980	619,088
Customer, broker-dealer and clearing receivables	417,417	369,815
Goodwill and other intangible assets—net	156,405	115,972
Other assets	496,037	432,031
TOTAL ASSETS	$17,401,165	$14,265,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$5,033,970	$2,474,424
Interest bearing	8,912,452	8,341,373
Total deposits	13,946,422	10,815,797
Advances from the Federal Home Loan Bank	117,500	353,500
Borrowings, subordinated notes and debentures	445,244	221,358
Securities loaned	474,400	728,988
Customer, broker-dealer and clearing payables	511,654	535,425
Accounts payable, accrued liabilities and other liabilities	262,972	209,561
Total liabilities	15,758,192	12,864,629
COMMITMENTS AND CONTINGENCIES (Note 18)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding as of June 2022 and June 2021, respectively	—	—
Common stock—$0.01 par value; 150,000,000 shares authorized, 68,859,722 shares issued and 59,777,949 shares outstanding as of June 2022; 68,069,321 shares issued and 59,317,944 shares outstanding as of June 2021	689	681
Additional paid-in capital	453,784	432,550
Accumulated other comprehensive income (loss)—net of tax	(2,933)	2,507
Retained earnings	1,428,444	1,187,728
Treasury stock, at cost; 9,081,773 shares as of June 2022 and 8,751,377 shares as of June 2021	(237,011)	(222,530)
Total stockholders’ equity	1,642,973	1,400,936
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,401,165	$14,265,565
See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
(Dollars in thousands, except earnings per share)	2022	2021	2020
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$626,628	$584,410	$582,748
Securities borrowed and customer receivables	20,512	20,466	16,585
Investments	12,588	12,987	23,506
Total interest and dividend income	659,728	617,863	622,839
INTEREST EXPENSE:
Deposits	33,620	60,529	126,916
Advances from the Federal Home Loan Bank	4,625	4,672	11,988
Securities loaned	1,124	1,496	679
Other borrowings	13,201	12,424	5,645
Total interest expense	52,570	79,121	145,228
Net interest income	607,158	538,742	477,611
Provision for credit losses	18,500	23,750	42,200
Net interest income, after provision for credit losses	588,658	514,992	435,411
NON-INTEREST INCOME:
Prepayment penalty fee income	13,303	7,166	5,993
Gain on sale - other	165	491	6,871
Mortgage banking income	19,033	42,150	20,646
Advisory fee income	29,230	—	—
Broker-dealer fee income	22,880	26,317	23,210
Banking and service fees	28,752	29,137	46,267
Total non-interest income	113,363	105,261	102,987
NON-INTEREST EXPENSE:
Salaries and related costs	167,390	152,576	144,341
Data processing	50,159	40,719	30,671
Depreciation and amortization	24,596	24,124	24,443
Professional services	22,482	22,241	11,095
Advertising and promotional	13,580	14,212	14,523
Occupancy and equipment	13,745	13,402	12,059
Broker-dealer clearing charges	15,184	11,152	8,210
FDIC and regulatory fees	11,823	10,603	5,538
General and administrative expense	43,103	25,481	24,886
Total non-interest expense	362,062	314,510	275,766
INCOME BEFORE INCOME TAXES	339,959	305,743	262,632
INCOME TAXES	99,243	90,036	79,194
NET INCOME	$240,716	$215,707	$183,438
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$240,716	$215,518	$183,129
COMPREHENSIVE INCOME	$235,276	$219,151	$182,485
Basic earnings per share	$4.04	$3.64	$3.01
Diluted earnings per share	$3.97	$3.56	$2.98

See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30,
(Dollars in thousands)	2022	2021	2020
NET INCOME	$240,716	$215,707	$183,438
Net unrealized gain (loss) from available-for-sale securities, net of tax expense (benefit) of $(2,416), $1,495, and $(381) for the years ended June 30, 2022, 2021 and 2020, respectively.	(5,440)	3,444	(953)
Other comprehensive income (loss)	(5,440)	3,444	(953)
COMPREHENSIVE INCOME	$235,276	$219,151	$182,485

See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
Balance as of June 30, 2019	515	$5,063	66,563,922	(5,435,105)	61,128,817	$666	$389,945	$826,170	$16	$(148,810)	$1,073,050
Net income	—	—	—	—	—	—	—	183,438	—	—	183,438
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(953)	—	(953)
Cash dividends on preferred stock	—	—	—	—	—	—	—	(309)	—	—	(309)
Purchase of treasury stock	—	—	—	(1,970,464)	(1,970,464)	—	—	—	—	(38,858)	(38,858)
Stock-based compensation expense and restricted stock unit vesting	—	—	759,131	(304,849)	454,282	7	21,928	—	—	(7,457)	14,478
Balance as of June 30, 2020	515	$5,063	67,323,053	(7,710,418)	59,612,635	$673	$411,873	$1,009,299	$(937)	$(195,125)	$1,230,846
Cumulative effect of change in accounting principle net of tax, adoption of ASU No. 2016-13	—	—	—	—	—	—	—	(37,088)	—	—	(37,088)
Net income	—	—	—	—	—	—	—	215,707	—	—	215,707
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	3,444	—	3,444
Cash dividends on preferred stock	—	—	—	—	—	—	—	(103)	—	—	(103)
Preferred stock - Series A redemption	(515)	(5,063)	—	—	—	—	—	(87)	—	—	(5,150)
Purchase of treasury stock	—	—	—	(753,597)	(753,597)	—	—	—	—	(16,757)	(16,757)
Stock-based compensation expense and restricted stock unit vesting	—	—	746,268	(287,362)	458,906	8	20,677	—	—	(10,648)	10,037
Balance as of June 30, 2021	—	$—	68,069,321	(8,751,377)	59,317,944	$681	$432,550	$1,187,728	$2,507	$(222,530)	$1,400,936
Net income	—	—	—	—	—	—	—	240,716	—	—	240,716
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(5,440)	—	(5,440)
Stock-based compensation expense and restricted stock unit vesting	—	—	790,401	(330,396)	460,005	8	21,234	—	—	(14,481)	6,761
Balance as of June 30, 2022	—	$—	68,859,722	(9,081,773)	59,777,949	$689	$453,784	$1,428,444	$(2,933)	$(237,011)	$1,642,973

See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(Dollars in thousands)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$240,716	$215,707	$183,438
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion and amortization on securities, net	(423)	(365)	291
Net accretion of discounts on loans	(7,249)	(7,050)	(35,493)
Amortization of borrowing costs	706	1,569	208
Amortization of operating lease right of use asset	10,899	10,598	10,543
Stock-based compensation expense	21,242	20,685	21,935
Net change in trading activity	225	(1,878)	1,217
Provision for credit losses	18,500	23,750	42,200
Deferred income taxes	(9,400)	(8,828)	(6,551)
Origination of loans held for sale	(656,487)	(1,608,700)	(1,601,579)
Unrealized (gain) loss on loans held for sale	733	1,469	(1,360)
Gain on sales of loans held for sale	(16,970)	(42,641)	(27,517)
Proceeds from sale of loans held for sale	689,530	1,671,515	1,614,379
Amortization and change in fair value of mortgage servicing rights	(2,228)	6,319	5,806
(Gain) loss on sale of other real estate and foreclosed assets	(458)	(201)	(449)
Depreciation and amortization	24,596	24,124	24,443
Increase in cash surrender value of BOLI	(4,220)	(175)	(174)
Net changes in assets and liabilities which provide (use) cash:
Securities borrowed	280,108	(396,720)	(77,662)
Customer, broker-dealer and clearing receivables	(43,925)	(149,549)	(17,074)
Other assets	(102,636)	(7,084)	(36,805)
Securities loaned	(254,588)	473,043	57,589
Customer, broker-dealer and clearing payables	(23,771)	187,811	109,010
Accounts payable and other liabilities	45,382	(817)	17,723
Net cash provided by operating activities	210,282	412,582	284,118
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(143,733)	(122,338)	(304,930)
Proceeds from sales of securities	70,751	—	—
Proceeds from repayment of securities	61,117	74,667	325,704
Purchase of stock of regulatory agencies	(54,350)	(305)	(55,870)
Proceeds from redemption of stock of regulatory agencies	54,350	920	55,536
Origination of loans held for investment	(10,325,104)	(5,761,303)	(6,573,568)
Proceeds from sale of loans held for investment	106,324	80,049	37,300
Mortgage warehouse loans activity, net	333,562	(139,806)	(172,319)
Purchases of loans, net of discounts and premiums	(33,085)	(3,619)	—
Principal repayments on loans	7,220,931	5,013,817	5,349,800
Proceeds from sales of other real estate owned and repossessed assets	8,654	1,586	2,241
Acquisition of business activity, net of cash acquired	(54,597)	—	—
Purchases of furniture, equipment, software and intangibles	(21,504)	(10,437)	(12,333)
Net cash used in investing activities	(2,776,684)	(866,769)	(1,348,439)

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(Dollars in thousands)	2022	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	3,130,625	(520,897)	2,353,521
Proceeds from the Federal Home Loan Bank term advances	—	—	65,000
Repayments of the Federal Home Loan Bank term advances	(50,000)	(70,000)	(55,000)
Net (repayment) proceeds of Federal Home Loan Bank other advances	(186,000)	181,000	(226,000)
Net (repayment) proceeds of other borrowings	75,300	14,700	(85,300)
Redemption of subordinated notes	—	(51,000)	—
Repayment of Paycheck Protection Program Liquidity Facility advances	—	(151,952)	—
Proceeds from Paycheck Protection Program Liquidity Facility advances	—	—	151,952
Tax payments related to settlement of restricted stock units	(14,481)	(10,648)	(7,457)
Repurchase of treasury stock	—	(16,757)	(38,858)
Redemption of preferred stock, Series A	—	(5,150)	—
Cash dividends paid on preferred stock	—	(103)	(386)
Payment of debt issuance costs	(2,120)	(2,748)	—
Proceeds from issuance of subordinated notes	150,000	175,000	—
Net cash provided by (used in) financing activities	3,103,324	(458,555)	2,157,472
NET CHANGE IN CASH AND CASH EQUIVALENTS	536,922	(912,742)	1,093,151
CASH AND CASH EQUIVALENTS—Beginning of year	$1,037,777	$1,950,519	$857,368
CASH AND CASH EQUIVALENTS—End of year	$1,574,699	$1,037,777	$1,950,519
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on interest-bearing liabilities	$50,269	$77,995	$145,452
Income taxes paid	99,701	92,506	80,430
Transfers from loans held for investment to other real estate and repossessed vehicles	2,134	1,903	1,315
Transfers from loans held for investment to loans held for sale	105,884	71,136	141,849
Transfers from loans held for sale to loans held for investment	3,098	29,616	—
Loans held for investment sold, cash not received	—	—	61,029
Securities transferred from available-for-sale portfolio to other assets	—	70,751	17,482
Impact of adoption of ASC 326 on retained earnings	—	37,088	—
Operating lease liabilities for obtaining right of use assets	6,876	—	82,950

See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

AXOS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED June 30, 2022, 2021 AND 2020
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
Axos Financial, Inc. was incorporated in the State of Delaware on July 6, 1999 for the purpose of organizing and launching an internet-based savings bank. The Bank, which opened for business over the internet on July 4, 2000, is subject to regulation and examination by the Office of the Comptroller of the Currency (“OCC”), its primary regulator. The Federal Deposit Insurance Corporation (“FDIC”) insures the Bank’s deposit accounts up to the maximum allowable amount. Axos Clearing LLC, a clearing broker dealer, is regulated by the SEC and FINRA. Axos Invest, a platform through which digital investment advisory services are offered to retail investors, is regulated by the SEC and FINRA.
Business. The Company provides banking and securities products and services to its customers through its online and low-cost distribution channels and affinity partners. The Bank’s deposit products are demand accounts, savings and money market accounts, and time deposits marketed to consumers and businesses located in all fifty states. The Bank’s lending products include residential single family mortgage, multifamily mortgage, and commercial mortgage loans. Additionally, the Bank also originates loans secured by commercial real estate properties (“CRE”), loans secured by commercial assets and non-bank lenders (Commercial & Industrial - Non-Real Estate), auto and unsecured loans and other loans. The Bank’s business is primarily concentrated in the State of California and is subject to the general economic conditions of that state. Securities products and services generate interest and fee income by providing comprehensive securities clearing and custody services to introducing broker-dealers and registered investment advisor correspondents and digital investment advisory services to retail investors, respectively.
Use of Estimates. In preparing the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, credit losses on available for sale debt securities and the fair value of certain financial instruments.
Revenue Recognition. The Company accounts for certain revenue streams under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), which provides that an entity shall recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Certain non-interest income, such as deposit service fees, advisory fee income and broker-dealer clearing fees, are within the scope of ASC 606.
Advisory Fee Income - Asset-Based Custody Fees and Asset-Based Fund Fees. Asset based custody fees consist of custody fees, and other ancillary fees. Custody fees vary based on a percentage of average customer assets under custody. Other ancillary fees may be charged based on average customer assets or based on specific activity. Revenue is recognized over the period where assets are held as the customer simultaneously receives and consumes the benefits. Asset based fund fees consist of 12b-1 and mutual fund shareholder services fees. Asset based fund fees are charged based on a percentage of client assets invested in certain funds. Revenue is calculated each month based on the average daily assets invested in particular funds. Revenue is recognized over the period where assets are invested in certain funds. The performance obligations relates to directing the assets to certain funds and revenue recognition is constrained until the amount of average assets invested in each fund is known.
Broker Dealer Clearing Fees. The Company earns revenues for executing, settling and clearing securities transactions for other broker-dealers on a fully disclosed basis. Trade execution and clearing services, when provided together, represent a single performance obligation as the services are not separately identifiable in the context of the contract. Revenues associated with combined trade execution and clearing services, as well as trade execution services on a standalone basis, are recognized at a point in time on trade-date. The Company believes that the performance obligation is satisfied on the trade date because that is when the underlying security or purchaser is identified, the pricing is agreed upon and the risks and rewards of ownership have been transferred to/from the customer. The Company also earns revenues for services which are separately identifiable and represent a distinct performance obligation which is recognized over time as the customer simultaneously receives and consumes the benefits. Certain clearing or other related fees represent a modification of the original contract as they are distinct services. All trade and execution services are priced at their standalone selling price. Clearing and other fees are generally deducted from the introducing brokers’ commissions on a monthly basis.
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
Card Fees. Fees, exchange, and other service charges are primarily comprised of debit and credit card income, ATM fees, merchant services income, and other service charges. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.
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
The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606 for the periods indicated:

	Year Ended June 30,
(Dollars in thousands)	2022	2021	2020
Advisory fee income	$28,309	$—	$—
Broker-dealer clearing fees	19,754	22,156	16,265
Deposit service fees	4,508	4,173	4,240
Card fees	3,764	3,625	5,040
Bankruptcy trustee and fiduciary service fees	3,099	1,380	1,272
Non-interest income (in-scope Topic 606)	59,434	31,334	26,817
Non-interest income (out-of-scope Topic 606)	53,929	73,927	76,170
Total non-interest income	$113,363	$105,261	$102,987
Contract Balances. A contract asset or receivable is recognized if the Company performs a service or transfers a good in advance of receiving consideration. A contract liability is recognized if the Company receives consideration (or has the unconditional right to receive consideration) in advance of performance. As of June 30, 2022 and 2021, respectively, the Company’s contract assets and liabilities were not considered material.
Other. Income from bank owned life insurance is accounted for in accordance with ASC 325, Investments - Other. Increases in the net cash surrender value of the policies, as well as insurance proceeds received, are recorded in non-interest income and are not subject to income taxes. Lending related income includes fees earned from gains or losses on the sale of loans, SBA income, and letter of credit fees. Gains and losses on the sale of loans and Small Business Administration (“SBA”) income are recognized pursuant to ASC 860, Transfers and Servicing. Gain or loss on the sale of financial assets is measured as the net assets received from the sale less the carrying amount of the loan sold. The net assets received from the sale represent the fair value of any assets obtained or liabilities incurred as part of the transaction, including but not limited to cash, servicing assets, retained securitization investments and recourse obligations. Fees related to standby letters of credit are accounted for in accordance with ASC 440, Commitments. Net gain or loss on sales / valuations of repossessed and other assets is presented as a component of non-interest expense but may also be presented as a component of non-interest income in the event that a net gain is recognized. Net gain or loss on sales of repossessed and other assets are accounted for in accordance with ASC 610, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets.
Cash and Cash Equivalents. The Bank’s cash, due from banks, money market mutual funds and federal funds sold, all of which have original maturities within 90 days, consist of cash and cash equivalents. Net cash flows are reported for customer deposit transactions.
Cash segregated for regulatory purposes. The Board of Governors of the Federal Reserve System (“the Federal Reserve”) regulations require depository institutions to maintain certain minimum reserve balances. Included within this are cash balances required by the Federal Reserve Bank of San Francisco (“FRBSF”) of the Bank. In addition, this line item includes qualified deposits in special reserve bank accounts for the exclusive benefit of Axos Clearing customers in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other regulations.
Securities. The Company classifies securities at the time of purchase depending on intent. Debt securities are classified as held-to-maturity and carried at amortized cost when management has both the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when they might be sold before maturity. Securities available-for-sale are reported at estimated fair value, with unrealized gains and losses, net of the related tax effects, excluded from operations and reported as a separate component of “Accumulated other comprehensive income or loss” on the Consolidated Balance Sheets. Trading securities refer to certain types of assets that banks hold for resale at a profit or when the Company elects to account for certain securities at fair value. Increases or decreases in the fair value of trading securities are recognized in earnings as they occur.
Gains and losses on securities sales are based on a comparison of sales proceeds and the amortized cost of the security sold using the specific identification method. Purchases and sales are recognized on the trade date. Interest income includes amortization of purchase premiums or discounts. Premiums and discounts on securities are amortized or accreted using the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates at the individual security level whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. The remaining change in fair value is recognized in “Other comprehensive income” on the Consolidated Statements of Comprehensive Income. Changes in the allowance for credit losses, if any, are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the available-for-sale investment security is confirmed as uncollectible or when either of the criteria regarding intent or requirement to sell is met.
Loans. Loans that are held for investment are loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at the principal balance outstanding, net of unearned interest, deferred purchase premiums and discounts, deferred loan origination fees and costs, and an allowance for credit loss - loans. Interest income is accrued on the unpaid principal balance. Premiums and discounts on loans purchased as well as loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method.
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
Multifamily and Commercial Mortgage. The Company originates loans secured by multifamily real estate (more than four units) and commercial real estate (typically from $0.5 million to $10 million). These loans involve a greater degree of risk than one-to-four family residential mortgage loans as these loans can be greater in amount, dependent on the cash flow capacity of the project, and may be more difficult to evaluate and monitor. Repayment of loans secured by properties frequently depends on the successful operation and management of the properties. Consequently, repayment of such loans may be affected by adverse conditions in the real estate market or economy. The Company attempts to mitigate these risks by monitoring the LTV and minimum debt service coverage ratios, in addition to thoroughly evaluating the global financial condition of the borrower, the management experience of the borrower, and the quality of the collateral property securing the loan.
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
Other. The Company originates other loans, which include structured settlements, SBA consumer loans and refund advance loans. Structured settlements are originated through the wholesale and retail purchase of state lottery prize and structured settlement annuities. These annuities are high credit quality deferred payment receivables having a state lottery commission or primarily highly rated insurance company payor. Purchases of state lottery prize or structured settlement annuities are governed by specific state statutes requiring judicial approval of each transaction. No transaction is funded before an order approving such transaction has been entered by a court of competent jurisdiction. The Company attempts to mitigate these risks by adhering to its underwriting policies in evaluating the credit-worthiness of the state or insurer. Federal Paycheck Protection Program (“PPP”) loans made by the Bank under the Federal Coronavirus Aid, Relief and Economic Security Act (“CARES”) Act are guaranteed by the SBA and, if the loan funds are used by the borrower for specific purposes as provided under the PPP, may be fully or partially forgiven by the SBA at which time, the Bank will receive funds related to the PPP loan forgiveness directly from the SBA. Because of the underwriting policies and SBA guarantee, the Company does not expect any probable incurred credit losses and has provided a de minimis amount of allowance for credit losses.
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
Loans that were originated with the intent and ability to hold for the foreseeable future (loans held for investment), but which have been subsequently designated as being held for sale for risk management or liquidity needs are carried at the lower of cost or fair value calculated using pools of loans with similar characteristics.
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
Credit losses are charged off when the Company believes that collectability of at least some portion of outstanding principal is unlikely. These charge-offs are recorded as a reversal, thereby reducing, the allowance for credit losses. Recoveries on loans previously charged off are recorded as an increase to the allowance for credit losses. The allowance for credit losses is maintained at a level needed to absorb expected credit losses over the contractual life, considering the effects of prepayments, of the loan portfolio as of the reporting date. Determining the adequacy of the allowance for credit losses is complex and requires judgment by Management about the effect of matters that are inherently uncertain. As such, a future assessment of current conditions may require material adjustments to the allowance.
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
The Company defines a segment as the level at which the Company develops a systematic methodology to determine the allowance. Additionally, the Company can further stratify loans of similar type, risk attributes and methods for monitoring credit risk. The Company categorizes the loan portfolio into six segments: Single Family - Mortgage & Warehouse, Multifamily and Commercial Mortgage, Commercial Real Estate, Commercial & Industrial - Non Real Estate, Auto & Consumer and Other. Refer to detail above within this Note under Loans.
The method for estimating expected life-time credit losses includes, among other things, the following main components: 1) The use of a probability of default (“PD”)/loss given default (“LGD”) model; 2) defining a number of economic scenarios across the benign to adverse spectrum; 3) a reasonable forecast period of 24 months for all loan segments; and 4) a reversion period of 12 months using a linear transition to historical loss rates for each loan pool. After the reversion period, the historical loss rate is applied over the remaining contractual life of loan. Reasonable forecast periods and reversion periods are subject to periodic review and may be adjusted based on the Company’s view of current economic conditions. The results of the estimate are calculated for several scenarios across the benign to adverse spectrum for each of the Company’s loan portfolio segments. The weighting of scenarios is subject to periodic review and may be adjusted based on the Company’s view of current economic conditions.
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
•Macroeconomic Environment - considerations not reflected in the data utilized in the model; and
•Loan Trends - credit performance trends, including a borrower’s financial condition and credit rating.
Specifically, Management reviews whether the model reflects the appropriate level of PD and LGD, given the macroeconomic forecasts used as compared to the Company’s loan portfolio. Management determines the adequacy of the allowance for credit losses based on reviews of individual loans, recent loss experience, current economic conditions, expectations about future economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. If, based on Management’s evaluation, macroeconomic factors do not capture Management’s assumption regarding collateral values (LGD) and defaults (PD), Management will apply additional qualitative overlays to the loan portfolio. This evaluation is inherently subjective and requires estimates that are susceptible to significant revision as more information becomes available.
Prior to July 1, 2020, the entire allowance for credit losses for each portfolio class was a valuation allowance for probable losses existing in the loan portfolio. Under the prior methodology, the quantitative analysis determined was based on the Bank’s actual annual historic charge-off rates for the previous three fiscal years and applies the average historic rates to the outstanding loan and lease balances in each pool, the product of which is the general reserve amount. The qualitative analysis considered one or more of the following factors: changes in lending policies and procedures, changes in economic conditions, changes in the content of the portfolio, changes in lending management, changes in the volume of delinquency rates, changes to the scope of the loan and lease review system, changes in the underlying collateral of the loans and leases, changes in credit concentrations and any changes in the requirements to the credit loss calculations. When specific loan impairment analysis is performed under ASC 310-10, the impairment was either recorded as a charge-off to the loan allowance or, if such loan was a troubled debt restructuring (“TDR”), the impairment is recorded as a specific loan loss allowance.
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
Loan Commitments. Loans commitments not unconditionally cancellable are subject to an estimate of credit loss under a current expected credit loss model. The Company’s process for determining the estimate of credit loss on loan commitments is the same as it is on loans. Refer to detail of Allowance on Credit Losses above. Allowance on Credit Losses of off-balance sheet commitments is presented separately in “Accounts payable, accrued liabilities and other liabilities” on the Consolidated Balance Sheets.
Leases. The Company leases office space under operating lease agreements scheduled to expire at various dates. The Company accounts for leases under ASC 842, Leases. At lease commencement, lease liabilities are recognized based on the present value of the remaining lease payments and discounted using the Company’s incremental borrowing rate, which is a blended rate comprised of the FHLB term rate and the Company’s subordinated debt rate. Right-of-use assets initially equal the lease liability, adjusted for any lease payments made prior to lease commencement and for any lease incentives.

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
Lessee Arrangements. Substantially all of the Company’s lessee arrangements are operating leases. Under these arrangements, the Company records right-of-use assets and lease liabilities at lease commencement. Right-of-use assets are reported in “Other assets” on the Consolidated Balance Sheets, and the related lease liabilities are reported in “Accounts payable, accrued liabilities and other liabilities”. All leases are recorded on the Consolidated Balance Sheets, except leases with an initial term less than 12 months for which the Company made the short-term lease election. Lease expense is recognized on a straight-line basis over the lease term and is recorded in “Occupancy and equipment” expense in the Consolidated Statements of Income.
Mortgage Servicing Rights. Mortgage servicing assets are recognized when rights are retained upon sale of loans. The Company measures its servicing asset using the fair value method. Under the fair value method, the servicing rights are included on the Consolidated Balance Sheets at fair value. The changes in fair value are reported in earnings in the period in which the changes occur and the adjustments are included in “Mortgage banking income”, a component of non-interest income in the Consolidated Statements of Income.
Mortgage Banking Derivatives. Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to economically hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in “Mortgage banking income” on the Consolidated Statements of Income.
Furniture, Equipment and Software. Fixed assets are stated at cost less accumulated depreciation and amortization computed primarily using the straight-line method over the estimated useful lives of the assets, which are three to seven years and recorded within “Depreciation and amortization”, which is a component of non-interest expense on the Consolidated Statements of Income. Leasehold improvements are amortized over the lesser of the assets’ useful lives or the lease term. Furniture, equipment and software are included in “Other assets” on the Consolidated Balance Sheets.
Income Taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred income tax assets and liabilities are determined using the asset and liability method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities on the Consolidated Balance Sheets and gives current recognition to changes in tax rates and laws. The Company records a valuation allowance when management believes it is more likely than not that deferred tax assets will not be realized. An income tax position will be recognized as a benefit only if it is more likely than not that it will be sustained upon examination by the Internal Revenue Service, based upon its technical merits. Once that status is met, the amount recorded will be the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.
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
Customer, Broker-Dealer and Clearing Receivables and Payables. Customer, broker-dealer and clearing receivables include receivables of the Company’s broker-dealer subsidiaries, which represent amounts due on cash and margin transactions and are generally collateralized by securities owned by clients. These receivables primarily consist of floating-rate loans collateralized by customer-owned securities. The receivables are reported at their outstanding principal balance net of allowance for doubtful accounts. When a receivable is considered to be impaired, and impairment charge is recorded based on the current estimate of credit loss for the receivable, which is measured based on current prices from independent sources, such as listed market prices or broker-dealer price quotations. Securities owned by customers, including those that collateralize margin or other similar transactions, are not reflected on the Consolidated Balance Sheets. Also included in these accounts are receivables and payables from brokers and dealers and clearing organizations as well as securities failed to deliver and receive.

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
Goodwill and Other Intangible Assets. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives and subject to periodic impairment testing. Intangible assets (other than goodwill) are amortized to “Depreciation and amortization”, a component of non-interest expense on the Consolidated Statements of Income, using accelerated or straight-line methods over their respective estimated useful lives.
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
Earnings per Common Share. Earnings per common share (“EPS”) are presented under two formats: basic EPS and diluted EPS. Basic EPS is computed by dividing the net income attributable to common stock (net income after deducting dividends on preferred stock) by the sum of the weighted-average number of common shares outstanding during the year and the unvested average of participating restricted stock units (“RSU”). Diluted EPS is computed by dividing the sum of net income attributable to common stock and dividends on diluted preferred stock by the sum of the weighted-average number of common shares outstanding during the year and the impact of dilutive potential common shares, such as nonparticipating RSUs and convertible preferred stock.
The Company accounts for unvested stock-based compensation awards containing non-forfeitable rights to dividends or dividend equivalents (collectively, “dividends”) as participating securities and includes the awards in the EPS calculation using the two-class method. Under the two class method, all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities, based on their respective rights to receive dividends. Under the Amended and Restated 2014 Stock Incentive Plan (the “2014 Plan”), restricted stock units have no shareholder rights, meaning they are not entitled to dividends and are considered nonparticipating. These nonparticipating restricted stock units are not included in the basic earnings per common share calculation and are included in the diluted earnings per common share calculation using the treasury stock method.
Stock-Based Compensation. Compensation cost is recognized for restricted stock unit awards issued to employees, based on the fair value of these awards at the date of grant. Market price of the Company’s common stock at the date of grant is used for restricted stock unit awards. The Company has certain share awards that include market conditions that affect vesting. The fair value of these awards is estimated using a Monte Carlo simulation. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with only a service condition that have a graded vesting schedule, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. For awards that contain a market condition and have a graded vesting schedule compensation cost is recognized using an accelerated attribution method over the requisite service period for the awards. The Company accounts for forfeitures by recognizing forfeitures when they occur.
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

Low Income Housing Tax Credits (“LIHTC”). The Company invests as a limited partner in LIHTC partnerships that operate qualified affordable housing projects which generate tax benefits for investors through the realization of tax credits and deductions, which may be subject to recapture by taxing authorities if compliance requirements are not met. We amortize the investment in proportion to the allocated tax benefits using the proportional amortization method of accounting and record such benefits net of investment amortization in income taxes on the consolidated statements of income. The investment is included within “Other assets” on the Consolidated Balance Sheets.
Cash Surrender Value of Life Insurance. The Bank has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other amounts due that are probable at settlement. Cash surrender value of life insurance is included in the other assets line on the consolidated balance sheet. Changes to the cash surrender value are recorded within “Banking and service fees”, which is a component of non-interest income on the Consolidated Statements of Income.
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
New Accounting Standards
Accounting Standards Issued But Not Yet Adopted
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
In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendment would become effective for the Company on July 1, 2023. Early adoption is permitted. The Company is evaluating the impact of ASU 2022-02 on the Company’s Consolidated Financial Statements, but it does not expect the adoption to have a material impact. The Company will be required to update certain disclosures around financing receivables and net investment in leases.
2. ACQUISITIONS
On August 2, 2021, the Company’s subsidiary, Axos Clearing, LLC, acquired certain assets and liabilities of E*TRADE Advisor Services (“EAS”), the registered investment advisor custody business of Morgan Stanley. This business was rebranded as Axos Advisor Services (“AAS”). AAS adds incremental fee income, a turnkey technology platform used by independent registered investment advisors for trading and custody services, and low cost deposits that can be used to generate fee income from other bank partners or to fund loan growth at Axos Bank. The purchase price of $54.8 million consisted entirely of cash consideration paid upon acquisition and working capital adjustments. Non-interest income of $30.2 million was recognized in the year ended June 30, 2022 in the Consolidated Statements of Income for operating results from the date of acquisition.
The Company incurred acquisition-related costs totaling $0.04 million for the year ended June 30, 2022. These costs are recognized in general and administrative expenses in the Consolidated Statements of Income.
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
The preliminary allocation of the $54.6 million purchase price consisted of $14.4 million of fair value of tangible assets acquired, which included $7.8 million of a right-of-use lease asset, $11.3 million of liabilities assumed, which included $7.8 million of a lease liabilty, $27.1 million of identifiable intangible assets and $24.4 million of goodwill, all of which is expected to be deductible for tax purposes. In December 2021, the Company made a $0.2 million true-up payment based on working capital adjustments, which was recorded as an increase in the purchase price up to $54.8 million with no impact on goodwill or identifiable intangible assets. After the working capital true-up, the fair value of tangible assets acquired is $14.2 million and the fair value of liabilities acquired is $10.9 million. Identifiable intangible assets with a finite useful are amortized on a straight-line basis. Goodwill was calculated as the excess of consideration exchanged over the fair value of identifiable net assets acquired. The goodwill includes synergies expected to result from combining the acquired assets and liabilities with existing operations, coupling its custody platform with the Company existing product offerings and leveraging customer relationships through RIAs. The following table summarizes the fair value and useful life of each intangible asset acquired as of the acquisition date:

(Dollars in thousands)	Fair Value	Useful Lives (Years)
Trade Name	$290	0.16
Proprietary Technology	10,990	7
Customer Relationships	15,650	14
Non-Compete Agreements	130	1
Total	$27,060
The following table presents the results of operations of AAS for the years ended June 30, 2022 and 2021 on an unaudited pro forma basis, as if the acquisition of the entity that was rebranded to AAS had been consummated on July 1, 2020 through the periods shown below. The unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of what the Company’s results of operations would have been if the acquisition of EAS had occurred as of July 1, 2020, or the results of operations for any future periods. Additionally, the information presented as follows does not reflect any synergies or other strategic benefits as a result of acquisition.

	Pro Forma
	Year Ended June 30,
(Dollars in thousands)	2022	2021
Non-interest income	$32,949	$30,395
It is not practical to disclose net income on a pro forma basis as the assets and liabilities acquired are a component of a business.

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
Securities—trading and available-for-sale. Trading securities are recorded at fair value. Available-for-sale securities are recorded at fair value and consist of mortgage-backed securities (“MBS”) issued by U.S. government-backed, including Ginne Mae, or government-sponsored enterprises including Fannie Mae and Freddie Mac (“agency”), MBS issued by non-agencies, municipal securities as well as other Non-MBS securities. Fair value for agency securities and municipal securities are generally based on quoted market prices of similar securities used to form a dealer quote or a pricing matrix. These securities are classified in Level 2. There continues to be significant illiquidity in the market for MBS issued by non-agencies, impacting the availability and reliability of transparent pricing. As orderly quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying mortgage assets. The Company computes Level 3 fair values for each non-agency MBS in the same manner (as described below) whether available-for-sale or held-to-maturity.
To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by or decreased by the forecasted increase or decrease in the national home price appreciation (“HPA”) index. The largest factors influencing the

Company’s modeling of the monthly default rate are unemployment and HPA, as a strong correlation exists. The most updated unemployment rate reported in June 2022 was 3.6%. Consensus estimates for unemployment are that the rate will continue to decrease. The Company agrees with consensus estimates and thus is projecting lower monthly default rates. The Company projects that severities will continue to improve as HPA improves.
To determine the discount rates used to compute the present value of the expected cash flows for these non-agency MBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a lower FICO and less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for prime, Alt-A and Pay-option ARM non-agency MBS securities using market-participant assumptions for risk, capital and return on equity. The default rates and the severities are projected for every non-agency MBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above. Based upon the actual performance of the underlying collateral, the securities’ credit enhancement will be impacted. The range of existing credit enhancement is from 0.0% to 96.5%, with a weighted average credit enhancement 19.7%. The Company applies its discount rates to the projected monthly cash flows, which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at June 30, 2022, the Company computed its discount rates as a spread between 273 and 928 basis points over the LIBOR Index using the LIBOR forward curve.
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
Loans Held for Sale. Loans held for sale at fair value are primarily single-family residential loans. The fair value of residential loans held for sale is determined by pricing for comparable assets or by existing forward sales commitment prices with investors. These loans held for sale are classified under Level 2.
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
Mortgage Banking Derivatives. The fair value of interest rate locks is estimated based on changes in to be announced (“TBA”) values which are based upon mortgage interest rates from the date the interest on the loan is locked, adjusted for items such as estimated fallout and costs to originate the loan. These are classified under level 3.
The fair value of forward sale commitments is based upon prices in active secondary markets for identical securities or based on quoted market prices of similar assets used to form a dealer quote or a pricing matrix. If no such quoted price exists, the fair value of a commitment is determined by quoted prices for a similar commitment or commitments, adjusted for the specific attributes of each commitment. These are classified under level 3.

FAIR VALUE - RECURRING BASIS
The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	June 30, 2022
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Municipal	$—	$1,758	$—	$1,758
Securities—Available-for-Sale:
Agency MBS[1]	—	25,325	—	25,325
Non-Agency MBS[2]	—	—	186,814	186,814
Municipal	—	3,248	—	3,248
Asset-backed securities and structured notes	—	47,131	—	47,131
Total—Securities—Available-for-Sale	$—	$75,704	$186,814	$262,518
Loans Held for Sale	$—	$4,973	$—	$4,973
Mortgage servicing rights	$—	$—	$25,213	$25,213
Other assets—Derivative instruments	$—	$—	$464	$464
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$—	$—

	June 30, 2021
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Municipal	$—	$1,983	$—	$1,983
Securities—Available-for-Sale:
Agency MBS[1]	$—	$23,913	$—	$23,913
Non-Agency MBS[2]	—	—	67,615	67,615
Municipal	—	3,565	—	3,565
Asset-backed securities and structured notes	—	92,242	—	92,242
Total—Securities—Available-for-Sale	$—	$119,720	$67,615	$187,335
Loans Held for Sale	$—	$29,768	$—	$29,768
Mortgage servicing rights	$—	$—	$17,911	$17,911
Other assets—Derivative Instruments	$—	$—	$2,280	$2,280
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$75	$75
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

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Year Ended June 30, 2022
(Dollars in thousands)	Securities- Available-for- Sale: Non- Agency MBS	Mortgage Servicing Rights[1]	Derivative Instruments, net	Total
Assets:
Opening Balance	$67,615	$17,911	$2,205	$87,731
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses for the period:
Included in earnings—Mortgage banking income	—	2,278	(1,741)	537
Included in other comprehensive income	(3,244)	—	—	(3,244)
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	131,446	5,024	—	136,470
Settlements	(9,003)	—	—	(9,003)
Closing balance	$186,814	$25,213	$464	$212,491
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$2,278	$(1,741)	$537
1 Earnings from mortgage servicing rights were attributable to: Time and payoffs, representing a decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period of $4.1 million, and an increase in MSR value resulting from market-driven changes in interest rates of $6.4 million. Additions to mortgage servicing rights were retained upon sale of loans held for sale.

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
1 Earnings from mortgage servicing rights were attributable to: Time and payoffs, representing a decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period of $7.2 million, and an increase in MSR value resulting from market-driven changes in interest rates of $0.9 million. Additions to mortgage servicing rights were retained upon sale of loans held for sale.

The table below summarizes the quantitative information about Level 3 fair value measurements as of the dates indicated:

	June 30, 2022
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range and Weighted Average
Securities – Non-agency MBS	$186,814	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	0.0 to 30.0% (21.4%) 0.0 to 7.9% (2.2%) 0.0 to 68.4% (26.7%) 2.7 to 9.3% (2.8%)
Mortgage Servicing Rights	$25,213	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	7.9 to 56.3% (11.0%) 1.2 to 9.9 (8.4) 9.5 to 11.5% (9.5%)
Derivative Instruments	$464	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	-3.1 to 0.8% (-1.2%)

	June 30, 2021
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range and Weighted Average
Securities – Non-agency MBS	$67,615	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	0.0 to 25.0% (2.7%) 0.0 to 5.6% (0.6%) 0.0 to 100.0% (19.4%) 2.7 to 7.2% (3.1%)
Mortgage Servicing Rights	$17,911	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	7.5 to 37.4% (11.5%) 1.7 to 7.5 (6.4) 9.5 to 13.0% (9.6%)
Derivative Instruments	$2,205	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	0.2 to 0.5% (0.3%)
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

The table below summarizes the fair value of assets measured for impairment on a non-recurring basis:

	June 30, 2022
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Other real estate owned and foreclosed assets:
Autos & RVs	$—	$—	$798	$798
Total	$—	$—	$798	$798

	June 30, 2021
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$6,547	$6,547
Autos & RVs	—	—	235	235
Total	$—	$—	$6,782	$6,782
Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $0.8 million after charge-offs of $0.1 million at June 30, 2022. Our other real estate owned and foreclosed assets had a net carrying amount was $6.8 million after charge-offs of $0.1 million during the year ended June 30, 2021.

The aggregate fair value, contractual balance (including accrued interest), and unrealized gain for loans held for sale was as follows:

	At June 30,
(Dollars in thousands)	2022	2021	2020
Aggregate fair value	$4,973	$29,768	$51,995
Contractual balance	4,881	28,940	49,700
Unrealized gain	$92	$828	$2,295
The total amount of gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	At June 30,
(Dollars in thousands)	2022	2021	2020
Interest income	$739	$1,411	$1,113
Change in fair value	(2,474)	(6,680)	7,531
Total	$(1,735)	$(5,269)	$8,644
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	June 30, 2022
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Other real estate owned and foreclosed assets:
Autos and RVs	$798	Sales comparison approach	Adjustment for differences between the comparable sales	-17.2 to 4.6% (-7.5%)
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

	June 30, 2021
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Other real estate owned and foreclosed assets:
Single family real estate	$6,547	Sales comparison approach	Adjustment for differences between the comparable sales	-1.5 to 6.1% (2.0%)
Autos & RVs	$235	Sales comparison approach	Adjustment for differences between the comparable sales	-2.1 to 14.7% (-2.1%)
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

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount and estimated fair values of financial instruments at year-end were as follows:

	June 30, 2022
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash, cash equivalents, cash segregated, and federal funds sold	$1,574,699	$1,574,699	$—	$—	$1,574,699
Securities trading	1,758	—	1,758	—	1,758
Securities available-for-sale	262,518	—	75,704	186,814	262,518
Loans held for sale, at fair value	4,973	—	4,973	—	4,973
Loans held for sale, at lower of cost or fair value	10,938	—	—	10,985	10,985
Loans held for investment—net	14,091,061	—	—	14,015,157	14,015,157
Securities borrowed	338,980	—	—	329,963	329,963
Customer, broker-dealer and clearing receivables	417,417	—	—	414,383	414,383
Mortgage servicing rights	25,213	—	—	25,213	25,213
Financial liabilities:
Total deposits	13,946,422	—	12,812,512	—	12,812,512
Advances from the Federal Home Loan Bank	117,500	—	117,500	—	117,500
Borrowings, subordinated notes and debentures	445,244	—	416,947	—	416,947
Securities loaned	474,400	—	—	473,831	473,831
Customer, broker-dealer and clearing payables	511,654	—	—	471,859	471,859

	June 30, 2021
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash, cash equivalents, cash segregated, and federal funds sold	$1,037,777	$1,037,777	$—	$—	$1,037,777
Securities trading	1,983	—	1,983	—	1,983
Securities available-for-sale	187,335	—	119,720	67,615	187,335
Loans held for sale, at fair value	29,768	—	29,768	—	29,768
Loans held for sale, at lower of cost or fair value	12,294	—	—	12,336	12,336
Loans and leases held for investment—net	11,414,814	—	—	11,833,102	11,833,102
Securities borrowed	619,088	—	—	619,274	619,274
Customer, broker-dealer and clearing receivables	369,815	—	—	369,815	369,815
Mortgage servicing rights	17,911	—	—	17,911	17,911
Financial liabilities:
Total deposits	10,815,797	—	10,297,450	—	10,297,450
Advances from the Federal Home Loan Bank	353,500	—	353,500	—	353,500
Borrowings, subordinated notes and debentures	221,358	—	210,196	—	210,196
Securities loaned	728,988	—	—	731,467	731,467
Customer, broker-dealer and clearing payables	535,425	—	—	535,425	535,425
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

4. SECURITIES
The amortized cost, carrying amount and fair value for the securities available-for-sale for the following periods were:

	June 30, 2022
	Trading	Available-for-sale
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
Agencies[1]	$—	$27,722	$9	$(2,406)	$25,325
Non-agency[2]	—	187,616	1,832	(2,634)	186,814
Total mortgage-backed securities	—	215,338	1,841	(5,040)	212,139
Non-MBS:
Municipal	1,758	3,529	—	(281)	3,248
Asset-backed securities and structured notes	—	47,000	131	—	47,131
Total Non-MBS	1,758	50,529	131	(281)	50,379
Total debt securities	$1,758	$265,867	$1,972	$(5,321)	$262,518

	June 30, 2021
	Trading	Available-for-sale
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
Agencies[1]	$—	$23,639	$420	$(146)	$23,913
Non-agency[2]	—	65,174	2,862	(421)	67,615
Total mortgage-backed securities	—	88,813	3,282	(567)	91,528
Non-MBS:
Municipal	1,983	3,466	99	—	3,565
Asset-backed securities and structured notes	—	90,549	1,693	—	92,242
Total Non-MBS	1,983	94,015	1,792	—	95,807
Total debt securities	$1,983	$182,828	$5,074	$(567)	$187,335
1 Includes securities guaranteed by Ginnie Mae, a U.S. government agency, and the government sponsored enterprises Fannie Mae and Freddie Mac.
2 Private sponsors of securities collateralized primarily by first-lien mortgage loans on commercial properties or by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by prime, Alt-A or pay-option ARM mortgages.
No credit losses were recognized on available-for-sale securities in the years ended June 30, 2022 and June 30, 2021. There was no amount in the allowance for credit losses-available-for-sale debt securities at June 30, 2022 and June 30, 2021. The Company has no allowance for the available-for-sale debt securities in an unrealized loss position based on an analysis of: (1) the credit characteristics of the securities, such as the forecasted cash flows, credit ratings, credit enhancement, and external government backing as applicable, and (2) whether the Company is intending to sell or is required to sell any securities before recovering the amortized cost basis of the securities.
The Company’s non-agency MBS available-for-sale portfolio with a total fair value of $186.8 million at June 30, 2022 consists of seventeen different issues of senior and super senior securities.
The face amounts of debt securities available-for-sale that were pledged to secure borrowings at June 30, 2022 and 2021 were $1.2 million and $1.4 million respectively.

The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2022
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
Agencies	$16,446	$(1,338)	$8,097	$(1,068)	$24,543	$(2,406)
Non-agency	92,796	(2,204)	4,751	(430)	97,547	(2,634)
Total MBS securities	109,242	(3,542)	12,848	(1,498)	122,090	(5,040)
Non-MBS:
Municipal debt	3,248	(281)	—	—	3,248	(281)
Total Non-MBS	3,248	(281)	—	—	3,248	(281)
Total debt securities	$112,490	$(3,823)	$12,848	$(1,498)	$125,338	$(5,321)

	June 30, 2021
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
Agencies	$10,001	$(146)	$—	$—	$10,001	$(146)
Non-agency	—	—	6,018	(421)	6,018	(421)
Total MBS securities	10,001	(146)	6,018	(421)	16,019	(567)
Non-MBS:
Municipal debt	—	—	—	—	—	—
Asset-backed securities and structured notes	—	—	—	—	—	—
Total Non-MBS	—	—	—	—	—	—
Total debt securities	$10,001	$(146)	$6,018	$(421)	$16,019	$(567)
There were fourteen securities that were in a continuous loss position at June 30, 2022 for a period of more than 12 months. There were twenty-five securities that were in a continuous loss position at June 30, 2022 for a period of less than 12 months. There were seven securities that were in a continuous loss position at June 30, 2021 for a period of more than 12 months. There were seven securities that were in a continuous loss position at June 30, 2021 for a period of less than 12 months.
During the fiscal years ended June 30, 2022 and 2021, there were no sales of securities that realized any gain or loss. Sales of securities occurred in the year ended June 30, 2021 in the amount of $70.8 million with no realized gain or loss, for which cash was collected in the year ended June 30, 2022.

The components of the Company’s accumulated other comprehensive income (loss) are as follows:

	At June 30,
(Dollars in thousands)	2022	2021
Available-for-sale debt securities—net unrealized gains (losses)	$(3,349)	$4,507
Available-for-sale debt securities—non-credit related	(845)	(845)
Subtotal	(4,194)	3,662
Tax (provision) benefit	1,261	(1,155)
Net unrealized gain (loss) on investment securities in accumulated other comprehensive loss	$(2,933)	$2,507

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
The following table sets forth the composition of the loan portfolio as of the dates indicated:

	At June 30,
(Dollars in thousands)	2022	2021
Single Family - Mortgage & Warehouse	$3,988,462	$4,359,472
Multifamily and Commercial Mortgage	2,877,680	2,470,454
Commercial Real Estate	4,781,044	3,180,453
Commercial & Industrial - Non-RE	2,028,128	1,123,869
Auto & Consumer	567,228	362,180
Other	11,134	58,316
Total gross loans	14,253,676	11,554,744
Allowance for credit losses - loans	(148,617)	(132,958)
Unaccreted premiums (discounts) and loan fees	(13,998)	(6,972)
Total net loans	$14,091,061	$11,414,814
The following table summarizes activity in the allowance for credit losses - loans for the periods indicated:

	At June 30,
(Dollars in thousands)	2022	2021	2020
Balance—beginning of period	$132,958	$75,807	$57,085
Effect of Adoption of ASC 326	—	47,300	—
Provision for loan and lease loss	18,500	23,750	42,200
Charged off	(4,428)	(16,558)	(25,833)
Recoveries	1,587	2,659	2,355
Balance—end of period	$148,617	$132,958	$75,807
In the ordinary course of business, the Company has granted related party loans collateralized by real property to certain executive officers, directors and their affiliates. There were no refinances of related party loans in the fiscal year ended June 30, 2022. There was one refinance of a related party loan in the amount of $1.4 million during the fiscal year ended June 30, 2021. There were no new loans originated for related parties during the fiscal year ended June 30, 2022. There were four new loans originated for related parties in the amount of $10.0 million during the fiscal year ended June 30, 2021. Total principal payments on related party loans were $3.0 million and $7.0 million during the years ended June 30, 2022 and 2021, respectively. At June 30, 2022 and 2021, these loans amounted to $25.6 million and $23.8 million, respectively, and are included in loans held for investment. Interest earned on these loans was $0.1 million and $0.1 million during the years ended June 30, 2022 and 2021, respectively.
The Company’s loan portfolio consisted of approximately 9.4% fixed interest rate loans and 90.6% adjustable interest rate loans as of June 30, 2022. The Company’s adjustable rate loans are primarily based upon indices using LIBOR, SOFR and Ameribor.
The Company’s loan portfolio consisted of approximately 14.90% fixed interest rate loans and 85.10% adjustable interest rate loans as of June 30, 2021.
At June 30, 2022 and 2021, portfolio loans serviced by others were $37.3 million, or 0.26%, and $44.7 million, or 0.39%, respectively, of the loan portfolio.
As of June 30, 2022, the Company had $1,197.4 million of interest-only loans and $7.0 million of option adjustable-rate mortgage loans. Through June 30, 2022, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company. As of June 30, 2021, the Company had $1,074.3 million of interest-only loans and $0.9 million of option adjustable-rate mortgage loans. Through June 30, 2021, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.
The following tables summarize activity in the allowance for credit losses - loans by portfolio classes for the periods indicated:

	June 30, 2022
(Dollars in thousands)	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at July 1, 2021	$26,604	$13,146	$57,928	$28,460	$6,519	$301	$132,958
Provision for credit losses - loans	(7,009)	1,332	11,411	2,544	10,492	(270)	18,500
Charge-offs	(82)	—	—	(322)	(4,024)	—	(4,428)
Recoveries	157	177	—	126	1,127	—	1,587
Balance at June 30, 2022	$19,670	$14,655	$69,339	$30,808	$14,114	$31	$148,617

	June 30, 2021
(Dollars in thousands)	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at July 1, 2020	$25,899	$4,719	$21,052	$9,954	$9,462	$4,721	$75,807
Effect of Adoption of ASC 326	6,318	7,408	25,893	7,042	610	29	47,300
Provision for credit losses - loans	(3,242)	1,196	11,238	14,251	(1,354)	1,661	23,750
Charge-offs	(2,502)	(177)	(255)	(2,833)	(3,517)	(7,274)	(16,558)
Recoveries	131	—	—	46	1,318	1,164	2,659
Balance at June 30, 2021	$26,604	$13,146	$57,928	$28,460	$6,519	$301	$132,958

	June 30, 2020
(Dollars in thousands)	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at July 1, 2019	$22,290	$3,807	$14,632	$9,544	$6,339	$473	$57,085
Provision for credit losses - loans	3,546	793	6,420	4,542	7,429	19,470	42,200
Charge-offs	(203)	—	—	(4,132)	(5,047)	(16,451)	(25,833)
Recoveries	266	119	—	—	741	1,229	2,355
Balance at June 30, 2020	$25,899	$4,719	$21,052	$9,954	$9,462	$4,721	$75,807
Credit Quality Disclosure. Nonaccrual loans consisted of the following as of the dates indicated:

	As of June 30, 2022
(Dollars in thousands)	With Allowance	With No Allowance	Total
Single Family - Mortgage & Warehouse	$66,424	$—	$66,424
Multifamily and Commercial Mortgage	33,410	—	33,410
Commercial Real Estate	14,852	—	14,852
Commercial & Industrial - Non-RE	2,989	—	2,989
Auto & Consumer	439	—	439
Other	80	—	80
Total nonaccrual loans	$118,194	$—	$118,194
Nonaccrual loans to total loans			0.83%

	As of June 30, 2021
(Dollars in thousands)	With Allowance	With No Allowance	Total
Single Family - Mortgage & Warehouse	$45,951	$59,757	$105,708
Multifamily and Commercial Mortgage	2,916	17,512	20,428
Commercial Real Estate	15,839	—	15,839
Commercial & Industrial - Non-RE	2,942	—	2,942
Auto & Consumer	230	48	278
Total nonaccrual loans	$67,878	$77,317	$145,195
Nonaccrual loans to total loans			1.26%

Approximately 1.18% of our nonaccrual loans at June 30, 2022 were considered TDRs, compared to 0.55% at June 30, 2021. Borrowers who make timely payments after TDRs are considered non-performing for at least six months. Generally, after six months of timely payments, those TDRs are reclassified from the nonaccrual loan category to performing and return to accrual status. Approximately 56.20% of the Bank’s nonaccrual loans are single family first mortgages.
The following tables provide the outstanding unpaid balance of loans that are performing and nonaccrual by portfolio class as of the dates indicated:

	June 30, 2022
(Dollars in thousands)	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Performing	$3,922,038	$2,844,270	$4,766,192	$2,025,139	$566,789	$11,054	$14,135,482
Nonaccrual	66,424	33,410	14,852	2,989	439	80	118,194
Total	$3,988,462	$2,877,680	$4,781,044	$2,028,128	$567,228	$11,134	$14,253,676

	June 30, 2021
(Dollars in thousands)	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Performing	$4,253,764	$2,450,026	$3,164,614	$1,120,927	$361,902	$58,316	$11,409,549
Nonaccrual	105,708	20,428	15,839	2,942	278	—	145,195
Total	$4,359,472	$2,470,454	$3,180,453	$1,123,869	$362,180	$58,316	$11,554,744

There was no interest recognized on loans that were TDRs for the years ended June 30, 2022, 2021 and 2020 respectively. The average balances of nonaccrual loans was $136.4 million, $142.0 million and $60.6 million for the years ended June 30, 2022, 2021 and 2020, respectively. There was no amount in performing TDRs for each of the years ended June 30, 2022, 2021 and 2020. There was no interest income recognized on non-accrual loans for the years ended June 30, 2022, 2021 and 2020.
The Company had no TDRs classified as performing loans at June 30, 2022 or 2021.
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

The amortized cost basis by fiscal year of origination and credit quality indicator of the Company’s loan as of June 30, 2022 was as follows:

	Loans Held for Investment Origination Year						Revolving Loans	Revolving Loans Converted to Loans HFI	Total
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior
Single Family-Mortgage & Warehouse
Pass	$1,484,027	$600,054	$402,712	$303,999	$279,248	$548,703	$241,925	$—	$3,860,668
Special Mention	—	—	4,790	2,505	4,125	10,971	38,637	—	61,028
Substandard	—	2,288	3,928	18,407	5,955	36,188	—	—	66,766
Doubtful	—	—	—	—	—	—	—	—	—
Total	1,484,027	602,342	411,430	324,911	289,328	595,862	280,562	—	3,988,462
Multifamily and Commercial Mortgage
Pass	999,819	569,486	429,247	259,161	219,548	316,013	—	—	2,793,274
Special Mention	1,200	—	534	539	—	968	—	—	3,241
Substandard	—	5,772	34,343	9,613	7,308	24,129	—	—	81,165
Doubtful	—	—	—	—	—	—	—	—	—
Total	1,001,019	575,258	464,124	269,313	226,856	341,110	—	—	2,877,680
Commercial Real Estate
Pass	2,482,366	990,887	358,422	186,800	28,758	—	602,412	—	4,649,645
Special Mention	—	32,351	12,138	16,487	15,000	—	—	—	75,976
Substandard	—	—	12,575	18,043	23,507	—	1,298	—	55,423
Doubtful	—	—	—	—	—	—	—	—	—
Total	2,482,366	1,023,238	383,135	221,330	67,265	—	603,710	—	4,781,044
Commercial & Industrial - Non-RE
Pass	435,228	66,226	25,629	61,932	9,268	—	1,388,435	—	1,986,718
Special Mention	13	—	—	186	710	—	—	—	909
Substandard	2,988	28,359	9,154	—	—	—	—	—	40,501
Doubtful	—	—	—	—	—	—	—	—	—
Total	438,229	94,585	34,783	62,118	9,978	—	1,388,435	—	2,028,128
Auto & Consumer
Pass	352,468	107,882	43,377	37,008	16,147	8,891	—	—	565,773
Special Mention	204	188	24	110	—	1	—	—	527
Substandard	157	311	224	205	25	6	—	—	928
Doubtful	—	—	—	—	—	—	—	—	—
Total	352,829	108,381	43,625	37,323	16,172	8,898	—	—	567,228
Other
Pass	3,057	6,185	—	—	1,091	721	—	—	11,054
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	46	—	—	34	—	—	80
Doubtful	—	—	—	—	—	—	—	—	—
Total	3,057	6,185	46	—	1,091	755	—	—	11,134
Total
Pass	5,756,965	2,340,720	1,259,387	848,900	554,060	874,328	2,232,772	—	13,867,132
Special Mention	1,417	32,539	17,486	19,827	19,835	11,940	38,637	—	141,681
Substandard	3,145	36,730	60,270	46,268	36,795	60,357	1,298	—	244,863
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,761,527	$2,409,989	$1,337,143	$914,995	$610,690	$946,625	$2,272,707	$—	$14,253,676
As a % of total gross loans	40.42%	16.91%	9.38%	6.42%	4.28%	6.64%	15.95%	—%	100.0%
The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of its loans. During the year, the Company holds certain short-term loans that do not have a fixed maturity date that are treated as delinquent if not paid in full 90 days after the origination date.
The Company took proactive measures to manage loans that became delinquent during the economic downturn as a result of the COVID-19 pandemic. As of June 30, 2022, no loans were on forbearance status for forbearance granted as a result of COVID-19. Any forbearance granted as a result of COVID-19 was for six months or less.

The following tables provide the outstanding unpaid balance of loans and leases that are past due 30 days or more by portfolio class as of the dates indicated:

	June 30, 2022
(Dollars in thousands)	30-59 Days	60-89 Days	90+ Days	Total
Single Family-Mortgage & Warehouse	$5,167	$1,518	$63,286	$69,971
Multifamily and Commercial Mortgage	9,455	2,115	26,556	38,126
Commercial Real Estate	—	14,852	—	14,852
Commercial & Industrial - Non-RE	—	—	—	—
Auto & Consumer	4,865	1,009	466	6,340
Other	413	—	193	606
Total	$19,900	$19,494	$90,501	$129,895
As a % of gross loans	0.14%	0.14%	0.63%	0.91%

	June 30, 2021
(Dollars in thousands)	30-59 Days	60-89 Days	90+ Days	Total
Single Family-Mortgage & Warehouse	$24,150	$46,552	$69,169	$139,871
Multifamily and Commercial Mortgage	7,991	1,816	12,122	21,929
Commercial Real Estate	36,786	—	—	36,786
Commercial & Industrial - Non-RE	—	—	2,960	2,960
Auto & Consumer	601	306	235	1,142
Other	—	—	—	—
Total	$69,528	$48,674	$84,486	$202,688
As a % of gross loans	0.60%	0.42%	0.73%	1.75%
Loans reaching 90+ days past due are placed on non-accrual as required under Company policy. No loans 90+ days past due were still accruing interest as of June 30, 2022 and June 30, 2021.
Credit Risk Concentration
Concentrations of credit risk arise when a number of borrowers are engaged in similar business activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.
Concentrations of 10% or more existed in the Single Family, Multifamily and Commercial Real Estate loan categories at June 30, 2022 and June 30, 2021.
At June 30, 2022, California accounted for 70.6% and New York accounted for 13.0% of loans in the Single Family loan category. California accounted for 68.3% and New York accounted for 18.8% of loans in the Multifamily loan category. California accounted for 11.9% and New York accounted for 40.5% of loans in the Commercial Real Estate loan category.
At June 30, 2021, California accounted for 72.4% and New York accounted for 12.8% of loans in the Single Family loan category. California accounted for 72.5% and New York accounted for 14.5% of loans in the Multifamily loan category. California accounted for 12.4% and New York accounted for 54.2% of loans in the Commercial Real Estate loan category.
Unfunded Loan Commitment Liabilities
Unfunded loan commitment liabilities are included in “Accounts payable, accrued liabilities and other liabilities” in the Consolidated Balance Sheets. Provisions for the unfunded loan commitments are included in the Consolidated Statements of Income in “General and administrative expenses”.

The following tables present a summary of the activity in the unfunded loan commitment liabilities for the periods indicated:

	Year Ended June 30,
(Dollars in thousands)	2022	2021	2020
BALANCE—beginning of year	$5,723	$323	$227
Effect of Adoption of ASC 326	—	5,700	—
Provision	5,250	(300)	96
BALANCE—end of year	$10,973	$5,723	$323
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
The following table presents information about the offsetting of these instruments and related collateral amounts as of:

	June 30, 2022
(Dollars in thousands)	Gross Assets / Liabilities	Amounts Offset	Net Balance Sheet Amount	Financial Collateral	Net Assets / Liabilities
Assets:
Securities borrowed	$338,980	$—	$338,980	$338,980	$—
Liabilities:
Securities loaned	$474,400	$—	$474,400	$474,400	$—

	June 30, 2021
(Dollars in thousands)	Gross Assets / Liabilities	Amounts Offset	Net Balance Sheet Amount	Financial Collateral	Net Assets / Liabilities
Assets:
Securities borrowed	$619,088	$—	$619,088	$619,088	$—
Liabilities:
Securities loaned	$728,988	$—	$728,988	$728,988	$—
The securities loaned transactions represent equities with an overnight and open maturity classification.

7.    CUSTOMER, BROKER-DEALER AND CLEARING RECEIVABLES AND PAYABLES
Customer, broker-dealer and clearing receivables and payables consisted of the following at June 30, 2022:

	At June 30,
(Dollars in thousands)	2022	2021
Receivables:
Customers	$309,216	$326,176
Broker-dealer and clearing organizations:
Receivable from broker-dealers	101,960	38,887
Securities failed to deliver	6,241	4,752
Total customer, broker-dealer and clearing receivables	$417,417	$369,815

Payables:
Customers	$486,625	$497,098
Broker-dealer and clearing organizations:
Payable to broker-dealers	18,601	31,203
Securities failed to receive	6,428	7,124
Total customer, broker-dealer and clearing payables	$511,654	$535,425
.
8. FURNITURE, EQUIPMENT AND SOFTWARE
A summary of the cost and accumulated depreciation and amortization for leasehold improvements, furniture, equipment and software is as follows:

	At June 30,
(Dollars in thousands)	2022	2021
Leasehold improvements	$5,698	$5,556
Furniture and fixtures	10,608	7,793
Computer hardware and equipment	25,665	24,396
Software	78,848	60,086
Total	120,819	97,831
Less accumulated depreciation and amortization	(84,610)	(71,535)
Furniture, equipment and software—net[1]	$36,209	$26,296
1 Furniture, equipment and software are included in the other assets line on the consolidated balance sheet.
Depreciation and amortization expense in respect of leasehold improvements, furniture, equipment and software for the years ended June 30, 2022, 2021 and 2020 was $13.1 million, $14.4 million and $14.9 million, respectively.
9. GOODWILL AND INTANGIBLE ASSETS
The following table summarizes the activity in the Company’s goodwill balance as of the dates indicated:

(Dollars in thousands)	Total
Balance as of June 30, 2020	$71,222
Goodwill from acquisitions	—
Balance as of June 30, 2021	71,222
Goodwill from acquisitions	24,452
Balance as of June 30, 2022	$95,674

There was no goodwill impairment identified for the fiscal years ended June 30, 2022 and June 30, 2021.
The Company’s acquired intangible assets are summarized as follows as of the dates indicated:

	June 30, 2022			June 30, 2021
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Covenant not to compete	$1,060	$1,038	$22	$930	$756	$174
Customer relationships	46,960	10,654	36,306	31,310	7,110	24,200
Customer deposit intangible	13,545	7,655	5,890	13,545	5,829	7,716
Developed technologies	34,040	15,905	18,135	23,050	10,769	12,281
Trademark	378	—	378	378	—	378
Trade name	580	580	—	290	290	—
Total intangible assets	$96,563	$35,832	$60,731	$69,503	$24,754	$44,749
The weighted-average useful lives remaining of intangible assets as of June 30, 2022 were as follows:

Weighted-Average Useful Lives (Years)
Covenant not to compete	0.17
Customer relationships	11.41
Customer deposit intangible	6.42
Developed technologies	2.93
The amortization expense for intangible assets that are subject to amortization was $11.1 million and $9.8 million for the years ended June 30, 2022 and 2021, respectively. Each intangible asset subject to amortization is amortized using the straight-line method over the estimated useful life of the asset. Trademark is an indefinite life intangible. Estimated future amortization expense related to finite-lived intangible assets at June 30, 2022 is as follows:

(Dollars in thousands)	Amortization Expense
For the fiscal year ending June 30,
2023	$10,730
2024	10,239
2025	6,750
2026	5,615
2027	5,369
Thereafter	21,650
Total	$60,353

10.    LEASES
The Company leases office space under operating lease agreements scheduled to expire at various dates. Operating lease expense for the years ended June 30, 2022, 2021 and 2020 was $10.8 million, $10.6 million, and $10.5 million, respectively.
Supplemental balance sheet information related to leases as follows:

	Years End June 30,
(Dollars in thousands)	2022	2021
Operating lease right-of-use assets	$69,196	$64,077
Operating lease liabilities	74,878	70,119
Weighted-average remaining lease term:
Operating leases	7.53 years	8.30 years
Weighted-average discount rate:
Operating leases	2.79%	2.90%
Supplemental cash flow information related to leases is as follows:

	Years End June 30,
(Dollars in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$9,888	$8,875
Maturities of Operating Lease Liabilities. The Company leases office space under operating lease agreements scheduled to expire at various dates. The following table represents maturities of lease liabilities as of June 30, 2022:

(Dollars in thousands)
Within one year	$10,509
After one year and within two years	10,914
After two years and within three years	11,104
After three years and within four years	10,806
After four years and within five years	10,865
After five years	29,356
Total lease payments	83,554
Less: amount representing interest	(8,676)
Total Lease Liability	$74,878
As of June 30, 2022, the Company is in compliance with all covenants contained in lease agreements.

11. DEPOSITS
Deposit accounts are summarized as follows:

	At June 30,
	2022		2021
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$5,033,970	—%	$2,474,424	—%
Interest bearing:
Demand	3,611,889	0.61%	3,369,845	0.15%
Savings	4,245,555	0.95%	3,458,687	0.21%
	7,857,444	0.79%	6,828,532	0.18%
Time deposits:
$250 and under	651,392	1.22%	1,070,139	1.30%
Greater than $250	403,616	1.41%	442,702	1.03%
Total time deposits	1,055,008	1.25%	1,512,841	1.22%
Total interest bearing[2]	8,912,452	0.85%	8,341,373	0.37%
Total deposits	$13,946,422	0.54%	$10,815,797	0.29%
1 Based on weighted-average stated interest rates at end of period.
2 The total interest-bearing includes brokered deposits of $1,032.7 million and $621.4 million as of June 30, 2022 and June 30, 2021, respectively, of which $250.0 million and $380.0 million, respectively, are time deposits classified as $250 and under.
At June 30, 2022, remaining maturities of uninsured time deposits greater than $250 were $29.6 million. Scheduled maturities of all time deposits are as follows:

(Dollars in thousands)	June 30, 2022
Within 12 months	$742,804
13 to 24 months	155,376
25 to 36 months	141,841
37 to 48 months	9,037
49 to 60 months	5,950
Total	$1,055,008
At June 30, 2022 and 2021, the Company had deposits from certain executive officers, directors and their affiliates in the amount of $5.7 million and $3.2 million, respectively.

12. ADVANCES FROM THE FEDERAL HOME LOAN BANK
At June 30, 2022 and 2021, the Company’s fixed-rate FHLB advances had interest rates that ranged from 1.68% to 2.82% with a weighted average of 2.26% and ranged from 0.15% to 2.86% with a weighted average of 1.18%, respectively.
Fixed-rate advances from FHLB are scheduled to mature as follows:

	At June 30,
	2022		2021
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Within one year[1]	$27,500	2.08%	$236,000	0.64%
After one but within two years	—	—%	27,500	2.08%
After two but within three years	30,000	2.82%	—	—%
After three but within four years	—	—%	30,000	2.82%
After four but within five years	—	—%	—	—%
After five years	60,000	2.07%	60,000	2.07%
Total	$117,500	2.26%	$353,500	1.18%
1. Within one year category includes of term advances of $0 and $186,000 at June 30, 2022 and 2021, respectively.
The Company’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid balance of $3,823.1 million and $4,286.1 million at June 30, 2022 and 2021, respectively, by the Company’s investment in capital stock of the FHLB of San Francisco and by its investment in mortgage-backed securities. Generally, each advance carries a prepayment penalty and is payable in full at its maturity date.
The maximum amounts advanced at any month-end during the period from the FHLB were $1,360.5 million, $353.5 million, and $1,462.5 million during the years ended June 30, 2022, 2021, and 2020, respectively. At June 30, 2022, the Company had $2,014.2 million available immediately and $3,893.3 million available with additional collateral for advances from the FHLB for terms up to ten years.
13. BORROWINGS, SUBORDINATED NOTES AND DEBENTURES
The following table sets forth the composition of the borrowings, subordinated notes and debentures as of the dates indicated:

(Dollars in thousands)	June 30, 2022	June 30, 2021
Borrowings from other banks	$111,500	$36,200
Subordinated loans	7,400	7,400
Subordinated notes	325,000	175,000
Junior subordinated debentures	5,155	5,155
Less unamortized issuance costs	(3,811)	(2,397)
Total borrowings, subordinated notes and debentures	$445,244	$221,358
Borrowings from other banks. Axos Clearing has $150.0 million uncommitted secured lines of credit available for borrowing. As of June 30, 2022, there was $58.4 million outstanding. These credit facilities bear interest at rates based on the Federal Funds rate and borrowings are due upon demand. The weighted average interest rate on the borrowings at June 30, 2022 was 2.99%, a rate blending fixed and variable components.
Axos Clearing has a $75.0 million committed unsecured line of credit available for limited purpose borrowing. As of June 30, 2022, there was $53.1 million outstanding. This credit facility bears interest at rates based on the Federal Funds rate and is due upon demand. The unsecured line of credit requires Axos Clearing to operate in accordance of specific covenants surrounding capital and debt ratios. Axos Clearing was in compliance of all covenants as of June 30, 2022.
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

Subordinated Notes. In September 2020, the Company completed the sale of $175.0 million aggregate principal amount of its 4.875% Fixed-to-Floating Rate Subordinated Notes due October 1, 2030 (the “Notes 2030”). The Notes 2030 mature on October 1, 2030 and accrue interest at a fixed rate per annum equal to 4.875%, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2021. From and including October 1, 2025, to, but excluding October 1, 2030 or the date of early redemption, the Notes 2030 will bear interest at a floating rate per annum equal to a benchmark rate (which is expected to be the Three-Month Term Secured Overnight Financing Rate) plus a spread of 476 basis points, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on January 2026. The Notes 2030 may be redeemed on or after October 1, 2025, which date may be extended at the Company’s discretion, at a redemption price equal to principal plus accrued and unpaid interest, subject to certain conditions. Fees and costs incurred in connection with the debt offering amortize to interest expense over the term of the Notes 2030.
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
Junior Subordinated Debentures. On December 13, 2004, the Company entered into an agreement to form an unconsolidated trust which issued $5.0 million of trust preferred securities in a transaction that closed on December 16, 2004. The net proceeds from the offering were used to purchase $5.2 million of junior subordinated debentures (“Debentures”) of the Company with a stated maturity date of February 23, 2035. The Debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month LIBOR plus 2.4% for a rate of 3.90% as of June 30, 2022, with interest paid quarterly starting February 16, 2005.
The Bank has the ability to borrow short-term from the FRBSF Discount Window. At June 30, 2022 and 2021 there were no amounts outstanding and the available borrowings from this source were $2,823.5 million and $2,091.3 million, respectively. The 2022 available borrowings would be collateralized by residential real estate loans and certain C&I loans. The Bank has additional unencumbered collateral that could be pledged to the FRBSF Discount Window to increase borrowing liquidity.
The Bank has federal funds lines of credit with two major banks totaling $175.0 million. At June 30, 2022 and 2021 the Bank had no outstanding balances on these lines.

14. INCOME TAXES
The provision for income taxes is as follows:

	At June 30,
(Dollars in thousands)	2022	2021	2020
Current:
Federal	$64,800	$61,827	$51,893
State	43,843	37,037	33,852
	108,643	98,864	85,745
Deferred:
Federal	(5,600)	(5,562)	(3,814)
State	(3,800)	(3,266)	(2,737)
	(9,400)	(8,828)	(6,551)
Total	$99,243	$90,036	$79,194
The differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	At June 30,
	2022	2021	2020
Statutory federal tax rate	21.00%	21.00%	21.00%
Increase (decrease) resulting from:
State taxes—net of federal tax benefit	9.13%	8.70%	9.27%
Cash surrender value	(0.26)%	(0.01)%	(0.02)%
Deferred tax asset write-off	—%	—%	0.77%
Tax credits	(0.44)%	(0.59)%	(0.77)%
Non-taxable income	(0.09)%	(0.09)%	(0.10)%
Excess benefit RSU vesting	(1.31)%	(0.64)%	(0.05)%
Other	1.16%	1.08%	0.05%
Effective tax rate	29.19%	29.45%	30.15%

The components of the net deferred tax asset are as follows:

	At June 30,
(Dollars in thousands)	2022	2021
Deferred tax assets:
Allowance for credit losses	$59,045	$51,663
State taxes	949	903
Stock-based compensation expense	5,101	4,891
Unrealized net losses on securities	1,261	—
Accrued compensation	2,533	3,388
Securities impaired	270	266
Non-accrual loan interest income	2,608	4,182
Lease liability	24,626	22,730
Net operating loss carryforward	1,273	1,811
Other liabilities – accruals	3,116	—
Total deferred tax assets	100,782	89,834
Deferred tax liabilities:
FHLB stock dividend	(842)	(830)
Other assets—prepaids	(2,083)	(2,717)
Depreciation and amortization	(8,838)	(9,998)
Operating lease right-of-use asset	(22,757)	(20,771)
Unrealized net gains on securities	—	(1,155)
Total deferred tax liabilities	(34,520)	(35,471)
Net deferred tax asset[1]	$66,262	$54,363
1 Net deferred tax asset is included in the other assets line on the consolidated balance sheet.
The Company records deferred tax assets for net operating losses when the benefit is more likely than not to be realized. As of June 30, 2022, the Company had federal net operating loss carryforwards of approximately $5.1 million. The annual 382 limitation is approximately $2.3 million for federal purposes. The Company also had state net operating loss carryforwards of $1.7 million. Of this amount, $1.6 million is subject to an annual 382 limitation of approximately $0.1 million for state purposes. These carryforwards begin to expire in 2034 and 2035 for federal and state purposes, respectively.
The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2022, relating to a $2.4 million state net operating loss, the Company recognized a tax effected valuation allowance of $0.2 million. As of June 30, 2022 and 2021, the Company forecasts sufficient future consolidated earnings to realize its remaining deferred tax asset and has not provided for an additional allowance.
The following is a reconciliation of the beginning and ending amount of unrecognized tax positions for the periods presented:

(Dollars in thousands)	2022	2021	2020
Balance—beginning of period	$3,369	$813	$1,084
Additions—current year tax positions	690	355	115
Additions—prior year tax positions	481	2,205	31
Reductions—prior year tax positions	(233)	(4)	(417)
Total liability for unrecognized tax positions—end of period	$4,307	$3,369	$813
The Company is subject to federal income tax and income tax of state taxing authorities. The Company’s federal income tax returns for the years ended June 30, 2019, 2020, and 2021 and its state taxing authorities income tax returns for the years ended June 30, 2018, 2019, 2020 and 2021 are open to audit under the statutes of limitations by the Internal Revenue Service and state taxing authorities.
The Company received federal and state tax credits for the years ended June 30, 2022, 2021, and 2020, respectively. These tax credits reduced the effective tax rate by approximately 0.44%, 0.59%, and 0.77% respectively.

15. STOCKHOLDERS’ EQUITY
Common Stock Repurchases. On March 17, 2016, the Board of Directors of the Company (the “Board”), authorized a program to repurchase up to $100 million of common stock and extended the program by an additional $100 million on August 2, 2019. The Company may repurchase shares on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The repurchase program does not obligate the Company to acquire any specific number of shares. The share repurchase program will continue in effect until terminated by the Board. Under the August 2, 2019 authorization, the Company repurchased a total of $47.2 million, or 2,399,853 common shares at an average price of $19.68 per share and there remains $52.8 million under the plan. The Company did not repurchase common stock during the year ended June 30, 2022. During the year ended June 30, 2021, the Company repurchased a total of $16.8 million, or 753,597 common shares at an average price of $22.24 per share. The Company accounts for treasury stock using the cost method as a reduction of shareholders’ equity in the accompanying consolidated financial statements.
Preferred Stock. The Company redeemed for cash all 515 outstanding shares of Series A-6% Cumulative Nonparticipating Perpetual Preferred Stock on October 30, 2020, at the face value $10,000 liquidation price per share plus accrued dividends.
Dividends totaling $0.1 million were declared for the year ended June 30, 2021, an amount less than prior years as preferred stock was redeemed before the full year. The Company declared dividends to holders of its Series A preferred stock totaling $0.3 million for the year ended June 30, 2020.
16. STOCK-BASED COMPENSATION
The Company has an equity incentive plan, the 2014 Plan, which provides for the granting of non-qualified and incentive stock options, restricted stock and restricted stock units, stock appreciation rights and other awards to employees, directors and consultants. The Plan is designed to encourage selected employees and directors to improve operations and increase profits, and to accept or continue employment or association with the Company through participation in the growth in the value of the common stock. The Plan requires that option exercise prices be not less than fair market value per share of common stock on the option grant date for incentive and non-qualified options. The options issued under the Plans generally vest in between three and five years. Option expiration dates are established by the Plans’ administrator but may not be later than ten years after the date of the grant.
2014 Plan. In October 2021, the Company’s Board of Directors and stockholders, respectively, approved the 2014 Plan, as amended and restated. The number of shares authorized for issuance pursuant to awards under the 2014 Plan is 5,680,000, less restricted stock unit awards granted, plus any restricted stock units that become available upon the forfeiture, expiration, cancellation or settlement in cash awards outstanding under the 2014 Plan. At June 30, 2022, 1,883,720 shares of common stock remained available for issuance pursuant to grant awards under the 2014 Plan.
Effective July 1, 2017 the Company entered into an employment agreement with its Chief Executive Officer (the “Agreement”) that authorizes an award of restricted stock units (the “RSU award”). The RSU award is an equity-based award and carries a service condition and a market condition that incorporates a measurement of the Company’s total stock return to shareholders in comparison to the total stock return of the ABA Nasdaq Community Bank Index. The accounting grant date of the RSU award is July 1, 2017 and expensing of the RSU award began on this date at the fair value measurement amount as determined by the Company’s valuation process. The Company utilized a Monte Carlo simulation to estimate the value of path-dependent options and determined the fair value using an expected return based on the 5-year US Treasury constant maturity rate, an equity volatility based on 6-month and 1-year historical daily trading history, market capitalization, and stock price for the RSU award. On July 1, 2017, the estimated fair value of the RSU award was $20.5 million, which vests in five tranches over a total period of nine years. As of June 30, 2022, unrecognized stock compensation expense to be expensed over the remaining four years is $2.5 million.
Effective January 1, 2022 the “Agreement” for the RSU award automatically renewed for one additional fiscal year (the “Renewed RSU Award”) through June 2023. The accounting grant date of the Renewed RSU Award is January 1, 2022 and the charge related to the Renewed RSU Award was recorded over the period beginning on the grant date at fair value of the grant. The Company utilized a Monte Carlo simulation with key inputs of an expected return on the average of the 1 and 2 year US Treasury constant maturity rate, an equity volatility based on 1.5 year historical daily trading history, market capitalization, and stock price for the Renewed RSU Award. The estimated fair value of the Renewed RSU Award was $8.8 million, which vests over a total period of five years. Unrecognized compensation expense to be expensed over the remaining five years related to the Renewed RSU award is $7.6 million at June 30, 2022 and is included in the table below. The actual award will be determined by the actual performance of Company’s total stock return in comparison to the total stock return of the ABA Nasdaq Community Bank Index in the respective periods.

At June 30, 2022 unrecognized compensation expense related to non-vested awards aggregated to $38.1 million and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year ending June 30:
2023	$18,300
2024	13,081
2025	5,313
2026	989
2027	400
Total	$38,083
The following table presents the status and changes in restricted stock units for the periods indicated:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2021	1,220,470	$30.18
Granted	1,021,428	48.12
Vested	(745,584)
Forfeitures	(145,551)
Non-vested balance at June 30, 2022	1,350,763	$41.16
The total fair value of shares vested during the year ended June 30, 2022 was $33.3 million. The weighted-average contractual term for restricted stock units as of June 30, 2022 was 1.3 years. The Company provides an employer matching contribution of stock to the Company’s 401(k) plan, based on an employee’s designated deferral of their eligible compensation. The contribution made during the year ended June 30, 2022, was 44,817 shares with a fair market value of $2.5 million.
17. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted EPS:

	At June 30,
(Dollars in thousands, except per share data)	2022	2021	2020
Earnings Per Common Share
Net income	$240,716	$215,707	$183,438
Preferred stock dividends	—	(103)	(309)
Preferred stock redemption	—	$(86)	—
Net income attributable to common shareholders	$240,716	$215,518	$183,129
Average common shares issued and outstanding	59,523,626	59,229,495	60,794,555
Total qualifying shares	59,523,626	59,229,495	60,794,555
Earnings per common share	$4.04	$3.64	$3.01
Diluted Earnings Per Common Share
Dilutive net income attributable to common shareholders	$240,716	$215,518	$183,129
Average common shares issued and outstanding	59,523,626	59,229,495	60,794,555
Dilutive effect of average unvested RSUs	1,087,328	1,290,116	643,080
Total dilutive common shares outstanding	60,610,954	60,519,611	61,437,635
Diluted earnings per common share	$3.97	$3.56	$2.98

18. COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE-SHEET ACTIVITIES
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
At June 30, 2022, the Company had commitments to originate $184.5 million in fixed rate loans and $3,319.8 million in variable rate loans, totaling an aggregate outstanding principal balance of $3,504.3 million. For June 30, 2022, the Company’s fixed rate commitments to originate had a weighted-average rate of 5.75%. For June 30, 2021, the Company had commitments to originate $55.0 million in fixed rate loans and $653.5 million in variable rate loans, totaling an aggregate outstanding principal balance of $708.6 million. For June 30, 2021, the Company’s fixed rate commitments to originate had a weighted-average rate of 1.94%. At June 30, 2022, the Company also had fixed rate commitments to sell loans with an aggregate outstanding principal balance of $8.4 million. For June 30, 2021, the Company had fixed rate and variable rate commitments to sell of $55.9 million. At June 30, 2022 and 2021, 42.3% and 48.2% of the commitments to originate loans are matched with commitments to sell related to conforming single family loans classified as held for sale, respectively.
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
In addition, we invest in low income housing project partnerships, which provide income tax credits, and in small business investment companies that call for capital contributions up to an amount specified in the partnership agreements. As of June 30, 2022 and 2021, we had commitments to contribute capital to these entities totaling $28.1 million and $15.1 million.
In the normal course of business, Axos Clearing’s customer activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose Axos Clearing to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and Axos Clearing has to purchase or sell the financial instrument underlying the contract at a loss. Axos Clearing’s clearing agreements with broker-dealers for which it provides clearing services requires them to indemnify Axos Clearing if customers fail to satisfy their contractual obligation. As of June 30, 2022, non-customer and customer margin securities of approximately $324.9 million and stock borrowings of approximately $339.0 million were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company utilized $474.4 million of these available securities as collateral for securities loaned, $186.6 million for bank loans, and $20.0 million for OCC margin requirements.
Litigation. On October 15, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Golden v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Golden Case”). On November 3, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a second putative class action lawsuit styled Hazan v. BofI Holding, Inc., et al, and also brought in the United States District Court for the Southern District of California (the “Hazan Case”). On February 1, 2016, the Golden Case and the Hazan Case were consolidated as In re BofI Holding, Inc. Securities Litigation, Case #: 3:15-cv-02324-GPC-KSC (the “Class Action”), and the Houston Municipal Employees Pension System was appointed lead plaintiff. The plaintiffs allege that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a complaint filed in connection with a wrongful termination of employment lawsuit filed on October 13, 2015 (the “Employment Matter”) and that as a result the Company’s statements regarding its internal controls, as well as portions of its financial statements, were false and misleading. On April 13, 2022, the parties executed a Stipulation and Agreement of Settlement. The Stipulation and Agreement of Settlement was submitted to the District Court for approval on April 15, 2022. On June 8, 2022, the court granted preliminary approval of the settlement and scheduled a hearing with respect to final approval of the settlement for October 7, 2022. There is no assurance that final court approval will be granted. The agreed to settlement amount is not material to the Consolidated Financial Statements, as of and for the year ended June 30, 2022.
On April 3, 2017, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit styled Mandalevy v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Mandalevy Case”). The Mandalevy Case seeks monetary damages and other relief on behalf of a putative class that has not been certified by the Court. The complaint in the Mandalevy Case (the “Mandalevy Complaint”) alleges a class period that differs from that alleged in the First Class Action, and that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a March 2017 media article. The Mandalevy Case has not been consolidated into the First Class Action. On December 7, 2018, the Court entered a final order granting the defendants’ motion and dismissing the Mandalevy Case with prejudice. Subsequently, the plaintiff filed a notice of appeal and the Court took the matter under advisement. On November 3, 2020, the Court issued a ruling affirming in part and reversing in part the District Court's Order dismissing the Class Action Second Amended Complaint. The defendants filed a petition for rehearing en banc on November 17, 2020, which petition was denied on December 16, 2020. The defendants filed a motion to dismiss the remanded complaint on February 19, 2021. On January 31, 2022, a Stipulation of Settlement was submitted to the District Court for approval. On May 17, 2022, the court granted preliminary approval of the settlement and scheduled a hearing with respect to final approval for September 23, 2022. There is no assurance that final court approval will be granted. The agreed to settlement amount is not material to the Consolidated Financial Statements, as of and for the year ended June 30, 2022.
The Company and the other named defendants dispute the allegations of wrongdoing advanced by the plaintiffs in the Class Action, the Mandalevy Case, and in the Employment Matter, as well as those plaintiffs’ statement of the underlying factual circumstances, and are vigorously defending each case subject to final court approval of the settlements.
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
The United States District Court for the Southern District of California ordered the six above-referenced derivative actions pending before it to be consolidated and appointed lead counsel in the consolidated action. On June 7, 2018, the Court entered an order granting defendant’s motion for judgment on the pleadings, but giving the plaintiffs limited leave to amend by June 28, 2018. The plaintiffs failed to file an amended complaint, and instead plaintiffs filed on June 28, 2018 a motion to stay the case pending resolution of the securities class action and Employment Matter. On August 10, 2018, defendants filed an opposition to plaintiffs’ motion. On September 11, 2018, the plaintiffs filed a second amended complaint. On October 16, 2018, defendants filed a motion to dismiss the second amended complaint. On October 16, 2018, defendants filed a motion to dismiss the second amended complaint. The Court dismissed the second amended complaint with prejudice on May 23, 2019. Subsequently, the plaintiff filed a notice of appeal and opening brief and the Company filed its answering brief. Oral argument was held September 2, 2020. On February 25, 2021, the Ninth Circuit issued a memorandum decision affirming the dismissal of the Calcaterra derivative action. However, the Ninth Circuit reversed the district court’s order denying a stay of the action and remanded to the district court to reconsider whether it should grant the plaintiff leave to amend. The Ninth Circuit issued its mandate to the district court on April 9, 2021, and the plaintiff has opted for a stay on remand rather than amending the complaint.
The two derivative actions pending before the San Diego County Superior Court have been consolidated and have been stayed by agreement of the parties.
The Company and the other named defendants dispute, and intend to vigorously defend against, the allegations raised in the consolidated action and the state court derivative actions.
In June 2022, the Company finalized a one-time resolution of a contractual claim in an amount of $9.5 million.
In view of the inherent difficulty of predicting the outcome of each legal action, particularly since claimants seek substantial or indeterminate damages, it is not possible to reasonably predict or estimate the eventual loss or range of loss, if any, related to each legal action, unless otherwise disclosed above.

19. MINIMUM REGULATORY CAPITAL REQUIREMENTS
Consolidated and Banking Business
The Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by the Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on the consolidated financial statements. The Federal Reserve establishes capital requirements for the Company and the OCC has similar requirements for the Bank. The following tables present regulatory capital information for the Company and Bank. Information presented for June 30, 2022, reflects the Basel III capital requirements for both the Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require the Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require the Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At June 30, 2022, the Company and Bank met all the capital adequacy requirements to which they were subject. At June 30, 2022, the Company and Bank were “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” the Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since June 30, 2022 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support the Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Company’s and Bank’s capital amounts, capital ratios and capital requirements under Basel III were as follows:

	Axos Financial, Inc.		Axos Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Regulatory Capital:
Tier 1	$1,522,478	$1,309,496	$1,615,012	$1,262,885
Common equity tier 1	$1,522,478	$1,309,496	$1,615,012	$1,262,885
Total capital (to risk-weighted assets)	$1,965,578	$1,587,625	$1,725,528	$1,358,430

Assets:
Average adjusted	$16,460,684	$14,851,462	$15,164,797	$13,359,578
Total risk-weighted	$15,443,152	$11,522,645	$14,366,457	$10,283,135

Regulatory Capital Ratios:
Tier 1 leverage (core) capital to adjusted average assets	9.25%	8.82%	10.65%	9.45%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	9.86%	11.36%	11.24%	12.28%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	9.86%	11.36%	11.24%	12.28%	8.00%	6.00%
Total capital (to risk-weighted assets)	12.73%	13.78%	12.01%	13.21%	10.00%	8.00%
Under Basel III all banking organizations are required to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At June 30, 2022, the Company and Bank were in compliance with the capital conservation buffer requirement. Inclusive of the fully phased-in capital conservation buffer, the common equity Tier 1 capital, Tier 1 risk-based capital and total risk-based capital ratio minimums are 7.0%, 8.5% and 10.5%, respectively. A banking organization with a buffer of less than the required amount is subject to increasingly stringent limitations on such distributions and payments as the buffer approaches zero. In addition, these requirements also generally prohibit a banking organization from making such distributions or payments during any quarter if its eligible retained income is negative and its capital conservation buffer ratio was 2.5% or less at the end of the previous quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income.
Securities Business
Pursuant to the net capital requirements of the Exchange Act, Axos Clearing is subject to the SEC Uniform Net Capital (Rule 15c3-1 of the Exchange Act). Under this rule, the Company has elected to operate under the alternate method and is required to maintain minimum net capital of $250,000 or 2% of aggregate debit balances arising from client transactions, as defined. Under the alternate method, Axos Clearing may not repay subordinated debt, pay cash distributions, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.
The net capital position of Axos Clearing was as follows:

(Dollars in thousands)	June 30, 2022	June 30, 2021
Net capital	$38,915	$35,950
Less: required net capital	6,250	8,046
Excess capital	$32,665	$27,904

Net capital as a percentage of aggregate debit items	12.45%	8.94%
Net capital in excess of 5% aggregate debit items	$23,290	$15,836
Axos Clearing as a clearing broker, is subject to SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the benefit of customers. At June 30, 2022, the Company had a deposit requirement of $286.9 million and maintained a deposit of $335.8 million. On July 1, 2022, Axos Clearing did not have to make a deposit to satisfy the deposit requirement. At June 30, 2021, the Company had a deposit requirement of $258.1 million and maintained a deposit of $251.2 million. On July 1, 2021, Axos Clearing made a deposit to satisfy the deposit requirement.
Certain broker-dealers have chosen to maintain brokerage customer accounts at Axos Clearing. To allow these broker-dealers to classify their assets held by the Company as allowable assets in their computation of net capital, the Company computes a separate reserve requirement for Proprietary Accounts of Brokers (PAB). At June 30, 2022, the Company had a deposit requirement of $29.1 million and maintained a deposit of $36.3 million. On July 1, 2022, Axos Clearing did not have to make a deposit to satisfy the deposit requirement. At June 30, 2021, the Company had a deposit requirement of $73.6 million and maintained a deposit of $71.0 million. On July 1, 2021, Axos Clearing made a deposit to satisfy the deposit requirement.
20. EMPLOYEE BENEFIT PLAN
The Company has one 401(k) plan whereby substantially all of its employees may participate in the plan. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Company provides an employer matching contribution to each of the 401(k) plans based on an employee’s designated deferral of their eligible compensation. For the fiscal years ended June 30, 2022, 2021, and 2020, expenses attributable to the plan amounted to $3.6 million, $2.4 million, and $2.4 million, respectively. These expenses are included in the Consolidated Statements of Income in “Salaries and related costs”.

21. PARENT-ONLY CONDENSED FINANCIAL INFORMATION
The following tables present Axos Financial, Inc. (Parent company only) financial information and should be read in conjunction with the consolidated financial statements of the Company and the other notes to the consolidated financial statements. Adjustments to investment in subsidiaries, stockholders’ equity and equity in undistributed earnings of subsidiaries have been made to eliminate an intercompany transaction between multiple subsidiaries and the Parent company.
CONDENSED BALANCE SHEETS

	At June 30,
(Dollars in thousands)	2022	2021
ASSETS
Cash and due from banks	$98,640	$126,409
Investment securities	14,486	14,985
Other assets	125,235	111,084
Investment in subsidiaries	1,821,818	1,411,950
Total assets	$2,060,179	$1,664,428
LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings, subordinated notes and debentures	$333,744	$185,158
Accounts payable and accrued liabilities and other liabilities	83,462	78,334
Total liabilities	417,206	263,492
Stockholders’ equity	1,642,973	1,400,936
Total liabilities and stockholders’ equity	$2,060,179	$1,664,428
CONDENSED STATEMENTS OF INCOME

	Year Ended June 30,
(Dollars in thousands)	2022	2021	2020
Interest income	$1,777	$1,262	$619
Interest expense	11,183	10,891	4,348
Net interest (expense) income	(9,406)	(9,629)	(3,729)
Net interest (expense) income, after provision for credit losses	(9,406)	(9,629)	(3,729)
Non-interest income (loss)	6,275	217	58
Non-interest expense and tax benefit[1]	9,741	4,360	11,903
Income (loss) before dividends from subsidiary and equity in undistributed income of subsidiaries	(12,872)	(13,772)	(15,574)
Dividends from subsidiaries	40,000	45,000	119,114
Equity in undistributed earnings of subsidiaries	213,588	184,479	79,898
Net income	$240,716	$215,707	$183,438
Comprehensive income	$235,276	$219,151	$182,485
1 Includes tax benefits of $11,927, $8,967, and $5,152 for the years ended June 30, 2022, 2021, and 2020, respectively.

Axos Financial, Inc. (Parent Company Only)
STATEMENT OF CASH FLOWS

	Year Ended June 30,
(Dollars in thousands)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$240,716	$215,707	$183,438
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of discounts on securities	50	48	26
Amortization of borrowing costs	706	1,569	208
Accretion of discounts on loans	56	—	—
Amortization of operating lease right of use asset	10,124	9,197	9,079
Stock-based compensation expense	21,242	20,685	21,935
Depreciation and amortization	224	—	—
Equity in undistributed earnings of subsidiaries	(213,588)	(184,479)	(79,898)
Decrease (increase) in other assets	(5,231)	(25,835)	(79,227)
Increase (decrease) in other liabilities	(11,564)	(14,550)	72,175
Net cash provided by operating activities	42,735	22,342	127,736
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	—	—	(15,301)
Purchases of loans and leases, net of discounts and premiums	—	—	(59,391)
Proceeds from principal repayments on loans	—	—	10
Purchases of furniture, equipment, software and intangibles	(817)	(457)	—
Investment in subsidiaries	(203,086)	(7,200)	(10,130)
Net cash used in investing activities	(203,903)	(7,657)	(84,812)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax payments related to the settlement of restricted stock units	(14,481)	(10,648)	(7,457)
Repurchase of treasury stock	—	(16,757)	(38,858)
Net (repayment) proceeds of other borrowings	—	(51,000)	—
Payments of debt issuance costs	(2,120)	(2,748)	—
Proceeds from issuance of subordinated notes	150,000	175,000	—
Redemption of preferred stock, Series A	—	(5,150)	—
Cash dividends on preferred stock	—	(103)	(386)
Net cash provided by (used in) financing activities	133,399	88,594	(46,701)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(27,769)	103,279	(3,777)
CASH AND CASH EQUIVALENTS—Beginning of year	126,409	23,130	26,907
CASH AND CASH EQUIVALENTS—End of year	$98,640	$126,409	$23,130

22. BANK-OWNED LIFE INSURANCE
The following table summarizes the activity in the Company’s bank-owned life insurance (“BOLI”) as of the dates indicated:

(Dollars in thousands)	BOLI values
Balance as of June 30, 2019	$6,969
Death benefits	(763)
Change in Contract Value	174
Balance as of June 30, 2020	6,380
Additions	50,000
Change in Contract Value	175
Balance as of June 30, 2021	56,555
Additions	100,000
Change in Contract Value	4,220
Balance as of June 30, 2022	$160,775
Bank-owned life insurance is included in the ‘Other assets’ line in the Consolidated Balance Sheets.
23.    SEGMENT REPORTING
The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance. The operating segments and segment results of the Company are determined based upon the management reporting system, which assigns balance sheet and income statement items to each of the business segments and by which segment results are evaluated by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.
The Company evaluates performance and allocates resources based on pre-tax profit or loss from operations. There are no material inter-segment sales or transfers. Certain corporate administration costs and income taxes have not been allocated to the reportable segments. Therefore, in order to reconcile the two segments to the consolidated totals, we include parent-only activities and intercompany eliminations.
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

In order to reconcile the two segments to the consolidated totals, the Company includes parent-only activities and intercompany eliminations. The following tables present the operating results, goodwill, and assets of the segments:

	Year Ended June 30, 2022
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$597,833	$17,580	$(8,255)	$607,158
Provision for credit losses	18,500	—	—	18,500
Non-interest income	60,881	64,069	(11,587)	113,363
Non-interest expense	274,079	84,014	3,969	362,062
Income (Loss) before income taxes	$366,135	$(2,365)	$(23,811)	$339,959

	Year Ended June 30, 2021
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$527,760	$18,746	$(7,764)	$538,742
Provision for credit losses	23,750	—	—	23,750
Non-interest income	79,150	27,627	(1,516)	105,261
Non-interest expense	254,596	48,095	11,819	314,510
Income (Loss) before income taxes	$328,564	$(1,722)	$(21,099)	$305,743

	As of June 30, 2022
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$59,953	$—	$95,674
Total assets	$16,002,714	$1,328,558	$69,893	$17,401,165

	As of June 30, 2021
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$35,501	$—	$71,222
Total assets	$12,745,029	$1,450,512	$70,024	$14,265,565