Form 10-Q
period 2022-09-30
Axos Financial, Inc.
filed 2022-10-28
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock on the last practicable date: 59,999,339 shares of common stock, $0.01 par value per share, as of October 21, 2022.

AXOS FINANCIAL, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par and stated value)	(Unaudited) September 30, 2022	June 30, 2022
ASSETS
Cash and cash equivalents	$1,369,170	$1,202,587
Cash segregated for regulatory purposes	328,878	372,112
Total cash, cash equivalents, and cash segregated	1,698,048	1,574,699
Securities:
Trading	75	1,758
Available-for-sale	257,634	262,518
Stock of regulatory agencies	20,881	20,368
Loans held for sale, carried at fair value	9,463	4,973
Loans held for sale, lower of cost or fair value	10,476	10,938
Loans—net of allowance for credit losses of $155,472 as of September 30, 2022 and $148,617 as of June 30, 2022	15,211,573	14,091,061
Mortgage servicing rights, carried at fair value	26,373	25,213
Securities borrowed	87,622	338,980
Customer, broker-dealer and clearing receivables	410,842	417,417
Goodwill and other intangible assets—net	160,429	156,405
Other assets	513,662	496,835
TOTAL ASSETS	$18,407,078	$17,401,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	4,626,907	5,033,970
Interest bearing	10,549,724	8,912,452
Total deposits	15,176,631	13,946,422
Advances from the Federal Home Loan Bank	112,500	117,500
Borrowings, subordinated notes and debentures	425,818	445,244
Securities loaned	206,889	474,400
Customer, broker-dealer and clearing payables	500,584	511,654
Accounts payable and other liabilities	283,684	262,972
Total liabilities	16,706,106	15,758,192
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock—$0.01 par value; 150,000,000 shares authorized; 69,151,152 shares issued and 59,998,673 shares outstanding as of September 30, 2022; 68,859,722 shares issued and 59,777,949 shares outstanding as of June 30, 2022	692	689
Additional paid-in capital	459,101	453,784
Accumulated other comprehensive income (loss)—net of tax	(5,770)	(2,933)
Retained earnings	1,486,851	1,428,444
Treasury stock, at cost; 9,152,479 shares as of September 30, 2022 and 9,081,773 shares as of June 30, 2022	(239,902)	(237,011)
Total stockholders’ equity	1,700,972	1,642,973
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,407,078	$17,401,165

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands, except earnings per common share)	2022	2021
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$208,338	$149,176
Securities borrowed and customer receivables	4,384	6,851
Investments	11,064	2,283
Total interest and dividend income	223,786	158,310
INTEREST EXPENSE:
Deposits	32,505	7,712
Advances from the Federal Home Loan Bank	5,163	1,016
Securities loaned	943	251
Other borrowings	4,700	2,689
Total interest expense	43,311	11,668
Net interest income	180,475	146,642
Provision for credit losses	8,750	4,000
Net interest income, after provision for credit losses	171,725	142,642
NON-INTEREST INCOME:
Broker-dealer fee income	9,178	6,462
Advisory fee income	6,959	5,304
Banking and service fees	6,514	6,680
Mortgage banking income	3,365	5,270
Prepayment penalty fee income	1,192	2,986
Total non-interest income	27,208	26,702
NON-INTEREST EXPENSE:
Salaries and related costs	46,996	40,737
Data processing	14,022	12,092
Depreciation and amortization	6,094	5,728
Advertising and promotional	6,370	3,372
Professional services	8,087	4,545
Occupancy and equipment	4,054	3,181
FDIC and regulatory fees	3,735	2,266
Broker-dealer clearing charges	2,829	4,005
General and administrative expense	23,900	8,505
Total non-interest expense	116,087	84,431
INCOME BEFORE INCOME TAXES	82,846	84,913
INCOME TAXES	24,439	24,703
NET INCOME	$58,407	$60,210
COMPREHENSIVE INCOME	$55,570	$59,703
Basic earnings per common share	$0.98	$1.01
Diluted earnings per common share	$0.97	$0.99
See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands)	2022	2021
NET INCOME	$58,407	$60,210
Net unrealized gain (loss) from available-for-sale securities, net of income tax expense (benefit) of $(1,215) and $(214) for the three months ended September 30, 2022 and 2021, respectively.	(2,837)	(507)
Other comprehensive income (loss)	(2,837)	(507)
Comprehensive income	$55,570	$59,703

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended September 30, 2022
	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2022	68,859,722	(9,081,773)	59,777,949	$689	$453,784	$1,428,444	$(2,933)	$(237,011)	$1,642,973
Net income	—	—	—	—	—	58,407	—	—	58,407
Other comprehensive income (loss)	—	—	—	—	—	—	(2,837)	—	(2,837)
Stock-based compensation activity	291,430	(70,706)	220,724	3	5,317	—	—	(2,891)	2,429
BALANCE—September 30, 2022	69,151,152	(9,152,479)	59,998,673	$692	$459,101	$1,486,851	$(5,770)	$(239,902)	$1,700,972

	For the Three Months Ended September 30, 2021
	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2021	68,069,321	(8,751,377)	59,317,944	$681	$432,550	$1,187,728	$2,507	$(222,530)	$1,400,936
Net income	—	—	—	—	—	60,210	—	—	60,210
Other comprehensive income (loss)	—	—	—	—	—	—	(507)	—	(507)
Stock-based compensation activity	301,296	(124,607)	176,689	3	3,978	—	—	(5,999)	(2,018)
BALANCE—September 30, 2021	68,370,617	(8,875,984)	59,494,633	$684	$436,528	$1,247,938	$2,000	$(228,529)	$1,458,621
See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,407	$60,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	6,801	5,972
Stock-based compensation expense	5,320	3,981
Trading activity	1,683	42
Provision for credit losses	8,750	4,000
Deferred income taxes	(3,807)	1,453
Origination of loans held for sale	(70,073)	(209,967)
Unrealized and realized gains on loans held for sale	(2,433)	(4,107)
Proceeds from sale of loans held for sale	67,610	208,777
Amortization and change in fair value of mortgage servicing rights	(953)	1,185
Net changes in assets and liabilities which provide (use) cash:
Securities borrowed	251,358	161,806
Customer, broker-dealer and clearing receivables	61,015	(53,677)
Other assets	(6,347)	(112,925)
Securities loaned	(267,511)	(189,483)
Customer, broker-dealer and clearing payables	(65,484)	(25,385)
Accounts payable and other liabilities	26,485	18,949
Net cash provided by (used in) operating activities	70,821	(129,169)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	—	(7,033)
Proceeds from sale and repayment of securities	1,029	128,506
Purchase of stock of regulatory agencies	(54,964)	(8,219)
Proceeds from redemption of stock of regulatory agencies	54,964	8,219
Origination of loans held for investment	(2,486,224)	(2,050,587)
Proceeds from sale of loans held for investment	13,965	12,100
Mortgage warehouse loans activity, net	103,812	(41,692)
Proceeds from sales of other real estate owned and repossessed assets	719	621
Acquisition of business activity, net of cash acquired	(5,009)	(54,597)
Purchases of loans and leases, net of discounts and premiums	(51)	(7,481)
Principal repayments on loans	1,229,390	1,620,886
Purchases of furniture, equipment, software and intangibles	(7,921)	(3,943)
Net cash used in investing activities	(1,150,290)	(403,220)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	1,230,209	931,645
Payments of the Federal Home Loan Bank term advances	(5,000)	(10,000)
Net repayment of Federal Home Loan Bank other advances	—	(186,000)
Net proceeds (repayments) of other borrowings	(19,500)	34,400
Tax payments related to settlement of restricted stock units	(2,891)	(5,999)
Net cash provided by financing activities	1,202,818	764,046
NET CHANGE IN CASH AND CASH EQUIVALENTS	123,349	231,657
CASH AND CASH EQUIVALENTS—Beginning of year	$1,574,699	$1,037,777
CASH AND CASH EQUIVALENTS—End of period	$1,698,048	$1,269,434

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$42,429	$14,989
Income taxes paid	37,277	29,955
Transfers to other real estate and repossessed vehicles	5,522	140
Transfers from loans held for investment to loans held for sale	—	12,100
Transfers from loans held for sale to loans held for investment	682	376
See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2022 AND 2021
(Dollars in thousands, except per share and stated value amounts)
(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements include the accounts of Axos Financial, Inc. (“Axos”) and its wholly owned subsidiaries, Axos Bank (the “Bank”) and Axos Nevada Holding, LLC (the “Axos Nevada Holding”) collectively, the “Company”. Axos Bank and its wholly owned subsidiary constitute the Banking Business segment and Axos Nevada Holding wholly owns the companies constituting the Securities Business segment. All significant intercompany balances and transactions have been eliminated in consolidation.
The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three months ended September 30, 2022 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or not repeated herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2022 included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended June 30, 2022 (“2022 Form 10-K”). A reclassification of certain components of non-interest income for the three months ended September 30, 2021 has been made to conform to the current period presentation. This reclassification had no effect on the Company’s total non-interest income, net income, financial position or cash flows. Additional reclassifications of certain amounts in the Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2021 have been made to conform to the current period presentation. These reclassifications had no effect on the Company’s results of operations or financial position.
Significant Accounting Policies
Our significant accounting policies are described in greater detail in Note 1—“Organizations and Summary of Significant Accounting Policies” contained in the 2022 Form 10-K.
New Accounting Standards
Accounting Standards Issued But Not Yet Adopted
For a discussion of new accounting standards issued but not yet adopted which are applicable to the Company see Note 1—“Organizations and Summary of Significant Accounting Policies” contained in the 2022 Form 10-K. For the fiscal year beginning July 1, 2022, there have been no new accounting standards issued but not yet adopted that are expected to be material to the Company.

2.     ACQUISITIONS
From time to time the Company completes acquisitions and related corporate activities to supplement the organic growth and development of the business.
On August 2, 2021 the Company’s subsidiary, Axos Clearing LLC, acquired certain assets and liabilities of E*TRADE Advisor Services (“EAS”), the registered investment advisor custody business of Morgan Stanley. This business was rebranded as Axos Advisor Services (“AAS”). AAS adds incremental fee income, a turnkey technology platform used by independent registered investment advisors for trading and custody services, and low cost deposits that can be used to generate fee income from other bank partners or to fund loan growth at Axos Bank. The purchase price of $54.8 million consisted entirely of cash consideration paid upon acquisition and working capital adjustments.
The Company incurred acquisition-related costs totaling $0.04 million in total, all of which were recognized in the year ended June 30, 2022.
The acquisition is accounted for as a business combination under the acquisition method of accounting. Accordingly, tangible and intangible assets acquired (and liabilities assumed) are recorded at their estimated fair values as of the date of acquisition. The preliminary allocation of the $54.6 million purchase price consisted of $14.4 million of fair value of tangible assets acquired (which included $7.8 million of a right-of-use lease asset), $11.3 million of liabilities assumed (which included $7.8 million of a lease liability), $27.1 million of identifiable intangible assets and $24.4 million of goodwill, all of which is expected to be deductible for tax purposes. In December 2021, the Company made a $0.2 million true-up payment based on working capital adjustments, which was recorded as an increase in the purchase price up to $54.8 million with no impact on goodwill or identifiable intangible assets. After the working capital true-up, the final acquisition fair value of tangible assets acquired was $14.2 million and the final acquisition fair value of liabilities acquired was $10.9 million. Goodwill was calculated as the excess of consideration exchanged over the fair value of identifiable net assets acquired. The goodwill includes synergies expected to result from combining the acquired assets and liabilities with existing operations, coupling its custody platform with the Company’s existing product offerings and leveraging customer relationships through registered investment advisors (“RIAs”). The following table summarizes the fair value and useful life of each intangible asset acquired as of the acquisition date:

(Dollars in thousands)	Fair Value	Useful Lives (Years)
Trade Name	$290	0.16
Proprietary Technology	10,990	7
Customer Relationships	15,650	14
Non-Compete Agreements	130	1
Total	$27,060
The following table presents the results of operations of AAS for the three months ended September 30, 2021 on an unaudited pro forma basis, as if the acquisition of the entity rebranded to AAS had been consummated on July 1, 2020. The unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of what the Company’s results of operations would have been if the acquisition of EAS had occurred as of July 1, 2020, or the results of operations for any future periods. Additionally, the information presented does not reflect any synergies or other strategic benefits as a result of acquisition.

Pro Forma
(Dollars in thousands)	For the Three Months Ended September 30, 2021
Non-interest income	$8,942
It is not practical to disclose net income on a pro forma basis as the assets and liabilities acquired are a component of a business.

3.     FAIR VALUE
The Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2022 and June 30, 2022 are classified in their entirety based on the lowest level of input significant to the fair value measurement.

	September 30, 2022
(Dollars in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Municipal	$75	$—	$75
Securities—Available-for-Sale:
Agency MBS[1]	23,763	—	23,763
Non-Agency MBS[2]	—	184,012	184,012
Municipal	2,995	—	2,995
Asset-backed securities and structured notes	46,864	—	46,864
Total—Securities—Available-for-Sale	$73,622	$184,012	$257,634
Loans Held for Sale	$9,463	$—	$9,463
Mortgage servicing rights	$—	$26,373	$26,373
Other assets—Derivative instruments	$—	$897	$897
LIABILITIES:
Other liabilities—Derivative instruments	$—	$362	$362

	June 30, 2022
(Dollars in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Municipal	$1,758	$—	$1,758
Securities—Available-for-Sale:
Agency MBS[1]	25,325	—	25,325
Non-Agency MBS[2]	—	186,814	186,814
Municipal	3,248	—	3,248
Asset-backed securities and structured notes	47,131	—	47,131
Total—Securities—Available-for-Sale	$75,704	$186,814	$262,518
Loans Held for Sale	$4,973	$—	$4,973
Mortgage servicing rights	$—	$25,213	$25,213
Other assets—Derivative instruments	$—	$464	$464
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$—
1Includes securities guaranteed by Ginnie Mae, a U.S. government agency, and the government sponsored enterprises Fannie Mae and Freddie Mac.
2 Private sponsors of securities collateralized primarily by first-lien mortgage loans on commercial properties or by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by Alt-A or pay-option ARM mortgages.

Additional information is presented below about assets measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	September 30, 2022
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights[1]	Derivative Instruments, net	Total
Opening Balance	$186,814	$25,213	$464	$212,491
Total gains or losses for the period:
Included in earnings—Mortgage banking income	—	953	71	1,024
Included in other comprehensive income	(2,473)	—	—	(2,473)
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	—	207	—	207
Settlements	(329)	—	—	(329)
Closing balance	$184,012	$26,373	$535	$210,920

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$953	$71	$1,024
1 Earnings from mortgage servicing rights (“MSR”) were attributable to: Time and payoffs, representing a decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period of $0.4 million, and an increase in MSR value resulting from market-driven changes in interest rates of $1.4 million. Additions to mortgage servicing rights were retained upon sale of loans held for sale.

	For the Three Months Ended
	September 30, 2021
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights[1]	Derivative Instruments, net	Total
Opening Balance	$67,615	$17,911	$2,205	$87,731
Total gains or losses for the period:
Included in earnings—Mortgage banking income	—	(1,185)	21	(1,164)
Included in other comprehensive income	(112)	—	—	(112)
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	—	1,712	—	1,712
Settlements	(7,652)	—	—	(7,652)
Closing balance	$59,851	$18,438	$2,226	$80,515

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(1,185)	$21	$(1,164)
1 Earnings from mortgage servicing rights were attributable to: Time and payoffs, representing a decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period of $1.6 million, and an increase in MSR value resulting from market-driven changes in interest rates of $0.4 million. Additions to mortgage servicing rights were retained upon sale of loans held for sale.
The table below summarizes the quantitative information about level 3 fair value measurements as of the dates indicated:

	September 30, 2022
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Non-agency MBS	$184,012	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	0.0 to 30.0% (21.4%) 0.0 to 15.9% (2.3%) 0.0 to 68.6% (26.6%) 2.7 to 8.8% (2.7%)
Mortgage Servicing Rights	$26,373	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	3.8 to 38.0% (9.3%) 0.9 to 13.0 (9.4) 9.5 to 11.0% (9.5%)
Derivative Instruments	$535	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	-3.1 to 1.2% (-1.2%)

	June 30, 2022
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Non-agency MBS	$186,814	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	0.0 to 30.0% (21.4%) 0.0 to 7.9% (2.2%) 0.0 to 68.4% (26.7%) 2.7 to 9.3% (2.8%)
Mortgage Servicing Rights	$25,213	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	7.9 to 56.3% (11.0%) 1.2 to 9.9 (8.4) 9.5 to 11.5% (9.5%)
Derivative Instruments	$464	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	-3.1 to 0.8% (-1.2%)
The significant unobservable inputs used in the fair value measurement of the Company’s residential mortgage-backed securities are projected prepayment rates, probability of default, projected loss severity in the event of default and discount rate over LIBOR. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the projected loss severity and a directionally opposite change in the assumption used for projected prepayment rates.
The table below summarizes assets measured for impairment on a non-recurring basis:

	September 30, 2022
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$4,534	$4,534
Autos and RVs	$—	$—	$768	$768
Total	$—	$—	$5,302	$5,302

	June 30, 2022
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Other real estate owned and foreclosed assets:
Autos and RVs	—	—	798	798
Total	$—	$—	$798	$798
Non-recurring fair value measurements for other real estate owned and foreclosed assets represent charge-offs of $307 thousand for the three months ended September 30, 2022 and $12 thousand for the three months ended September 30, 2021.
The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans. None of these loans are 90 days or more past due nor on nonaccrual as of September 30, 2022 and June 30, 2022.
As of September 30, 2022 and June 30, 2022, the aggregate fair value of loans held for sale, carried at fair value, contractual balance (including accrued interest), and unrealized gain was as follows:

(Dollars in thousands)	September 30, 2022	June 30, 2022
Aggregate fair value	$9,463	$4,973
Contractual balance	9,348	4,881
Unrealized gain	$115	$92

Gains and losses from changes in fair value included in earnings for loans held for sale for the periods indicated below were:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2022	2021
Interest income	$50	$200
Change in fair value	91	43
Total	$141	$243
The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	September 30, 2022
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Other real estate owned and foreclosed assets:
Single family real estate	$4,534	Sales comparison approach	Adjustment for differences between the comparable sales	3.5 to 12.1% (4.1%)
Autos and RVs	$768	Sales comparison approach	Adjustment for differences between the comparable sales	-13.7 to -0.5% (-3.4%)

	June 30, 2022
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Other real estate owned and foreclosed assets:
Autos and RVs	$798	Sales comparison approach	Adjustment for differences between the comparable sales	-17.2 to 4.6% (-7.5%)
1 For other real estate owned and foreclosed assets the ranges shown may vary positively or negatively based on the comparable sales reported in the current appraisal. In certain instances, the range can be significant due to small sample sizes and in some cases the property being valued having limited comparable sales with similar characteristics at the time the current appraisal is conducted.

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments at September 30, 2022 and June 30, 2022 were:

	September 30, 2022
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$1,698,048	$1,698,048	$—	$—	$1,698,048
Securities — trading	75	—	75	—	75
Securities — available-for-sale	257,634	—	73,622	184,012	257,634
Loans held for sale, at fair value	9,463	—	9,463	—	9,463
Loans held for sale, at lower of cost or fair value	10,476	—	—	10,489	10,489
Loans held for investment—net	15,211,573	—	—	14,893,655	14,893,655
Securities borrowed	87,622	—	—	86,728	86,728
Customer, broker-dealer and clearing receivables	410,842	—	—	411,171	411,171
Mortgage servicing rights	26,373	—	—	26,373	26,373
Financial liabilities:
Total deposits	15,176,631	—	13,373,113	—	13,373,113
Advances from the Federal Home Loan Bank	112,500	—	105,387	—	105,387
Borrowings, subordinated notes and debentures	425,818	—	385,257	—	385,257
Securities loaned	206,889	—	—	206,910	206,910
Customer, broker-dealer and clearing payables	500,584	—	—	500,584	500,584

	June 30, 2022
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$1,574,699	$1,574,699	$—	$—	$1,574,699
Securities — trading	1,758	—	1,758	—	1,758
Securities — available-for-sale	262,518	—	75,704	186,814	262,518
Loans held for sale, at fair value	4,973	—	4,973	—	4,973
Loans held for sale, at lower of cost or fair value	10,938	—	—	10,985	10,985
Loans held for investment—net	14,091,061	—	—	14,015,157	14,015,157
Securities borrowed	338,980	—	—	329,963	329,963
Customer, broker-dealer and clearing receivables	417,417	—	—	414,383	414,383
Mortgage servicing rights	25,213	—	—	25,213	25,213
Financial liabilities:
Total deposits	13,946,422	—	12,812,512	—	12,812,512
Advances from the Federal Home Loan Bank	117,500	—	117,500	—	117,500
Borrowings, subordinated notes and debentures	445,244	—	416,947	—	416,947
Securities loaned	474,400	—	—	473,831	473,831
Customer, broker-dealer and clearing payables	511,654	—	—	471,859	471,859
Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans, deposits, borrowings or subordinated debt and for variable rate loans, deposits, borrowings or subordinated debt with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. A discussion of the methods of valuing trading securities, available for sale securities and loans held for sale can be found in Note 3 – “Fair Value” of the 2022 Form 10-K. The carrying amount of stock of regulatory agencies approximates the estimated fair value of this investment. The fair value of off-balance sheet items is not material.

4.     SECURITIES
The amortized cost, carrying amount and fair value for the trading and available-for-sale securities at September 30, 2022 and June 30, 2022 were:

	September 30, 2022
	Trading	Available-for-sale
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
U.S. agencies[1]	$—	$27,187	$1	$(3,425)	$23,763
Non-agency[2]	—	187,287	1,300	(4,575)	184,012
Total mortgage-backed securities	—	214,474	1,301	(8,000)	207,775
Non-MBS:
Municipal	75	3,560	—	(565)	2,995
Asset-backed securities and structured notes	—	47,000	—	(136)	46,864
Total Non-MBS	75	50,560	—	(701)	49,859
Total debt securities	$75	$265,034	$1,301	$(8,701)	$257,634

	June 30, 2022
	Trading	Available-for-sale
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
U.S. agencies[1]	$—	$27,722	$9	$(2,406)	$25,325
Non-agency[2]	—	187,616	1,832	(2,634)	186,814
Total mortgage-backed securities	—	215,338	1,841	(5,040)	212,139
Non-MBS:
Municipal	1,758	3,529	—	(281)	3,248
Asset-backed securities and structured notes	—	47,000	131	—	47,131
Total Non-MBS	1,758	50,529	131	(281)	50,379
Total debt securities	$1,758	$265,867	$1,972	$(5,321)	$262,518
1Includes securities guaranteed by Ginnie Mae, a U.S. government agency, and the government sponsored enterprises Fannie Mae and Freddie Mac.
2Private sponsors of securities collateralized primarily by first-lien mortgage loans on commercial properties or by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by Alt-A or pay-option ARM mortgages.
No credit losses were recognized on available-for-sale securities in the three months ended September 30, 2022 and September 30, 2021. No allowance for credit losses for available-for-sale debt securities was recorded at September 30, 2022 and June 30, 2022 based on an analysis of: (1) the credit characteristics of the securities, including the forecasted cash flows, credit ratings, credit enhancement, and any external government backing, and (2) whether the Company is intending to sell or is required to sell any securities before recovering the amortized cost basis of the securities.
The Company’s non-agency MBS available-for-sale portfolio with a total fair value of $184,012 at September 30, 2022 consists of 17 different issues of super senior securities.
The face amounts of debt securities available-for-sale pledged to secure borrowings at September 30, 2022 and June 30, 2022 were $1.1 million and $1.2 million, respectively.

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were:

	September 30, 2022
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
U.S. agencies	$15,070	$(1,882)	$8,493	$(1,543)	$23,563	$(3,425)
Non-agency	127,685	(4,095)	4,516	(480)	132,201	(4,575)
Total MBS	142,755	(5,977)	13,009	(2,023)	155,764	(8,000)
Non-MBS:
Municipal debt	2,995	(565)	—	—	2,995	(565)
Asset-backed securities and structured notes	46,864	(136)	—	—	46,864	(136)
Total Non-MBS	49,859	(701)	—	—	49,859	(701)
Total debt securities	$192,614	$(6,678)	$13,009	$(2,023)	$205,623	$(8,701)

	June 30, 2022
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
U.S. agencies	$16,446	$(1,338)	$8,097	$(1,068)	$24,543	$(2,406)
Non-agency	92,796	(2,204)	4,751	(430)	97,547	(2,634)
Total MBS	109,242	(3,542)	12,848	(1,498)	122,090	(5,040)
Non-MBS:
Municipal debt	3,248	(281)	—	—	3,248	(281)
Asset-backed securities and structured notes	—	—	—	—	—	—
Total Non-MBS	3,248	(281)	—	—	3,248	(281)
Total debt securities	$112,490	$(3,823)	$12,848	$(1,498)	$125,338	$(5,321)
On September 30, 2022, there were sixteen securities in a continuous loss position for a period of more than 12 months, and thirty-seven securities in a continuous loss position for a period of less than 12 months. At June 30, 2022, there were fourteen securities in a continuous loss position for a period of more than 12 months, and twenty-five securities in a continuous loss position for a period of less than 12 months.

At September 30, 2022, one non-agency RMBS with a total carrying amount of $1.9 million was determined to have cumulative credit losses of $0.8 million of which none was recognized in earnings during the three months ended September 30, 2022.
During the three months ended September 30, 2022 and September 30, 2021, the Company sold no available-for-sale securities.

The components of the Company’s accumulated other comprehensive income (loss) are:

(Dollars in thousands)	September 30, 2022	June 30, 2022
Available-for-sale debt securities—net unrealized gains (losses)	$(7,400)	$(3,349)
Available-for-sale debt securities—non-credit related losses	(845)	(845)
Subtotal	(8,245)	(4,194)
Tax benefit (expense)	2,475	1,261
Net unrealized gain (loss) on investment securities in accumulated other comprehensive income (loss)	$(5,770)	$(2,933)

The following table sets forth the expected maturity distribution of our mortgage-backed securities and the contractual maturity distribution of our Non-RMBS securities and the weighted-average yield for each range of maturities:

	At September 30, 2022
	Total Amount		Due Within One Year		Due After One but within Five Years		Due After Five but within Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]
Available-for-sale
Mortgage-backed securities:
Agency[2]	$27,187	1.79%	$5,018	1.83%	$13,175	1.79%	$7,063	1.76%	$1,931	1.86%
Non-Agency[3]	187,287	5.41%	1,285	16.89%	183,937	5.30%	1,726	8.90%	339	4.63%
Total Mortgage-Backed Securities	$214,474	4.95%	$6,303	4.90%	$197,112	5.07%	$8,789	3.17%	$2,270	2.28%
Non-RMBS
Municipal	3,560	3.57%	—	—%	—	—%	—	—%	3,560	3.57%
Asset-backed securities and structured notes	47,000	8.43%	35,155	8.43%	11,845	8.43%	—	—%	—	—%
Total Non-RMBS	$50,560	8.09%	$35,155	8.43%	$11,845	8.43%	$—	—%	$3,560	3.57%
Available-for-sale—Amortized Cost	$265,034	5.55%	$41,458	7.89%	$208,957	5.26%	$8,789	3.17%	$5,830	3.07%
Available-for-sale—Fair Value	$257,634	5.57%	$41,010	7.89%	$203,814	5.26%	$7,807	3.17%	$5,003	3.07%
Total available-for-sale securities	$257,634	5.57%	$41,010	7.89%	$203,814	5.26%	$7,807	3.17%	$5,003	3.07%
1 Weighted-average yield is based on amortized cost of the securities. Residential mortgage-backed security yields and maturities include impact of expected prepayments and other timing factors such as interest rate forward curve.
2 Includes securities guaranteed by Ginnie Mae, a U.S. government agency, and the government sponsored enterprises Fannie Mae and Freddie Mac.
3 Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mo prime, Alt-A or pay-option ARM mortgages.

5.    LOANS & ALLOWANCE FOR CREDIT LOSSES
The composition of the loan portfolio was:

(Dollars in thousands)	September 30, 2022	June 30, 2022
Single Family - Mortgage & Warehouse	$4,009,809	$3,988,462
Multifamily and Commercial Mortgage	2,964,982	2,877,680
Commercial Real Estate	5,523,895	4,781,044
Commercial & Industrial - Non-RE	2,244,342	2,028,128
Auto & Consumer	631,344	567,228
Other	9,954	11,134
Total gross loans and leases	15,384,326	14,253,676
Allowance for credit losses - loans	(155,472)	(148,617)
Unaccreted premiums (discounts) and loan and lease fees	(17,281)	(13,998)
Total net loans and leases	$15,211,573	$14,091,061
Activity in the allowance for credit losses by portfolio classes for the periods was:

	For the Three Months Ended September 30, 2022
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at July 1, 2022	$19,670	$14,655	$69,339	$30,808	$14,114	$31	$148,617
Provision (benefit) for credit losses - loans	(1,642)	(6)	4,437	3,557	2,405	(1)	8,750
Charge-offs	(4)	—	—	—	(2,362)	—	(2,366)
Recoveries	15	—	—	18	438	—	471
Balance at September 30, 2022	$18,039	$14,649	$73,776	$34,383	$14,595	$30	$155,472

	For the Three Months Ended September 30, 2021
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at July 1, 2021	$26,604	$13,146	$57,928	$28,460	$6,519	$301	$132,958
Provision (benefit) for credit losses - loans	(1,351)	36	7,295	(5,646)	3,626	40	4,000
Charge-offs	—	—	—	(322)	(394)	—	(716)
Recoveries	76	177	—	27	256	—	536
Balance at September 30, 2021	$25,329	$13,359	$65,223	$22,519	$10,007	$341	$136,778

Credit Quality Disclosures. Nonaccrual loans consisted of the following as of the dates indicated:

(Dollars in thousands)	As of September 30, 2022
Single Family - Mortgage & Warehouse	$65,687
Multifamily and Commercial Mortgage	35,837
Commercial Real Estate	14,852
Commercial & Industrial - Non-RE	2,989
Auto & Consumer	990
Other	126
Total nonaccrual loans	$120,481
Nonaccrual loans to total loans	0.78%

(Dollars in thousands)	As of June 30, 2022
Single Family - Mortgage & Warehouse	$66,424
Multifamily and Commercial Mortgage	33,410
Commercial Real Estate	14,852
Commercial & Industrial - Non-RE	2,989
Auto & Consumer	439
Other	80
Total nonaccrual loans	$118,194
Nonaccrual loans to total loans	0.83%
No interest income was recognized on nonaccrual loans in the three months ended September 30, 2022 or September 30, 2021 and there were no nonaccrual loans without an allowance for credit losses as of September 30, 2022 and June 30, 2022.
Approximately 1.13% of our nonaccrual loans at September 30, 2022 were considered troubled debt restructurings (“TDRs”), compared to 0.55% at June 30, 2022. Borrowers that make timely payments after TDRs are considered non-performing for at least six months. Generally, after six months of timely payments, those TDRs are reclassified from the nonaccrual loan category to the performing loan category and any previously deferred interest income is recognized. Approximately 54.52% of the Bank’s nonaccrual loans are single family first mortgages.
The outstanding unpaid balance of loans that are either performing or nonaccrual by portfolio class was:

	September 30, 2022
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Performing	$3,944,122	$2,929,145	$5,509,043	$2,241,353	$630,354	$9,828	$15,263,845
Nonaccrual	65,687	35,837	14,852	2,989	990	126	120,481
Total	$4,009,809	$2,964,982	$5,523,895	$2,244,342	$631,344	$9,954	$15,384,326

	June 30, 2022
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Performing	$3,922,038	$2,844,270	$4,766,192	$2,025,139	$566,789	$11,054	$14,135,482
Nonaccrual	66,424	33,410	14,852	2,989	439	80	118,194
Total	$3,988,462	$2,877,680	$4,781,044	$2,028,128	$567,228	$11,134	$14,253,676

From time to time the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and generally return to the original loan terms after the modification term expires. The Company had no TDRs classified as performing loans at September 30, 2022 or June 30, 2022.

Credit Quality Indicators
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends. The Company analyzes loans individually by classifying the loans based on credit risk. The Company uses the following definitions for risk ratings.
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

The amortized cost basis of the Company’s loans by year of origination and credit quality indicator are:

	September 30, 2022
	Loans Held for Investment Origination Year						Revolving Loans	Total
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior
Single Family-Mortgage & Warehouse
Pass	$309,401	$1,427,758	$579,544	$380,330	$277,775	$767,417	$168,798	$3,911,023
Special Mention	—	—	—	4,971	2,165	18,091	7,532	32,759
Substandard	—	3,201	3,171	5,017	18,700	35,518	420	66,027
Doubtful	—	—	—	—	—	—	—	—
Total	309,401	1,430,959	582,715	390,318	298,640	821,026	176,750	4,009,809
Multifamily and Commercial Mortgage
Pass	187,856	1,004,942	541,338	403,340	247,670	483,365	—	2,868,511
Special Mention	—	9,706	3,980	532	3,269	—	—	17,487
Substandard	—	3,145	5,759	32,935	6,832	30,313	—	78,984
Doubtful	—	—	—	—	—	—	—	—
Total	187,856	1,017,793	551,077	436,807	257,771	513,678	—	2,964,982
Commercial Real Estate
Pass	509,209	2,613,562	953,785	312,381	182,800	28,759	760,859	5,361,355
Special Mention	—	—	55,820	12,138	1,000	15,000	—	83,958
Substandard	—	—	38,290	—	15,487	23,507	1,298	78,582
Doubtful	—	—	—	—	—	—	—	—
Total	509,209	2,613,562	1,047,895	324,519	199,287	67,266	762,157	5,523,895
Commercial & Industrial - Non-RE
Pass	63,185	402,229	35,057	19,008	10,858	6,520	1,671,859	2,208,716
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	2,988	—	8,500	—	—	24,138	35,626
Doubtful	—	—	—	—	—	—	—	—
Total	63,185	405,217	35,057	27,508	10,858	6,520	1,695,997	2,244,342
Auto & Consumer
Pass	115,451	328,900	96,119	37,417	31,545	20,039	—	629,471
Special Mention	—	328	218	44	16	38	—	644
Substandard	—	509	291	154	231	44	—	1,229
Doubtful	—	—	—	—	—	—	—	—
Total	115,451	329,737	96,628	37,615	31,792	20,121	—	631,344
Other
Pass	698	2,000	3,310	—	—	1,525	—	7,533
Special Mention	—	—	2,295	—	—	—	—	2,295
Substandard	—	—	—	—	—	126	—	126
Doubtful	—	—	—	—	—	—	—	—
Total	698	2,000	5,605	—	—	1,651	—	9,954
Total
Pass	1,185,800	5,779,391	2,209,153	1,152,476	750,648	1,307,625	2,601,516	14,986,609
Special Mention	—	10,034	62,313	17,685	6,450	33,129	7,532	137,143
Substandard	—	9,843	47,511	46,606	41,250	89,508	25,856	260,574
Doubtful	—	—	—	—	—	—	—	—
Total	$1,185,800	$5,799,268	$2,318,977	$1,216,767	$798,348	$1,430,262	$2,634,904	$15,384,326
As a % of total gross loans	7.71%	37.70%	15.07%	7.91%	5.19%	9.30%	17.13%	100.0%

	June 30, 2022
	Loans Held for Investment Origination Year						Revolving Loans	Total
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior
Single Family-Mortgage & Warehouse
Pass	$1,484,027	$600,054	$402,712	$303,999	$279,248	$548,703	$241,925	$3,860,668
Special Mention	—	—	4,790	2,505	4,125	10,971	38,637	61,028
Substandard	—	2,288	3,928	18,407	5,955	36,188	—	66,766
Doubtful	—	—	—	—	—	—	—	—
Total	1,484,027	602,342	411,430	324,911	289,328	595,862	280,562	3,988,462
Multifamily and Commercial Mortgage
Pass	999,819	569,486	429,247	259,161	219,548	316,013	—	2,793,274
Special Mention	1,200	—	534	539	—	968	—	3,241
Substandard	—	5,772	34,343	9,613	7,308	24,129	—	81,165
Doubtful	—	—	—	—	—	—	—	—
Total	1,001,019	575,258	464,124	269,313	226,856	341,110	—	2,877,680
Commercial Real Estate
Pass	2,482,366	990,887	358,422	186,800	28,758	—	602,412	4,649,645
Special Mention	—	32,351	12,138	16,487	15,000	—	—	75,976
Substandard	—	—	12,575	18,043	23,507	—	1,298	55,423
Doubtful	—	—	—	—	—	—	—	—
Total	2,482,366	1,023,238	383,135	221,330	67,265	—	603,710	4,781,044
Commercial & Industrial - Non-RE
Pass	435,228	66,226	25,629	61,932	9,268	—	1,388,435	1,986,718
Special Mention	13	—	—	186	710	—	—	909
Substandard	2,988	28,359	9,154	—	—	—	—	40,501
Doubtful	—	—	—	—	—	—	—	—
Total	438,229	94,585	34,783	62,118	9,978	—	1,388,435	2,028,128
Auto & Consumer
Pass	352,468	107,882	43,377	37,008	16,147	8,891	—	565,773
Special Mention	204	188	24	110	—	1	—	527
Substandard	157	311	224	205	25	6	—	928
Doubtful	—	—	—	—	—	—	—	—
Total	352,829	108,381	43,625	37,323	16,172	8,898	—	567,228
Other
Pass	3,057	6,185	—	—	1,091	721	—	11,054
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	46	—	—	34	—	80
Doubtful	—	—	—	—	—	—	—	—
Total	3,057	6,185	46	—	1,091	755	—	11,134
Total
Pass	5,756,965	2,340,720	1,259,387	848,900	554,060	874,328	2,232,772	13,867,132
Special Mention	1,417	32,539	17,486	19,827	19,835	11,940	38,637	141,681
Substandard	3,145	36,730	60,270	46,268	36,795	60,357	1,298	244,863
Doubtful	—	—	—	—	—	—	—	—
Total	$5,761,527	$2,409,989	$1,337,143	$914,995	$610,690	$946,625	$2,272,707	$14,253,676
As a % of total gross loans	40.42%	16.91%	9.38%	6.42%	4.28%	6.64%	15.95%	100.0%
The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses and evaluates credit quality based on the aging status of its loans. Certain short-term loans do not have a fixed maturity date and are treated as delinquent if not paid in full 90 days after the origination date.

The outstanding unpaid balance of loans past due 30 days or more by portfolio class are:

	September 30, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single Family-Mortgage & Warehouse	$13,021	$5,494	$57,883	$76,398
Multifamily and Commercial Mortgage	5,909	358	30,001	36,268
Commercial Real Estate	9,655	—	14,852	24,507
Commercial & Industrial - Non-RE	—	—	—	—
Auto & Consumer	4,174	945	495	5,614
Other	1,162	—	126	1,288
Total	$33,921	$6,797	$103,357	$144,075
As a % of total gross loans	0.22%	0.05%	0.67%	0.94%

	June 30, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single Family-Mortgage & Warehouse	$5,167	$1,518	$63,286	$69,971
Multifamily and Commercial Mortgage	9,455	2,115	26,556	38,126
Commercial Real Estate	—	14,852	—	14,852
Commercial & Industrial - Non-RE	—	—	—	—
Auto & Consumer	4,865	1,009	466	6,340
Other	413	—	193	606
Total	$19,900	$19,494	$90,501	$129,895
As a % of total gross loans	0.14%	0.14%	0.63%	0.91%
Loans reaching 90+ days past due are placed on non-accrual as required under Company policy. No loans 90+ days past due were still accruing interest as of September 30, 2022 and June 30, 2022.
Loans in process of foreclosure were $20.4 million and $20.7 million as of September 30, 2022 and June 30, 2022, respectively.

Unfunded Loan Commitment Reserves
Unfunded loan commitment reserves are included in “Accounts payable and other liabilities” in the unaudited Condensed Consolidated Balance Sheets. Provisions for the unfunded loan commitments are included in the unaudited Condensed Consolidated Statements of Income in “General and administrative expenses”.
The following tables present a summary of the activity in the unfunded loan commitment reserves for the periods indicated:

	Three Months Ended September 30,
(Dollars in thousands)	2022	2021
BALANCE—beginning July 1	$10,973	$5,723
Provision	—	2,000
BALANCE—end September 30	$10,973	$7,723

6.    EQUITY AND STOCK-BASED COMPENSATION
The Company has an equity incentive plan, the Amended and Restated 2014 Stock Incentive Plan (the “2014 Plan”), which provides for the granting of non-qualified and incentive stock options, restricted stock and restricted stock units, stock appreciation rights and other awards to employees, directors and consultants. The Plan is designed to encourage selected employees and directors to improve operations and increase profits, and to accept or continue employment or association with the Company through participation in the growth in the value of the common stock. The Company also has an employment agreement with its Chief Executive Officer that authorizes an award of restricted stock units (the “RSU award”). For additional information regarding the Company’s stock-based compensation plans, see Note 16—“Stock-based Compensation” contained in the 2022 Form 10-K.
At September 30, 2022, 1,614,701 shares of common stock remained available for issuance pursuant to grant awards under the 2014 Plan and unrecognized compensation expense related to non-vested awards aggregated to $47.6 million and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year remainder:
Remainder of fiscal year 2023	$18,487
2024	17,408
2025	9,372
2026	1,913
2027	400
Total	$47,580

The status and changes in restricted stock units for the period indicated:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2022	1,350,763	$41.16
Granted	400,339	38.99
Vested	(291,430)	31.88
Forfeited	(19,210)	41.62
Non-vested balance at September 30, 2022	1,440,462	$42.43
The total fair value of shares vested for the three months ended September 30, 2022 was $12.0 million. The weighted-average remaining time period until vesting for restricted stock units as of September 30, 2022 was 1.5 years.

7.    EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended
	September 30,
(Dollars in thousands, except per share data)	2022	2021
Earnings Per Common Share
Net income attributable to common stockholders	$58,407	$60,210
Average common shares issued and outstanding	59,854,584	59,390,846
Earnings per common share	$0.98	$1.01
Diluted Earnings Per Common Share
Net income attributable to common stockholders	$58,407	$60,210
Average common shares issued and outstanding	59,854,584	59,390,846
Dilutive effect of average unvested RSUs	631,810	1,253,442
Total dilutive common shares outstanding	60,486,394	60,644,288
Diluted earnings per common share	$0.97	$0.99
8.    COMMITMENTS AND CONTINGENCIES
Operating Leases. The Company leases office space under operating lease agreements scheduled to expire at various dates. The following table represents maturities of lease liabilities as of September 30, 2022 in the corresponding fiscal years:

(Dollars in thousands)
Remainder of fiscal year 2023	$8,151
2024	10,976
2025	11,143
2026	10,811
2027	10,870
Thereafter	29,177
Total lease payments	81,128
Less: amount representing interest	(8,074)
Total Lease Liability	$73,054
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
At September 30, 2022, the Company had commitments to originate $192.1 million in fixed rate loans and $3,181.9 million in variable rate loans, totaling an aggregate principal balance of $3,374.0 million. At September 30, 2022, the Company’s fixed rate commitments to originate had a weighted-average rate of 6.70%. At September 30, 2022, the Company also had commitments to sell $12.6 million in fixed rate loans and no variable rate loans, totaling an aggregate principal balance of $12.6 million.
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
Litigation. On October 15, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit, Golden v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Golden Case”). On November 3, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a second putative class action lawsuit, Hazan v. BofI Holding, Inc., et al, and also brought in the United States District Court for the Southern District of California (the “Hazan Case”). On February 1, 2016, the Golden Case and the Hazan Case were consolidated as In re BofI Holding, Inc. Securities Litigation, Case #: 3:15-cv-02324-GPC-KSC (the “HMEPS Class Action”), and the Houston Municipal Employees Pension System was appointed lead plaintiff. The plaintiffs allege that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a complaint filed in connection with a wrongful termination of employment lawsuit filed on October 13, 2015 (the “Employment Matter”) and that as a result the Company’s statements regarding its internal controls, as well as portions of its financial statements, were false and misleading. On April 13, 2022, the parties executed a Stipulation and Agreement of Settlement. The Stipulation and Agreement of Settlement was submitted to the District Court for approval on April 15, 2022. On June 8, 2022, the court granted preliminary approval of the settlement and scheduled a hearing with respect to final approval of the settlement for October 7, 2022. On October 14, 2022, the District Court entered an order granting final approval of such settlement. The settlement was reached because the parties were able to negotiate terms within available insurance coverage and without attribution of wrongdoing to Axos, its management or its directors.
On April 3, 2017, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit, Mandalevy v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Mandalevy Case”). The Mandalevy Case seeks monetary damages and other relief on behalf of a putative class that has not been certified by the Court. The complaint in the Mandalevy Case (the “Mandalevy Complaint”) alleges a class period that differs from that alleged in the First Class Action, and that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a March 2017 media article. The Mandalevy Case has not been consolidated into the First Class Action. On December 7, 2018, the Court entered a final order granting the defendants’ motion and dismissing the Mandalevy Case with prejudice. Subsequently, the plaintiff filed a notice of appeal and the Court took the matter under advisement. On November 3, 2020, the Court issued a ruling affirming in part and reversing in part the District Court’s Order dismissing the Class Action Second Amended Complaint. The defendants filed a petition for rehearing en banc on November 17, 2020, which petition was denied on December 16, 2020. The defendants filed a motion to dismiss the remanded complaint on February 19, 2021. On January 31, 2022, a Stipulation of Settlement was submitted to the District Court for approval. On May 17, 2022, the court granted preliminary approval of the settlement and scheduled a hearing with respect to final approval for September 23, 2022. On September 26, 2022, the District Court entered an order granting final approval of such settlement. The settlement was reached because the parties were able to negotiate terms within available insurance coverage and without attribution of wrongdoing to Axos, its management or its directors.
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
On October 26, 2022, a jury verdict was reached in the case of MUFG Union Bank, N.A. v. Axos Bank, et al, resulting in an award to Union Bank. The Company continues to believe that the evidence supports the defendants’ understanding of the facts and that meritorious defenses exist to substantially all claims made by Union Bank. In addition, the Company believes that there exists substantial grounds for post-verdict relief and appeal. The Company recorded a $16 million accrued expense in accounts payable and other liabilities on the condensed consolidated balance sheets and in general and administrative expense on the condensed consolidated statements of income as of and for the three months ended September 30, 2022, respectively.

9.    SEGMENT REPORTING AND REVENUE INFORMATION
Segment Information. The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance. The operating segments and segment results of the Company are determined based upon the management reporting system, which assigns balance sheet and income statement items to each of the business segments and by which segment results are evaluated by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.
The Company evaluates performance and allocates resources based on pre-tax profit or loss from operations. Certain corporate administration costs and income taxes have not been allocated to the reportable segments. The Company operates through two operating segments: Banking Business and Securities Business. Inter-segment transactions are eliminated in consolidation and primarily include non-interest income earned by the Securities Business segment and non-interest expense incurred by the Banking Business segment for cash sorting fees related to deposits sourced from Securities Business segment customers, as well as interest expense paid by the Banking Business segment to each of the wholly-owned subsidiaries of the Company and to the Company itself for their operating cash held on deposit with the Business Banking segment.
In order to reconcile the two segments to the unaudited condensed consolidated totals, the Company includes parent-only activities and intercompany eliminations. The following tables present the operating results, goodwill, and assets of the segments:

	Three Months Ended September 30, 2022
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$179,730	$4,275	$(3,530)	$180,475
Provision for credit losses	8,750	—	—	8,750
Non-interest income	10,712	29,165	(12,669)	27,208
Non-interest expense	100,796	24,515	(9,224)	116,087
Income before taxes	$80,896	$8,925	$(6,975)	$82,846

	Three Months Ended September 30, 2021
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$142,241	$6,176	$(1,775)	$146,642
Provision for credit losses	4,000	—	—	4,000
Non-interest income	14,828	13,106	(1,232)	26,702
Non-interest expense	62,725	19,273	2,433	84,431
Income before taxes	$90,344	$9	$(5,440)	$84,913

	As of September 30, 2022
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$61,967	$—	$97,688
Total Assets	$17,320,661	$1,027,815	$58,602	$18,407,078

	As of June 30, 2022
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$59,953	$—	$95,674
Total Assets	$16,002,714	$1,328,558	$69,893	$17,401,165

Revenue information. The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606 for the periods indicated. For further information of the Company’s recognition of revenue and Topic 606 see Note 1—“Organizations and Summary of Significant Accounting Policies” contained in the 2022 Form 10-K.

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2022	2021
Advisory fee income	$6,959	$5,304
Broker-dealer clearing fees	5,233	5,670
Deposit service fees	1,106	626
Card fees	789	1,007
Bankruptcy trustee and fiduciary service fees	773	780
Non-interest income (in-scope Topic 606)	14,860	13,387
Non-interest income (out-of-scope Topic 606)	12,348	13,315
Total non-interest income	$27,208	$26,702

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information about the results of operations, financial condition, liquidity, off balance sheet items and capital resources of Axos Financial, Inc. and subsidiaries (collectively, “we”, “us” or the “Company”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our financial information in our 2022 Form 10-K, and the interim unaudited condensed consolidated financial statements and notes thereto contained in this report.
Some matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, the effects on our business of the current novel coronavirus pandemic (“COVID-19”), the Company’s financial prospects and other projections of our performance and asset quality, our ability to continue to grow profitably and increase our business, our ability to continue to diversify lending and deposit franchises, and the anticipated timing and financial performance of other offerings, initiatives, and acquisitions, expectations of the environment in which we operate and projections of future performance. Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include uncertainties surrounding the severity, duration, and effects of the COVID-19 pandemic, our ability to successfully integrate acquisitions and realize the anticipated benefits of the transactions, changes in the interest rate environment, inflation, government regulation, general economic conditions, changes in the competitive marketplace, conditions in the real estate markets in which we operate, risks associated with credit quality, the outcome and effects of litigation and other risk factors discussed under the heading “Item 1A. Risk Factors” and in our 2022 Form 10-K, which has been filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.
General
Our Company is a diversified financial services company with approximately $18.4 billion in assets. Axos Bank (the “Bank”) provides consumer and business banking products through its online, low-cost distribution channels and affinity partners. Our Bank has deposit and loan customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and automobiles. Our Bank generates fee income from consumer and business products including fees from loans originated for sale and transaction fees earned from processing payment activity. Our securities products and services are offered through Axos Clearing LLC (“Axos Clearing”) and its business division Axos Advisor Services (“AAS”) and Axos Invest, Inc. (“Axos Invest”), which generate interest and fee income by providing comprehensive securities clearing and custody services to introducing broker-dealers and registered investment advisor correspondents and digital investment advisory services to retail investors, respectively. Axos Invest LLC is an introducing broker-dealer which supports direct trading and Axos Invest, Inc. Axos Financial, Inc.’s common stock is listed on the New York Stock Exchange and is a component of the Russell 2000® Index, the KBW Nasdaq Financial Technology Index, the S&P SmallCap 600® Index, the KBW Nasdaq Financial Technology Index, and the Travillian Tech-Forward Bank Index.
Axos Financial, Inc. is supervised and regulated as a savings and loan holding company by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and is required to file reports with, comply with the rules and regulations of, and is subject to, examination by the Federal Reserve.
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

Segment Information
The Company determines reportable segments based on what separate financial information is available and what segment results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance. We operate through two segments: the Banking Business segment and the Securities Business segment.
Banking Business. The Banking Business segment includes a broad range of banking services including online banking, concierge banking, and mortgage, vehicle and unsecured lending through online and telephonic distribution channels to serve the needs of consumer and small businesses nationally. Our deposit products consist of demand, savings, money market and time deposit accounts. In addition, the Banking Business segment focuses on providing deposit products nationwide to industry verticals (e.g., Title and Escrow), cash management products to a variety of businesses, and commercial & industrial and commercial real estate lending to clients. The Banking Business segment includes a bankruptcy trustee and fiduciary service that provides specialized software and consulting services to Chapter 7 bankruptcy and non-Chapter 7 trustees and fiduciaries.
Securities Business. The Securities Business segment includes the clearing broker-dealer, registered investment advisor custody business, registered investment advisor, and introducing broker-dealer lines of businesses. These lines of business offer products independently to their own customers as well as to Banking Business segment clients.
Critical Accounting Estimates
The following discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited condensed consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the unaudited condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various factors and circumstances. We believe our estimates and assumptions are reasonable under the circumstances. However, actual results may differ significantly from these estimates and assumptions and could have a material effect on the carrying value of assets and liabilities, our results of operations and/or our cash flows.
Critical accounting estimates are those we consider most important to the portrayal of our financial condition and results of operations because they require our most difficult judgments, often as a result of the need to make estimates that are inherently uncertain. Our critical accounting estimates are described in detail in Note 1 - “Organizations and Summary of Significant Accounting Policies” and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” contained in the 2022 Form 10-K.

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
We define “adjusted earnings”, a non-GAAP financial measure, as net income without the after-tax impact of non-recurring acquisition-related costs (including amortization of intangible assets related to acquisitions) and other costs (unusual or non-recurring charges). Adjusted earnings per diluted common share (“adjusted EPS”), a non-GAAP financial measure, is calculated by dividing non-GAAP adjusted earnings by the average number of diluted common shares outstanding during the period. We believe the non-GAAP measures of adjusted earnings and adjusted EPS provide useful information about the Company’s operating performance. We believe excluding the non-recurring acquisition-related costs, and other costs provides investors with an alternative understanding of our core business.
Below is a reconciliation of net income, the nearest compatible GAAP measure, to adjusted earnings and adjusted EPS (Non-GAAP) for the periods shown:

	Three Months Ended
	September 30,
(Dollars in thousands, except per share amounts)	2022	2021
Net income	$58,407	$60,210
Acquisition-related costs	2,734	2,846
Other costs	16,000	—
Tax effects of adjustments	(5,526)	(828)
Adjusted earnings (Non-GAAP)	$71,615	$62,228
Adjusted EPS (Non-GAAP)	$1.18	$1.03
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
Below is a reconciliation of total stockholders’ equity, the nearest compatible GAAP measure, to tangible book value (Non-GAAP) as of the dates indicated:

	September 30,
(Dollars in thousands)	2022	2021
Common stockholders’ equity	$1,700,972	$1,458,621
Less: mortgage servicing rights, carried at fair value	26,373	18,438
Less: goodwill and other intangible assets	160,429	164,944
Tangible common stockholders’ equity (Non-GAAP)	$1,514,170	$1,275,239
Common shares outstanding at end of period	59,998,673	59,494,633
Tangible book value per common share (Non-GAAP)	$25.24	$21.43

SELECTED FINANCIAL DATA
The following tables set forth certain selected financial data concerning the periods indicated:
AXOS FINANCIAL, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands)	September 30, 2022	June 30, 2022	September 30, 2021
Selected Balance Sheet Data:
Total assets	$18,407,078	$17,401,165	$14,906,750
Loans—net of allowance for credit losses	15,211,573	14,091,061	11,879,021
Loans held for sale, carried at fair value	9,463	4,973	33,344
Loans held for sale, lower of cost or fair value	10,476	10,938	11,949
Allowance for credit losses - loans	155,472	148,617	136,778
Securities—trading	75	1,758	1,941
Securities—available-for-sale	257,634	262,518	135,996
Securities borrowed	87,622	338,980	457,282
Customer, broker-dealer and clearing receivables	410,842	417,417	427,169
Total deposits	15,176,631	13,946,422	11,747,442
Advances from the FHLB	112,500	117,500	157,500
Borrowings, subordinated debentures and other borrowings	425,818	445,244	255,896
Securities loaned	206,889	474,400	539,505
Customer, broker-dealer and clearing payables	500,584	511,654	510,040
Total stockholders’ equity	1,700,972	1,642,973	1,458,621

Capital Ratios:
Equity to assets at end of period	9.24%	9.44%	9.78%
Axos Financial, Inc.:
Tier 1 leverage (to adjusted average assets)	8.98%	9.25%	9.19%
Common equity tier 1 capital (to risk-weighted assets)	9.97%	9.86%	10.79%
Tier 1 capital (to risk-weighted assets)	9.97%	9.86%	10.79%
Total capital (to risk-weighted assets)	12.90%	12.73%	13.10%
Axos Bank:
Tier 1 leverage (to adjusted average assets)	10.30%	10.65%	10.14%
Common equity tier 1 capital (to risk-weighted assets)	10.87%	11.24%	11.89%
Tier 1 capital (to risk-weighted assets)	10.87%	11.24%	11.89%
Total capital (to risk-weighted assets)	11.71%	12.01%	12.80%
Axos Clearing LLC:
Net capital	$49,183	$38,915	$39,663
Excess capital	$42,324	$32,665	$31,435
Net capital as a percentage of aggregate debit items	14.34%	12.45%	9.64%
Net capital in excess of 5% aggregate debit items	$32,035	$23,290	$19,092

AXOS FINANCIAL, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	At or for the Three Months Ended
	September 30,
(Dollars in thousands, except per share data)	2022	2021
Selected Income Statement Data:
Interest and dividend income	$223,786	$158,310
Interest expense	43,311	11,668
Net interest income	180,475	146,642
Provision for credit losses	8,750	4,000
Net interest income after provision for credit losses	171,725	142,642
Non-interest income	27,208	26,702
Non-interest expense	116,087	84,431
Income before income tax expense	82,846	84,913
Income tax expense	24,439	24,703
Net income	$58,407	$60,210

Per Common Share Data:
Net income:
Basic	$0.98	$1.01
Diluted	$0.97	$0.99
Adjusted earnings per common share (Non-GAAP)[1]	$1.18	$1.03
Book value per common share	$28.35	$24.52
Tangible book value per common share (Non-GAAP)[1]	$25.24	$21.43

Weighted average number of common shares outstanding:
Basic	59,854,584	59,390,846
Diluted	60,486,394	60,644,288
Common shares outstanding at end of period	59,998,673	59,494,633
Common shares issued at end of period	69,151,152	68,370,617

Performance Ratios and Other Data:
Loan originations for investment	$2,486,224	$2,092,279
Loan originations for sale	$70,073	$209,967
Return on average assets	1.32%	1.66%
Return on average common stockholders’ equity	13.91%	16.20%
Interest rate spread[2]	3.66%	4.04%
Net interest margin[3]	4.26%	4.22%
Net interest margin[3] – Banking Business Segment	4.50%	4.48%
Efficiency ratio[4]	55.90%	48.71%
Efficiency ratio[4] – Banking Business Segment	52.93%	39.93%

Asset Quality Ratios:
Net annualized charge-offs to average loans[5]	0.05%	0.01%
Non-performing loans and leases to total loans	0.78%	1.12%
Non-performing assets to total assets	0.68%	0.94%
Allowance for credit losses - loans to total loans held for investment	1.01%	1.14%
Allowance for credit losses - loans to non-performing loans	129.04%	101.97%
1    See “Use of Non-GAAP Financial Measures.”
2     Interest rate spread represents the difference between the annualized weighted average yield on interest-earning assets and the annualized weighted average rate paid on interest-bearing liabilities.
3    Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.
4 Efficiency ratio represents non-interest expense as a percentage of the aggregate of net interest income and non-interest income.
5 Net charge-offs do not include any amounts transferred to loans held for sale.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2022 and 2021
For the three months ended September 30, 2022, we had net income of $58.4 million or $0.97 per diluted share compared to net income of $60.2 million or $0.99 per diluted share for the three months ended September 30, 2021.
Net Interest Income
Net interest income for the three months ended September 30, 2022 totaled $180.5 million, an increase of 23.1% compared to net interest income of $146.6 million for the three months ended September 30, 2021. The increase in net interest income for the three months ended September 30, 2022 compared to September 30, 2021 was primarily due to higher average balances and rates earned in the loan portfolio and a higher average balance of non-interest bearing deposits, partially offset by higher rates paid on deposits.
Total interest and dividend income during the three months ended September 30, 2022 increased 41.4% to $223.8 million, compared to $158.3 million during the three months ended September 30, 2021. The increase in interest and dividend income for the three months ended September 30, 2022 was primarily attributable to higher average balances and rates earned in the loan portfolio and higher rates on deposits placed with other financial institutions. The average balance of loans increased by 26.6% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
Total interest expense was $43.3 million for the three months ended September 30, 2022, an increase of $31.6 million or 271.2% as compared with the quarter ended September 30, 2021. The increase in total interest expense for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to higher rates paid on deposits, reflecting a 122 basis point increase in average rates paid on interest-bearing demand and savings deposits and a 44 basis point increase in average rates paid on time deposits, as deposit rates continue to increase across the industry. Also contributing to the increase was higher interest expense on advances from the Federal Home Loan Bank (“FHLB”) and other borrowings, both mainly attributable to higher average balances.
Net interest margin, defined as annualized net interest income divided by average interest-earning assets, increased by 4 basis points to 4.26% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

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

	For the Three Months Ended
	September 30,
	2022			2021
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$14,761,077	$208,338	5.65%	$11,662,383	$149,176	5.12%
Interest-earning deposits in other financial institutions	1,235,712	7,347	2.38%	1,163,143	591	0.20%
Mortgage-backed and other investment securities[4]	257,119	3,298	5.13%	156,360	1,421	3.64%
Securities borrowed and margin lending[5]	669,150	4,384	2.62%	903,542	6,851	3.03%
Stock of the regulatory agencies	28,281	419	5.93%	20,694	271	5.24%
Total interest-earning assets	16,951,339	223,786	5.28%	13,906,122	158,310	4.55%
Non-interest-earning assets	689,230			596,295
Total assets	$17,640,569			$14,502,417
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$7,715,655	$27,709	1.44%	$6,564,620	$3,567	0.22%
Time deposits	1,156,717	4,796	1.66%	1,363,061	4,145	1.22%
Securities loaned	534,538	943	0.71%	660,040	251	0.15%
Advances from the FHLB	880,348	5,163	2.35%	295,402	1,016	1.38%
Borrowings, subordinated notes and debentures	385,148	4,700	4.88%	223,837	2,689	4.81%
Total interest-bearing liabilities	10,672,406	43,311	1.62%	9,106,960	11,668	0.51%
Non-interest-bearing demand deposits	4,517,918			3,191,171
Other non-interest-bearing liabilities	770,189			717,725
Stockholders’ equity	1,680,056			1,486,561
Total liabilities and stockholders’ equity	$17,640,569			$14,502,417
Net interest income		$180,475			$146,642
Interest rate spread[6]			3.66%			4.04%
Net interest margin[7]			4.26%			4.22%
1Average balances are obtained from daily data.
2Annualized.
3Loans include loans held for sale, loan premiums and unearned fees.
4Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans include average balances of $25.9 million and $26.7 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2022 and 2021 three-month periods, respectively.
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

	For the Three Months Ended
	September 30,
	2022 vs 2021
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Increase (decrease) in interest income:
Loans	$42,575	$16,587	$59,162
Interest-earning deposits	38	6,718	6,756
Securities	1,148	729	1,877
Securities borrowed and margin lending	(1,622)	(845)	(2,467)
Stock of the regulatory agencies	109	39	148
	$42,248	$23,228	$65,476
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$740	$23,402	$24,142
Time deposits	(694)	1,345	651
Securities loaned	(56)	748	692
Advances from the FHLB	3,061	1,086	4,147
Borrowings, subordinated notes and debentures	1,971	40	2,011
	$5,022	$26,621	$31,643
Provision for Credit Losses
The provision for credit losses was $8.8 million for the three months ended September 30, 2022 compared to $4.0 million for the three months ended September 30, 2021 primarily due to growth in the loan portfolio and changes in loan mix in each period. Provisions for credit losses are charged to income to bring the allowance for credit losses - loans to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Asset Quality and Allowance for Credit Losses - Loans.”

Non-Interest Income1
The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2022	2021	Inc (Dec)
Broker-dealer fee income	9,178	6,462	2,716
Advisory fee income	6,959	5,304	1,655
Banking and service fees	6,514	6,680	(166)
Mortgage banking income	3,365	5,270	(1,905)
Prepayment penalty fee income	1,192	2,986	(1,794)
Total non-interest income	$27,208	$26,702	$506
1.Certain components of non-interest income for the three months ended September 30, 2021 have been reclassified to conform to the current period presentation. See Note 1—”Organizations and Summary of Significant Accounting Policies” in the condensed consolidated financial statements for additional information.
Non-interest income increased to $27.2 million for the three months ended September 30, 2022 compared to $26.7 million for the three months ended September 30, 2021. Increases in broker-dealer fee income of $2.7 million from higher rates earned on cash sorting balances placed at non-affiliated banks and in advisory fee income of $1.7 million as a result of incremental revenues from the AAS acquisition were mostly offset by decreases in mortgage banking income of $1.9 million and prepayment penalty fee income of $1.8 million as higher mortgage rates contributed to lower originations and slower prepayments, respectively.

Non-Interest Expense
The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2022	2021	Inc (Dec)
Salaries and related costs	$46,996	$40,737	$6,259
Data processing	14,022	12,092	1,930
Depreciation and amortization	6,094	5,728	366
Advertising and promotional	6,370	3,372	2,998
Professional services	8,087	4,545	3,542
Occupancy and equipment	4,054	3,181	873
FDIC and regulator fees	3,735	2,266	1,469
Broker-dealer clearing charges	2,829	4,005	(1,176)
Other general and administrative	23,900	8,505	15,395
Total non-interest expenses	$116,087	$84,431	$31,656
Non-interest expense was $116.1 million for the three months ended September 30, 2022, up from $84.4 million for the three months ended September 30, 2021. The increase was primarily attributable to higher other general and administrative expenses, salaries and related costs, professional services, advertising and promotional and data processing expenses.
Total salaries and related costs increased $6.3 million to $47.0 million for the quarter ended September 30, 2022, compared to $40.7 million for the quarter ended September 30, 2021, primarily as a result of a 9.9% increase in headcount to 1,409 as well as an increase in salaries.
Data processing expense increased $1.9 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was primarily due to enhancements to customer interfaces and the Company’s processing systems as well as incremental expenses as a result of the AAS acquisition.
Depreciation and amortization expense increased $0.4 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was primarily attributable to the amortization of intangibles as a result of the AAS acquisition.
Advertising and promotional expense increased $3.0 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was primarily due to increased lead generation and deposit marketing costs.
Professional services, which include accounting, consulting and legal fees, increased $3.5 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily the result of higher legal expenses related to litigation.
Occupancy and equipment expense increased $0.9 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, due to annual rent increases and growth in our office footprint.
FDIC and regulator fees increased $1.5 million for the three months ended September 30, 2022, compared to the three month period ending September 30, 2021 due to balance sheet growth and changes in product mix at the Bank. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.
Broker-dealer clearing charges decreased $1.2 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease was attributable to reduced customer trading activity in the three months ended September 30, 2022.
Other general and administrative costs increased by $15.4 million for the three months ended September 30, 2022, compared to the three month period ended September 30, 2021 primarily reflecting a $16.0 million accrual in the current quarter as a result of an adverse legal judgement that has not been finalized.

Provision for Income Taxes
Income tax expense was $24.4 million for the three months ended September 30, 2022 compared to $24.7 million for three months ended September 30, 2021. Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended September 30, 2022 and 2021 were 29.50% and 29.09%, respectively.
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

	Three Months Ended September 30, 2022
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$179,730	$4,275	$(3,530)	$180,475
Provision for credit losses	8,750	—	—	8,750
Non-interest income	10,712	29,165	(12,669)	27,208
Non-interest expense	100,796	24,515	(9,224)	116,087
Income before taxes	$80,896	$8,925	$(6,975)	$82,846

	Three Months Ended September 30, 2021
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$142,241	$6,176	$(1,775)	$146,642
Provision for credit losses	4,000	—	—	4,000
Non-interest income	14,828	13,106	(1,232)	26,702
Non-interest expense	62,725	19,273	2,433	84,431
Income before taxes	$90,344	$9	$(5,440)	$84,913
Banking Business
For the three months ended September 30, 2022, our Banking Business segment had income before taxes of $80.9 million compared to income before taxes of $90.3 million for the three months ended September 30, 2021. The decrease was due to increases in non-interest expense and the provision for credit losses and lower non-interest income, partially offset by an increase in net interest income.
We consider the ratios shown in the table below to be key indicators of the performance of our Banking Business segment:

	At or for the Three Months Ended September 30,
	2022	2021
Efficiency ratio	52.93%	39.93%
Return on average assets	1.66%	1.92%
Interest rate spread	3.92%	4.34%
Net interest margin	4.50%	4.48%
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

For the Three Months Ended
Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents our Banking Business segment’s information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended September 30, 2022 and 2021:

	For the Three Months Ended
	September 30,
	2022			2021
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$14,735,034	$208,010	5.65%	$11,622,074	$148,843	5.12%
Interest-earning deposits in other financial institutions	929,206	5,631	2.42%	879,856	337	0.15%
Mortgage-backed and other investment securities[4]	275,975	3,371	4.89%	180,545	1,546	3.43%
Stock of the regulatory agencies	28,281	418	5.91%	17,824	270	6.06%
Total interest-earning assets	15,968,496	217,430	5.45%	12,700,299	150,996	4.76%
Non-interest-earning assets	312,320			286,810
Total assets	$16,280,816			$12,987,109
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$7,809,552	$27,741	1.42%	$6,614,799	$3,594	0.22%
Time deposits	1,156,717	4,796	1.66%	1,363,061	4,145	1.22%
Advances from the FHLB	880,348	5,163	2.35%	295,402	1,016	1.38%
Borrowings, subordinated notes and debentures	22	—	—%	43	—	—%
Total interest-bearing liabilities	9,846,639	37,700	1.53%	8,273,305	8,755	0.42%
Non-interest-bearing demand deposits	4,583,593			3,238,709
Other non-interest-bearing liabilities	190,997			124,213
Stockholders’ equity	1,659,587			1,350,882
Total liabilities and stockholders’ equity	$16,280,816			$12,987,109
Net interest income		$179,730			$142,241
Interest rate spread[5]			3.92%			4.34%
Net interest margin[6]			4.50%			4.48%
1Average balances are obtained from daily data.
2Annualized.
3Loans include loans held for sale, loan premiums and unearned fees.
4Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees. Loans include average balances of $25.9 million and $26.7 million of Community Reinvestment Act loans which are taxed at a reduced rate for the 2022 and 2021 three-month periods, respectively.
5Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
6Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth the effects of changing rates and volumes on our Banking Business segment’s net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); and (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume). The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

	For the Three Months Ended
	September 30,
	2022 vs 2021
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Increase / (decrease) in interest income:
Loans	$42,675	$16,492	$59,167
Interest-earning deposits	20	5,274	5,294
Securities	1,011	814	1,825
Stock of the regulatory agencies, at cost	155	(7)	148
	$43,861	$22,573	$66,434
Increase / (decrease) in interest expense:
Interest-bearing demand and savings	$774	$23,372	$24,146
Time deposits	(694)	1,345	651
Advances from the FHLB	3,061	1,086	4,147
Borrowings, subordinated notes and debentures	—	—	—
	$3,141	$25,803	$28,944
The Banking Business segment’s net interest income for the three months ended September 30, 2022 totaled $179.7 million, an increase of 26.4%, compared to net interest income of $142.2 million for the three months ended September 30, 2021. The increase in net interest income for the three months ended September 30, 2022 was primarily due to higher average balances and rates earned in the loan portfolio, partially offset by higher rates paid on deposits.
The Banking Business segment’s non-interest income decreased $4.1 million from $14.8 million to $10.7 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease was primarily the result of a decrease in mortgage banking income of $1.9 million and a decrease in prepayment penalty fee income of $1.8 million as higher mortgage rates contributed to lower originations and slower prepayments.
The Banking Business segment’s non-interest expense increased $38.1 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to a $16.0 million accrual in the current quarter as a result of an adverse legal judgement that has not been finalized, an increase in advertising and promotional expenses of $13.7 million primarily due to amounts paid to our Securities Business segment for non-interest bearing deposits, higher salaries and related costs of $5.3 million as a result of higher headcount and an increase in salaries, and higher professional services of $2.3 million resulting from higher legal expenses related to litigation.
Securities Business
For the three months ended September 30, 2022, our Securities Business segment had income before taxes of $8.9 million compared to income before taxes of $9 thousand for the three months ended September 30, 2021. The increase was due to higher non-interest income, partially offset by higher non-interest expense and lower net interest income.
Net interest income for the three months ended September 30, 2022, decreased $1.9 million to $4.3 million compared to $6.2 million for the three months ended September 30, 2021, primarily as a result of lower securities lending activity, partially offset by higher cash deposit balances.
Non-interest income for the three months ended September 30, 2022, was $29.2 million compared to $13.1 million for the three months ended September 30, 2021. The increase of $16.1 million was primarily the result of an increase in fees earned on FDIC insured bank deposits, including amounts received from our Banking Business segment, and incremental revenues as a result of the AAS acquisition.
Non-interest expense increased $5.2 million to $24.5 million for the three months ended September 30, 2022 from the $19.3 million for the three months ended September 30, 2021. The increase was primarily related to an increase in salaries and related costs as a result of higher headcount and an increase in salaries as well as an increase in professional services, partially offset by a decrease in broker-dealer clearing charges on reduced customer trading activity.
The following table provides selected information for Axos Clearing LLC as of each period indicated:

(Dollars in thousands)	September 30, 2022	June 30, 2022
FDIC insured deposit program balances at banks	$3,268,927	$3,452,358
Customer margin balances	$257,307	$285,894
Cash reserves for the benefit of customers	$328,878	$372,112
Securities lending:
Interest-earning assets – stock borrowed	$87,622	$338,980
Interest-bearing liabilities – stock loaned	$206,889	$474,400

FINANCIAL CONDITION
Balance Sheet Analysis
Our total assets increased $1.0 billion, or 5.8%, to $18.4 billion, as of September 30, 2022, up from $17.4 billion at June 30, 2022. The increase in total assets was primarily due to an increase of $1.1 billion in loans. Total liabilities increased $0.9 billion, primarily from an increase in deposits of $1.3 billion partially offset by a decrease in securities loaned of $0.3 billion.
Loans
Net loans held for investment increased 8.0% to $15.2 billion at September 30, 2022 from $14.1 billion at June 30, 2022. The increase in the loan portfolio was primarily due to loan originations of $2.5 billion, partially offset by loan repayments and other adjustments of $1.2 billion.
The following table sets forth the composition of the loan portfolio as of the dates indicated:

	September 30, 2022		June 30, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single Family - Mortgage & Warehouse	$4,009,809	26.0%	$3,988,462	28.0%
Multifamily and Commercial Mortgage	2,964,982	19.3%	2,877,680	20.2%
Commercial Real Estate	5,523,895	35.9%	4,781,044	33.5%
Commercial & Industrial - Non-RE	2,244,342	14.6%	2,028,128	14.2%
Auto & Consumer	631,344	4.1%	567,228	4.0%
Other	9,954	0.1%	11,134	0.1%
Total gross loans	15,384,326	100.0%	14,253,676	100.0%
Allowance for credit losses - loans	(155,472)		(148,617)
Unaccreted discounts and loan fees	(17,281)		(13,998)
Total net loans	$15,211,573		$14,091,061

The Bank originates some single family interest only loans with terms that include repayments that are less than the repayments for fully amortizing loans. The Bank’s lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Bank monitors and performs reviews of interest only loans as part of its loan portfolio management process. Adverse trends reflected in the Company’s delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of September 30, 2022, the Company had $1.3 billion of interest only mortgage loans with a weighted average loan-to-value of 58.5%.

Asset Quality and Allowance for Credit Losses - Loans
Non-performing Assets
Non-performing loans are comprised of those past due 90 days or more and other nonaccrual loans. Non-performing assets include non-performing loans plus other real estate owned and repossessed vehicles. At September 30, 2022, our non-performing loans totaled $120.5 million, or 0.78% of total gross loans and our total non-performing assets totaled $125.8 million, or 0.68% of total assets.
Non-performing loans and foreclosed assets or “non-performing assets” consisted of the following as of the dates indicated:

(Dollars in thousands)	September 30, 2022	June 30, 2022	Inc (Dec)
Non-performing assets:
Non-accrual loans:
Single Family - Mortgage & Warehouse	$65,687	$66,424	$(737)
Multifamily and Commercial Mortgage	35,837	33,410	2,427
Commercial Real Estate	14,852	14,852	—
Commercial & Industrial - Non-RE	2,989	2,989	—
Auto & Consumer	990	439	551
Other	126	80	46
Total non-performing loans	120,481	118,194	2,287
Foreclosed real estate	4,534	—	4,534
Repossessed—Auto and RV	768	798	(30)
Total non-performing assets	$125,783	$118,992	$6,791
Total non-performing loans as a percentage of total loans	0.78%	0.83%	(0.05)%
Total non-performing assets as a percentage of total assets	0.68%	0.68%	—%

Total non-performing assets increased from $119.0 million at June 30, 2022 to $125.8 million at September 30, 2022. The increase in non-performing assets was primarily attributable to additional non-performing loans and foreclosed real estate. The weighted average LTV of the non-performing single family mortgage loans is 58.4%.
The Bank had no performing troubled debt restructurings at September 30, 2022 or June 30, 2022. A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent or temporary modifications of principal and interest payments or an extension of maturity dates. When a loan is delinquent and classified as a troubled debt restructuring no interest is accrued until the borrower demonstrates over time (typically six months) that it can make payments. When a loan is considered a troubled debt restructuring and is on nonaccrual, it is considered non-performing and included in the table above.
Management establishes an allowance for credit losses based upon its evaluation of the expected life-time credit losses related to the amortized cost basis of loans on the balance sheet. For additional information regarding the Company’s allowance for credit losses see Note 5 - Loans and Allowance for Credit Losses in the condensed consolidated financial statements.

The provision for credit losses was $8.8 million for the three months ended September 30, 2022 compared to $4.0 million for the three months ended September 30, 2021. The provision for credit losses was primarily due to growth in the loan portfolio and changes in loan mix in each period. The provision for credit losses for the three months ended September 30, 2022 increased over the three months ended September 30, 2021 primarily due to a higher provision in Commercial and Industrial - Non-RE, partially offset by lower provisions in Commercial Real Estate and Auto & Consumer. We believe that the lower average LTV in the Bank’s mortgage loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks. The resolution of the Bank’s existing other real estate owned and non-performing loans should not have a significant adverse impact on our operating results.
Investment Securities
Total investment securities were $257.7 million as of September 30, 2022, compared with $264.3 million at June 30, 2022. During the three months ended September 30, 2022, we did not purchase any investment securities and received principal repayments of approximately $1.0 million in our available-for-sale portfolio. The remainder of the change for the available-for-sale portfolio is attributable to unrealized losses, accretion and other activities.

Deposits
Deposits increased by $1.3 billion, or 8.8%, to $15.2 billion at September 30, 2022, from $13.9 billion at June 30, 2022. Interest bearing demand and savings increased $1.4 billion and time deposits increased $0.1 billion. Non-interest bearing deposits decreased $0.4 billion, or 8.1%, to $4.6 billion at September 30, 2022, from $5.0 billion at June 30, 2022.
The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	September 30, 2022		June 30, 2022
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$4,626,907	—%	$5,033,970	—%
Interest-bearing:
Demand	4,678,634	1.36%	3,611,889	0.61%
Savings	4,628,376	1.86%	4,245,555	0.95%
Total interest-bearing demand and savings	9,307,010	1.61%	7,857,444	0.79%
Time deposits:
$250 and under[2]	845,134	1.72%	651,392	1.22%
Greater than $250	397,580	2.31%	403,616	1.41%
Total time deposits	1,242,714	1.88%	1,055,008	1.25%
Total interest bearing[2]	10,549,724	1.64%	8,912,452	0.85%
Total deposits	$15,176,631	1.14%	$13,946,422	0.54%
1 Based on weighted-average stated interest rates at end of period.
2 The total interest-bearing includes brokered deposits of $2,312.6 million and $1,032.7 million as of September 30, 2022 and June 30, 2022, respectively, of which $474.9 million and $250.0 million, respectively, are time deposits classified as $250 and under.
The following table sets forth the number of accounts by type as of the date indicated:

	September 30, 2022	June 30, 2022	September 30, 2021
Non-interest bearing	43,539	42,372	38,725
Interest-bearing checking and savings accounts	351,988	344,593	342,860
Time deposits	8,134	8,734	11,082
Total number of accounts	403,661	395,699	392,667
Total deposits that exceeded the FDIC insurance limit of $250,000 at September 30, 2022 and June 30, 2022 were $1.9 billion and $2.3 billion, respectively. The maturities of certificates of deposit that exceeded the FDIC insurance limit of $250,000 at September 30, 2022 were as follows:

(Dollars in thousands)	September 30, 2022
3 months or less	$3,560
3 months to 6 months	5,844
6 months to 12 months	5,494
Over 12 months	13,034
Total	$27,932

Borrowings
The following table sets forth the composition of our borrowings and the interest rates at the dates indicated:

	September 30, 2022		June 30, 2022		September 30, 2021
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB Advances	$112,500	2.27%	$117,500	2.26%	$157,500	2.29%
Borrowings, subordinated notes and debentures	425,818	4.13%	445,244	3.86%	255,896	4.05%
Total borrowings	$538,318	3.74%	$562,744	3.53%	$413,396	3.38%

Weighted average cost of borrowings during the quarter	3.12%		2.85%		2.85%
Borrowings as a percent of total assets	2.92%		3.23%		2.77%
At September 30, 2022, total borrowings amounted to $538.3 million, down $24.4 million or 4.3%, from June 30, 2022 and up $124.9 million or 30.2% from September 30, 2021. Borrowings as a percent of total assets were 2.92%, 3.23% and 2.77% at September 30, 2022, June 30, 2022 and September 30, 2021, respectively. Weighted average cost of borrowings during the quarter were 3.12%, 2.85% and 2.85% for the quarters ended September 30, 2022, June 30, 2022 and September 30, 2021, respectively.
We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the origination of loans and to provide us with interest rate risk protection should rates rise.
Stockholders’ Equity
Stockholders’ equity increased $58.0 million to $1,701.0 million at September 30, 2022 compared to $1,643.0 million at June 30, 2022. The increase was the result of net income for the three months ended September 30, 2022 of $58.4 million and stock compensation expense and restricted stock units vesting which combined for an increase of $2.4 million, partially offset by a $2.8 million decrease in accumulated other comprehensive income, net of tax.
During the three months ended September 30, 2022, the Company did not repurchase any shares of its common stock. The Company had $52.8 million remaining under the Board authorized stock repurchase program as of September 30, 2022.

LIQUIDITY
Cash flow information is as follows:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2022	2021
Operating Activities	$70,821	$(129,169)
Investing Activities	$(1,150,290)	$(403,220)
Financing Activities	$1,202,818	$764,046
During the three months ended September 30, 2022, we had net cash inflows from operating activities of $70.8 million compared to outflows of $129.2 million for the three months ended September 30, 2021. Net operating cash inflows and outflows fluctuate primarily due to the timing of the following: originations of loans held for sale, proceeds from loan sales, securities borrowed and loaned, and customer, broker-dealer and clearing receivables and payables and changes in other assets and payables.
Net cash outflows from investing activities totaled $1,150.3 million for the three months ended September 30, 2022, while outflows totaled $403.2 million for the three months ended September 30, 2021. The increase in outflows was primarily due to increased originations of loans and lower repayments on loans.
Net cash inflows from financing activities totaled $1,202.8 million for the three months ended September 30, 2022, compared to net cash inflows from financing activities of $764.0 million for the three months ended September 30, 2021. The primary driver behind the increase in net cash inflows was a net increase in deposits and net repayments of other FHLB advances in the three months ended September 30, 2021.
During the three months ended September 30, 2022, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At September 30, 2022, the Company had $2,037.6 million available immediately and $4,363.6 million available with additional collateral. At September 30, 2022, we also had two unsecured federal funds purchase lines with two different banks totaling $175.0 million, under which no borrowings were outstanding.
The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At September 30, 2022, the Bank did not have any borrowings outstanding and the amount available from this source was $2,958.5 million. The credit line is collateralized by consumer loans and mortgage-backed securities.
Axos Clearing has a total of $170 million in uncommitted secured lines of credit for borrowing as needed. As of September 30, 2022, there was $55.7 million outstanding. These credit facilities bear interest at rates based on the Federal Funds rate and are due upon demand.
Axos Clearing has a $175.0 million committed unsecured line of credit available for limited purpose borrowing, which includes $100.0 million from Axos Financial, Inc. As of September 30, 2022, there was $36.3 million outstanding on this credit facility after elimination of intercompany balances. This credit facility bears interest at rates based on the Federal Funds rate and are due upon demand.
We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies for the next 12 months and beyond. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.
OFF-BALANCE SHEET COMMITMENTS
At September 30, 2022, we had commitments to originate loans with an aggregate outstanding principal balance of $3,374.0 million, and commitments to sell loans with an aggregate outstanding principal balance of $12.6 million. We have no commitments to purchase loans, investment securities or any other unused lines of credit.
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

CAPITAL RESOURCES AND REQUIREMENTS
Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our unaudited condensed consolidated financial statements. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for our Company and Bank. Information presented for September 30, 2022, reflects the Basel III capital requirements for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank to maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. At September 30, 2022, our Company and Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since September 30, 2022 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Company and Bank both elected the five-year CECL transition guidance for calculating regulatory capital and ratios and the September 30, 2022 and June 30, 2022 amounts reflect this election. This guidance allowed an entity to add back to regulatory capital 100% of the impact of the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through June 30, 2022. Beginning with fiscal year 2023, this cumulative amount is phased out of regulatory capital at 25% per year until it is 100% phased out of regulatory capital beginning in fiscal year 2026.
The Company’s and Bank’s estimated capital amounts, capital ratios and capital requirements under Basel III were as follows:

	Axos Financial, Inc.		Axos Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in millions)	September 30, 2022	June 30, 2022	September 30, 2022	June 30, 2022
Regulatory Capital:
Tier 1	$1,571	$1,522	$1,675	$1,615
Common equity tier 1	$1,571	$1,522	$1,675	$1,615
Total capital	$2,033	$1,966	$1,804	$1,726

Assets:
Average adjusted	$17,501	$16,461	$16,250	$15,165
Total risk-weighted	$15,757	$15,443	$15,410	$14,366

Regulatory Capital Ratios:
Tier 1 leverage (to adjusted average assets)	8.98%	9.25%	10.30%	10.65%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	9.97%	9.86%	10.87%	11.24%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	9.97%	9.86%	10.87%	11.24%	8.00%	6.00%
Total capital (to risk-weighted assets)	12.90%	12.73%	11.71%	12.01%	10.00%	8.00%
Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At September 30, 2022 and June 30, 2022, our Company and Bank were in compliance with the capital conservation buffer requirement, which sets the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums to 7.0%, 8.5% and 10.5%, respectively.
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
The net capital positions of Axos Clearing were as follows:

(Dollars in thousands)	September 30, 2022	June 30, 2022
Net capital	$49,183	$38,915
Excess Capital	$42,324	$32,665

Net capital as a percentage of aggregate debit items	14.34%	12.45%
Net capital in excess of 5% aggregate debit items	$32,035	$23,290
Axos Clearing as a clearing broker, is subject to SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the benefit of customers. At September 30, 2022, the Company had a deposit requirement of $292.7 million and maintained a deposit of $292.0 million. On October 1, 2022, the company made a deposit of $10.0 million.
Certain broker-dealers have chosen to maintain brokerage customer accounts at Axos Clearing. To allow these broker-dealers to classify their assets held by the Company as allowable assets in their computation of net capital, the Company computes a separate reserve requirement for Proprietary Accounts of Brokers (PAB). At September 30, 2022, the Company had a deposit requirement of $28.5 million and maintained a deposit of $36.8 million. On October 3, 2022, the Company made a withdrawal in the amount of $7.3 million.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For further discussion of the Company’s market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in the 2022 Form 10-K.
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

Banking Business
The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at September 30, 2022 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	September 30, 2022
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$1,346,498	$—	$—	$—	$1,346,498
Securities[1]	233,481	1,209	11,131	19,514	265,335
Stock of the FHLB, at cost	17,250	—	—	—	17,250
Loans—net of allowance for credit loss	9,769,494	1,424,010	3,985,251	165,887	15,344,642
Loans held for sale	19,939	—	—	—	19,939
Total interest-earning assets	11,386,662	1,425,219	3,996,382	185,401	16,993,664
Non-interest earning assets	—	—	—	—	326,997
Total assets	$11,386,662	$1,425,219	$3,996,382	$185,401	$17,320,661
Interest-bearing liabilities:
Interest-bearing deposits	$8,478,160	$1,855,568	$303,336	$214	$10,637,278
Advances from the FHLB	22,500	—	30,000	60,000	112,500
Total interest-bearing liabilities	8,500,660	1,855,568	333,336	60,214	10,749,778
Other non-interest-bearing liabilities	—	—	—	—	4,873,163
Stockholders’ equity	—	—	—	—	1,697,720
Total liabilities and equity	$8,500,660	$1,855,568	$333,336	$60,214	$17,320,661
Net interest rate sensitivity gap	$2,886,002	$(430,349)	$3,663,046	$125,187	$6,243,886
Cumulative gap	$2,886,002	$2,455,653	$6,118,699	$6,243,886	$6,243,886
Net interest rate sensitivity gap—as a % of total interest earning assets	16.98%	(2.53)%	21.56%	0.74%	36.74%
Cumulative gap—as % of total interest earning assets	16.98%	14.45%	36.01%	36.74%	36.74%
1    Comprised of agency and non-agency mortgage-backed securities, municipal securities and other non-agency debt securities, which are classified as available-for-sale.
The above table provides an approximation of the projected re-pricing of assets and liabilities at September 30, 2022 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are based on historical experience. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience. Actual repayments of these instruments could vary substantially if future experience differs from our historic experience.
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

The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the future 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity, the Bank assumes no growth in the balance sheet other than for retained earnings:

	As of September 30, 2022
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$785,696	7.7%	$885,569	7.2%
Base	$729,676	—%	$825,716	—%
Down 200 basis points	$667,918	(8.5)%	$754,746	(8.6)%
We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We analyze the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the current treasury and LIBOR yield curves.
The following table indicates the sensitivity of market value of equity to the interest rate movement described above:

	As of September 30, 2022
(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 200 basis points	$1,856,089	(4.1)%	11.2%
Up 100 basis points	$1,912,247	(1.2)%	11.4%
Base	$1,934,665	—%	11.4%
Down 100 basis points	$1,895,905	(2.0)%	11.0%
Down 200 basis points	$1,768,706	(8.6)%	10.2%
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
Our Securities Business is exposed to interest rate risk as a result of maintaining inventories of interest rate sensitive financial instruments and other interest earning assets, including customer and correspondent margin loans and securities borrowing activities. Our exposure to interest rate risk is also from our funding sources including customer and correspondent cash balances, bank borrowings and securities lending activities. Interest rates on customer and correspondent balances and securities produce a positive spread with rates generally fluctuating in parallel.
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
During the quarter ended September 30, 2022 the Company integrated the internal controls over financial reporting of AAS into its company-wide internal controls over financial reporting.
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
In addition, from time to time we may be a party to other claims or litigation that arise in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the Company’s business operations. None of such matters are expected to have a material adverse effect on the Company’s financial condition, results of operations or business.

ITEM 1A.RISK FACTORS
We face a variety of risks that are inherent in our business and our industry. These risks are described in more detail under Part 1, “Item 1A. Risk Factors” in our 2022 Form 10-K. We encourage you to read these factors in their entirety. Moreover, other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth our market repurchases of Axos common stock and the Axos common shares retained in connection with net settlement of restricted stock awards during the quarter ended September 30, 2022.

(Dollars in thousands, except per share data)	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases[1]
Quarter Ended September 30, 2022
July 1, 2022 to July 31, 2022	—	$—	—	$—
August 1, 2022 to August 31, 2022	—	$—	—	$—
September 1, 2022 to September 30, 2022	—	$—	—	$—
For the Three Months Ended September 30, 2022	—	$—	—	$52,764

Stock Retained in Net Settlement[2]
July 1, 2022 to July 31, 2022	324
August 1, 2022 to August 31, 2022	48,115
September 1, 2022 to September 30, 2022	22,267
For the Three Months Ended September 30, 2022	70,706
1 On August 2, 2019, the Board of Directors of the Company authorized a program to repurchase up to $100 million of common stock. The share repurchase program will continue in effect until terminated by the Board of Directors of the Company. Purchases were made in open-market transactions.
2 On October 28, 2021, the stockholders of the Company approved the Amended and Restated 2014 Stock Incentive Plan, which, among other changes permitted net settlement of stock issuances related to equity awards for purposes of payment of a grantee’s minimum income tax obligation. Stock Retained in Net Settlement was purchased at the vesting price of the associated restricted stock unit.

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

Axos Financial, Inc.

Dated:	October 27, 2022	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	October 27, 2022	By:	/s/ Derrick K. Walsh
Derrick K. Walsh Executive Vice President and Chief Financial Officer (Principal Financial Officer)