Form 10-Q
period 2022-12-31
Axos Financial, Inc.
filed 2023-01-26
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock on the last practicable date: 60,000,709 shares of common stock, $0.01 par value per share, as of January 20, 2023.

AXOS FINANCIAL, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par and stated value)	(Unaudited) December 31, 2022	June 30, 2022
ASSETS
Cash and cash equivalents	$1,755,603	$1,202,587
Cash segregated for regulatory purposes	196,910	372,112
Total cash, cash equivalents, and cash segregated	1,952,513	1,574,699
Securities:
Trading	372	1,758
Available-for-sale	248,062	262,518
Stock of regulatory agencies	20,881	20,368
Loans held for sale, carried at fair value	4,292	4,973
Loans held for sale, lower of cost or fair value	455	10,938
Loans—net of allowance for credit losses of $157,218 as of December 31, 2022 and $148,617 as of June 30, 2022	15,473,212	14,091,061
Mortgage servicing rights, carried at fair value	25,526	25,213
Securities borrowed	58,846	338,980
Customer, broker-dealer and clearing receivables	272,579	417,417
Goodwill and other intangible assets—net	157,585	156,405
Other assets	526,712	496,835
TOTAL ASSETS	$18,741,035	$17,401,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	3,442,148	5,033,970
Interest bearing	12,248,346	8,912,452
Total deposits	15,690,494	13,946,422
Advances from the Federal Home Loan Bank	100,000	117,500
Borrowings, subordinated notes and debentures	334,077	445,244
Securities loaned	156,008	474,400
Customer, broker-dealer and clearing payables	420,947	511,654
Accounts payable and other liabilities	251,950	262,972
Total liabilities	16,953,476	15,758,192
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock—$0.01 par value; 150,000,000 shares authorized; 69,153,591 shares issued and 60,000,079 shares outstanding as of December 31, 2022; 68,859,722 shares issued and 59,777,949 shares outstanding as of June 30, 2022	692	689
Additional paid-in capital	465,350	453,784
Accumulated other comprehensive income (loss)—net of tax	(6,945)	(2,933)
Retained earnings	1,568,403	1,428,444
Treasury stock, at cost; 9,153,512 shares as of December 31, 2022 and 9,081,773 shares as of June 30, 2022	(239,941)	(237,011)
Total stockholders’ equity	1,787,559	1,642,973
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,741,035	$17,401,165

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except earnings per common share)	2022	2021	2022	2021
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$255,661	$149,469	$463,999	$298,645
Securities borrowed and customer receivables	4,321	5,366	8,705	12,217
Investments	19,606	2,241	30,670	4,524
Total interest and dividend income	279,588	157,076	503,374	315,386
INTEREST EXPENSE:
Deposits	71,348	7,805	103,853	15,517
Advances from the Federal Home Loan Bank	2,504	973	7,667	1,989
Securities loaned	1,067	218	2,010	469
Other borrowings	4,759	2,512	9,459	5,201
Total interest expense	79,678	11,508	122,989	23,176
Net interest income	199,910	145,568	380,385	292,210
Provision for credit losses	3,500	4,000	12,250	8,000
Net interest income, after provision for credit losses	196,410	141,568	368,135	284,210
NON-INTEREST INCOME:
Broker-dealer fee income	9,812	6,332	18,990	12,794
Advisory fee income	6,983	8,035	13,942	13,339
Banking and service fees	10,143	8,486	16,657	15,166
Mortgage banking income	641	4,640	4,006	9,910
Prepayment penalty fee income	750	3,294	1,942	6,280
Total non-interest income	28,329	30,787	55,537	57,489
NON-INTEREST EXPENSE:
Salaries and related costs	49,720	39,979	96,716	80,716
Data processing	14,632	12,199	28,654	24,291
Depreciation and amortization	5,957	6,785	12,051	12,513
Advertising and promotional	10,899	3,402	17,269	6,774
Professional services	8,455	5,943	16,542	10,488
Occupancy and equipment	3,683	3,342	7,737	6,523
FDIC and regulatory fees	3,569	2,475	7,304	4,741
Broker-dealer clearing charges	3,739	3,678	6,568	7,683
General and administrative expense	6,874	8,216	30,774	16,721
Total non-interest expense	107,528	86,019	223,615	170,450
INCOME BEFORE INCOME TAXES	117,211	86,336	200,057	171,249
INCOME TAXES	35,659	25,549	60,098	50,252
NET INCOME	$81,552	$60,787	$139,959	$120,997
COMPREHENSIVE INCOME	$80,377	$60,131	$135,947	$119,834
Basic earnings per common share	$1.36	$1.02	$2.34	$2.04
Diluted earnings per common share	$1.35	$1.00	$2.31	$1.99
See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2022	2021	2022	2021
NET INCOME	$81,552	$60,787	$139,959	$120,997
Net unrealized gain (loss) from available-for-sale securities, net of income tax expense (benefit) of $503 and $(274) for the three months and $1,718 and $(488) for the six months ended December 31, 2022 and 2021, respectively.	(1,175)	(656)	(4,012)	(1,163)
Other comprehensive income (loss)	(1,175)	(656)	(4,012)	(1,163)
Comprehensive income	$80,377	$60,131	$135,947	$119,834

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended December 31, 2022
	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
BALANCE—September 30, 2022	69,151,152	(9,152,479)	59,998,673	$692	$459,101	$1,486,851	$(5,770)	$(239,902)	$1,700,972
Net income	—	—	—	—	—	81,552	—	—	81,552
Other comprehensive income (loss)	—	—	—	—	—	—	(1,175)	—	(1,175)
Stock-based compensation activity	2,439	(1,033)	1,406	—	6,249	—	—	(39)	6,210
BALANCE—December 31, 2022	69,153,591	(9,153,512)	60,000,079	$692	$465,350	$1,568,403	$(6,945)	$(239,941)	$1,787,559

	For the Six Months Ended December 31, 2022
	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2022	68,859,722	(9,081,773)	59,777,949	$689	$453,784	$1,428,444	$(2,933)	$(237,011)	$1,642,973
Net income	—	—	—	—	—	139,959	—	—	139,959
Other comprehensive income (loss)	—	—	—	—	—	—	(4,012)	—	(4,012)
Stock-based compensation activity	293,869	(71,739)	222,130	3	11,566	—	—	(2,930)	8,639
BALANCE—December 31, 2022	69,153,591	(9,153,512)	60,000,079	$692	$465,350	$1,568,403	$(6,945)	$(239,941)	$1,787,559

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited)

	For the Three Months Ended December 31, 2021
	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
BALANCE—September 30, 2021	68,370,617	(8,875,984)	59,494,633	$684	$436,528	$1,247,938	$2,000	$(228,529)	$1,458,621
Net income	—	—	—	—	—	60,787	—	—	60,787
Other comprehensive income (loss)	—	—	—	—	—	—	(656)	—	(656)
Stock-based compensation activity	6,220	(2,278)	3,942	—	4,533	—	—	(128)	4,405
BALANCE—December 31, 2021	68,376,837	(8,878,262)	59,498,575	$684	$441,061	$1,308,725	$1,344	$(228,657)	$1,523,157

	For the Six Months Ended December 31, 2021
	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2021	68,069,321	(8,751,377)	59,317,944	$681	$432,550	$1,187,728	$2,507	$(222,530)	$1,400,936
Net income	—	—	—	—	—	120,997	—	—	120,997
Other comprehensive income (loss)	—	—	—	—	—	—	(1,163)	—	(1,163)
Stock-based compensation activity	307,516	(126,885)	180,631	3	8,511	—	—	(6,127)	2,387
BALANCE—December 31, 2021	68,376,837	(8,878,262)	59,498,575	$684	$441,061	$1,308,725	$1,344	$(228,657)	$1,523,157

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
(Dollars in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$139,959	$120,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	12,580	14,287
Stock-based compensation expense	11,569	8,514
Trading activity	1,386	760
Provision for credit losses	12,250	8,000
Deferred income taxes	7,592	(1,468)
Origination of loans held for sale	(113,300)	(403,287)
Unrealized and realized gains on loans held for sale	(4,115)	(8,673)
Proceeds from sale of loans held for sale	117,252	410,918
Amortization and change in fair value of mortgage servicing rights	93	1,087
Net changes in assets and liabilities which provide (use) cash:
Securities borrowed	280,134	84,845
Customer, broker-dealer and clearing receivables	144,838	(1,702)
Other assets	(19,062)	(102,551)
Securities loaned	(318,392)	(150,226)
Customer, broker-dealer and clearing payables	(90,707)	(61,069)
Accounts payable and other liabilities	(5,001)	7,067
Net cash provided by (used in) operating activities	177,076	(72,501)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	—	(12,286)
Proceeds from sale and repayment of securities	9,111	129,351
Purchase of stock of regulatory agencies	(74,972)	(13,631)
Proceeds from redemption of stock of regulatory agencies	74,972	13,631
Origination of loans held for investment	(4,499,800)	(4,636,661)
Proceeds from sale of loans held for investment	13,965	36,943
Mortgage warehouse loans activity, net	136,545	18,511
Proceeds from sales of other real estate owned and repossessed assets	1,229	7,454
Acquisition of business activity, net of cash acquired	(5,531)	(54,761)
Purchases of loans and leases, net of discounts and premiums	(127)	(30,153)
Principal repayments on loans	2,947,186	3,413,366
Purchases of furniture, equipment, software and intangibles	(13,982)	(8,730)
Net cash used in investing activities	(1,411,404)	(1,136,966)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	1,744,072	1,453,375
Payments of the Federal Home Loan Bank term advances	(17,500)	(10,000)
Net repayment of Federal Home Loan Bank other advances	—	(186,000)
Net proceeds (repayments) of other borrowings	(111,500)	38,800
Tax payments related to settlement of restricted stock units	(2,930)	(6,127)
Net cash provided by financing activities	1,612,142	1,290,048
NET CHANGE IN CASH AND CASH EQUIVALENTS	377,814	80,581
CASH AND CASH EQUIVALENTS—Beginning of year	$1,574,699	$1,037,777
CASH AND CASH EQUIVALENTS—End of period	$1,952,513	$1,118,358

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$121,878	$23,429
Income taxes paid	73,129	57,763
Transfers to other real estate and repossessed vehicles	7,228	342
Transfers from loans held for investment to loans held for sale	—	36,943
Transfers from loans held for sale to loans held for investment	690	794
Operating lease liabilities for obtaining right of use assets	—	4,167
See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2022 AND 2021
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
The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three and six months ended December 31, 2022 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or not repeated herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2022 included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended June 30, 2022 (“2022 Form 10-K”). A reclassification of certain components of non-interest income for the three and six months ended December 31, 2021 has been made to conform to the current period presentation. This reclassification had no effect on the Company’s total non-interest income, net income, financial position or cash flows. Additional reclassifications of certain amounts in the Condensed Consolidated Statement of Cash Flows for the six months ended December 31, 2021 have been made to conform to the current period presentation. These reclassifications had no effect on the Company’s results of operations or financial position.
Significant Accounting Policies
Our significant accounting policies are described in greater detail in Note 1—“Organizations and Summary of Significant Accounting Policies” contained in the 2022 Form 10-K.
New Accounting Standards
Accounting Standards Issued But Not Yet Adopted
The Financial Accounting Standards Board has issued three Accounting Standards Updates (“ASUs”) (2020-04, 2021-04 and 2022-06) all of which provide guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying generally accepted accounting principles to contracts, hedging relationships, and other transactions impacted by reference rate reform. The provisions apply only to those transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions are optional and are effective from March 12, 2020 through December 31, 2024. The Company is evaluating the impact on the Company’s Consolidated Financial Statements, but it does not expect any application of the provisions of these ASUs to have a material impact. For a further discussion of new accounting standards issued but not yet adopted which are applicable to the Company see Note 1—“Organizations and Summary of Significant Accounting Policies” contained in the 2022 Form 10-K.

2.     ACQUISITIONS
From time to time the Company completes acquisitions and related corporate activities to supplement the organic growth and development of the business.
On August 2, 2021, the Company’s subsidiary, Axos Clearing LLC, acquired certain assets and liabilities of E*TRADE Advisor Services (“EAS”), the registered investment advisor custody business of Morgan Stanley. This business was rebranded as Axos Advisor Services (“AAS”). AAS adds incremental fee income, a turnkey technology platform used by independent registered investment advisors for trading and custody services, and low cost deposits that can be used to generate fee income from other bank partners or to fund loan growth at Axos Bank. The purchase price of $54.8 million consisted entirely of cash consideration paid upon acquisition and working capital adjustments.
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
The following table presents the results of operations of AAS for the six months ended December 31, 2021 on an unaudited pro forma basis, as if the acquisition of the entity rebranded to AAS had been consummated on July 1, 2020. The results of operations of AAS for the three months ended December 31, 2021 are reflected in the unaudited Condensed Consolidated Statements of Income. The unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of what the Company’s results of operations would have been if the acquisition of EAS had occurred as of July 1, 2020, or the results of operations for any future periods. Additionally, the information presented does not reflect any synergies or other strategic benefits as a result of acquisition.

Pro Forma Revenue
(Dollars in thousands)	For the Six Months Ended December 31, 2021
Non-interest income	$17,230
It is not practical to disclose net income on a pro forma basis as the assets and liabilities acquired are a component of a business.

3.     FAIR VALUE
The Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2022 and June 30, 2022 are classified in their entirety based on the lowest level of input significant to the fair value measurement.

	December 31, 2022
(Dollars in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Municipal	$372	$—	$372
Securities—Available-for-Sale:
Agency MBS[1]	22,796	—	22,796
Non-Agency MBS[2]	—	175,123	175,123
Municipal	3,327	—	3,327
Asset-backed securities and structured notes	46,816	—	46,816
Total—Securities—Available-for-Sale	$72,939	$175,123	$248,062
Loans Held for Sale	$4,292	$—	$4,292
Mortgage servicing rights	$—	$25,526	$25,526
Other assets—Derivative instruments	$—	$136	$136
LIABILITIES:
Other liabilities—Derivative instruments	$—	$118	$118

	June 30, 2022
(Dollars in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Municipal	$1,758	$—	$1,758
Securities—Available-for-Sale:
Agency MBS[1]	25,325	—	25,325
Non-Agency MBS[2]	—	186,814	186,814
Municipal	3,248	—	3,248
Asset-backed securities and structured notes	47,131	—	47,131
Total—Securities—Available-for-Sale	$75,704	$186,814	$262,518
Loans Held for Sale	$4,973	$—	$4,973
Mortgage servicing rights	$—	$25,213	$25,213
Other assets—Derivative instruments	$—	$464	$464
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$—
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

Additional information is presented below about assets measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	December 31, 2022
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency MBS	Mortgage Servicing Rights[1]	Derivative Instruments, net	Total
Opening balance	$184,012	$26,373	$535	$210,920
Total gains or losses for the period:
Included in earnings—Mortgage banking income	—	(1,046)	(517)	(1,563)
Included in other comprehensive income	(2,143)	—	—	(2,143)
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	—	199	—	199
Settlements	(6,746)	—	—	(6,746)
Closing balance	$175,123	$25,526	$18	$200,667

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(1,046)	$(517)	$(1,563)

	For the Six Months Ended
	December 31, 2022
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights[1]	Derivative Instruments, net	Total
Opening Balance	$186,814	$25,213	$464	$212,491
Total gains or losses for the period:
Included in earnings—Mortgage banking income	—	(93)	(446)	(539)
Included in other comprehensive income	(4,616)	—	—	(4,616)
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	—	406	—	406
Settlements	(7,075)	—	—	(7,075)
Closing balance	$175,123	$25,526	$18	$200,667

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(93)	$(446)	$(539)
1 Earnings from mortgage servicing rights (“MSR”) were attributable to: Time and payoffs, representing a decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period of $0.1 million and $0.5 million for the three and six months ended December 31, 2022, respectively, and a decrease in MSR value resulting from market-driven changes in interest rates of $0.9 million for the three months ended December 31, 2022 and an increase of $0.4 million for the six months ended December 31, 2022. Additions to mortgage servicing rights were retained upon sale of loans held for sale.

	For the Three Months Ended
	December 31, 2021
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency MBS	Mortgage Servicing Rights[1]	Derivative Instruments, net	Total
Opening balance	$59,851	$18,438	$2,226	$80,515
Total gains or losses for the period:
Included in earnings—Mortgage banking income	—	97	(849)	(752)
Included in other comprehensive income	(527)	—	—	(527)
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	—	1,575	—	1,575
Settlements	(572)	—	—	(572)
Closing balance	$58,752	$20,110	$1,377	$80,239

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$97	$(849)	$(752)

	For the Six Months Ended
	December 31, 2021
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights[1]	Derivative Instruments, net	Total
Opening Balance	$67,615	$17,911	$2,205	$87,731
Total gains or losses for the period:
Included in earnings—Mortgage banking income	—	(1,087)	(828)	(1,915)
Included in other comprehensive income	(639)	—	—	(639)
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	—	3,286	—	3,286
Settlements	(8,224)	—	—	(8,224)
Closing balance	$58,752	$20,110	$1,377	$80,239

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(1,087)	$(828)	$(1,915)
1 Earnings from mortgage servicing rights were attributable to: Time and payoffs, representing a decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period of $1.3 million and $2.8 million for the three and six months ended December 31, 2021, respectively, and an increase in MSR value resulting from market-driven changes in interest rates of $1.4 million and $1.8 million for the three and six months ended December 31, 2021, respectively. Additions to mortgage servicing rights were retained upon sale of loans held for sale.
The table below summarizes the quantitative information about level 3 fair value measurements as of the dates indicated:

	December 31, 2022
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Non-agency MBS	$175,123	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	0.0 to 30.0% (21.9%) 0.0 to 6.1% (2.2%) 0.0 to 68.7% (27.4%) 2.6 to 7.1% (2.7%)
Mortgage Servicing Rights	$25,526	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	6.2 to 26.4% (11.5%) 0.7 to 12.2 (8.0) 9.5 to 11.5% (9.6%)
Derivative Instruments	$18	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	-1.6 to 1.2% (0.1%)

	June 30, 2022
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Non-agency MBS	$186,814	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	0.0 to 30.0% (21.4%) 0.0 to 7.9% (2.2%) 0.0 to 68.4% (26.7%) 2.7 to 9.3% (2.8%)
Mortgage Servicing Rights	$25,213	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	7.9 to 56.3% (11.0%) 1.2 to 9.9 (8.4) 9.5 to 11.5% (9.5%)
Derivative Instruments	$464	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	-3.1 to 0.8% (-1.2%)
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
The table below summarizes assets measured for impairment on a non-recurring basis:

	December 31, 2022
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Other real estate owned and repossessed vehicles:
Single family real estate	$—	$—	$4,383	$4,383
Autos	$—	$—	$1,421	$1,421
Total	$—	$—	$5,804	$5,804

	June 30, 2022
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Other real estate owned and repossessed vehicles:
Autos	—	—	798	798
Total	$—	$—	$798	$798
Non-recurring fair value measurements for other real estate owned and repossessed vehicles represent charge-offs of $657 thousand and $37 thousand for the three months ended December 31, 2022 and December 31, 2021, respectively, and $964 thousand and $49 thousand for the six months ended December 31, 2022 and December 31, 2021, respectively.
The Company has elected the fair value option for Agency loans held for sale. Given these loans are intended for sale, fair value is considered to be the best indicator of the amount to be realized from these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans. None of these loans are 90 days or more past due nor on nonaccrual as of December 31, 2022 and June 30, 2022.
As of December 31, 2022 and June 30, 2022, the aggregate fair value of loans held for sale, carried at fair value, contractual balance (including accrued interest), and unrealized gain was as follows:

(Dollars in thousands)	December 31, 2022	June 30, 2022
Aggregate fair value	$4,292	$4,973
Contractual balance	4,182	4,881
Unrealized gain	$110	$92

Gains and losses from changes in fair value included in earnings for loans held for sale for the periods indicated below were:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2022	2021	2022	2021
Interest income	$103	$194	$153	$394
Change in fair value	(422)	(1,021)	(331)	(978)
Total	$(319)	$(827)	$(178)	$(584)
The following table presents quantitative information about level 3 fair value measurements for other real estate owned and repossessed vehicles measured at fair value on a non-recurring basis at the periods indicated:

	December 31, 2022
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Other real estate owned and repossessed vehicles:
Single family real estate	$4,383	Sales comparison approach	Adjustment for differences between the comparable sales	3.5 to 12.1% (4.1%)
Autos	$1,421	Sales comparison approach	Adjustment for differences between the comparable sales	-20.3 to -7.8% (-9.1%)

	June 30, 2022
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) [1]
Other real estate owned and repossessed vehicles:
Autos	$798	Sales comparison approach	Adjustment for differences between the comparable sales	-17.2 to 4.6% (-7.5%)
1 For other real estate owned and repossessed vehicles the ranges shown may vary positively or negatively based on the comparable sales reported in the current appraisal. In certain instances, the range can be significant due to small sample sizes and in some cases the asset being valued having limited comparable sales with similar characteristics at the time the current appraisal is conducted.

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments at December 31, 2022 and June 30, 2022 were:

	December 31, 2022
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$1,952,513	$1,952,513	$—	$—	$1,952,513
Securities—trading	372	—	372	—	372
Securities—available-for-sale	248,062	—	72,939	175,123	248,062
Loans held for sale, at fair value	4,292	—	4,292	—	4,292
Loans held for sale, at lower of cost or fair value	455	—	—	456	456
Loans held for investment—net	15,473,212	—	—	15,171,361	15,171,361
Securities borrowed	58,846	—	—	60,217	60,217
Customer, broker-dealer and clearing receivables	272,579	—	—	281,165	281,165
Mortgage servicing rights	25,526	—	—	25,526	25,526
Financial liabilities:
Total deposits	15,690,494	—	14,334,437	—	14,334,437
Advances from the Federal Home Loan Bank	100,000	—	92,471	—	92,471
Borrowings, subordinated notes and debentures	334,077	—	297,252	—	297,252
Securities loaned	156,008	—	—	156,039	156,039
Customer, broker-dealer and clearing payables	420,947	—	—	420,946	420,946

	June 30, 2022
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$1,574,699	$1,574,699	$—	$—	$1,574,699
Securities—trading	1,758	—	1,758	—	1,758
Securities—available-for-sale	262,518	—	75,704	186,814	262,518
Loans held for sale, at fair value	4,973	—	4,973	—	4,973
Loans held for sale, at lower of cost or fair value	10,938	—	—	10,985	10,985
Loans held for investment—net	14,091,061	—	—	14,015,157	14,015,157
Securities borrowed	338,980	—	—	329,963	329,963
Customer, broker-dealer and clearing receivables	417,417	—	—	414,383	414,383
Mortgage servicing rights	25,213	—	—	25,213	25,213
Financial liabilities:
Total deposits	13,946,422	—	12,812,512	—	12,812,512
Advances from the Federal Home Loan Bank	117,500	—	117,500	—	117,500
Borrowings, subordinated notes and debentures	445,244	—	416,947	—	416,947
Securities loaned	474,400	—	—	473,831	473,831
Customer, broker-dealer and clearing payables	511,654	—	—	471,859	471,859
Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans, deposits, borrowings or subordinated debt and for variable rate loans, deposits, borrowings or subordinated debt with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. A discussion of the methods of valuing trading securities, available for sale securities and loans held for sale can be found in Note 3 – “Fair Value” of the 2022 Form 10-K. The carrying amount of stock of regulatory agencies approximates the estimated fair value of these investments. The fair value of off-balance sheet items is not material.

4.     SECURITIES
The amortized cost, carrying amount and fair value for the trading and available-for-sale securities at December 31, 2022 and June 30, 2022 were:

	December 31, 2022
	Trading	Available-for-sale
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
U.S. agencies[1]	$—	$26,008	$1	$(3,213)	$22,796
Non-agency[2]	—	180,541	750	(6,168)	175,123
Total mortgage-backed securities	—	206,549	751	(9,381)	197,919
Non-MBS:
Municipal	372	3,592	—	(265)	3,327
Asset-backed securities and structured notes	—	47,000	—	(184)	46,816
Total Non-MBS	372	50,592	—	(449)	50,143
Total debt securities	$372	$257,141	$751	$(9,830)	$248,062

	June 30, 2022
	Trading	Available-for-sale
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
U.S. agencies[1]	$—	$27,722	$9	$(2,406)	$25,325
Non-agency[2]	—	187,616	1,832	(2,634)	186,814
Total mortgage-backed securities	—	215,338	1,841	(5,040)	212,139
Non-MBS:
Municipal	1,758	3,529	—	(281)	3,248
Asset-backed securities and structured notes	—	47,000	131	—	47,131
Total Non-MBS	1,758	50,529	131	(281)	50,379
Total debt securities	$1,758	$265,867	$1,972	$(5,321)	$262,518
1Includes securities guaranteed by Ginnie Mae, a U.S. government agency, and the government sponsored enterprises Fannie Mae and Freddie Mac.
2Private sponsors of securities collateralized primarily by first-lien mortgage loans on commercial properties or by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by Alt-A or pay-option ARM mortgages.
No credit losses were recognized on available-for-sale securities in the three and six months ended December 31, 2022 and December 30, 2021. No allowance for credit losses for available-for-sale debt securities was recorded at December 31, 2022 and June 30, 2022 based on an analysis of: (1) the credit characteristics of the securities, including the forecasted cash flows, credit ratings, credit enhancement, and any external government backing, and (2) whether the Company is intending to sell or is required to sell any securities before recovering the amortized cost basis of the securities.
The Company’s non-agency MBS available-for-sale portfolio, with a total fair value of $175,123 at December 31, 2022, consists of 17 different issues of super senior securities.
The face amounts of debt securities available-for-sale pledged to secure borrowings at December 31, 2022 and June 30, 2022 were $1.1 million and $1.2 million, respectively.

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were:

	December 31, 2022
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
U.S. agencies	$6,786	$(470)	$15,832	$(2,743)	$22,618	$(3,213)
Non-agency	126,507	(5,705)	4,399	(463)	130,906	(6,168)
Total MBS	133,293	(6,175)	20,231	(3,206)	153,524	(9,381)
Non-MBS:
Municipal debt	3,327	(265)	—	—	3,327	(265)
Asset-backed securities and structured notes	46,816	(184)	—	—	46,816	(184)
Total Non-MBS	50,143	(449)	—	—	50,143	(449)
Total debt securities	$183,436	$(6,624)	$20,231	$(3,206)	$203,667	$(9,830)

	June 30, 2022
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
U.S. agencies	$16,446	$(1,338)	$8,097	$(1,068)	$24,543	$(2,406)
Non-agency	92,796	(2,204)	4,751	(430)	97,547	(2,634)
Total MBS	109,242	(3,542)	12,848	(1,498)	122,090	(5,040)
Non-MBS:
Municipal debt	3,248	(281)	—	—	3,248	(281)
Asset-backed securities and structured notes	—	—	—	—	—	—
Total Non-MBS	3,248	(281)	—	—	3,248	(281)
Total debt securities	$112,490	$(3,823)	$12,848	$(1,498)	$125,338	$(5,321)
On December 31, 2022, there were nineteen securities in a continuous loss position for a period of more than 12 months, and thirty-five securities in a continuous loss position for a period of less than 12 months. At June 30, 2022, there were fourteen securities in a continuous loss position for a period of more than 12 months, and twenty-five securities in a continuous loss position for a period of less than 12 months.

At December 31, 2022, one non-agency MBS with a total carrying amount of $1.4 million was determined to have cumulative credit losses of $0.8 million of which none was recognized in earnings during the three months ended December 31, 2022.
During the six months ended December 31, 2022 the Company sold no available-for-sale securities.

The components of the Company’s accumulated other comprehensive income (loss) are:

(Dollars in thousands)	December 31, 2022	June 30, 2022
Available-for-sale debt securities—net unrealized gains (losses)	$(9,079)	$(3,349)
Available-for-sale debt securities—non-credit related losses	(845)	(845)
Subtotal	(9,924)	(4,194)
Tax benefit (expense)	2,979	1,261
Net unrealized gain (loss) on investment securities in accumulated other comprehensive income (loss)	$(6,945)	$(2,933)

The following table sets forth the expected maturity distribution of our mortgage-backed securities and the contractual maturity distribution of our Non-RMBS securities and the weighted-average yield for each range of maturities:

	At December 31, 2022
	Total Amount		Due Within One Year		Due After One but within Five Years		Due After Five but within Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]
Available-for-sale
Mortgage-backed securities:
Agency[2]	$26,008	1.80%	$4,969	1.88%	$12,531	1.83%	$6,650	1.81%	$1,858	1.41%
Non-Agency[3]	180,541	5.18%	867	6.12%	176,931	5.13%	1,912	6.56%	831	11.67%
Total Mortgage-Backed Securities	$206,549	4.76%	$5,836	2.51%	$189,462	4.91%	$8,562	2.87%	$2,689	4.58%
Non-RMBS
Municipal	3,592	3.57%	—	—%	—	—%	—	—%	3,592	3.57%
Asset-backed securities and structured notes	47,000	9.16%	41,249	9.16%	5,751	9.16%	—	—%	—	—%
Total Non-RMBS	$50,592	8.77%	$41,249	9.16%	$5,751	9.16%	$—	—%	$3,592	3.57%
Available-for-sale—Amortized Cost	$257,141	5.54%	$47,085	8.34%	$195,213	5.04%	$8,562	2.87%	$6,281	4.00%
Available-for-sale—Fair Value	$248,062	5.56%	$46,358	8.34%	$188,044	5.04%	$7,674	2.87%	$5,986	4.00%
Total available-for-sale securities	$248,062	5.56%	$46,358	8.34%	$188,044	5.04%	$7,674	2.87%	$5,986	4.00%
1 Weighted-average yield is based on amortized cost of the securities. Residential mortgage-backed security yields and maturities include impact of expected prepayments and other timing factors such as interest rate forward curve.
2 Includes securities guaranteed by Ginnie Mae, a U.S. government agency, and the government sponsored enterprises Fannie Mae and Freddie Mac.
3 Private sponsors of securities collateralized primarily by pools of 1-4 family residential first mo prime, Alt-A or pay-option ARM mortgages.

5.    LOANS & ALLOWANCE FOR CREDIT LOSSES
The composition of the loan portfolio was:

(Dollars in thousands)	December 31, 2022	June 30, 2022
Single Family - Mortgage & Warehouse	$3,988,955	$3,988,462
Multifamily and Commercial Mortgage	3,050,128	2,877,680
Commercial Real Estate	5,762,049	4,781,044
Commercial & Industrial - Non-RE	2,208,945	2,028,128
Auto & Consumer	632,183	567,228
Other	7,234	11,134
Total gross loans and leases	15,649,494	14,253,676
Allowance for credit losses - loans	(157,218)	(148,617)
Unaccreted premiums (discounts) and loan and lease fees	(19,064)	(13,998)
Total net loans and leases	$15,473,212	$14,091,061
Activity in the allowance for credit losses by portfolio classes for the periods was:

	For the Three Months Ended December 31, 2022
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at October 1, 2022	$18,039	$14,649	$73,776	$34,383	$14,595	$30	$155,472
Provision (benefit) for credit losses - loans	1,878	808	(1,608)	1,655	776	(9)	3,500
Charge-offs	(294)	—	—	—	(1,871)	—	(2,165)
Recoveries	8	—	—	—	403	—	411
Balance at December 31, 2022	$19,631	$15,457	$72,168	$36,038	$13,903	$21	$157,218

	For the Three Months Ended December 31, 2021
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at October 1, 2021	$25,329	$13,359	$65,223	$22,519	$10,007	$341	$136,778
Provision (benefit) for credit losses - loans	182	269	2,358	170	1,299	(278)	4,000
Charge-offs	—	—	—	—	(640)	—	(640)
Recoveries	69	—	—	27	255	—	351
Balance at December 31, 2021	$25,580	$13,628	$67,581	$22,716	$10,921	$63	$140,489

	For the Six Months Ended December 31, 2022
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at July 1, 2022	$19,670	$14,655	$69,339	$30,808	$14,114	$31	$148,617
Provision (benefit) for credit losses - loans	236	802	2,829	5,212	3,181	(10)	12,250
Charge-offs	(298)	—	—	—	(4,233)	—	(4,531)
Recoveries	23	—	—	18	841	—	882
Balance at December 31, 2022	$19,631	$15,457	$72,168	$36,038	$13,903	$21	$157,218

	For the Six Months Ended December 31, 2021
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at July 1, 2021	$26,604	$13,146	$57,928	$28,460	$6,519	$301	$132,958
Provision (benefit) for credit losses - loans	(1,169)	305	9,653	(5,476)	4,925	(238)	8,000
Charge-offs	—	—	—	(322)	(1,034)	—	(1,356)
Recoveries	145	177	—	54	511	—	887
Balance at December 31, 2021	$25,580	$13,628	$67,581	$22,716	$10,921	$63	$140,489

Credit Quality Disclosures. Nonaccrual loans consisted of the following as of the dates indicated:

(Dollars in thousands)	As of December 31, 2022
Single Family - Mortgage & Warehouse	$39,043
Multifamily and Commercial Mortgage	35,275
Commercial Real Estate	14,852
Commercial & Industrial - Non-RE	2,989
Auto & Consumer	1,447
Other	1,382
Total nonaccrual loans	$94,988
Nonaccrual loans to total loans	0.61%

(Dollars in thousands)	As of June 30, 2022
Single Family - Mortgage & Warehouse	$66,424
Multifamily and Commercial Mortgage	33,410
Commercial Real Estate	14,852
Commercial & Industrial - Non-RE	2,989
Auto & Consumer	439
Other	80
Total nonaccrual loans	$118,194
Nonaccrual loans to total loans	0.83%
No interest income was recognized on nonaccrual loans in the three and six months ended December 31, 2022 and three and six months ended December 31, 2021. There were no nonaccrual loans without an allowance for credit losses as of December 31, 2022 and June 30, 2022.
Approximately 1.39% of our nonaccrual loans at December 31, 2022 were considered troubled debt restructurings (“TDRs”), compared to 1.18% at June 30, 2022. Borrowers that make timely payments after TDRs are considered non-performing for at least six months. Generally, after six months of timely payments, those TDRs are reclassified from the nonaccrual loan category to the performing loan category and any previously deferred interest income is recognized. Approximately 41.10% of the Company’s nonaccrual loans are single family first mortgages as of December 31, 2022.
The outstanding unpaid balance of loans that are either performing or nonaccrual by portfolio class was:

	December 31, 2022
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Performing	$3,949,912	$3,014,853	$5,747,197	$2,205,956	$630,736	$5,852	$15,554,506
Nonaccrual	39,043	35,275	14,852	2,989	1,447	1,382	94,988
Total	$3,988,955	$3,050,128	$5,762,049	$2,208,945	$632,183	$7,234	$15,649,494

	June 30, 2022
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Performing	$3,922,038	$2,844,270	$4,766,192	$2,025,139	$566,789	$11,054	$14,135,482
Nonaccrual	66,424	33,410	14,852	2,989	439	80	118,194
Total	$3,988,462	$2,877,680	$4,781,044	$2,028,128	$567,228	$11,134	$14,253,676
From time to time the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and generally return to the original loan terms after the modification term expires. The Company had no TDRs classified as performing loans at December 31, 2022 or June 30, 2022.

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
Pass. Loans classified as pass are well protected by the current net worth and paying capacity of the obligor or by the fair value of any underlying collateral, less cost to acquire and sell in a timely manner.
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

The amortized cost basis of the Company’s loans by fiscal year of origination and credit quality indicator are:

	December 31, 2022
	Loans Held for Investment Origination Year						Revolving Loans	Total
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior
Single Family-Mortgage & Warehouse
Pass	$464,448	$1,386,160	$555,289	$363,250	$264,688	$718,860	$143,354	$3,896,049
Special Mention	—	4,104	956	11,610	14,042	21,554	663	52,929
Substandard	—	549	1,005	3,975	5,335	29,113	—	39,977
Doubtful	—	—	—	—	—	—	—	—
Total	464,448	1,390,813	557,250	378,835	284,065	769,527	144,017	3,988,955
Multifamily and Commercial Mortgage
Pass	357,936	982,288	519,340	395,827	238,903	454,957	—	2,949,251
Special Mention	—	9,704	5,935	1,973	3,259	—	—	20,871
Substandard	—	3,145	5,737	31,458	7,450	32,216	—	80,006
Doubtful	—	—	—	—	—	—	—	—
Total	357,936	995,137	531,012	429,258	249,612	487,173	—	3,050,128
Commercial Real Estate
Pass	901,296	2,669,607	844,296	179,916	118,000	4,000	885,282	5,602,397
Special Mention	—	—	31,573	10,818	950	15,000	—	58,341
Substandard	—	17,950	51,724	—	15,487	14,852	1,298	101,311
Doubtful	—	—	—	—	—	—	—	—
Total	901,296	2,687,557	927,593	190,734	134,437	33,852	886,580	5,762,049
Commercial & Industrial - Non-RE
Pass	149,777	373,451	34,549	17,809	3,879	504	1,609,675	2,189,644
Special Mention	—	8,474	—	—	—	—	—	8,474
Substandard	—	2,989	—	7,838	—	—	—	10,827
Doubtful	—	—	—	—	—	—	—	—
Total	149,777	384,914	34,549	25,647	3,879	504	1,609,675	2,208,945
Auto & Consumer
Pass	162,687	303,542	86,643	32,849	27,563	16,124	—	629,408
Special Mention	27	695	289	43	18	64	—	1,136
Substandard	90	841	307	154	226	21	—	1,639
Doubtful	—	—	—	—	—	—	—	—
Total	162,804	305,078	87,239	33,046	27,807	16,209	—	632,183
Other
Pass	513	2,000	1,669	—	—	1,402	—	5,584
Special Mention	—	—	268	—	—	—	—	268
Substandard	—	—	1,205	—	—	177	—	1,382
Doubtful	—	—	—	—	—	—	—	—
Total	513	2,000	3,142	—	—	1,579	—	7,234
Total
Pass	2,036,657	5,717,048	2,041,786	989,651	653,033	1,195,847	2,638,311	15,272,333
Special Mention	27	22,977	39,021	24,444	18,269	36,618	663	142,019
Substandard	90	25,474	59,978	43,425	28,498	76,379	1,298	235,142
Doubtful	—	—	—	—	—	—	—	—
Total	$2,036,774	$5,765,499	$2,140,785	$1,057,520	$699,800	$1,308,844	$2,640,272	$15,649,494
As a % of total gross loans	13.02%	36.84%	13.68%	6.76%	4.47%	8.36%	16.87%	100.0%

	June 30, 2022
	Loans Held for Investment Origination Year						Revolving Loans	Total
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior
Single Family-Mortgage & Warehouse
Pass	$1,484,027	$600,054	$402,712	$303,999	$279,248	$548,703	$241,925	$3,860,668
Special Mention	—	—	4,790	2,505	4,125	10,971	38,637	61,028
Substandard	—	2,288	3,928	18,407	5,955	36,188	—	66,766
Doubtful	—	—	—	—	—	—	—	—
Total	1,484,027	602,342	411,430	324,911	289,328	595,862	280,562	3,988,462
Multifamily and Commercial Mortgage
Pass	999,819	569,486	429,247	259,161	219,548	316,013	—	2,793,274
Special Mention	1,200	—	534	539	—	968	—	3,241
Substandard	—	5,772	34,343	9,613	7,308	24,129	—	81,165
Doubtful	—	—	—	—	—	—	—	—
Total	1,001,019	575,258	464,124	269,313	226,856	341,110	—	2,877,680
Commercial Real Estate
Pass	2,482,366	990,887	358,422	186,800	28,758	—	602,412	4,649,645
Special Mention	—	32,351	12,138	16,487	15,000	—	—	75,976
Substandard	—	—	12,575	18,043	23,507	—	1,298	55,423
Doubtful	—	—	—	—	—	—	—	—
Total	2,482,366	1,023,238	383,135	221,330	67,265	—	603,710	4,781,044
Commercial & Industrial - Non-RE
Pass	435,228	66,226	25,629	61,932	9,268	—	1,388,435	1,986,718
Special Mention	13	—	—	186	710	—	—	909
Substandard	2,988	28,359	9,154	—	—	—	—	40,501
Doubtful	—	—	—	—	—	—	—	—
Total	438,229	94,585	34,783	62,118	9,978	—	1,388,435	2,028,128
Auto & Consumer
Pass	352,468	107,882	43,377	37,008	16,147	8,891	—	565,773
Special Mention	204	188	24	110	—	1	—	527
Substandard	157	311	224	205	25	6	—	928
Doubtful	—	—	—	—	—	—	—	—
Total	352,829	108,381	43,625	37,323	16,172	8,898	—	567,228
Other
Pass	3,057	6,185	—	—	1,091	721	—	11,054
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	46	—	—	34	—	80
Doubtful	—	—	—	—	—	—	—	—
Total	3,057	6,185	46	—	1,091	755	—	11,134
Total
Pass	5,756,965	2,340,720	1,259,387	848,900	554,060	874,328	2,232,772	13,867,132
Special Mention	1,417	32,539	17,486	19,827	19,835	11,940	38,637	141,681
Substandard	3,145	36,730	60,270	46,268	36,795	60,357	1,298	244,863
Doubtful	—	—	—	—	—	—	—	—
Total	$5,761,527	$2,409,989	$1,337,143	$914,995	$610,690	$946,625	$2,272,707	$14,253,676
As a % of total gross loans	40.42%	16.91%	9.38%	6.42%	4.28%	6.64%	15.95%	100.0%
The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses and evaluates credit quality based on the aging status of its loans. Certain short-term loans do not have a fixed maturity date and are treated as delinquent if not paid in full 90 days after the origination date.

The outstanding unpaid balance of loans past due 30 days or more by portfolio class are:

	December 31, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single Family-Mortgage & Warehouse	$20,731	$9,432	$37,421	$67,584
Multifamily and Commercial Mortgage	4,860	8,229	29,548	42,637
Commercial Real Estate	—	—	14,852	14,852
Auto & Consumer	5,353	1,278	821	7,452
Other	2,000	1,017	177	3,194
Total	$32,944	$19,956	$82,819	$135,719
As a % of total gross loans	0.21%	0.13%	0.53%	0.87%

	June 30, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single Family-Mortgage & Warehouse	$5,167	$1,518	$63,286	$69,971
Multifamily and Commercial Mortgage	9,455	2,115	26,556	38,126
Commercial Real Estate	—	14,852	—	14,852
Auto & Consumer	4,865	1,009	466	6,340
Other	413	—	193	606
Total	$19,900	$19,494	$90,501	$129,895
As a % of total gross loans	0.14%	0.14%	0.63%	0.91%
Loans reaching 90+ days past due are placed on non-accrual as required under Company policy. No loans 90+ days past due were still accruing interest as of December 31, 2022 and June 30, 2022.
Loans in process of foreclosure were $23.6 million and $20.7 million as of December 31, 2022 and June 30, 2022, respectively.

Unfunded Loan Commitment Reserves
Unfunded loan commitment reserves are included in “Accounts payable and other liabilities” in the unaudited Condensed Consolidated Balance Sheets. Provisions for the unfunded loan commitments are included in the unaudited Condensed Consolidated Statements of Income in “General and administrative expenses”.
The following tables present a summary of the activity in the unfunded loan commitment reserves for the periods indicated:

	Three Months Ended December 31,
(Dollars in thousands)	2022	2021
BALANCE—beginning October 1	$10,973	$7,723
Provision (benefit)	(499)	1,000
BALANCE—end December 31	$10,474	$8,723

	Six Months Ended December 31,
(Dollars in thousands)	2022	2021
BALANCE—beginning July 1	$10,973	$5,723
Provision (benefit)	(499)	3,000
BALANCE—end December 31	$10,474	$8,723

6.    EQUITY AND STOCK-BASED COMPENSATION
    The Company has an equity incentive plan, the Amended and Restated 2014 Stock Incentive Plan (the “2014 Plan”), which provides for the granting of non-qualified and incentive stock options, restricted stock and restricted stock units, stock appreciation rights and other awards to employees, directors and consultants. The Plan is designed to encourage selected employees and directors to improve operations and increase profits, and to accept or continue employment or association with the Company through participation in the growth in the value of the Company’s common stock. The Company also has an employment agreement with its Chief Executive Officer that authorizes an award of restricted stock units (the “RSU award”). For additional information regarding the Company’s stock-based compensation plans, see Note 16—“Stock-based Compensation” contained in the 2022 Form 10-K.
At December 31, 2022, 1,650,944 shares of common stock remained available for issuance pursuant to grant awards under the 2014 Plan and unrecognized compensation expense related to non-vested awards aggregated to $42.4 million and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year remainder:
Remainder of fiscal year 2023	$11,973
2024	18,856
2025	9,293
2026	1,926
2027	400
Total	$42,448

The following table presents the status and changes in restricted stock units for the periods indicated:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2022	1,350,763	$41.16
Granted	407,632	39.03
Vested	(293,869)	31.89
Forfeited	(39,444)	40.88
Non-vested balance at December 31, 2022	1,425,082	$42.47
    The total fair value of shares vested for the three and six months ended December 31, 2022 was $0.1 million and $12.1 million, respectively. The total fair value of shares vested for the three and six months ended December 31, 2021 was $0.3 million and $14.8 million, respectively. The weighted-average remaining time period until vesting for restricted stock units as of December 31, 2022 was 1.2 years.

7.    EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Earnings Per Common Share
Net income	$81,552	$60,787	$139,959	$120,997
Average common shares issued and outstanding	59,999,573	59,496,489	59,927,078	59,443,667
Earnings per common share	$1.36	$1.02	$2.34	$2.04
Diluted Earnings Per Common Share
Net income	$81,552	$60,787	$139,959	$120,997
Average common shares issued and outstanding	59,999,573	59,496,489	59,927,078	59,443,667
Dilutive effect of average unvested RSUs	515,062	1,259,492	613,275	1,305,716
Total dilutive common shares outstanding	60,514,635	60,755,981	60,540,353	60,749,383
Diluted earnings per common share	$1.35	$1.00	$2.31	$1.99
8.    COMMITMENTS AND CONTINGENCIES
Operating Leases. The Company leases office space under operating lease agreements scheduled to expire at various dates. The following table represents maturities of lease liabilities as of December 31, 2022 in the corresponding fiscal years:

(Dollars in thousands)
Remainder of fiscal year 2023	$5,450
2024	10,976
2025	11,143
2026	10,811
2027	10,870
Thereafter	29,177
Total lease payments	78,427
Less: amount representing interest	(7,569)
Total Lease Liability	$70,858
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
At December 31, 2022, the Company had commitments to originate $93.3 million in fixed rate loans and $2,956.4 million in variable rate loans, totaling an aggregate principal balance of $3,049.6 million. At December 31, 2022, the Company’s fixed rate commitments to originate had a weighted-average rate of 9.45%. At December 31, 2022, the Company also had commitments to sell $4.6 million in fixed rate loans and no variable rate loans, totaling an aggregate principal balance of $4.6 million.
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
Litigation. On October 15, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a putative class action lawsuit, Golden v. BofI Holding, Inc., et al, and brought in United States District Court for the Southern District of California (the “Golden Case”). On November 3, 2015, the Company, its Chief Executive Officer and its Chief Financial Officer were named defendants in a second putative class action lawsuit, Hazan v. BofI Holding, Inc., et al, and also brought in the United States District Court for the Southern District of California (the “Hazan Case”). On February 1, 2016, the Golden Case and the Hazan Case were consolidated as In re BofI Holding, Inc. Securities Litigation, Case #: 3:15-cv-02324-GPC-KSC (the “HMEPS Class Action”), and the Houston Municipal Employees Pension System was appointed lead plaintiff. The plaintiffs allege that the Company and other named defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by failing to disclose wrongful conduct that was alleged in a complaint filed in connection with a wrongful termination of employment lawsuit filed on October 13, 2015 (the “Employment Matter”) and that as a result the Company’s statements regarding its internal controls, as well as portions of its financial statements, were false and misleading. On April 13, 2022, the parties executed a Stipulation and Agreement of Settlement. The Stipulation and Agreement of Settlement was submitted to the District Court for approval on April 15, 2022. On June 8, 2022, the court granted preliminary approval of the settlement and scheduled a hearing with respect to final approval of the settlement for October 7, 2022. On October 14, 2022, the District Court entered an order granting final approval of such settlement. The settlement was reached because the parties were able to negotiate terms within available insurance coverage and reach a stipulation that specifically provides that (i) all amounts due in connection with the settlement be paid exclusively by the insurers and that defendants have no direct liability in connection therewith, (ii) no wrongdoing be attributed to Axos, its management or its directors, (iii) the settlement is not to be construed as conceding or evidencing the truth or validity of any claim or allegation made by plaintiffs, and (iv) the defendants shall be deemed to have agreed, or otherwise be required, to modify, amend or restate any business practices, policies, procedures, regulatory filings or financial records, as a result thereof.
In addition to the HMEPS Class Action, two separate shareholder derivative actions were filed in December, 2015, purportedly on behalf of the Company. The first derivative action, Calcaterra v. Garrabrants, et al, was filed in the United States District Court for the Southern District of California on December 3, 2015. The second derivative action, Dow v. Micheletti, et al, was filed in the San Diego County Superior Court on December 16, 2015. A third derivative action, DeYoung v. Garrabrants, et al, was filed in the United States District Court for the Southern District of California on January 22, 2016, a fourth derivative action, Yong v. Garrabrants, et al, was filed in the United States District Court for the Southern District of California on January 29, 2016, a fifth derivative action, Laborers Pension Trust Fund of Northern Nevada v. Allrich et al, was filed in the United States District Court for the Southern District of California on February 2, 2016, and a sixth derivative action, Garner v. Garrabrants, et al, was filed in the San Diego County Superior Court on August 10, 2017. Each of these six derivative actions names the Company as a nominal defendant, and certain of its officers and directors as defendants. Each complaint sets forth allegations of breaches of fiduciary duties, gross mismanagement, abuse of control, and unjust enrichment against the defendant officers and directors. The plaintiffs in these derivative actions seek damages in unspecified amounts on the Company’s behalf from the officer and director defendants, certain corporate governance actions, and an award of their costs and attorney’s fees.
The United States District Court for the Southern District of California ordered the six above-referenced derivative actions pending before it to be consolidated and appointed lead counsel in the consolidated action. The matter has been stayed until pending post-trial motions in the Employment Matter are resolved.The two derivative actions pending before the San Diego County Superior Court have been consolidated and have been stayed by agreement of the parties.
On October 26, 2022, a jury verdict was reached in the case of MUFG Union Bank, N.A. v. Axos Bank, et al, awarding damages to Union Bank. Such verdict has yet to be reduced to judgment. On November 28, 2022, the Company filed a post-trial motion requesting, among other relief, that the court set aside the verdict and direct a verdict for defendants. The Company continues to believe that the evidence supports the defendants’ understanding of the facts and that meritorious defenses exist to substantially all claims made by Union Bank. In addition, the Company believes that there exist substantial grounds for post-verdict relief and appeal. The Company recorded a $16 million accrued expense in accounts payable and other liabilities on the condensed consolidated balance sheets and in general and administrative expense on the condensed consolidated statements of income as of and for the six months ended December 31, 2022, respectively.

9.    SEGMENT REPORTING AND REVENUE INFORMATION
Segment Reporting. The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance. The operating segments and segment results of the Company are determined based upon the management reporting system, which assigns balance sheet and income statement items to each of the business segments and by which segment results are evaluated by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.
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
In order to reconcile the two segments to the unaudited condensed consolidated totals, the Company includes parent-only activities and intercompany eliminations. The following tables present the operating results, goodwill, and assets of the segments:

	For the Three Months Ended December 31, 2022
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$198,545	$4,876	$(3,511)	$199,910
Provision for credit losses	3,500	—	—	3,500
Non-interest income	10,557	36,004	(18,232)	28,329
Non-interest expense	96,284	25,271	(14,027)	107,528
Income before taxes	$109,318	$15,609	$(7,716)	$117,211

	For the Three Months Ended December 31, 2021
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$142,259	$4,506	$(1,197)	$145,568
Provision for credit losses	4,000	—	—	4,000
Non-interest income	16,295	16,454	(1,962)	30,787
Non-interest expense	62,449	21,654	1,916	86,019
Income before taxes	$92,105	$(694)	$(5,075)	$86,336

	For the Six Months Ended December 31, 2022
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$378,275	$9,151	$(7,041)	$380,385
Provision for credit losses	12,250	—	—	12,250
Non-interest income	21,269	65,169	(30,901)	55,537
Non-interest expense	197,080	49,786	(23,251)	223,615
Income before taxes	$190,214	$24,534	$(14,691)	$200,057

	For the Six Months Ended December 31, 2021
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$284,500	$10,682	$(2,972)	$292,210
Provision for credit losses	8,000	—	—	8,000
Non-interest income	31,123	29,560	(3,194)	57,489
Non-interest expense	125,174	40,927	4,349	170,450
Income before taxes	$182,449	$(685)	$(10,515)	$171,249

	As of December 31, 2022
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$61,952	$—	$97,673
Total Assets	$17,893,083	$805,243	$42,709	$18,741,035

	As of June 30, 2022
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$59,953	$—	$95,674
Total Assets	$16,002,714	$1,328,558	$69,893	$17,401,165
Revenue Information. The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606 for the periods indicated. For further information of the Company’s recognition of revenue and Topic 606 see Note 1—“Organizations and Summary of Significant Accounting Policies” contained in the 2022 Form 10-K.

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2022	2021	2022	2021
Advisory fee income	$6,983	$8,035	$13,942	$13,339
Broker-dealer clearing fees	4,425	5,343	9,658	11,013
Deposit service fees	2,202	2,406	3,308	3,032
Card fees	2,144	957	2,933	1,964
Bankruptcy trustee and fiduciary service fees	2,167	1,068	2,940	1,848
Non-interest income (in-scope Topic 606)	17,921	17,809	32,781	31,196
Non-interest income (out-of-scope Topic 606)	10,408	12,978	22,756	26,293
Total non-interest income	$28,329	$30,787	$55,537	$57,489

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
Some matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, the Company’s financial prospects and other projections of our performance and asset quality, our ability to continue to grow profitably and increase our business, our ability to continue to diversify lending and deposit franchises, and the anticipated timing and financial performance of other offerings, initiatives, and acquisitions, expectations of the environment in which we operate and projections of future performance, including any future impacts of the coronavirus pandemic (“COVID-19”). Forward-looking statements are inherently unreliable and actual results may vary. Factors that could cause actual results to differ from these forward-looking statements include our ability to successfully integrate acquisitions and realize the anticipated benefits of the transactions, changes in the interest rate environment, inflation, government regulation, general economic conditions, including uncertainties surrounding the severity, duration, and effects of the COVID-19 pandemic, changes in the competitive marketplace, conditions in the real estate markets in which we operate, risks associated with credit quality, the outcome and effects of litigation and other risk factors discussed under the heading “Item 1A. Risk Factors” herein and in our 2022 Form 10-K, which has been filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.
General
Our Company is a diversified financial services company with approximately $18.7 billion in assets. Axos Bank (the “Bank”) provides consumer and business banking products through its online, low-cost distribution channels and affinity partners. Our Bank has deposit and loan customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and automobiles. Our Bank generates fee income from consumer and business products including fees from loans originated for sale, deposit account service fees as well as technology and payment transaction processing fees. Our securities products and services are offered through Axos Clearing LLC (“Axos Clearing”) and its business division Axos Advisor Services (“AAS”) and Axos Invest, Inc. (“Axos Invest”), which generate interest and fee income by providing comprehensive securities clearing and custody services to introducing broker-dealers and registered investment advisor correspondents and digital investment advisory services to retail investors, respectively. Axos Invest LLC is an introducing broker-dealer which supports direct trading and Axos Invest, Inc. Axos Financial, Inc.’s common stock is listed on the New York Stock Exchange and is a component of the Russell 2000® Index, the KBW Nasdaq Financial Technology Index, the S&P SmallCap 600® Index, the KBW Nasdaq Financial Technology Index, and the Travillian Tech-Forward Bank Index.

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

USE OF NON-GAAP FINANCIAL MEASURES
In addition to the results presented in accordance with GAAP, this report includes the non-GAAP financial measures adjusted earnings, adjusted earnings per common share, and tangible book value per common share. Non-GAAP financial measures have inherent limitations, may not be comparable to similarly titled measures used by other companies and are not audited. Readers should be aware of these limitations and should be cautious as to their reliance on such measures. As noted below with respect to each measure, we believe the non-GAAP financial measures disclosed in this report enhance investors’ understanding of our business and performance, and our management uses these non-GAAP measures when it internally evaluates the performance of our business and makes operating decisions. However, these non-GAAP measures should not be considered in isolation, or as a substitute for GAAP basis financial measures.
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
Below is a reconciliation of net income, the nearest compatible GAAP measure, to adjusted earnings and adjusted EPS (Non-GAAP) for the periods shown:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except per share amounts)	2022	2021	2022	2021
Net income	$81,552	$60,787	$139,959	$120,997
Acquisition-related costs	2,590	3,026	5,324	5,872
Other costs	—	—	16,000	—
Tax effects of adjustments	(788)	(896)	(6,406)	(1,723)
Adjusted earnings (Non-GAAP)	$83,354	$62,917	$154,877	$125,146
Adjusted EPS (Non-GAAP)	$1.38	$1.04	$2.56	$2.06
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
Below is a reconciliation of total stockholders’ equity, the nearest compatible GAAP measure, to tangible book value (Non-GAAP) as of the dates indicated:

	December 31,
(Dollars in thousands)	2022	2021
Common stockholders’ equity	$1,787,559	$1,523,157
Less: mortgage servicing rights, carried at fair value	25,526	20,110
Less: goodwill and other intangible assets	157,585	161,954
Tangible common stockholders’ equity (Non-GAAP)	$1,604,448	$1,341,093
Common shares outstanding at end of period	60,000,079	59,498,575
Tangible book value per common share (Non-GAAP)	$26.74	$22.54

SELECTED FINANCIAL DATA
The following tables set forth certain selected financial data concerning the periods indicated:
AXOS FINANCIAL, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands)	December 31, 2022	June 30, 2022	December 31, 2021
Selected Balance Sheet Data:
Total assets	$18,741,035	$17,401,165	$15,547,947
Loans—net of allowance for credit losses	15,473,212	14,091,061	12,607,179
Loans held for sale, carried at fair value	4,292	4,973	27,428
Loans held for sale, lower of cost or fair value	455	10,938	11,446
Allowance for credit losses - loans	157,218	148,617	140,489
Securities—trading	372	1,758	1,223
Securities—available-for-sale	248,062	262,518	139,581
Securities borrowed	58,846	338,980	534,243
Customer, broker-dealer and clearing receivables	272,579	417,417	429,634
Total deposits	15,690,494	13,946,422	12,269,172
Advances from the FHLB	100,000	117,500	157,500
Borrowings, subordinated debentures and other borrowings	334,077	445,244	260,435
Securities loaned	156,008	474,400	578,762
Customer, broker-dealer and clearing payables	420,947	511,654	528,796
Total stockholders’ equity	1,787,559	1,642,973	1,523,157

Capital Ratios:
Equity to assets at end of period	9.54%	9.44%	9.80%
Axos Financial, Inc.:
Tier 1 leverage (to adjusted average assets)	9.06%	9.25%	9.42%
Common equity tier 1 capital (to risk-weighted assets)	10.55%	9.86%	10.08%
Tier 1 capital (to risk-weighted assets)	10.55%	9.86%	10.08%
Total capital (to risk-weighted assets)	13.49%	12.73%	12.16%
Axos Bank:
Tier 1 leverage (to adjusted average assets)	10.05%	10.65%	10.13%
Common equity tier 1 capital (to risk-weighted assets)	11.28%	11.24%	10.91%
Tier 1 capital (to risk-weighted assets)	11.28%	11.24%	10.91%
Total capital (to risk-weighted assets)	12.13%	12.01%	11.73%
Axos Clearing LLC:
Net capital	$60,334	$38,915	$39,453
Excess capital	$55,977	$32,665	$32,171
Net capital as a percentage of aggregate debit items	27.69%	12.45%	10.84%
Net capital in excess of 5% aggregate debit items	$49,441	$23,290	$21,249

AXOS FINANCIAL, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	At or for the Three Months Ended		At or for the Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Selected Income Statement Data:
Interest and dividend income	$279,588	$157,076	$503,374	$315,386
Interest expense	79,678	11,508	122,989	23,176
Net interest income	199,910	145,568	380,385	292,210
Provision for credit losses	3,500	4,000	12,250	8,000
Net interest income after provision for credit losses	196,410	141,568	368,135	284,210
Non-interest income	28,329	30,787	55,537	57,489
Non-interest expense	107,528	86,019	223,615	170,450
Income before income tax expense	117,211	86,336	200,057	171,249
Income tax expense	35,659	25,549	60,098	50,252
Net income	$81,552	$60,787	$139,959	$120,997

Per Common Share Data:
Net income:
Basic	$1.36	$1.02	$2.34	$2.04
Diluted	$1.35	$1.00	$2.31	$1.99
Adjusted earnings per common share (Non-GAAP)[1]	$1.38	$1.04	$2.56	$2.06
Book value per common share	$29.79	$25.60	$29.79	$25.60
Tangible book value per common share (Non-GAAP)[1]	$26.74	$22.54	$26.74	$22.54

Weighted average number of common shares outstanding:
Basic	59,999,573	59,496,489	59,927,078	59,443,667
Diluted	60,514,635	60,755,981	60,540,353	60,749,383
Common shares outstanding at end of period	60,000,079	59,498,575	60,000,079	59,498,575
Common shares issued at end of period	69,153,591	68,376,837	69,153,591	68,376,837

Performance Ratios and Other Data:
Loan originations for investment	$2,013,576	$2,525,871	$4,499,800	$4,618,150
Loan originations for sale	$43,227	$193,320	$113,300	$403,287
Return on average assets	1.77%	1.63%	1.55%	1.65%
Return on average common stockholders’ equity	18.71%	16.29%	16.35%	16.51%
Interest rate spread[2]	3.64%	3.90%	3.63%	3.97%
Net interest margin[3]	4.49%	4.10%	4.38%	4.16%
Net interest margin[3] – Banking Business Segment	4.65%	4.30%	4.58%	4.39%
Efficiency ratio[4]	47.11%	48.78%	51.30%	48.74%
Efficiency ratio[4] – Banking Business Segment	46.05%	39.39%	49.33%	39.66%

Asset Quality Ratios:
Net annualized charge-offs to average loans	0.05%	0.01%	0.05%	0.01%
Non-performing loans and leases to total loans	0.61%	1.14%	0.61%	1.14%
Non-performing assets to total assets	0.54%	0.94%	0.54%	0.94%
Allowance for credit losses - loans to total loans held for investment	1.00%	1.10%	1.00%	1.10%
Allowance for credit losses - loans to non-performing loans	165.51%	96.27%	165.51%	96.27%
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

RESULTS OF OPERATIONS
Comparison of the Three and Six Months Ended December 31, 2022 and 2021
For the three months ended December 31, 2022, we had net income of $81.6 million, or $1.35 per diluted share, compared to net income of $60.8 million, or $1.00 per diluted share, for the three months ended December 31, 2021. For the six months ended December 31, 2022, we had net income of $140.0 million, or $2.31 per diluted share, compared to net income of $121.0 million, or $1.99 per diluted share for the six months ended December 31, 2021.
Net Interest Income
Net interest income for the three and six months ended December 31, 2022 totaled $199.9 million and $380.4 million, an increase of 37.3% and 30.2%, compared to net interest income of $145.6 million and $292.2 million for the three and six months ended December 31, 2021, respectively. The increase for the three and six months was primarily due to higher average balances and rates earned in the loan portfolio, partially offset by higher rates paid on deposits.
Total interest and dividend income during the three and six months ended December 31, 2022 increased 78.0% to $279.6 million and 59.6% to $503.4 million, compared to $157.1 million and $315.4 million during the three and six months ended December 31, 2021, respectively. The increase in interest and dividend income for the three and six months ended December 31, 2022 was primarily attributable to higher average balances and rates earned in the loan portfolio and higher rates on deposits placed with other financial institutions.
Total interest expense was $79.7 million for the three months ended December 31, 2022, an increase of $68.2 million or 592.4% as compared with the three months ended December 31, 2021. Total interest expense was $123.0 million for the six months ended December 31, 2022, an increase of $99.8 million or 430.7% as compared with the six months ended December 31, 2021. The increase for the three and six months ended December 31, 2022 was primarily attributable to higher rates paid on deposits, as deposit rates continue to increase across the industry. Also contributing to the increase was higher interest expense on advances from the Federal Home Loan Bank (“FHLB”) and other borrowings, which for the three months ended December 31, 2022 was primarily attributable to higher balances of other borrowings and higher rates paid on both FHLB advances and other borrowings, and for the six months ended December 31, 2022, the increase was attributable to higher average balances and higher rates on both FHLB advances and other borrowings.
Net interest margin, defined as annualized net interest income divided by average earning assets, increased 39 basis points to 4.49% for the three months ended December 31, 2022 from 4.10% for the three months ended December 31, 2021, and increased 22 basis points to 4.38% for the six months ended December 31, 2022 from 4.16% for the six months ended December 31, 2021. During the three and six months ended December 31, 2022, the primary contributor to the 39 and 22 basis point increases, respectively, was the increase in interest-earning balances and rates, primarily loans, outpacing the increased cost of our deposits and other funding liabilities.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following tables present information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin:

	For the Three Months Ended
	December 31,
	2022			2021
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$15,452,232	$255,661	6.62%	$12,116,565	$149,469	4.93%
Interest-earning deposits in other financial institutions	1,664,408	15,614	3.75%	1,247,675	642	0.21%
Mortgage-backed and other investment securities[4]	257,133	3,578	5.57%	139,711	1,338	3.83%
Securities borrowed and margin lending[5]	409,543	4,321	4.22%	686,920	5,366	3.12%
Stock of the regulatory agencies	18,685	414	8.86%	20,519	261	5.11%
Total interest-earning assets	17,802,001	279,588	6.28%	14,211,390	157,076	4.42%
Non-interest-earning assets	678,531			676,030
Total assets	$18,480,532			$14,887,420
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$9,951,529	$65,028	2.61%	$6,587,348	$4,299	0.26%
Time deposits	1,146,877	6,320	2.20%	1,333,848	3,506	1.05%
Securities loaned	289,782	1,067	1.47%	439,035	218	0.20%
Advances from the FHLB	290,918	2,504	3.44%	272,033	973	1.43%
Borrowings, subordinated notes and debentures	375,331	4,759	5.07%	262,781	2,512	3.82%
Total interest-bearing liabilities	12,054,437	79,678	2.64%	8,895,045	11,508	0.52%
Non-interest-bearing demand deposits	3,941,751			3,734,029
Other non-interest-bearing liabilities	741,066			765,946
Stockholders’ equity	1,743,278			1,492,400
Total liabilities and stockholders’ equity	$18,480,532			$14,887,420
Net interest income		$199,910			$145,568
Interest rate spread[6]			3.64%			3.90%
Net interest margin[7]			4.49%			4.10%
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
7Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

	For the Six Months Ended
	December 31,
	2022			2021
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$15,107,071	$463,999	6.14%	$11,889,439	$298,645	5.02%
Interest-earning deposits in other financial institutions	1,449,814	22,961	3.17%	1,205,409	1,233	0.20%
Mortgage-backed and other investment securities[4]	260,102	6,876	5.29%	148,000	2,759	3.73%
Securities borrowed and margin lending[5]	537,404	8,705	3.24%	795,231	12,217	3.07%
Stock of the regulatory agencies	23,483	833	7.09%	20,607	532	5.17%
Total interest-earning assets	17,377,874	503,374	5.79%	14,058,686	315,386	4.49%
Non-interest-earning assets	683,127			587,794
Total assets	$18,061,001			$14,646,480
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$8,851,092	$92,737	2.10%	$6,568,907	$7,866	0.24%
Time deposits	1,151,797	11,116	1.93%	1,348,454	7,651	1.13%
Securities loaned	414,362	2,010	0.97%	549,538	469	0.17%
Advances from the FHLB	585,633	7,667	2.62%	283,717	1,989	1.40%
Borrowings, subordinated notes and debentures	377,650	9,459	5.01%	249,170	5,201	4.17%
Total interest-bearing liabilities	11,380,534	122,989	2.16%	8,999,786	23,176	0.52%
Non-interest-bearing demand deposits	4,213,995			3,431,150
Other non-interest-bearing liabilities	754,079			749,781
Stockholders’ equity	1,712,393			1,465,763
Total liabilities and stockholders’ equity	$18,061,001			$14,646,480
Net interest income		$380,385			$292,210
Interest rate spread[6]			3.63%			3.97%
Net interest margin[7]			4.38%			4.16%
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

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
	2022 vs 2021			2022 vs 2021
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
Increase / (decrease) in interest income:
Loans	$47,298	$58,894	$106,192	$90,635	$74,719	$165,354
Interest-earning deposits in other financial institutions	291	14,681	14,972	292	21,436	21,728
Mortgage-backed and other investment securities	1,454	787	2,241	2,654	1,464	4,118
Securities borrowed and margin lending	(2,575)	1,530	(1,045)	(4,154)	642	(3,512)
Stock of the regulatory agencies	(25)	177	152	82	218	300
	$46,443	$76,069	$122,512	$89,509	$98,479	$187,988
Increase / (decrease) in interest expense:
Interest-bearing demand and savings	$3,248	$57,481	$60,729	$3,642	$81,229	$84,871
Time deposits	(551)	3,365	2,814	(1,251)	4,716	3,465
Securities loaned	(99)	948	849	(142)	1,683	1,541
Advances from the FHLB	73	1,458	1,531	3,121	2,557	5,678
Borrowings, subordinated notes and debentures	1,274	973	2,247	3,062	1,196	4,258
	$3,945	$64,225	$68,170	$8,432	$91,381	$99,813

Provision for Credit Losses
The provision for credit losses was $3.5 million for the three months ended December 31, 2022 compared to $4.0 million for the three months ended December 31, 2021. The provision for credit losses was $12.3 million for the six months ended December 31, 2022 compared to $8.0 million for the six months ended December 31, 2021. The provision for credit losses for the three and six months ended December 31, 2022 were primarily due to growth in the loan portfolio and changes in loan product mix. Provisions for credit losses are charged to income to bring the allowance for credit losses - loans to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Asset Quality and Allowance for Credit Losses - Loans.”

Non-Interest Income
The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
(Dollars in thousands)	2022	2021	Inc (Dec)	2022	2021	Inc (Dec)
Broker-dealer fee income	$9,812	$6,332	$3,480	$18,990	$12,794	$6,196
Advisory fee income	6,983	8,035	(1,052)	13,942	13,339	603
Banking and service fees	10,143	8,486	1,657	16,657	15,166	1,491
Mortgage banking income	641	4,640	(3,999)	4,006	9,910	(5,904)
Prepayment penalty fee income	750	3,294	(2,544)	1,942	6,280	(4,338)
Total non-interest income	$28,329	$30,787	$(2,458)	$55,537	$57,489	$(1,952)
Non-interest income decreased $2.5 million to $28.3 million for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The decrease was primarily the result of lower mortgage banking income as higher mortgage rates contributed to lower originations, and the impact of changes in the fair value of our MSRs. Also contributing to the decrease was lower prepayment penalty fee income due to slower prepayments and a decrease in advisory fee income primarily due to lower average assets under custody. These decreases were partially offset by an increase in broker-dealer fee income from higher rates earned on cash sorting balances placed at non-affiliated banks and higher banking and service fees.
Non-interest income decreased $2.0 million to $55.5 million for the six months ended December 31, 2022 compared to the six months ended December 31, 2021. The decrease was primarily the result of lower mortgage banking income as higher mortgage rates contributed to lower originations, and the impact of changes in the fair value of our MSRs. Also contributing to the decrease was lower prepayment penalty fee income due to slower prepayments. Partially offsetting these decreases were higher broker-dealer fee income from higher rates earned on cash sorting balances placed at non-affiliated banks, higher banking and service fees as well as higher advisory fee income as incremental revenues from the AAS acquisition were partially offset by lower average assets under custody.
Non-Interest Expense
    The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
(Dollars in thousands)	2022	2021	Inc (Dec)	2022	2021	Inc (Dec)
Salaries and related costs	$49,720	$39,979	$9,741	$96,716	$80,716	$16,000
Data processing	14,632	12,199	2,433	28,654	24,291	4,363
Depreciation and amortization	5,957	6,785	(828)	12,051	12,513	(462)
Advertising and promotional	10,899	3,402	7,497	17,269	6,774	10,495
Professional services	8,455	5,943	2,512	16,542	10,488	6,054
Occupancy and equipment	3,683	3,342	341	7,737	6,523	1,214
FDIC and regulatory fees	3,569	2,475	1,094	7,304	4,741	2,563
Broker-dealer clearing charges	3,739	3,678	61	6,568	7,683	(1,115)
General and administrative expense	6,874	8,216	(1,342)	30,774	16,721	14,053
Total non-interest expenses	$107,528	$86,019	$21,509	$223,615	$170,450	$53,165
Non-interest expense was $107.5 million for the three months ended December 31, 2022, compared to $86.0 million for the three months ended December 31, 2021. Non-interest expense was $223.6 million for the six months ended December 31, 2022, up from $170.5 million for the six months ended December 31, 2021. The increases for the three and six months ended December 31, 2022 were primarily due to higher salaries and related costs, advertising and promotional expenses, professional services, and for the six months ended December 31, 2022, higher other general and administrative expenses.
Total salaries and related costs increased $9.7 million to $49.7 million for the three months ended December 31, 2022 compared to $40.0 million for the three months ended December 31, 2021 and increased $16.0 million to $96.7 million for the six months ended December 31, 2022 compared to $80.7 million for the six months ended December 31, 2021. The increases in compensation expense for the three and six months ended December 31, 2022 were primarily due to increased headcount as well as an increase in salaries. Our headcount increased to 1,447 from 1,280, or 13% between December 31, 2022 and 2021.

Data processing expense increased $2.4 million for the three months ended December 31, 2022 compared to the three months ended December 31, 2021, and increased $4.4 million for the six months ended December 31, 2022 compared to the six month period ended December 31, 2021, primarily due to enhancements to customer interfaces and the Company’s processing systems.
Depreciation and amortization expense decreased $0.8 million and $0.5 million for the three and six months ended December 31, 2022, compared to the three and six months ended December 31, 2021, respectively. The decreases for the three and six months ended December 31, 2022 were primarily due to certain capitalized software becoming fully depreciated, and for the six months ended December 31, 2022, the decrease was partially offset by incremental amortization of intangibles as a result of the AAS acquisition.
Advertising and promotional expense increased $7.5 million and $10.5 million for the three and six months ended December 31, 2022, compared to the three and six months ended December 31, 2021, respectively. The increase was primarily due to increased lead generation and deposit marketing costs.
Professional services expense increased $2.5 million and $6.1 million for the three and six months ended December 31, 2022, compared to the three and six months ended December 31, 2021, respectively. The increase for the three and six months ended December 31, 2022 was primarily due to higher consulting expenses supporting technology investments and for the six months ended December 31, 2022, the increase was also attributable to higher legal expenses related to litigation.
Occupancy and equipment expense increased by $0.3 million and $1.2 million for the three and six months ended December 31, 2022 compared to the three and six months ended December 31, 2021, respectively. The increases for the three and six months ended December 31, 2022 were primarily due to growth in our office footprint and annual increases on our existing office space.

Our cost of FDIC and regulatory fees increased by $1.1 million and $2.6 million for the three and six months ended December 31, 2022, compared to the three and six months ended December 31, 2021, respectively. The changes were due to balance sheet growth and changes in product mix at the Bank. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.
Broker-dealer clearing charges for the three months ended December 31, 2022 were relatively unchanged from the three months ended December 31, 2021. Broker-dealer clearing charges decreased $1.1 million for the six months ended December 31, 2022 compared to the six months ended December 31, 2021, primarily due to reduced customer trading activity.
General and administrative costs decreased by $1.3 million and increased by $14.1 million for the three and six months ended December 31, 2022, compared to the three and six months ended December 31, 2021, respectively. The decrease for the three months ended December 31, 2022 was primarily due to a net benefit for credit losses for unfunded commitments in the three months ended December 31, 2022 compared to a net provision for the three months ended December 31, 2021. The increase for the six months ended December 31, 2022 was primarily attributable to a $16.0 million accrual in the first quarter of 2023 as a result of an adverse legal judgement that has not been finalized, partially offset by a net benefit for credit losses for unfunded commitments in the six months ended December 31, 2022 compared to a net provision for the six months ended December 31, 2021.
Provision for Income Taxes
Income tax expense was $35.7 million for the three months ended December 31, 2022 compared to $25.5 million for the three months ended December 31, 2021 and $60.1 million for the six months ended December 31, 2022 compared to $50.3 million for the six months ended December 31, 2021. Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended December 31, 2022 and 2021 were 30.42% and 29.59%, respectively. Our effective income tax rates for the six months ended December 31, 2022 and 2021 were 30.04% and 29.34%, respectively.
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

	For the Three Months Ended December 31, 2022
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$198,545	$4,876	$(3,511)	$199,910
Provision for credit losses	3,500	—	—	3,500
Non-interest income	10,557	36,004	(18,232)	28,329
Non-interest expense	96,284	25,271	(14,027)	107,528
Income before taxes	$109,318	$15,609	$(7,716)	$117,211

	For the Three Months Ended December 31, 2021
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$142,259	$4,506	$(1,197)	$145,568
Provision for credit losses	4,000	—	—	4,000
Non-interest income	16,295	16,454	(1,962)	30,787
Non-interest expense	62,449	21,654	1,916	86,019
Income before taxes	$92,105	$(694)	$(5,075)	$86,336

	For the Six Months Ended December 31, 2022
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$378,275	$9,151	$(7,041)	$380,385
Provision for credit losses	12,250	—	—	12,250
Non-interest income	21,269	65,169	(30,901)	55,537
Non-interest expense	197,080	49,786	(23,251)	223,615
Income before taxes	$190,214	$24,534	$(14,691)	$200,057

	For the Six Months Ended December 31, 2021
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$284,500	$10,682	$(2,972)	$292,210
Provision for credit losses	8,000	—	—	8,000
Non-interest income	31,123	29,560	(3,194)	57,489
Non-interest expense	125,174	40,927	4,349	170,450
Income before taxes	$182,449	$(685)	$(10,515)	$171,249
Banking Business
For the three months ended December 31, 2022, our Banking Business segment had income before taxes of $109 million compared to income before taxes of $92.1 million for the three months ended December 31, 2021. For the six months ended December 31, 2022, the Banking Business segment had income before taxes of $190 million compared to income before taxes of $182.4 million for the six months ended December 31, 2021. For the three and six months ended December 31, 2022, the increase in income before taxes compared to the three and six months ended December 31, 2021, was mainly due to an increase in net interest income, partially offset by higher non-interest expense and lower non-interest income.

We consider the ratios shown in the table below to be key indicators of the performance of our Banking Business segment:

	At or for the Three Months Ended		At or for the Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Efficiency ratio	46.05%	39.39%	49.33%	39.66%
Return on average assets	1.75%	1.92%	1.57%	1.92%
Interest rate spread	3.81%	4.14%	3.84%	4.23%
Net interest margin	4.65%	4.30%	4.58%	4.39%
Our Banking Business segment’s net interest margin exceeds our consolidated net interest margin. Our consolidated net interest margin includes certain items that are not reflected in the calculation of our net interest margin within our Banking Business and reduce our consolidated net interest margin, such as the borrowing costs at Axos Financial, Inc. and the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in our Securities Business, including items related to borrowings that particularly decrease net interest margin.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following tables present our Banking Business segment’s information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin:

	For the Three Months Ended
	December 31,
	2022			2021
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$15,429,873	$255,309	6.62%	$12,076,831	$148,960	4.93%
Interest-earning deposits in other financial institutions	1,362,744	13,126	3.85%	963,533	376	0.16%
Mortgage-backed and other investment securities[4]	264,673	3,615	5.46%	163,417	1,458	3.57%
Stock of the regulatory agencies	18,685	411	8.80%	17,402	260	5.98%
Total interest-earning assets	17,075,975	272,461	6.38%	13,221,183	151,054	4.57%
Non-interest-earning assets	341,701			301,502
Total assets	$17,417,676			$13,522,685
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$10,045,861	$65,093	2.59%	$6,619,803	$4,316	0.26%
Time deposits	1,146,877	6,321	2.20%	1,333,848	3,506	1.05%
Advances from the FHLB	290,918	2,504	3.44%	272,033	973	1.43%
Borrowings, subordinated notes and debentures	33	—	—%	261	—	—%
Total interest-bearing liabilities	11,483,689	73,918	2.57%	8,225,945	8,795	0.43%
Non-interest-bearing demand deposits	4,001,370			3,784,965
Other non-interest-bearing liabilities	198,916			131,229
Stockholders’ equity	1,733,701			1,380,546
Total liabilities and stockholders’ equity	$17,417,676			$13,522,685
Net interest income		$198,543			$142,259
Interest rate spread[5]			3.81%			4.14%
Net interest margin[6]			4.65%			4.30%
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
6Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

	For the Six Months Ended
	December 31,
	2022			2021
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$15,082,455	$463,319	6.14%	$11,849,452	$297,803	5.03%
Interest-earning deposits in other financial institutions	1,145,975	18,757	3.27%	921,695	713	0.15%
Mortgage-backed and other investment securities[4]	270,324	6,986	5.17%	171,981	3,004	3.49%
Stock of the regulatory agencies	23,483	829	7.06%	17,613	530	6.02%
Total interest-earning assets	16,522,237	489,891	5.93%	12,960,741	302,050	4.66%
Non-interest-earning assets	327,034			294,156
Total assets	$16,849,271			$13,254,897
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$8,927,706	$92,833	2.08%	$6,617,301	$7,910	0.24%
Time deposits	1,151,797	11,116	1.93%	1,348,454	7,651	1.13%
Advances from the FHLB	585,633	7,667	2.62%	283,717	1,989	1.40%
Borrowings, subordinated notes and debentures	27	—	—%	152	—	—%
Total interest-bearing liabilities	10,665,163	111,616	2.09%	8,249,624	17,550	0.43%
Non-interest-bearing demand deposits	4,292,481			3,511,837
Other non-interest-bearing liabilities	192,094			141,222
Stockholders’ equity	1,699,533			1,352,214
Total liabilities and stockholders’ equity	$16,849,271			$13,254,897
Net interest income		$378,275			$284,500
Interest rate spread[5]			3.84%			4.23%
Net interest margin[6]			4.58%			4.39%
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

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
	2022 vs 2021			2022 vs 2021
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
Increase / (decrease) in interest income:
Loans	$47,590	$58,759	$106,349	$91,506	$74,010	$165,516
Interest-earning deposits in other financial institutions	225	12,525	12,750	208	17,836	18,044
Mortgage-backed and other investment securities	1,163	994	2,157	2,162	1,820	3,982
Stock of the regulatory agencies, at cost	20	131	151	197	102	299
	$48,998	$72,409	$121,407	$94,073	$93,768	$187,841
Increase / (decrease) in interest expense:
Interest-bearing demand and savings	$3,318	$57,459	$60,777	$3,698	$81,225	$84,923
Time deposits	(551)	3,366	2,815	(1,251)	4,716	3,465
Advances from the FHLB	73	1,458	1,531	3,121	2,557	5,678
	$2,840	$62,283	$65,123	$5,568	$88,498	$94,066
The Banking Business segment’s net interest income for the three and six months ended December 31, 2022 totaled $198.5 million and $378.3 million, an increase of 39.6% and an increase of 33.0%, compared to net interest income of $142.3 million and $284.5 million for the three and six months ended December 31, 2021, respectively. The increase for the three and six months ended December 31, 2022 was primarily due to higher average balances and rates earned in the loan portfolio, higher rates on deposits placed with other financial institutions and a higher average balance of non-interest bearing deposits, partially offset by higher rates paid on deposits.
The Banking Business segment’s non-interest income decreased $5.7 million to $10.6 million and decreased $9.9 million to $21.3 million for the three and six months ended December 31, 2022 compared to the three and six months ended December 31, 2021, respectively. The decreases for the three and six months ended December 31, 2022 compared to the three and six months ended December 31, 2021, were mainly the result of lower mortgage banking income and prepayment penalty fee income as higher mortgage rates contributed to lower originations and a reduction in the fair value of our MSRs, and slower prepayments, respectively.
The Banking Business segment’s non-interest expense for the three and six months ended December 31, 2022 increased $33.8 million and $71.9 million, respectively, compared to the three and six months ended December 31, 2021. For the three and six months ended December 31, 2022 the increases compared to the three and six months ended December 31, 2021, were primarily due to higher advertising and promotional expenses, primarily due to amounts paid to our Securities Business segment for non-interest bearing deposits, higher salaries and related costs as a result of higher headcount and an increase in salaries, and for the six months ended December 31, 2022, a $16.0 million accrual in the first quarter of 2023 as a result of an adverse legal judgement that has not been finalized.

Securities Business
For the three months ended December 31, 2022, our Securities Business segment had income before taxes of $15.6 million compared to a loss before taxes of $0.7 million for the three months ended December 31, 2021. For the six months ended December 31, 2022, our Securities Business segment had income before taxes of $24.5 million compared to a loss before taxes of $0.7 million for the six months ended December 31, 2021. The increases for both the three and six months ended December 31, 2022 compared to the three and six months ended December 31, 2021 was primarily the result of higher non-interest income, partially offset by higher non-interest expense.
Net interest income for the three months ended December 31, 2022, increased $0.4 million to $4.9 million compared to $4.5 million for the three months ended December 31, 2021 primarily as a result of higher cash deposit balances and rates. Net interest income for the six months ended December 31, 2022 decreased $1.5 million to $9.2 million compared to $10.7 million for the six months ended December 31, 2021 primarily as a result of lower securities lending activity, partially offset by higher cash deposit balances and rates.
Non-interest income for the three months ended December 31, 2022, increased $19.6 million to $36.0 million compared to $16.5 million for the three months ended December 31, 2021. Non-interest income for the six months ended December 31, 2022 increased $35.6 million to $65.2 million compared to $29.6 million for the six months ended December 31, 2021. The increases were primarily a result of an increase in fees earned on FDIC-insured bank deposits, including amounts received from our Banking Business segment.
Non-interest expense for the three months ended December 31, 2022 increased $3.6 million to $25.3 million compared to $21.7 million for the three months ended December 31, 2021. Non-interest expense for the six months ended December 31, 2022 increased $8.9 million to $49.8 million compared to $40.9 million for the six months ended December 31, 2021. The increases were primarily due to higher headcount and an increase in salaries, and for the six months ended December 31, 2022 the increase was also attributable to higher professional services expense.
The following table provides selected information for Axos Clearing LLC as of each period indicated:

(Dollars in thousands)	December 31, 2022	June 30, 2022
FDIC insured deposit program balances at banks	$2,353,167	$3,452,358
Customer margin balances	$206,776	$285,894
Cash reserves for the benefit of customers	$196,910	$372,112
Securities lending:
Interest-earning assets – securities borrowed	$58,846	$338,980
Interest-bearing liabilities – securities loaned	$156,008	$474,400
FINANCIAL CONDITION
Balance Sheet Analysis
Our total assets increased $1.3 billion, or 7.7%, to $18.7 billion, as of December 31, 2022, up from $17.4 billion at June 30, 2022. The increase in total assets was primarily due to a $1.4 billion increase in loans. Total liabilities increased $1.2 billion, primarily due to a $1.7 billion increase in deposits, partially offset by a $0.3 billion decrease in securities loaned.

Loans
Net loans held for investment increased 9.8% to $15.5 billion at December 31, 2022 from $14.1 billion at June 30, 2022 primarily due to loan originations of $4.5 billion, partially offset by repayments and other changes of $3.1 billion.
The following table sets forth the composition of the loan portfolio as of the dates indicated:

	December 31, 2022		June 30, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single Family - Mortgage & Warehouse	$3,988,955	25.5%	$3,988,462	28.0%
Multifamily and Commercial Mortgage	3,050,128	19.5%	2,877,680	20.2%
Commercial Real Estate	5,762,049	36.9%	4,781,044	33.5%
Commercial & Industrial - Non-RE	2,208,945	14.1%	2,028,128	14.2%
Auto & Consumer	632,183	4.0%	567,228	4.0%
Other	7,234	—%	11,134	0.1%
Total gross loans	15,649,494	100.0%	14,253,676	100.0%
Allowance for credit losses - loans	(157,218)		(148,617)
Unaccreted discounts and loan fees	(19,064)		(13,998)
Total net loans	$15,473,212		$14,091,061
The Bank originates some single family interest only loans with terms that include repayments that are less than the repayments for fully amortizing loans. The Bank’s lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at loan-to-values (“LTVs”) that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Bank monitors and performs reviews of interest only loans as part of its loan portfolio management process. Adverse trends reflected in the Company’s delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of December 31, 2022, the Company had $1.3 billion of interest only mortgage loans with a weighted average LTV of 58.5%.
Asset Quality and Allowance for Credit Losses - Loans
Non-performing Assets
Non-performing loans are comprised of those past due 90 days or more and other nonaccrual loans. Non-performing assets include non-performing loans plus other real estate owned and repossessed vehicles. At December 31, 2022, our non-performing loans totaled $95.0 million, or 0.61% of total gross loans and our total non-performing assets totaled $100.8 million, or 0.54% of total assets.
Non-performing loans and foreclosed assets or “non-performing assets” consisted of the following as of the dates indicated:

(Dollars in thousands)	December 31, 2022	June 30, 2022	Inc (Dec)
Non-performing assets:
Non-accrual loans:
Single Family - Mortgage & Warehouse	$39,043	$66,424	$(27,381)
Multifamily and Commercial Mortgage	35,275	33,410	1,865
Commercial Real Estate	14,852	14,852	—
Commercial & Industrial - Non-RE	2,989	2,989	—
Auto & Consumer	1,447	439	1,008
Other	1,382	80	1,302
Total non-performing loans	94,988	118,194	(23,206)
Foreclosed real estate	4,383	—	4,383
Repossessed—Autos	1,421	798	623
Total non-performing assets	$100,792	$118,992	$(18,200)
Total non-performing loans as a percentage of total loans	0.61%	0.83%	(0.22)%
Total non-performing assets as a percentage of total assets	0.54%	0.68%	(0.14)%

Total non-performing assets decreased from $119.0 million at June 30, 2022 to $100.8 million at December 31, 2022. The decrease in non-performing assets was primarily attributable to a decrease in non-accrual single family mortgage loans, partially offset by an increase in other non-performing loans and foreclosed real estate. The weighted average LTV of the single family mortgage loans remaining on non-accrual at December 31, 2022 was 59.8%.
The Bank had no performing troubled debt restructurings as of December 31, 2022 and June 30, 2022. A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent or temporary modifications of principal and interest payments or an extension of maturity dates. When a loan is delinquent and classified as a troubled debt restructuring, no interest is accrued until the borrower demonstrates over time (typically six months) that it can make payments. When a loan is considered a troubled debt restructuring and is on nonaccrual, it is considered non-performing and included in the table above.
Management establishes an allowance for credit losses based upon its evaluation of the expected life-time credit losses related to the amortized cost basis of loans on the balance sheet. For additional information regarding the Company’s allowance for credit losses see Note 5 - Loans and Allowance for Credit Losses in the condensed consolidated financial statements. For a discussion of the provision for credit losses for the three and six months ended December 31, 2022, see “Results of Operations—Provision for Credit Losses.” We believe that the lower average LTV in the Bank’s mortgage loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks. We do not expect the resolution of the Bank’s existing other real estate owned and non-performing loans will have a significant adverse impact on our operating results.

Investment Securities
Total investment securities was $248.4 million as of December 31, 2022, compared with $264.3 million at June 30, 2022. During the six months ended December 31, 2022, we did not purchase any securities and received principal repayments of approximately $9.1 million in our available-for-sale portfolio. The remainder of the change for the available-for-sale portfolio is attributable to unrealized losses, accretion and other changes.
Deposits
Deposits increased by $1.7 billion, or 12.5%, to $15.7 billion at December 31, 2022, from $13.9 billion at June 30, 2022. Interest-bearing demand and savings increased $3.3 billion and time deposits increased $21.9 million. Non-interest bearing deposits decreased $1.6 billion, or 31.6%, to $3.4 billion at December 31, 2022, from $5.0 billion at June 30, 2022.
The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	December 31, 2022		June 30, 2022
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$3,442,148	—%	$5,033,970	—%
Interest bearing:
Demand	5,661,863	3.03%	3,611,889	0.61%
Savings	5,509,620	2.93%	4,245,555	0.95%
Total interest-bearing demand and savings	11,171,483	2.98%	7,857,444	0.79%
Time deposits:
$250 and under[2]	688,524	1.85%	651,392	1.22%
Greater than $250	388,339	3.50%	403,616	1.41%
Total time deposits	1,076,863	2.41%	1,055,008	1.25%
Total interest bearing[2]	12,248,346	2.93%	8,912,452	0.85%
Total deposits	$15,690,494	2.29%	$13,946,422	0.54%
1 Based on weighted-average stated interest rates at end of period.
2 The total interest bearing includes brokered deposits of $2,508.8 million and $1,032.7 million as of December 31, 2022 and June 30, 2022, respectively, of which $399.9 million and $250.0 million, respectively, are time deposits classified as $250 and under.

The following table sets forth the number of deposit accounts by type as of the date indicated:

	December 31, 2022	June 30, 2022	December 31, 2021
Non-interest bearing	43,747	42,372	39,698
Interest-bearing checking and savings accounts	365,714	344,593	342,127
Time deposits	7,475	8,734	10,234
Total number of accounts	416,936	395,699	392,059
Total deposits that exceeded the FDIC insurance limit of $250,000 at December 31, 2022 and June 30, 2022 were $2.0 billion and $2.3 billion, respectively. The maturities of certificates of deposit that exceeded the FDIC insurance limit of $250,000 at December 31, 2022 were as follows:

(Dollars in thousands)	December 31, 2022
3 months or less	$5,772
3 months to 6 months	1,829
6 months to 12 months	6,222
Over 12 months	11,780
Total	$25,603

Borrowings
The following table sets forth the composition of our borrowings and the interest rates at the dates indicated:

	December 31, 2022		June 30, 2022		December 31, 2021
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB Advances	$100,000	2.26%	$117,500	2.26%	$157,500	2.29%
Borrowings, subordinated notes and debentures	334,077	4.59%	445,244	3.86%	260,435	4.37%
Total borrowings	$434,077	4.05%	$562,744	3.53%	$417,935	3.59%

Weighted average cost of borrowings during the quarter	4.36%		2.85%		2.64%
Borrowings as a percent of total assets	2.32%		3.23%		2.69%
At December 31, 2022, total borrowings amounted to $434.1 million, down $128.7 million, or 22.9%, from June 30, 2022 and up $16.1 million or 3.9% from December 31, 2021. Borrowings as a percent of total assets were 2.32%, 3.23% and 2.69% at December 31, 2022, June 30, 2022 and December 31, 2021, respectively. Weighted average cost of borrowings during the quarter were 4.36%, 2.85% and 2.64% for the quarters ended December 31, 2022, June 30, 2022 and December 31, 2021, respectively.
We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the purchase of single family and multifamily mortgages and to provide us with interest rate risk protection should rates rise.
Stockholders’ Equity
Stockholders’ equity increased $144.6 million to $1,787.6 million at December 31, 2022 compared to $1,643.0 million at June 30, 2022. The increase was the result of net income for the six months ended December 31, 2022 of $140.0 million and stock compensation expense and restricted stock unit vesting which combined for an increase of $8.6 million, partially offset by a $4.0 million decrease in accumulated other comprehensive income, net of tax.
During the three and six months ended December 31, 2022, the Company did not repurchase any common stock shares. The Company has $52.8 million remaining under the Board authorized stock repurchase program as of December 31, 2022.

LIQUIDITY
Cash flow information is as follows:

	For the Six Months Ended
	December 31,
(Dollars in thousands)	2022	2021
Operating Activities	$177,076	$(72,501)
Investing Activities	$(1,411,404)	$(1,136,966)
Financing Activities	$1,612,142	$1,290,048
During the six months ended December 31, 2022, we had net cash inflows from operating activities of $177.1 million compared to outflows of $72.5 million for the six months ended December 31, 2021. Net operating cash inflows and outflows fluctuate primarily due to the timing of the following: originations of loans held for sale, proceeds from loan sales, securities borrowed and loaned, and customer, broker-dealer and clearing receivables and payables and changes in other assets and payables.
Net cash outflows from investing activities totaled $1,411.4 million for the six months ended December 31, 2022, while outflows totaled $1,132.7 million for the six months ended December 31, 2021. The increase in outflows was primarily due to lower principal repayments on loans held for investment, partially offset by lower loan originations.
Net cash inflows from financing activities totaled $1,612.1 million for the six months ended December 31, 2022, compared to net cash inflows from financing activities of $1,290.0 million for the six months ended December 31, 2021. The primary driver behind the increase in net cash inflows was a larger net increase in deposits for the six months ended December 31, 2022.
During the six months ended December 31, 2022, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At December 31, 2022, the Company had $2,250.4 million available immediately and $4,677.9 million available with additional collateral. At December 31, 2022, we also had three unsecured federal funds purchase lines with three different banks totaling $200 million, under which no borrowings were outstanding.
The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At December 31, 2022, the Bank did not have any borrowings outstanding and the amount available from this source was $2,880.6 million. The credit line is collateralized by consumer loans and mortgage-backed securities.
Axos Clearing has a total of $150 million in uncommitted secured lines of credit for borrowing as needed. As of December 31, 2022, there was no amount outstanding. These credit facilities bear interest at rates based on the Federal Funds rate and are due upon demand.
Axos Clearing has a $190 million committed unsecured line of credit available for limited purpose borrowing, which includes $100 million from Axos Financial, Inc. As of December 31, 2022, there was no amount outstanding on this credit facility after elimination of intercompany balances. This credit facility bears interest at rates based on the Federal Funds rate and is due upon demand.
We believe our liquidity sources to be stable and adequate for our anticipated needs and contingencies for the next 12 months and beyond. We believe we have the ability to increase our level of deposits and borrowings to address our liquidity needs for the foreseeable future.
OFF-BALANCE SHEET COMMITMENTS
At December 31, 2022, we had commitments to originate loans with an aggregate outstanding principal balance of $3,049.6 million, and commitments to sell loans with an aggregate outstanding principal balance of $4.6 million. We have no commitments to purchase loans, investment securities or any other unused lines of credit.
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

CAPITAL RESOURCES AND REQUIREMENTS
Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our results of operations or financial condition. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank to maintain minimum ratios of tier 1 capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. At December 31, 2022, our Company and Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since December 31, 2022 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Company and Bank both elected the five-year current expected credit losses (“CECL”) transition guidance for calculating regulatory capital and ratios and the December 31, 2022 and June 30, 2022 amounts reflect this election. This guidance allowed an entity to add back to regulatory capital 100% of the impact of the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through June 30, 2022. Beginning with fiscal year 2023, this cumulative amount is phased out of regulatory capital at 25% per year until it is 100% phased out of regulatory capital beginning in fiscal year 2026.

The Company’s and Bank’s estimated capital amounts, capital ratios and capital requirements under Basel III were as follows:

	Axos Financial, Inc.		Axos Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in millions)	December 31, 2022	June 30, 2022	December 31, 2022	June 30, 2022
Regulatory Capital:
Tier 1	$1,662	$1,522	$1,747	$1,615
Common equity tier 1	$1,662	$1,522	$1,747	$1,615
Total capital	$2,125	$1,966	$1,878	$1,726

Assets:
Average adjusted	$18,348	$16,461	$17,391	$15,165
Total risk-weighted	$15,751	$15,443	$15,487	$14,366

Regulatory Capital Ratios:
Tier 1 leverage (to adjusted average assets)	9.06%	9.25%	10.05%	10.65%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	10.55%	9.86%	11.28%	11.24%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	10.55%	9.86%	11.28%	11.24%	8.00%	6.00%
Total capital (to risk-weighted assets)	13.49%	12.73%	12.13%	12.01%	10.00%	8.00%
Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At December 31, 2022 and June 30, 2022, our Company and Bank were in compliance with the capital conservation buffer requirement, which sets the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums to 7.0%, 8.5% and 10.5%, respectively.
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
The net capital positions of Axos Clearing were as follows:

(Dollars in thousands)	December 31, 2022	June 30, 2022
Net capital	$60,334	$38,915
Excess Capital	$55,977	$32,665

Net capital as a percentage of aggregate debit items	27.69%	12.45%
Net capital in excess of 5% aggregate debit items	$49,441	$23,290
Axos Clearing, as a clearing broker, is subject to SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the benefit of customers. At December 31, 2022, the Company calculated a deposit requirement of $189.6 million and maintained a deposit of $182.3 million. On January 3, 2023, the Company made a deposit of $16.8 million.
Certain broker-dealers have chosen to maintain brokerage customer accounts at Axos Clearing. To allow these broker-dealers to classify their assets held by the Company as allowable assets in their computation of net capital, the Company computes a separate reserve requirement for Proprietary Accounts of Brokers (PAB). At December 31, 2022, the Company calculated a deposit requirement of $20.1 million and maintained a deposit of $14.3 million. On January 3, 2023, the Company made a withdrawal in the amount of $6.8 million.
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
Banking Business
The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at December 31, 2022 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	December 31, 2022
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$1,660,666	$—	$—	$—	$1,660,666
Securities	225,978	2,541	11,665	15,468	255,652
Stock of the FHLB, at cost	17,250	—	—	—	17,250
Loans—net of allowance for credit loss	10,178,099	1,263,731	3,987,822	178,500	15,608,152
Loans held for sale	4,747	—	—	—	4,747
Total interest-earning assets	12,086,740	1,266,272	3,999,487	193,968	17,546,467
Non-interest earning assets	—	—	—	—	346,616
Total assets	$12,086,740	$1,266,272	$3,999,487	$193,968	$17,893,083
Interest-bearing liabilities:
Interest-bearing deposits	$9,438,274	$2,621,885	$289,246	$972	$12,350,377
Advances from the FHLB	10,000	—	30,000	60,000	100,000
Total interest-bearing liabilities	9,448,274	2,621,885	319,246	60,972	12,450,377
Other non-interest-bearing liabilities	—	—	—	—	3,674,965
Stockholders’ equity	—	—	—	—	1,767,741
Total liabilities and equity	$9,448,274	$2,621,885	$319,246	$60,972	$17,893,083
Net interest rate sensitivity gap	$2,638,466	$(1,355,613)	$3,680,241	$132,996	$5,096,090
Cumulative gap	$2,638,466	$1,282,853	$4,963,094	$5,096,090	$5,096,090
Net interest rate sensitivity gap—as a % of total interest earning assets	15.04%	(7.73)%	20.97%	0.76%	29.04%
Cumulative gap—as % of total interest earning assets	15.04%	7.31%	28.29%	29.04%	29.04%

The above table provides an approximation of the projected re-pricing of assets and liabilities at December 31, 2022 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are based on historical experience. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience. Actual repayments of these instruments could vary substantially if future experience differs from our historic experience.
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
The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the future 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity, we assume no growth in the balance sheet other than for retained earnings:

	As of December 31, 2022
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$763,885	8.8%	$893,723	6.5%
Base	$701,953	—%	$839,332	—%
Down 200 basis points	$637,273	(9.2)%	$773,026	(7.9)%
We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We analyze the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the underlying interest rate curves.
The following table indicates the sensitivity of market value of equity to the interest rate movement described above:

	As of December 31, 2022
(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 200 basis points	$1,710,148	(5.8)%	9.9%
Up 100 basis points	$1,780,406	(2.0)%	10.2%
Base	$1,816,327	—%	10.3%
Down 100 basis points	$1,800,479	(0.9)%	10.1%
Down 200 basis points	$1,712,806	(5.7)%	9.5%
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

With respect to securities held, our interest rate risk is managed by setting and monitoring limits on the size and duration of positions and on the length of time securities can be held. Many of the interest rates on customer and correspondent margin loans are indexed and can vary daily. Our funding sources are generally short term with interest rates that can vary daily.
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
ITEM 4.CONTROLS AND PROCEDURES
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In addition, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022 (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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

ITEM 1A.RISK FACTORS
We face a variety of risks that are inherent in our business and our industry. These risks are described in more detail under Part 1, “Item 1A. Risk Factors” in our 2022 Form 10-K, as supplemented by the risks described below. We encourage you to read these factors in their entirety. Moreover, other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available.
Liquidity and access to adequate funding cannot be assured.

Liquidity is essential to our business and the inability to raise funds through deposits, borrowings, equity and debt offerings, or other sources could have a materially adverse effect on our liquidity. The Bank may become unable to meet the cash flow requirements of its customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Company specific factors such as a decline in our credit rating (for which a rating agency recently announced a review for downgrade), an increase in the cost of capital from financial capital markets, a decrease in business activity due to adverse regulatory action or other company specific event, or a decrease in depositor or investor confidence may impair our access to funding with acceptable terms adequate to finance our activities. General factors related to the financial services industry such as a severe disruption in financial markets, a decrease in industry expectations, or a decrease in business activity due to political or environmental events may impair our access to liquidity. We rely primarily upon deposits and FHLB advances. Our ability to attract deposits could be negatively impacted by a public perception of our financial prospects or by increased deposit rates available at troubled institutions suffering from shortfalls in liquidity. The FHLB advances and the Federal Reserve Bank of San Francisco discount window are subject to regulation and other factors beyond our control. These factors may adversely affect the availability and pricing of advances to members such as the Bank. Selected sources of liquidity may become unavailable to the Bank if it were to no longer be considered “well-capitalized”.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth our market repurchases of Axos common stock and the Axos common shares retained in connection with net settlement of restricted stock awards during the quarter ended December 31, 2022.

(Dollars in thousands, except per share data)	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases[1]
Quarter Ended December 31, 2022
October 1, 2022 to October 31, 2022	—	$—	—	$—
November 1, 2022 to November 30, 2022	—	$—	—	$—
December 1, 2022 to December 31, 2022	—	$—	—	$—
For the Three Months Ended December 31, 2022	—	$—	—	$52,764

Stock Retained in Net Settlement[2]
October 1, 2022 to October 31, 2022	665
November 1, 2022 to November 30, 2022	364
December 1, 2022 to December 31, 2022	14
For the Three Months Ended December 31, 2022	1,043
1 On August 2, 2019, the Board of Directors of the Company authorized a program to repurchase up to $100 million of common stock. The share repurchase program will continue in effect until terminated by the Board of Directors of the Company. Purchases were made in open-market transactions.
2 On October 21, 2021, the stockholders of the Company approved the Amended and Restated 2014 Stock Incentive Plan, which, among other changes permitted net settlement of stock issuances related to equity awards for purposes of payment of a grantee’s minimum income tax obligation. Stock Retained in Net Settlement was purchased at the vesting price of the associated restricted stock unit.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
    None.

ITEM 6.EXHIBITS

Exhibit Number	Description	Incorporated By Reference to

3.1.1	Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 6, 1999	Exhibit 3.1 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.

3.1.2	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware	Exhibit 3.5 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.

3.1.3	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on February 25, 2003	Exhibit 3.6 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.

3.1.4	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on January 25, 2005	Exhibit 3.2 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.

3.1.5	Certificate Eliminating Reference to a Series of Shares from the Certificate of Incorporation of the Company	Exhibit 3.3 to the Current Report on Form 8-K filed on September 7, 2011.

3.1.6	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on October 25, 2013	Exhibit 3.1 to the Current Report on Form 8-K filed on October 28, 2013.

3.1.7	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 5, 2015	Exhibit 3.1 to the Current Report on Form 8-K filed on November 6, 2015.

3.1.8	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on September 11, 2018	Exhibit 3.1 to the Current Report on Form 8-K filed on September 11, 2018.

3.1.9	Certificate of Elimination relating to the Series A - 6% Cumulative Nonparticipating Perpetual Preferred	Exhibit 3.1.8 to the Quarterly Report on Form 10-Q filed on January 28, 2021.

3.1.10	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 14, 2022	Filed herewith.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Definition Document	Filed herewith.

104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Axos Financial, Inc.

Dated:	January 26, 2023	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	January 26, 2023	By:	/s/ Derrick K. Walsh
Derrick K. Walsh Executive Vice President and Chief Financial Officer (Principal Financial Officer)