Form 10-Q
period 2023-03-31
Axos Financial, Inc.
filed 2023-04-27
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock on the last practicable date: 59,112,591 shares of common stock, $0.01 par value per share, as of April 21, 2023.

AXOS FINANCIAL, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except par and stated value)	March 31, 2023	June 30, 2022
ASSETS
Cash and cash equivalents	$2,324,022	$1,202,587
Cash segregated for regulatory purposes	180,202	372,112
Total cash, cash equivalents, and cash segregated	2,504,224	1,574,699
Securities:
Trading	400	1,758
Available-for-sale	279,612	262,518
Stock of regulatory agencies	20,889	20,368
Loans held for sale, carried at fair value	7,920	4,973
Loans held for sale, lower of cost or fair value	303	10,938
Loans—net of allowance for credit losses of $161,293 as of March 31, 2023 and $148,617 as of June 30, 2022	15,836,255	14,091,061
Mortgage servicing rights, carried at fair value	25,396	25,213
Securities borrowed	87,293	338,980
Customer, broker-dealer and clearing receivables	323,359	417,417
Goodwill and other intangible assets—net	154,928	156,405
Other assets	541,902	496,835
TOTAL ASSETS	$19,782,481	$17,401,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	3,172,791	5,033,970
Interest bearing	13,566,078	8,912,452
Total deposits	16,738,869	13,946,422
Advances from the Federal Home Loan Bank	90,000	117,500
Borrowings, subordinated notes and debentures	334,330	445,244
Securities loaned	114,613	474,400
Customer, broker-dealer and clearing payables	406,092	511,654
Accounts payable and other liabilities	254,473	262,972
Total liabilities	17,938,377	15,758,192
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock—$0.01 par value; 150,000,000 shares authorized; 69,340,533 shares issued and 59,355,124 shares outstanding as of March 31, 2023; 68,859,722 shares issued and 59,777,949 shares outstanding as of June 30, 2022	694	689
Additional paid-in capital	472,933	453,784
Accumulated other comprehensive income (loss)—net of tax	(5,573)	(2,933)
Retained earnings	1,648,253	1,428,444
Treasury stock, at cost; 9,985,409 shares as of March 31, 2023 and 9,081,773 shares as of June 30, 2022	(272,203)	(237,011)
Total stockholders’ equity	1,844,104	1,642,973
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,782,481	$17,401,165

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except earnings per common share)	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$279,864	$153,873	$743,863	$452,518
Securities borrowed and customer receivables	5,137	3,833	13,842	16,050
Investments	22,333	2,475	53,003	6,999
Total interest and dividend income	307,334	160,181	810,708	475,567
INTEREST EXPENSE:
Deposits	98,439	6,924	202,292	22,441
Advances from the Federal Home Loan Bank	4,454	973	12,121	2,962
Securities loaned	1,307	152	3,317	621
Other borrowings	4,152	2,594	13,611	7,795
Total interest expense	108,352	10,643	231,341	33,819
Net interest income	198,982	149,538	579,367	441,748
Provision for credit losses	5,500	4,500	17,750	12,500
Net interest income, after provision for credit losses	193,482	145,038	561,617	429,248
NON-INTEREST INCOME:
Broker-dealer fee income	13,745	5,174	32,735	17,968
Advisory fee income	6,879	7,739	20,821	21,078
Banking and service fees	8,443	7,278	25,100	22,444
Mortgage banking income	1,107	5,790	5,113	15,700
Prepayment penalty fee income	2,072	2,793	4,014	9,073
Total non-interest income	32,246	28,774	87,783	86,263
NON-INTEREST EXPENSE:
Salaries and related costs	53,046	43,133	149,762	123,849
Data processing	15,808	12,274	44,462	36,565
Depreciation and amortization	5,671	6,061	17,722	18,574
Advertising and promotional	11,786	3,357	29,055	10,131
Professional services	6,747	4,346	23,289	14,834
Occupancy and equipment	3,873	3,742	11,610	10,265
FDIC and regulatory fees	3,859	3,115	11,163	7,856
Broker-dealer clearing charges	3,356	3,561	9,924	11,244
General and administrative expense	6,898	7,230	37,672	23,951
Total non-interest expense	111,044	86,819	334,659	257,269
INCOME BEFORE INCOME TAXES	114,684	86,993	314,741	258,242
INCOME TAXES	34,834	25,170	94,932	75,422
NET INCOME	$79,850	$61,823	$219,809	$182,820
COMPREHENSIVE INCOME	$81,222	$58,853	$217,169	$178,687
Basic earnings per common share	$1.33	$1.04	$3.67	$3.07
Diluted earnings per common share	$1.32	$1.02	$3.63	$3.02
See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2023	2022	2023	2022
NET INCOME	$79,850	$61,823	$219,809	$182,820
Net unrealized gain (loss) from available-for-sale securities, net of income tax expense (benefit) of $588 and $(1,238) for the three months and $(1,130) and $(1,726) for the nine months ended March 31, 2023 and 2022, respectively.	1,372	(2,970)	(2,640)	(4,133)
Other comprehensive income (loss)	1,372	(2,970)	(2,640)	(4,133)
Comprehensive income	$81,222	$58,853	$217,169	$178,687

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2023
	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
BALANCE—December 31, 2022	69,153,591	(9,153,512)	60,000,079	$692	$465,350	$1,568,403	$(6,945)	$(239,941)	$1,787,559
Net income	—	—	—	—	—	79,850	—	—	79,850
Other comprehensive income (loss)	—	—	—	—	—	—	1,372	—	1,372
Purchase of treasury stock	—	(849,081)	(849,081)	—	—	—	—	(31,605)	(31,605)
Stock-based compensation activity	186,942	17,184	204,126	2	7,583	—	—	(657)	6,928
BALANCE—March 31, 2023	69,340,533	(9,985,409)	59,355,124	$694	$472,933	$1,648,253	$(5,573)	$(272,203)	$1,844,104

	For the Nine Months Ended March 31, 2023
	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2022	68,859,722	(9,081,773)	59,777,949	$689	$453,784	$1,428,444	$(2,933)	$(237,011)	$1,642,973
Net income	—	—	—	—	—	219,809	—	—	219,809
Other comprehensive income (loss)	—	—	—	—	—	—	(2,640)	—	(2,640)
Purchase of treasury stock	—	(849,081)	(849,081)	—	—	—	—	(31,605)	(31,605)
Stock-based compensation activity	480,811	(54,555)	426,256	5	19,149	—	—	(3,587)	15,567
BALANCE—March 31, 2023	69,340,533	(9,985,409)	59,355,124	$694	$472,933	$1,648,253	$(5,573)	$(272,203)	$1,844,104

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited)

	For the Three Months Ended March 31, 2022
	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
BALANCE—December 31, 2021	68,376,837	(8,878,262)	59,498,575	$684	$441,061	$1,308,725	$1,344	$(228,657)	$1,523,157
Net income	—	—	—	—	—	61,823	—	—	61,823
Other comprehensive income (loss)	—	—	—	—	—	—	(2,970)	—	(2,970)
Stock-based compensation activity	240,573	(76,353)	164,220	2	7,367	—	—	(3,794)	3,575
BALANCE—March 31, 2022	68,617,410	(8,954,615)	59,662,795	$686	$448,428	$1,370,548	$(1,626)	$(232,451)	$1,585,585

	For the Nine Months Ended March 31, 2022
	Common Stock				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2021	68,069,321	(8,751,377)	59,317,944	$681	$432,550	$1,187,728	$2,507	$(222,530)	$1,400,936
Net income	—	—	—	—	—	182,820	—	—	182,820
Other comprehensive income (loss)	—	—	—	—	—	—	(4,133)	—	(4,133)
Stock-based compensation activity	548,089	(203,238)	344,851	5	15,878	—	—	(9,921)	5,962
BALANCE—March 31, 2022	68,617,410	(8,954,615)	59,662,795	$686	$448,428	$1,370,548	$(1,626)	$(232,451)	$1,585,585

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
(Dollars in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$219,809	$182,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	17,098	21,728
Stock-based compensation expense	19,154	15,883
Trading activity	1,358	1,617
Provision for credit losses	17,750	12,500
Deferred income taxes	(10,274)	(4,184)
Origination of loans held for sale	(158,500)	(569,614)
Unrealized and realized gains on loans held for sale	(5,650)	(15,964)
Proceeds from sale of loans held for sale	160,696	589,653
Amortization and change in fair value of mortgage servicing rights	375	(1,229)
Net changes in assets and liabilities which provide (use) cash:
Securities borrowed	251,687	344,444
Customer, broker-dealer and clearing receivables	94,058	(82,629)
Other assets	(29,287)	(112,859)
Securities loaned	(359,787)	(281,240)
Customer, broker-dealer and clearing payables	(105,562)	(45,960)
Accounts payable and other liabilities	6,322	14,516
Net cash provided by operating activities	119,247	69,482
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(30,000)	(107,286)
Proceeds from sale and repayment of available-for-sale investment securities	9,735	130,300
Purchase of stock of regulatory agencies	(108,724)	(22,739)
Proceeds from redemption of stock of regulatory agencies	108,724	22,739
Origination of loans held for investment	(6,235,451)	(7,173,040)
Proceeds from sale of loans originally classified as held for investment	14,185	106,324
Mortgage warehouse loans activity, net	118,185	191,291
Proceeds from sales of other real estate owned and repossessed assets	2,311	7,968
Proceeds from BOLI claim settlement	2,778	—
Acquisition of business activity, net of cash acquired	(5,531)	(54,597)
Purchases of loans and leases, net of discounts and premiums	(914)	(31,496)
Principal repayments on loans	4,336,424	5,218,247
Purchases of furniture, equipment, software and intangibles	(19,698)	(11,817)
Net cash used in investing activities	(1,807,976)	(1,724,106)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	2,792,446	1,917,205
Payments of the Federal Home Loan Bank term advances	(27,500)	(15,000)
Net repayment of Federal Home Loan Bank other advances	—	(186,000)
Net (repayments) proceeds of other borrowings	(111,500)	11,800
Tax payments related to settlement of restricted stock units	(3,587)	(9,921)
Purchase of treasury stock	(31,605)	—
Payment of debt issuance costs	—	(1,923)
Proceeds from issuance of subordinated notes	—	150,000
Net cash provided by financing activities	2,618,254	1,866,161

AXOS FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
(Dollars in thousands)	2023	2022
NET CHANGE IN CASH AND CASH EQUIVALENTS	929,525	211,537
CASH AND CASH EQUIVALENTS—Beginning of year	$1,574,699	$1,037,777
CASH AND CASH EQUIVALENTS—End of period	$2,504,224	$1,249,314

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$228,369	$31,974
Income taxes paid	108,272	80,512
Transfers to other real estate and repossessed vehicles	8,206	1,186
Transfers from loans held for investment to loans held for sale	14,185	105,884
Transfers from loans held for sale to loans held for investment	690	1,410
Operating lease liabilities for obtaining right of use assets	1,110	4,167
See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2023 AND 2022
(Dollars in thousands, except per share and stated value amounts)
(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements include the accounts of Axos Financial, Inc. (“Axos”) and its wholly owned subsidiaries, Axos Bank (the “Bank”) and Axos Nevada Holding, LLC (“Axos Nevada Holding” and collectively, the “Company”). Axos, the Bank and Axos Nevada Holding comprise substantially all of the Company's assets and liabilities and revenues and expenses. Axos Bank and its wholly owned subsidiary constitute the Banking Business segment and Axos Nevada Holding wholly owns the companies constituting the Securities Business segment. All significant intercompany balances and transactions have been eliminated in consolidation.
The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three and nine months ended March 31, 2023 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or not repeated herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2022 included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended June 30, 2022 (“2022 Form 10-K”). A reclassification of certain components of non-interest income for the three and nine months ended March 31, 2022 has been made to conform to the current period presentation. This reclassification had no effect on the Company’s total non-interest income, net income, financial position or cash flows. Additional reclassifications of certain amounts in the Condensed Consolidated Statement of Cash Flows for the nine months ended March 31, 2022 have been made to conform to the current period presentation. These reclassifications had no effect on the Company’s results of operations or financial position.
Significant Accounting Policies
Our significant accounting policies are described in greater detail in Note 1—“Organizations and Summary of Significant Accounting Policies” contained in the 2022 Form 10-K.
New Accounting Standards
Accounting Standards Issued But Not Yet Adopted
The Financial Accounting Standards Board has issued three Accounting Standards Updates (“ASUs”) (2020-04, 2021-04 and 2022-06) all of which provide guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying generally accepted accounting principles to contracts, hedging relationships, and other transactions impacted by reference rate reform. The provisions apply only to those transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions are optional and are effective from March 12, 2020 through December 31, 2024. The Company plans to adopt these ASUs in fiscal year 2024 and while it is still evaluating the impact on its Consolidated Financial Statements, the Company does not expect the application of the provisions of these ASUs to have a material impact. For a further discussion of new accounting standards issued but not yet adopted which are applicable to the Company see Note 1—“Organizations and Summary of Significant Accounting Policies” contained in the 2022 Form 10-K.

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
The following table presents the results of operations of AAS for the nine months ended March 31, 2022 on an unaudited pro forma basis, as if the acquisition of the entity rebranded to AAS had been consummated on July 1, 2020. The results of operations of AAS for the three months ended March 31, 2022 are reflected in the unaudited Condensed Consolidated Statements of Income. The unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of what the Company’s results of operations would have been if the acquisition of EAS had occurred as of July 1, 2020, or the results of operations for any future periods. Additionally, the information presented does not reflect any synergies or other strategic benefits as a result of acquisition.

Pro Forma Revenue
(Dollars in thousands)	For the Nine Months Ended March 31, 2022
Non-interest income	$25,136
It is not practical to disclose net income on a pro forma basis as the assets and liabilities acquired are a component of a business.

3.     FAIR VALUE
The Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2023 and June 30, 2022 are classified in their entirety based on the lowest level of input significant to the fair value measurement.

	March 31, 2023
(Dollars in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Municipal	$400	$—	$400
Securities—Available-for-sale:
Agency MBS[1]	22,782	—	22,782
Non-Agency MBS[2]	—	206,300	206,300
Municipal	3,384	—	3,384
Asset-backed securities and structured notes	47,146	—	47,146
Total—Securities—Available-for-sale	$73,312	$206,300	$279,612
Loans held for sale	$7,920	$—	$7,920
Mortgage servicing rights	$—	$25,396	$25,396
Other assets—Derivative instruments	$—	$381	$381
LIABILITIES:
Other liabilities—Derivative instruments	$—	$1,037	$1,037

	June 30, 2022
(Dollars in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Municipal	$1,758	$—	$1,758
Securities—Available-for-sale:
Agency MBS[1]	25,325	—	25,325
Non-Agency MBS[2]	—	186,814	186,814
Municipal	3,248	—	3,248
Asset-backed securities and structured notes	47,131	—	47,131
Total—Securities—Available-for-sale	$75,704	$186,814	$262,518
Loans held for sale	$4,973	$—	$4,973
Mortgage servicing rights	$—	$25,213	$25,213
Other assets—Derivative instruments	$—	$464	$464
LIABILITIES:
Other liabilities—Derivative instruments	$—	$—	$—
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

Additional information is presented below about assets measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	March 31, 2023
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency MBS	Mortgage Servicing Rights[1]	Derivative Instruments, net	Total
Opening balance	$175,123	$25,526	$18	$200,667
Total gains or losses for the period:
Included in earnings—Mortgage banking income	—	(282)	(674)	(956)
Included in other comprehensive income	1,231	—	—	1,231
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	30,000	152	—	30,152
Settlements	(54)	—	—	(54)
Closing balance	$206,300	$25,396	$(656)	$231,040

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(282)	$(674)	$(956)

	For the Nine Months Ended
	March 31, 2023
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency RMBS	Mortgage Servicing Rights[1]	Derivative Instruments, net	Total
Opening Balance	$186,814	$25,213	$464	$212,491
Total gains or losses for the period:
Included in earnings—Mortgage banking income	—	(375)	(1,120)	(1,495)
Included in other comprehensive income	(3,384)	—	—	(3,384)
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	30,000	558	—	30,558
Settlements	(7,130)	—	—	(7,130)
Closing balance	$206,300	$25,396	$(656)	$231,040

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(375)	$(1,120)	$(1,495)
1 Earnings from mortgage servicing rights (“MSR”) were attributable to: Time and payoffs, representing a decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period of $0.2 million and $0.7 million for the three and nine months ended March 31, 2023, respectively, and a decrease in MSR value resulting from market-driven changes in interest rates of $0.1 million for the three months ended March 31, 2023 and an increase of $0.3 million for the nine months ended March 31, 2023. Additions to mortgage servicing rights were retained upon sale of loans held for sale.

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
1 Earnings from mortgage servicing rights were attributable to: Time and payoffs, representing a decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period of $0.8 million and $3.6 million for the three and nine months ended March 31, 2022, respectively, and an increase in MSR value resulting from market-driven changes in interest rates of $3.1 million and $4.9 million for the three and nine months ended March 31, 2022, respectively. Additions to mortgage servicing rights were retained upon sale of loans held for sale.
The table below summarizes the quantitative information about level 3 fair value measurements as of the dates indicated:

	March 31, 2023
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Non-agency MBS	$206,300	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	0.0 to 30.0% (23.0%) 0.0 to 5.1% (2.3%) 0.0 to 68.7% (28.5%) 2.6 to 6.4% (2.7%)
Mortgage Servicing Rights	$25,396	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	4.6 to 33.1% (9.8%) 0.4 to 15.9 (9.3) 9.5 to 11.5% (9.6%)
Derivative Instruments	$(656)	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	-1.6 to 0.7% (-0.1%)

	June 30, 2022
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Non-agency MBS	$186,814	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	0.0 to 30.0% (21.4%) 0.0 to 7.9% (2.2%) 0.0 to 68.4% (26.7%) 2.7 to 9.3% (2.8%)
Mortgage Servicing Rights	$25,213	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	7.9 to 56.3% (11.0%) 1.2 to 9.9 (8.4) 9.5 to 11.5% (9.5%)
Derivative Instruments	$464	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	-3.1 to 0.8% (-1.2%)
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
The table below summarizes assets measured for impairment on a non-recurring basis:

	March 31, 2023
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Other real estate owned and repossessed vehicles:
Single family real estate	$—	$—	$4,344	$4,344
Autos	$—	$—	$958	$958
Total	$—	$—	$5,302	$5,302

	June 30, 2022
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Other real estate owned and repossessed vehicles:
Autos	—	—	798	798
Total	$—	$—	$798	$798
Non-recurring fair value measurements for other real estate owned and repossessed vehicles represent charge-offs of $535 thousand and $30 thousand for the three months ended March 31, 2023 and March 31, 2022, respectively, and $1,499 thousand and $79 thousand for the nine months ended March 31, 2023 and March 31, 2022, respectively.
The Company has elected the fair value option for Agency loans held for sale. Given these loans are intended for sale, fair value is considered to be the best indicator of the amount to be realized from these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans. None of these loans are 90 days or more past due nor on nonaccrual as of March 31, 2023 and June 30, 2022.
As of March 31, 2023 and June 30, 2022, the aggregate fair value of loans held for sale, carried at fair value, contractual balance (including accrued interest), and unrealized gain was as follows:

(Dollars in thousands)	March 31, 2023	June 30, 2022
Aggregate fair value	$7,920	$4,973
Contractual balance	7,663	4,881
Unrealized gain	$257	$92

Gains and losses from changes in fair value included in earnings for loans held for sale for the periods indicated below were:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2023	2022	2023	2022
Interest income	$99	$204	$252	$598
Change in fair value	51	(1,041)	(280)	(2,019)
Total	$150	$(837)	$(28)	$(1,421)
The following table presents quantitative information about level 3 fair value measurements for other real estate owned and repossessed vehicles measured at fair value on a non-recurring basis at the periods indicated:

	March 31, 2023
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) [1]
Other real estate owned and repossessed vehicles:
Single family real estate	$4,344	Sales comparison approach	Adjustment for differences between the comparable sales	3.5 to 12.1% (4.1%)
Autos	$958	Sales comparison approach	Adjustment for differences between the comparable sales	-15.6 to 0.0% (-5.3%)

	June 30, 2022
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) [1]
Other real estate owned and repossessed vehicles:
Autos	$798	Sales comparison approach	Adjustment for differences between the comparable sales	-17.2 to 4.6% (-7.5%)
1 For other real estate owned and repossessed vehicles the ranges shown may vary positively or negatively based on the comparable sales reported in the current appraisal. In certain instances, the range can be significant due to small sample sizes and in some cases the asset being valued having limited comparable sales with similar characteristics at the time the current appraisal is conducted.

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments at March 31, 2023 and June 30, 2022 were:

	March 31, 2023
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$2,504,224	$2,504,224	$—	$—	$2,504,224
Securities—trading	400	—	400	—	400
Securities—available-for-sale	279,612	—	73,312	206,300	279,612
Loans held for sale, at fair value	7,920	—	7,920	—	7,920
Loans held for sale, at lower of cost or fair value	303	—	—	303	303
Loans held for investment—net	15,836,255	—	—	15,866,421	15,866,421
Securities borrowed	87,293	—	—	95,263	95,263
Customer, broker-dealer and clearing receivables	323,359	—	—	336,843	336,843
Mortgage servicing rights	25,396	—	—	25,396	25,396
Financial liabilities:
Total deposits	16,738,869	—	16,675,440	—	16,675,440
Advances from the Federal Home Loan Bank	90,000	—	83,681	—	83,681
Borrowings, subordinated notes and debentures	334,330	—	299,981	—	299,981
Securities loaned	114,613	—	—	114,556	114,556
Customer, broker-dealer and clearing payables	406,092	—	—	406,092	406,092

	June 30, 2022
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$1,574,699	$1,574,699	$—	$—	$1,574,699
Securities—trading	1,758	—	1,758	—	1,758
Securities—available-for-sale	262,518	—	75,704	186,814	262,518
Loans held for sale, at fair value	4,973	—	4,973	—	4,973
Loans held for sale, at lower of cost or fair value	10,938	—	—	10,985	10,985
Loans held for investment—net	14,091,061	—	—	14,015,157	14,015,157
Securities borrowed	338,980	—	—	329,963	329,963
Customer, broker-dealer and clearing receivables	417,417	—	—	414,383	414,383
Mortgage servicing rights	25,213	—	—	25,213	25,213
Financial liabilities:
Total deposits	13,946,422	—	12,812,512	—	12,812,512
Advances from the Federal Home Loan Bank	117,500	—	117,500	—	117,500
Borrowings, subordinated notes and debentures	445,244	—	416,947	—	416,947
Securities loaned	474,400	—	—	473,831	473,831
Customer, broker-dealer and clearing payables	511,654	—	—	471,859	471,859
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

4.     SECURITIES
The amortized cost, carrying amount and fair value for the trading and available-for-sale securities at March 31, 2023 and June 30, 2022 were:

	March 31, 2023
	Trading	Available-for-sale
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
U.S. agencies[1]	$—	$25,620	$—	$(2,838)	$22,782
Non-agency[2]	—	210,487	1,508	(5,695)	206,300
Total mortgage-backed securities	—	236,107	1,508	(8,533)	229,082
Non-MBS:
Municipal	400	3,624	—	(240)	3,384
Asset-backed securities and structured notes	—	47,000	146	—	47,146
Total Non-MBS	400	50,624	146	(240)	50,530
Total debt securities	$400	$286,731	$1,654	$(8,773)	$279,612

	June 30, 2022
	Trading	Available-for-sale
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
U.S. agencies[1]	$—	$27,722	$9	$(2,406)	$25,325
Non-agency[2]	—	187,616	1,832	(2,634)	186,814
Total mortgage-backed securities	—	215,338	1,841	(5,040)	212,139
Non-MBS:
Municipal	1,758	3,529	—	(281)	3,248
Asset-backed securities and structured notes	—	47,000	131	—	47,131
Total Non-MBS	1,758	50,529	131	(281)	50,379
Total debt securities	$1,758	$265,867	$1,972	$(5,321)	$262,518
1Includes securities guaranteed by Ginnie Mae, a U.S. government agency, and the government sponsored enterprises Fannie Mae and Freddie Mac.
2Private sponsors of securities collateralized primarily by first-lien mortgage loans on commercial properties or by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by Alt-A or pay-option ARM mortgages.
No credit losses were recognized on available-for-sale securities in the three and nine months ended March 31, 2023 and March 31, 2022. Based on the underlying government guarantees and other credit protection supporting our securities, no allowance for credit losses for available-for-sale debt securities was recorded at March 31, 2023 and June 30, 2022. The Company’s analysis is based on: (1) the credit characteristics of the securities, including the forecasted cash flows, credit ratings, credit enhancement, and any external government backing, and (2) whether the Company is intending to sell or is required to sell any securities before recovering the amortized cost basis of the securities. The unrealized losses on available-for-sale securities are primarily driven by the increase in interest rates since the securities were purchased.
The Company’s non-agency MBS available-for-sale portfolio, with a total fair value of $206,300 at March 31, 2023, consists of 18 different issues of super senior securities.
The face amounts of debt securities available-for-sale pledged to secure borrowings at March 31, 2023 and June 30, 2022 were $1.1 million and $1.2 million, respectively.

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were:

	March 31, 2023
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
U.S. agencies	$1,657	$(51)	$21,051	$(2,787)	$22,708	$(2,838)
Non-agency	84,059	(3,258)	47,310	(2,437)	131,369	(5,695)
Total MBS	85,716	(3,309)	68,361	(5,224)	154,077	(8,533)
Non-MBS:
Municipal debt	—	—	3,384	(240)	3,384	(240)
Total Non-MBS	—	—	3,384	(240)	3,384	(240)
Total debt securities	$85,716	$(3,309)	$71,745	$(5,464)	$157,461	$(8,773)

	June 30, 2022
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
U.S. agencies	$16,446	$(1,338)	$8,097	$(1,068)	$24,543	$(2,406)
Non-agency	92,796	(2,204)	4,751	(430)	97,547	(2,634)
Total MBS	109,242	(3,542)	12,848	(1,498)	122,090	(5,040)
Non-MBS:
Municipal debt	3,248	(281)	—	—	3,248	(281)
Total Non-MBS	3,248	(281)	—	—	3,248	(281)
Total debt securities	$112,490	$(3,823)	$12,848	$(1,498)	$125,338	$(5,321)
On March 31, 2023, there were twenty-nine securities in a continuous loss position for a period of more than 12 months, and twenty-five securities in a continuous loss position for a period of less than 12 months. At June 30, 2022, there were fourteen securities in a continuous loss position for a period of more than 12 months, and twenty-five securities in a continuous loss position for a period of less than 12 months.

At March 31, 2023, one non-agency MBS with a total carrying amount of $1.5 million was determined to have cumulative credit losses of $0.8 million of which none was recognized in earnings during the three months ended March 31, 2023.
During the nine months ended March 31, 2023 the Company sold no available-for-sale securities.

The components of the Company’s accumulated other comprehensive income (loss) are:

(Dollars in thousands)	March 31, 2023	June 30, 2022
Available-for-sale debt securities—net unrealized gains (losses)	$(7,119)	$(3,349)
Available-for-sale debt securities (losses)	(845)	(845)
Subtotal	(7,964)	(4,194)
Tax benefit (expense)	2,391	1,261
Net unrealized gain (loss) on investment securities in accumulated other comprehensive income (loss)	$(5,573)	$(2,933)

The following table sets forth the expected maturity distribution of our mortgage-backed securities and the contractual maturity distribution of our Non-RMBS securities and the weighted-average yield for each range of maturities:

	At March 31, 2023
	Total Amount		Due Within One Year		Due After One but within Five Years		Due After Five but within Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]
Available-for-sale
Mortgage-backed securities:
Agency[2]	$25,620	2.10%	$5,087	2.05%	$12,293	2.09%	$6,459	2.18%	$1,781	1.99%
Non-Agency[3]	210,487	5.58%	6,868	4.13%	200,227	5.61%	1,822	5.84%	1,570	8.59%
Total Mortgage-Backed Securities	$236,107	5.20%	$11,955	3.25%	$212,520	5.40%	$8,281	2.98%	$3,351	5.08%
Non-RMBS
Municipal	3,624	3.57%	—	—%	—	—%	—	—%	3,624	3.57%
Asset-backed securities and structured notes	47,000	9.53%	47,000	9.53%	—	—%	—	—%	—	—%
Total Non-RMBS	$50,624	9.10%	$47,000	9.53%	$—	—%	$—	—%	$3,624	3.57%
Available-for-sale—Amortized Cost	$286,731	5.89%	$58,955	8.26%	$212,520	5.40%	$8,281	2.98%	$6,975	4.30%
Available-for-sale—Fair Value	$279,612	5.91%	$58,326	8.26%	$207,028	5.40%	$7,494	2.98%	$6,764	4.30%
Total available-for-sale securities	$279,612	5.91%	$58,326	8.26%	$207,028	5.40%	$7,494	2.98%	$6,764	4.30%
1 Weighted-average yield is based on amortized cost of the securities. Residential mortgage-backed security yields and maturities include impact of expected prepayments and other timing factors such as interest rate forward curve.
2 Includes securities guaranteed by Ginnie Mae, a U.S. government agency, and the government sponsored enterprises Fannie Mae and Freddie Mac.
3 Private sponsors of securities collateralized primarily by pools of 1-4 family residential, Alt-A or pay-option ARM mortgages and commercial mortgages.

5.    LOANS & ALLOWANCE FOR CREDIT LOSSES
The composition of the loan portfolio was:

(Dollars in thousands)	March 31, 2023	June 30, 2022
Single Family - Mortgage & Warehouse	$4,087,525	$3,988,462
Multifamily and Commercial Mortgage	3,082,801	2,877,680
Commercial Real Estate	5,794,304	4,781,044
Commercial & Industrial - Non-RE	2,454,839	2,028,128
Auto & Consumer	594,596	567,228
Other	6,240	11,134
Total gross loans and leases	16,020,305	14,253,676
Allowance for credit losses - loans	(161,293)	(148,617)
Unaccreted premiums (discounts) and loan and lease fees	(22,757)	(13,998)
Total net loans and leases	$15,836,255	$14,091,061
At March 31, 2023, the Company has pledged $9,308.2 million of loans to the Federal Reserve Bank of San Francisco and to the FHLB.
The provision for credit losses for the three and nine months ended March 31, 2023 was primarily driven by loan growth, changes in the macroeconomic environment, and changes in loan product mix.
Changes in the forecasts of macroeconomic variables drove improvements in the calculations relevant to the probability of default for the Multifamily and Commercial Real Estate portfolios. Loan growth and changes in the product mix within the Commercial and Industrial–Non RE portfolio resulted in an increased allowance.
Loan products within each portfolio contain varying collateral types which impact the estimate of the loss given default utilized in the calculation of the allowance. For further discussion of the model method of estimating expected lifetime credit losses to Note 1—“Organizations and Summary of Significant Accounting Policies” contained in the 2022 Form 10-K.
Activity in the allowance for credit losses by portfolio classes is as follows.

	For the Three Months Ended March 31, 2023
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at January 1, 2023	$19,631	$15,457	$72,168	$36,038	$13,903	$21	$157,218
Provision (benefit) for credit losses - loans	(1,583)	(1,156)	(3,782)	10,698	1,329	(6)	5,500
Charge-offs	(9)	—	—	—	(2,413)	—	(2,422)
Recoveries	413	—	—	—	584	—	997
Balance at March 31, 2023	$18,452	$14,301	$68,386	$46,736	$13,403	$15	$161,293

	For the Three Months Ended March 31, 2022
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at January 1, 2022	$25,580	$13,628	$67,581	$22,716	$10,921	$63	$140,489
Provision (benefit) for credit losses - loans	(3,797)	190	2,248	3,525	2,352	(18)	4,500
Charge-offs	—	—	—	—	(1,892)	—	(1,892)
Recoveries	6	—	—	27	242	—	275
Balance at March 31, 2022	$21,789	$13,818	$69,829	$26,268	$11,623	$45	$143,372

	For the Nine Months Ended March 31, 2023
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at July 1, 2022	$19,670	$14,655	$69,339	$30,808	$14,114	$31	$148,617
Provision (benefit) for credit losses - loans	(1,347)	(354)	(953)	15,910	4,510	(16)	17,750
Charge-offs	(307)	—	—	—	(6,646)	—	(6,953)
Recoveries	436	—	—	18	1,425	—	1,879
Balance at March 31, 2023	$18,452	$14,301	$68,386	$46,736	$13,403	$15	$161,293

	For the Nine Months Ended March 31, 2022
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at July 1, 2021	$26,604	$13,146	$57,928	$28,460	$6,519	$301	$132,958
Provision (benefit) for credit losses - loans	(4,966)	495	11,901	(1,951)	7,277	(256)	12,500
Charge-offs	—	—	—	(322)	(2,926)	—	(3,248)
Recoveries	151	177	—	81	753	—	1,162
Balance at March 31, 2022	$21,789	$13,818	$69,829	$26,268	$11,623	$45	$143,372
Credit Quality Disclosures. Nonaccrual loans consisted of the following as of the dates indicated:

(Dollars in thousands)	As of March 31, 2023
Single Family - Mortgage & Warehouse	$36,158
Multifamily and Commercial Mortgage	37,378
Commercial Real Estate	14,852
Commercial & Industrial - Non-RE	2,989
Auto & Consumer	2,029
Other	2,535
Total nonaccrual loans	$95,941
Nonaccrual loans to total loans	0.60%

(Dollars in thousands)	As of June 30, 2022
Single Family - Mortgage & Warehouse	$66,424
Multifamily and Commercial Mortgage	33,410
Commercial Real Estate	14,852
Commercial & Industrial - Non-RE	2,989
Auto & Consumer	439
Other	80
Total nonaccrual loans	$118,194
Nonaccrual loans to total loans	0.83%
No interest income was recognized on nonaccrual loans in the three and nine months ended March 31, 2023 and three and nine months ended March 31, 2022. There were no nonaccrual loans without an allowance for credit losses as of March 31, 2023 and June 30, 2022.
Approximately 1.30% of our nonaccrual loans at March 31, 2023 were considered troubled debt restructurings (“TDRs”), compared to 1.18% at June 30, 2022. Borrowers that make timely payments after TDRs are considered non-performing for at least six months. Generally, after six months of timely payments, those TDRs are reclassified from the nonaccrual loan category to the performing loan category and any previously deferred interest income is recognized.

The outstanding unpaid balance of loans that are either performing or nonaccrual by portfolio class was:

	March 31, 2023
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Performing	$4,051,367	$3,045,423	$5,779,452	$2,451,850	$592,567	$3,705	$15,924,364
Nonaccrual	36,158	37,378	14,852	2,989	2,029	2,535	95,941
Total	$4,087,525	$3,082,801	$5,794,304	$2,454,839	$594,596	$6,240	$16,020,305

	June 30, 2022
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Performing	$3,922,038	$2,844,270	$4,766,192	$2,025,139	$566,789	$11,054	$14,135,482
Nonaccrual	66,424	33,410	14,852	2,989	439	80	118,194
Total	$3,988,462	$2,877,680	$4,781,044	$2,028,128	$567,228	$11,134	$14,253,676
From time to time the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and generally return to the original loan terms after the modification term expires. The Company had no TDRs classified as performing loans at March 31, 2023 or June 30, 2022.
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

The amortized cost basis of the Company’s loans by fiscal year of origination and credit quality indicator are:

	March 31, 2023
	Loans Held for Investment Origination Year						Revolving Loans	Total
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior
Single Family-Mortgage & Warehouse
Pass	$620,354	$1,372,470	$544,804	$340,800	$263,386	$691,390	$162,377	$3,995,581
Special Mention	—	1,993	5,010	8,094	14,061	11,851	—	41,009
Substandard	—	3,240	783	17,572	3,166	26,174	—	50,935
Doubtful	—	—	—	—	—	—	—	—
Total	620,354	1,377,703	550,597	366,466	280,613	729,415	162,377	4,087,525
Multifamily and Commercial Mortgage
Pass	505,162	973,106	504,075	329,470	225,553	435,306	—	2,972,672
Special Mention	—	15,695	4,653	1,894	8,249	—	—	30,491
Substandard	—	3,146	5,715	31,439	7,399	31,939	—	79,638
Doubtful	—	—	—	—	—	—	—	—
Total	505,162	991,947	514,443	362,803	241,201	467,245	—	3,082,801
Commercial Real Estate
Pass	1,100,680	2,500,719	828,507	124,981	118,000	4,000	946,724	5,623,611
Special Mention	—	11,250	26,305	9,618	800	15,000		62,973
Substandard	—	17,950	58,133	—	15,487	14,852	1,298	107,720
Doubtful	—	—	—	—	—	—		—
Total	1,100,680	2,529,919	912,945	134,599	134,287	33,852	948,022	5,794,304
Commercial & Industrial - Non-RE
Pass	398,508	367,212	31,722	23,784	2,898	5,575	1,599,806	2,429,505
Special Mention	—	8,348	—	—	—	—	13,997	22,345
Substandard	—	—	—	—	—	2,989	—	2,989
Doubtful	—	—	—	—	—	—	—	—
Total	398,508	375,560	31,722	23,784	2,898	8,564	1,613,803	2,454,839
Auto & Consumer
Pass	168,776	279,501	77,909	28,584	23,508	12,770	—	591,048
Special Mention	389	704	102	41	62	61	—	1,359
Substandard	368	1,007	403	200	204	7	—	2,189
Doubtful	—	—	—	—	—	—	—	—
Total	169,533	281,212	78,414	28,825	23,774	12,838	—	594,596
Other
Pass	1,287	—	1,425	—	—	940	—	3,652
Special Mention	—	—	53	—	—	—	—	53
Substandard	—	2,000	—	—	—	535	—	2,535
Doubtful	—	—	—	—	—	—	—	—
Total	1,287	2,000	1,478	—	—	1,475	—	6,240
Total
Pass	2,794,767	5,493,008	1,988,442	847,619	633,345	1,149,981	2,708,907	15,616,069
Special Mention	389	37,990	36,123	19,647	23,172	26,912	13,997	158,230
Substandard	368	27,343	65,034	49,211	26,256	76,496	1,298	246,006
Doubtful	—	—	—	—	—	—	—	—
Total	$2,795,524	$5,558,341	$2,089,599	$916,477	$682,773	$1,253,389	$2,724,202	$16,020,305
As a % of total gross loans	17.46%	34.70%	13.04%	5.72%	4.26%	7.82%	17.00%	100.0%

	June 30, 2022
	Loans Held for Investment Origination Year						Revolving Loans	Total
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior
Single Family-Mortgage & Warehouse
Pass	$1,484,027	$600,054	$402,712	$303,999	$279,248	$548,703	$241,925	$3,860,668
Special Mention	—	—	4,790	2,505	4,125	10,971	38,637	61,028
Substandard	—	2,288	3,928	18,407	5,955	36,188	—	66,766
Doubtful	—	—	—	—	—	—	—	—
Total	1,484,027	602,342	411,430	324,911	289,328	595,862	280,562	3,988,462
Multifamily and Commercial Mortgage
Pass	999,819	569,486	429,247	259,161	219,548	316,013	—	2,793,274
Special Mention	1,200	—	534	539	—	968	—	3,241
Substandard	—	5,772	34,343	9,613	7,308	24,129	—	81,165
Doubtful	—	—	—	—	—	—	—	—
Total	1,001,019	575,258	464,124	269,313	226,856	341,110	—	2,877,680
Commercial Real Estate
Pass	2,482,366	990,887	358,422	186,800	28,758	—	602,412	4,649,645
Special Mention	—	32,351	12,138	16,487	15,000	—	—	75,976
Substandard	—	—	12,575	18,043	23,507	—	1,298	55,423
Doubtful	—	—	—	—	—	—	—	—
Total	2,482,366	1,023,238	383,135	221,330	67,265	—	603,710	4,781,044
Commercial & Industrial - Non-RE
Pass	435,228	66,226	25,629	61,932	9,268	—	1,388,435	1,986,718
Special Mention	13	—	—	186	710	—	—	909
Substandard	2,988	28,359	9,154	—	—	—	—	40,501
Doubtful	—	—	—	—	—	—	—	—
Total	438,229	94,585	34,783	62,118	9,978	—	1,388,435	2,028,128
Auto & Consumer
Pass	352,468	107,882	43,377	37,008	16,147	8,891	—	565,773
Special Mention	204	188	24	110	—	1	—	527
Substandard	157	311	224	205	25	6	—	928
Doubtful	—	—	—	—	—	—	—	—
Total	352,829	108,381	43,625	37,323	16,172	8,898	—	567,228
Other
Pass	3,057	6,185	—	—	1,091	721	—	11,054
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	46	—	—	34	—	80
Doubtful	—	—	—	—	—	—	—	—
Total	3,057	6,185	46	—	1,091	755	—	11,134
Total
Pass	5,756,965	2,340,720	1,259,387	848,900	554,060	874,328	2,232,772	13,867,132
Special Mention	1,417	32,539	17,486	19,827	19,835	11,940	38,637	141,681
Substandard	3,145	36,730	60,270	46,268	36,795	60,357	1,298	244,863
Doubtful	—	—	—	—	—	—	—	—
Total	$5,761,527	$2,409,989	$1,337,143	$914,995	$610,690	$946,625	$2,272,707	$14,253,676
As a % of total gross loans	40.42%	16.91%	9.38%	6.42%	4.28%	6.64%	15.95%	100.0%
The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses and evaluates credit quality based on the aging status of its loans. Certain short-term loans do not have a fixed maturity date and are treated as delinquent if not paid in full 90 days after the origination date.

The outstanding unpaid balance of loans past due 30 days or more by portfolio class are:

	March 31, 2023
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single Family-Mortgage & Warehouse	$13,976	$22,447	$34,203	$70,626
Multifamily and Commercial Mortgage	4,224	8,112	29,154	41,490
Commercial Real Estate	—	—	14,852	14,852
Auto & Consumer	4,949	1,431	1,411	7,791
Other	90	53	2,535	2,678
Total	$23,239	$32,043	$82,155	$137,437
As a % of total gross loans	0.15%	0.20%	0.51%	0.86%

	June 30, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Single Family-Mortgage & Warehouse	$5,167	$1,518	$63,286	$69,971
Multifamily and Commercial Mortgage	9,455	2,115	26,556	38,126
Commercial Real Estate	—	14,852	—	14,852
Auto & Consumer	4,865	1,009	466	6,340
Other	413	—	193	606
Total	$19,900	$19,494	$90,501	$129,895
As a % of total gross loans	0.14%	0.14%	0.63%	0.91%
Loans reaching 90+ days past due are placed on non-accrual as required under Company policy. No loans 90+ days past due were still accruing interest as of March 31, 2023 and June 30, 2022.
Loans in process of foreclosure were $24.0 million and $20.7 million as of March 31, 2023 and June 30, 2022, respectively.

Unfunded Loan Commitment Reserves
Unfunded loan commitment reserves are included in “Accounts payable and other liabilities” in the unaudited Condensed Consolidated Balance Sheets. Provisions for the unfunded loan commitments are included in the unaudited Condensed Consolidated Statements of Income in “General and administrative expenses”.
The following tables present a summary of the activity in the unfunded loan commitment reserves for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
BALANCE—beginning January 1	$10,474	$8,723
Provision (benefit)	—	1,000
BALANCE—end March 31	$10,474	$9,723

	Nine Months Ended March 31,
(Dollars in thousands)	2023	2022
BALANCE—beginning July 1	$10,973	$5,723
Provision (benefit)	(499)	4,000
BALANCE—end March 31	$10,474	$9,723

6.    STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
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
At March 31, 2023, 1,347,923 shares of common stock remained available for issuance pursuant to grant awards under the 2014 Plan and unrecognized compensation expense related to non-vested awards aggregated to $50.4 million and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year remainder:
Remainder of fiscal year 2023	$7,113
2024	22,261
2025	14,418
2026	5,561
2027	832
Thereafter	194
Total	$50,379

The following table presents the status and changes in restricted stock units for the periods indicated:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2022	1,350,763	$41.16
Granted	735,938	38.52
Vested	(480,811)	34.17
Forfeited	(59,166)	40.56
Non-vested balance at March 31, 2023	1,546,724	$42.10
    The total fair value of shares vested for the three and nine months ended March 31, 2023 was $7.6 million and $19.7 million, respectively. The total fair value of shares vested for the three and nine months ended March 31, 2022 was $9.7 million and $24.6 million, respectively. The weighted-average remaining time period until vesting for restricted stock units as of March 31, 2023 was 1.3 years.
Common Stock Repurchases. During the three and nine months ended March 31, 2023, the Company repurchased $31.6 million of common stock at an average price of $37.22 per share. On April 26, 2023, the Board of Directors of the Company authorized a program to repurchase up to $100 million of its common stock. The new share repurchase authorization is in addition to the existing share repurchase plan approved on August 2, 2019, which had approximately $21 million remaining as of March 31, 2023. For additional information regarding the Company’s common stock repurchases, see Note 15—“Stockholders’ Equity” contained in the 2022 Form 10-K.

7.    EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Earnings Per Common Share
Net income	$79,850	$61,823	$219,809	$182,820
Average common shares issued and outstanding	59,930,634	59,542,128	59,928,263	59,476,488
Earnings per common share	$1.33	$1.04	$3.67	$3.07
Diluted Earnings Per Common Share
Net income	$79,850	$61,823	$219,809	$182,820
Average common shares issued and outstanding	59,930,634	59,542,128	59,928,263	59,476,488
Dilutive effect of average unvested RSUs	696,766	1,069,831	667,151	1,128,998
Total dilutive common shares outstanding	60,627,400	60,611,959	60,595,414	60,605,486
Diluted earnings per common share	$1.32	$1.02	$3.63	$3.02
8.    COMMITMENTS AND CONTINGENCIES
Operating Leases. The Company leases office space under operating lease agreements scheduled to expire at various dates. The following table represents maturities of lease liabilities as of March 31, 2023 in the corresponding fiscal years:

(Dollars in thousands)
Remainder of fiscal year 2023	$2,747
2024	11,119
2025	11,296
2026	10,967
2027	11,031
Thereafter	29,861
Total lease payments	77,021
Less: amount representing interest	(7,291)
Total lease liability	$69,730
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
At March 31, 2023, the Company had unfunded commitments of $57.5 million in fixed rate loans and $2,816.0 million in variable rate loans, totaling an aggregate principal balance of $2,873.5 million. At March 31, 2023, the Company’s fixed rate commitments to originate had a weighted-average rate of 8.09%. At March 31, 2023, the Company also had commitments to sell $8.5 million in fixed rate loans and no commitments to sell variable rate loans.
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
The United States District Court for the Southern District of California ordered the six above-referenced derivative actions pending before it to be consolidated and appointed lead counsel in the consolidated action. The matter has been stayed pending resolution of post-trial motions filed in a wrongful termination lawsuit upon which the derivative actions are based. The two derivative actions pending before the San Diego County Superior Court were dismissed without prejudice by court order entered on March 29, 2023, pursuant to a stipulation by the parties.
On October 26, 2022, a jury verdict was reached in the case of MUFG Union Bank, N.A. v. Axos Bank, et al, awarding damages to Union Bank. Such verdict has yet to be reduced to judgment. On November 28, 2022, the Company filed a post-trial motion requesting, among other relief, that the court set aside the verdict and direct a verdict for defendants. On March 29, 2023, the court held a hearing on such motions and while denying other relief sought by defendants, held that (1) a related settlement between the plaintiff and Epiq Systems, Inc. must be applied to reduce the verdict prior to prejudgment interest calculations, thereby reducing the net award for tortious interference from $15.8 million to $7.8 million; and (2) pre-judgment interest must be calculated from the mid-point between April 3, 2018, and the date of the judgment to the net tortious interference award. The court’s calculation methodology with respect to pre-judgment interest will save defendants approximately half of the statutory pre-judgement interest that would otherwise be due. The Company continues to believe that the evidence supports the defendants’ understanding of the facts and that meritorious defenses exist to substantially all claims made by Union Bank. In addition, the Company believes that there exist substantial grounds for appeal. The Company recorded a $16 million accrued expense in accounts payable and other liabilities on the condensed consolidated balance sheets and in general and administrative expense on the condensed consolidated statements of income as of and for the nine months ended March 31, 2023, respectively. Given the uncertainty of the appellate process, the potential for an appeal by the plaintiff, and other factors that are similarly unknown or currently unquantifiable, the Company has maintained its accrual at March 31, 2023.

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
In order to reconcile the two segments to the unaudited condensed consolidated totals, the Company includes parent-only activities and intercompany eliminations. The following tables present the operating results, goodwill, and assets of the segments:

	For the Three Months Ended March 31, 2023
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$196,249	$6,335	$(3,602)	$198,982
Provision for credit losses	5,500	—	—	5,500
Non-interest income	10,685	38,298	(16,737)	32,246
Non-interest expense	98,252	25,138	(12,346)	111,044
Income before taxes	$103,182	$19,495	$(7,993)	$114,684

	For the Three Months Ended March 31, 2022
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$147,828	$3,377	$(1,667)	$149,538
Provision for credit losses	4,500	—	—	4,500
Non-interest income	15,741	15,609	(2,576)	28,774
Non-interest expense	65,076	20,242	1,501	86,819
Income before taxes	$93,993	$(1,256)	$(5,744)	$86,993

	For the Nine Months Ended March 31, 2023
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$574,524	$15,486	$(10,643)	$579,367
Provision for credit losses	17,750	—	—	17,750
Non-interest income	31,954	103,467	(47,638)	87,783
Non-interest expense	295,332	74,924	(35,597)	334,659
Income before taxes	$293,396	$44,029	$(22,684)	$314,741

	For the Nine Months Ended March 31, 2022
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$432,328	$14,059	$(4,639)	$441,748
Provision for credit losses	12,500	—	—	12,500
Non-interest income	46,864	45,169	(5,770)	86,263
Non-interest expense	190,250	61,169	5,850	257,269
Income before taxes	$276,442	$(1,941)	$(16,259)	$258,242

	As of March 31, 2023
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$61,952	$—	$97,673
Total Assets	$18,940,271	$765,295	$76,915	$19,782,481

	As of June 30, 2022
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$59,953	$—	$95,674
Total Assets	$16,002,714	$1,328,558	$69,893	$17,401,165
Revenue Information. The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606 for the periods indicated. For further information of the Company’s recognition of revenue and Topic 606 see Note 1—“Organizations and Summary of Significant Accounting Policies” contained in the 2022 Form 10-K.

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2023	2022	2023	2022
Advisory fee income	$6,879	$7,739	$20,821	$21,078
Broker-dealer clearing fees	6,228	4,387	15,886	15,400
Deposit service fees	623	613	3,931	3,645
Card fees	737	946	3,670	2,910
Bankruptcy trustee and fiduciary service fees	1,566	877	4,506	2,725
Non-interest income (in-scope Topic 606)	16,033	14,562	48,814	45,758
Non-interest income (out-of-scope Topic 606)	16,213	14,212	38,969	40,505
Total non-interest income	$32,246	$28,774	$87,783	$86,263

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
Some matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, the Company’s financial prospects and other projections of our performance and asset quality, our deposit balances and capital ratios, our ability to continue to grow profitably and increase our business, our ability to continue to diversify lending and deposit franchises, the anticipated timing and financial performance of other offerings, initiatives, and acquisitions, expectations of the environment in which we operate and projections of future performance. Actual results and the timing of events could differ materially from those expressed or implied in such forward-looking statements as a result of risks and uncertainties, including without limitation our ability to successfully integrate acquisitions and realize the anticipated benefits of the transactions, changes in the interest rate environment, monetary policy, inflation, government regulation, general economic conditions, changes in the competitive marketplace, conditions in the real estate markets in which we operate, risks associated with credit quality, our ability to attract and retain deposits and access other sources of liquidity, and the outcome and effects of litigation and other factors beyond our reasonable control. These and other risks and uncertainties are discussed under the heading “Item 1A. Risk Factors” herein and in our 2022 Form 10-K, as supplemented by our Quarterly Report on Form 10-Q for the period ended December 31, 2022, which have been filed with the SEC, could case actual results to differ materially from those expressed or implied in any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. All forward-looking statements are qualified in their entirety by this cautionary statement, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.
General
Our Company is a diversified financial services company with approximately $19.8 billion in assets. Axos Bank (the “Bank”) provides consumer and business banking products through its online, low-cost distribution channels and affinity partners. Our Bank has deposit and loan customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, small-to-medium size businesses in target sectors, and automobiles. Our Bank generates fee income from consumer and business products including fees from loans originated for sale, deposit account service fees as well as technology and payment transaction processing fees. Our securities products and services are offered through Axos Clearing LLC (“Axos Clearing”) and its business division Axos Advisor Services (“AAS”) and Axos Invest, Inc. (“Axos Invest”), which generate interest and fee income by providing comprehensive securities clearing and custody services to introducing broker-dealers and registered investment advisor correspondents and digital investment advisory services to retail investors, respectively. Axos Invest LLC is an introducing broker-dealer which supports direct trading. Axos Financial, Inc.’s common stock is listed on the New York Stock Exchange and is a component of the Russell 2000® Index, the KBW Nasdaq Financial Technology Index, the S&P SmallCap 600® Index, the KBW Nasdaq Financial Technology Index, and the Travillian Tech-Forward Bank Index.

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
Banking Business. The Banking Business segment includes a broad range of banking services including online banking, concierge banking, and mortgage, vehicle and unsecured lending through online, low-cost distribution channels to serve the needs of consumers and small businesses nationally. Our deposit products consist of demand, savings, money market and time deposit accounts. In addition, the Banking Business segment focuses on providing deposit products nationwide to industry verticals (e.g., Title and Escrow), cash management products to a variety of businesses, and commercial & industrial and commercial real estate lending to clients. The Banking Business segment includes a bankruptcy trustee and fiduciary service that provides specialized software and consulting services to Chapter 7 bankruptcy and non-Chapter 7 trustees and fiduciaries.
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
Below is a reconciliation of net income, the nearest compatible GAAP measure, to adjusted earnings and adjusted EPS (Non-GAAP) for the periods shown:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share amounts)	2023	2022	2023	2022
Net income	$79,850	$61,823	$219,809	$182,820
Acquisition-related costs	2,846	2,803	8,169	8,676
Other costs[1]	—	—	16,000	—
Tax effects of adjustments	(864)	(811)	(7,290)	(2,534)
Adjusted earnings (Non-GAAP)	$81,832	$63,815	$236,688	$188,962
Adjusted EPS (Non-GAAP)	$1.35	$1.05	$3.91	$3.12
1.Other costs for the nine months ended March 31, 2023 reflect an accrual in the first quarter of 2023 as a result of an adverse legal judgement that has not been finalized.
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
Below is a reconciliation of total stockholders’ equity, the nearest compatible GAAP measure, to tangible book value (Non-GAAP) as of the dates indicated:

	March 31,
(Dollars in thousands)	2023	2022
Common stockholders’ equity	$1,844,104	$1,585,585
Less: mortgage servicing rights, carried at fair value	25,396	23,519
Less: goodwill and other intangible assets	154,928	159,150
Tangible common stockholders’ equity (Non-GAAP)	$1,663,780	$1,402,916
Common shares outstanding at end of period	59,355,124	59,662,795
Tangible book value per common share (Non-GAAP)	$28.03	$23.51

SELECTED FINANCIAL INFORMATION
The following tables set forth certain selected financial information concerning the periods indicated:
AXOS FINANCIAL, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands)	March 31, 2023	June 30, 2022	March 31, 2022
Selected Balance Sheet Data:
Total assets	$19,782,481	$17,401,165	$16,080,950
Loans—net of allowance for credit losses	15,836,255	14,091,061	13,093,603
Loans held for sale, carried at fair value	7,920	4,973	19,611
Loans held for sale, lower of cost or fair value	303	10,938	11,182
Allowance for credit losses - loans	161,293	148,617	143,372
Securities—trading	400	1,758	366
Securities—available-for-sale	279,612	262,518	229,510
Securities borrowed	87,293	338,980	274,644
Customer, broker-dealer and clearing receivables	323,359	417,417	510,561
Total deposits	16,738,869	13,946,422	12,733,002
Advances from the FHLB	90,000	117,500	152,500
Borrowings, subordinated debentures and other borrowings	334,330	445,244	381,682
Securities loaned	114,613	474,400	447,748
Customer, broker-dealer and clearing payables	406,092	511,654	543,905
Total stockholders’ equity	1,844,104	1,642,973	1,585,585

Capital Ratios:
Equity to assets at end of period	9.32%	9.44%	9.86%
Axos Financial, Inc.:
Tier 1 leverage (to adjusted average assets)	9.29%	9.25%	9.43%
Common equity tier 1 capital (to risk-weighted assets)	10.71%	9.86%	10.23%
Tier 1 capital (to risk-weighted assets)	10.71%	9.86%	10.23%
Total capital (to risk-weighted assets)	13.63%	12.73%	13.30%
Axos Bank:
Tier 1 leverage (to adjusted average assets)	10.17%	10.65%	10.51%
Common equity tier 1 capital (to risk-weighted assets)	11.55%	11.24%	11.43%
Tier 1 capital (to risk-weighted assets)	11.55%	11.24%	11.43%
Total capital (to risk-weighted assets)	12.40%	12.01%	12.24%
Axos Clearing LLC:
Net capital	$79,459	$38,915	$39,109
Excess capital	$74,377	$32,665	$31,612
Net capital as a percentage of aggregate debit items	31.27%	12.45%	10.43%
Net capital in excess of 5% aggregate debit items	$66,755	$23,290	$20,369

AXOS FINANCIAL, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	At or for the Three Months Ended		At or for the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Selected Income Statement Data:
Interest and dividend income	$307,334	$160,181	$810,708	$475,567
Interest expense	108,352	10,643	231,341	33,819
Net interest income	198,982	149,538	579,367	441,748
Provision for credit losses	5,500	4,500	17,750	12,500
Net interest income after provision for credit losses	193,482	145,038	561,617	429,248
Non-interest income	32,246	28,774	87,783	86,263
Non-interest expense	111,044	86,819	334,659	257,269
Income before income tax expense	114,684	86,993	314,741	258,242
Income tax expense	34,834	25,170	94,932	75,422
Net income	$79,850	$61,823	$219,809	$182,820

Per Common Share Data:
Net income:
Basic	$1.33	$1.04	$3.67	$3.07
Diluted	$1.32	$1.02	$3.63	$3.02
Adjusted earnings per common share (Non-GAAP)[1]	$1.35	$1.05	$3.91	$3.12
Book value per common share	$31.07	$26.58	$31.07	$26.58
Tangible book value per common share (Non-GAAP)[1]	$28.03	$23.51	$28.03	$23.51

Weighted average number of common shares outstanding:
Basic	59,930,634	59,542,128	59,928,263	59,476,488
Diluted	60,627,400	60,611,959	60,595,414	60,605,486
Common shares outstanding at end of period	59,355,124	59,662,795	59,355,124	59,662,795
Common shares issued at end of period	69,340,533	68,617,410	69,340,533	68,617,410

Performance Ratios and Other Data:
Loan originations for investment	$1,735,651	$2,363,599	$6,235,451	$6,981,749
Loan originations for sale	45,200	166,327	158,500	569,614
Return on average assets	1.71%	1.59%	1.60%	1.63%
Return on average common stockholders’ equity	17.42%	15.89%	16.73%	16.33%
Interest rate spread[2]	3.46%	3.84%	3.57%	3.93%
Net interest margin[3]	4.42%	4.02%	4.41%	4.11%
Net interest margin[3] – Banking Business Segment	4.50%	4.21%	4.56%	4.33%
Efficiency ratio[4]	48.02%	51.26%	50.16%	48.72%
Efficiency ratio[4] – Banking Business Segment	47.48%	39.79%	48.70%	39.70%

Asset Quality Ratios:
Net annualized charge-offs to average loans	0.04%	0.05%	0.04%	0.02%
Non-performing loans and leases to total loans	0.60%	1.05%	0.60%	1.05%
Non-performing assets to total assets	0.51%	0.87%	0.51%	0.87%
Allowance for credit losses - loans to total loans held for investment	1.01%	1.08%	1.01%	1.08%
Allowance for credit losses - loans to non-performing loans	168.12%	103.33%	168.12%	103.33%
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

RESULTS OF OPERATIONS
Comparison of the Three and Nine Months Ended March 31, 2023 and 2022
For the three months ended March 31, 2023, we had net income of $79.9 million, or $1.32 per diluted share, compared to net income of $61.8 million, or $1.02 per diluted share, for the three months ended March 31, 2022. For the nine months ended March 31, 2023, we had net income of $219.8 million, or $3.63 per diluted share, compared to net income of $182.8 million, or $3.02 per diluted share for the nine months ended March 31, 2022.
Net Interest Income
Net interest income for the three and nine months ended March 31, 2023 totaled $199.0 million and $579.4 million, an increase of 33.1% and 31.2%, compared to net interest income of $149.5 million and $441.7 million for the three and nine months ended March 31, 2022, respectively. The increases for the three and nine months were primarily due to higher rates earned and higher average balances in the loan portfolio, partially offset by higher rates paid on deposits and increased deposit balances.
Total interest and dividend income during the three and nine months ended March 31, 2023 increased 91.9% to $307.3 million and 70.5% to $810.7 million, compared to $160.2 million and $475.6 million during the three and nine months ended March 31, 2022, respectively. The increases in interest and dividend income for the three and nine months ended March 31, 2023 were primarily attributable to higher rates earned, higher average balances in the loan portfolio and higher rates on deposits placed with other financial institutions.
Total interest expense was $108.4 million for the three months ended March 31, 2023, an increase of $97.7 million or 918.1% compared with the three months ended March 31, 2022. Total interest expense was $231.3 million for the nine months ended March 31, 2023, an increase of $197.5 million or 584.1% compared with the nine months ended March 31, 2022. The increases for the three and nine months ended March 31, 2023 were primarily attributable to higher rates paid on deposits. Also contributing to the increase was increased average balances of deposits and higher rates paid on FHLB advances.
Net interest margin, defined as annualized net interest income divided by average earning assets, increased 40 basis points to 4.42% for the three months ended March 31, 2023 from 4.02% for the three months ended March 31, 2022, and increased 30 basis points to 4.41% for the nine months ended March 31, 2023 from 4.11% for the nine months ended March 31, 2022. During the three and nine months ended March 31, 2023, the primary contributor to the 40 and 30 basis point increases, respectively, was the increase in interest-earning balances and rates, primarily loans, outpacing the increased cost of our deposits and other funding liabilities.

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

	For the Three Months Ended
	March 31,
	2023			2022
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$15,842,029	$279,864	7.07%	$12,842,705	$153,873	4.79%
Interest-earning deposits in other financial institutions	1,551,428	18,014	4.64%	1,286,665	671	0.21%
Mortgage-backed and other investment securities[4]	263,914	3,978	6.03%	162,400	1,546	3.81%
Securities borrowed and margin lending[5]	335,125	5,137	6.13%	563,018	3,833	2.72%
Stock of the regulatory agencies	19,457	341	7.01%	21,333	258	4.84%
Total interest-earning assets	18,011,953	307,334	6.83%	14,876,121	160,181	4.31%
Non-interest-earning assets	642,308			731,997
Total assets	$18,654,261			$15,608,118
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$10,707,667	$89,772	3.35%	$6,922,600	$3,808	0.22%
Time deposits	1,181,342	8,667	2.93%	1,194,452	3,116	1.04%
Securities loaned	198,814	1,307	2.63%	365,808	152	0.17%
Advances from the FHLB	429,689	4,454	4.15%	289,289	973	1.35%
Borrowings, subordinated notes and debentures	338,175	4,152	4.91%	295,910	2,594	3.51%
Total interest-bearing liabilities	12,855,687	108,352	3.37%	9,068,059	10,643	0.47%
Non-interest-bearing demand deposits	3,312,618			4,210,508
Other non-interest-bearing liabilities	652,524			772,800
Stockholders’ equity	1,833,432			1,556,751
Total liabilities and stockholders’ equity	$18,654,261			$15,608,118
Net interest income		$198,982			$149,538
Interest rate spread[6]			3.46%			3.84%
Net interest margin[7]			4.42%			4.02%
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
7Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

	For the Nine Months Ended
	March 31,
	2023			2022
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$15,348,412	$743,863	6.46%	$12,202,523	$452,518	4.94%
Interest-earning deposits in other financial institutions	1,483,191	40,975	3.68%	1,232,100	1,904	0.21%
Mortgage-backed and other investment securities[4]	261,282	10,854	5.54%	152,623	4,304	3.76%
Securities borrowed and margin lending[5]	399,246	13,842	4.62%	718,956	16,050	2.98%
Stock of the regulatory agencies	22,161	1,174	7.06%	20,845	791	5.06%
Total interest-earning assets	17,514,292	810,708	6.17%	14,327,047	475,567	4.43%
Non-interest-earning assets	799,594			624,184
Total assets	$18,313,886			$14,951,231
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$9,466,664	$182,509	2.57%	$6,683,286	$11,674	0.23%
Time deposits	1,161,502	19,783	2.27%	1,297,870	10,767	1.11%
Securities loaned	343,561	3,317	1.29%	489,189	621	0.17%
Advances from the FHLB	534,411	12,121	3.02%	285,547	2,962	1.38%
Borrowings, subordinated notes and debentures	364,521	13,611	4.98%	264,523	7,795	3.93%
Total interest-bearing liabilities	11,870,659	231,341	2.60%	9,020,415	33,819	0.50%
Non-interest-bearing demand deposits	3,916,959			3,678,067
Other non-interest-bearing liabilities	773,961			760,083
Stockholders’ equity	1,752,307			1,492,666
Total liabilities and stockholders’ equity	$18,313,886			$14,951,231
Net interest income		$579,367			$441,748
Interest rate spread[6]			3.57%			3.93%
Net interest margin[7]			4.41%			4.11%
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

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
	2023 vs 2022			2023 vs 2022
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
Increase / (decrease) in interest income:
Loans	$41,470	$84,521	$125,991	$132,822	$158,523	$291,345
Interest-earning deposits in other financial institutions	168	17,175	17,343	475	38,596	39,071
Mortgage-backed and other investment securities	1,259	1,173	2,432	3,934	2,616	6,550
Securities borrowed and margin lending	(2,025)	3,329	1,304	(8,891)	6,683	(2,208)
Stock of the regulatory agencies	(25)	108	83	53	330	383
	$40,847	$106,306	$147,153	$128,393	$206,748	$335,141
Increase / (decrease) in interest expense:
Interest-bearing demand and savings	$3,182	$82,782	$85,964	$6,718	$164,117	$170,835
Time deposits	(34)	5,585	5,551	(1,239)	10,255	9,016
Securities loaned	(102)	1,257	1,155	(239)	2,935	2,696
Advances from the FHLB	660	2,821	3,481	3,875	5,284	9,159
Borrowings, subordinated notes and debentures	411	1,147	1,558	3,408	2,408	5,816
	$4,117	$93,592	$97,709	$12,523	$184,999	$197,522

Provision for Credit Losses
The provision for credit losses was $5.5 million for the three months ended March 31, 2023 compared to $4.5 million for the three months ended March 31, 2022. The provision for credit losses was $17.8 million for the nine months ended March 31, 2023 compared to $12.5 million for the nine months ended March 31, 2022. The provision for credit losses for the three and nine months ended March 31, 2023 was primarily driven by loan growth, changes in the macroeconomic environment, and changes in loan product mix. Provisions for credit losses are charged to income to bring the allowance for credit losses - loans to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Asset Quality and Allowance for Credit Losses - Loans.”

Non-Interest Income
The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
(Dollars in thousands)	2023	2022	Inc (Dec)	2023	2022	Inc (Dec)
Broker-dealer fee income	$13,745	$5,174	$8,571	$32,735	$17,968	$14,767
Advisory fee income	6,879	7,739	(860)	20,821	21,078	(257)
Banking and service fees	8,443	7,278	1,165	25,100	22,444	2,656
Mortgage banking income	1,107	5,790	(4,683)	5,113	15,700	(10,587)
Prepayment penalty fee income	2,072	2,793	(721)	4,014	9,073	(5,059)
Total non-interest income	$32,246	$28,774	$3,472	$87,783	$86,263	$1,520
Non-interest income increased $3.5 million to $32.2 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily the result of higher broker-dealer fee income driven by higher rates earned on cash sorting balances at non-affiliated banks, partially offset by lower average cash sorting balances. Also contributing to the increase was higher banking and service fees. The overall increase was partially offset by lower mortgage banking income from the impact of changes in the fair value of our MSRs, as well as higher mortgage rates contributing to lower originations. Also contributing to the offset was lower prepayment penalty fee income due to slower prepayments and a decrease in advisory fee income primarily due to lower average assets under custody.
Non-interest income increased $1.5 million to $87.8 million for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. The increase was primarily the result of higher broker-dealer fee income driven by higher rates earned on cash sorting balances at non-affiliated banks. Also contributing to the increase was higher banking and service fees. The overall increase was partially offset by lower mortgage banking income as higher mortgage rates contributed to lower originations, and the impact of changes in the fair value of our MSRs. Also contributing to the offset was lower prepayment penalty fee income due to slower prepayments.
Non-Interest Expense
    The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
(Dollars in thousands)	2023	2022	Inc (Dec)	2023	2022	Inc (Dec)
Salaries and related costs	$53,046	$43,133	$9,913	$149,762	$123,849	$25,913
Data processing	15,808	12,274	3,534	44,462	36,565	7,897
Depreciation and amortization	5,671	6,061	(390)	17,722	18,574	(852)
Advertising and promotional	11,786	3,357	8,429	29,055	10,131	18,924
Professional services	6,747	4,346	2,401	23,289	14,834	8,455
Occupancy and equipment	3,873	3,742	131	11,610	10,265	1,345
FDIC and regulatory fees	3,859	3,115	744	11,163	7,856	3,307
Broker-dealer clearing charges	3,356	3,561	(205)	9,924	11,244	(1,320)
General and administrative expense	6,898	7,230	(332)	37,672	23,951	13,721
Total non-interest expenses	$111,044	$86,819	$24,225	$334,659	$257,269	$77,390
Non-interest expense was $111.0 million for the three months ended March 31, 2023, compared to $86.8 million for the three months ended March 31, 2022. Non-interest expense was $334.7 million for the nine months ended March 31, 2023, up from $257.3 million for the nine months ended March 31, 2022. The increases for the three and the nine months ended March 31, 2023 were primarily due to higher salaries and related costs, advertising and promotional expenses, data processing, professional services, and for the nine months ended March 31, 2023, higher general and administrative expenses.
Total salaries and related costs increased $9.9 million to $53.0 million for the three months ended March 31, 2023 compared to $43.1 million for the three months ended March 31, 2022 and increased $25.9 million to $149.8 million for the nine months ended March 31, 2023 compared to $123.8 million for the nine months ended March 31, 2022. The increases in compensation expense for the three and nine months ended March 31, 2023 were primarily due to increased headcount and salaries. Our headcount increased 13% to 1,466 at March 31, 2023 from 1,294 at March 31, 2022.

Data processing expense increased $3.5 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, and increased $7.9 million for the nine months ended March 31, 2023 compared to the nine month period ended March 31, 2022, primarily due to enhancements to customer interfaces and the Company’s processing systems.
Depreciation and amortization expense decreased $0.4 million and $0.9 million for the three and nine months ended March 31, 2023, compared to the three and nine months ended March 31, 2022, respectively. The decreases for the three and nine months ended March 31, 2023 were primarily due to certain capitalized software becoming fully depreciated.
Advertising and promotional expense increased $8.4 million and $18.9 million for the three and nine months ended March 31, 2023, compared to the three and nine months ended March 31, 2022, respectively. The increase was primarily due to increased lead generation and deposit marketing costs.
Professional services expense increased $2.4 million and $8.5 million for the three and nine months ended March 31, 2023, compared to the three and nine months ended March 31, 2022, respectively. The increase for the three and nine months ended March 31, 2023 was primarily due to higher consulting expenses and for the nine months ended March 31, 2023, the increase was also attributable to higher legal expenses related to litigation.
Occupancy and equipment expense increased by $0.1 million and $1.3 million for the three and nine months ended March 31, 2023 compared to the three and nine months ended March 31, 2022, respectively. The increases for the three and nine months ended March 31, 2023 were primarily due to growth in our office footprint and annual increases on our existing office space.

Our cost of FDIC and regulatory fees increased by $0.7 million and $3.3 million for the three and nine months ended March 31, 2023, compared to the three and nine months ended March 31, 2022, respectively. The changes were due to balance sheet growth and changes in product mix at the Bank. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.
Broker-dealer clearing charges decreased by $0.2 million and $1.3 million for the three and nine months ended March 31, 2023, compared to the three and nine months ended March 31, 2022, respectively, primarily due to reduced customer trading activity in the current year periods.
General and administrative costs decreased by $0.3 million and increased by $13.7 million for the three and nine months ended March 31, 2023, compared to the three and nine months ended March 31, 2022, respectively. The decrease for the three months ended March 31, 2023 was primarily due to no provision for credit losses for unfunded commitments in the three months ended March 31, 2023 compared to a provision for credit losses for unfunded commitments of $1.0 million in the three months ended March 31, 2022. The increase for the nine months ended March 31, 2023 was primarily attributable to a $16.0 million accrual in the first quarter of 2023 as a result of an adverse legal judgement that has not been finalized, partially offset by a net benefit for credit losses for unfunded commitments of $0.5 million in the nine months ended March 31, 2023, compared to a provision of $4.0 million for the nine months ended March 31, 2022.
Provision for Income Taxes
Income tax expense was $34.8 million for the three months ended March 31, 2023 compared to $25.2 million for the three months ended March 31, 2022 and $94.9 million for the nine months ended March 31, 2023 compared to $75.4 million for the nine months ended March 31, 2022. Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended March 31, 2023 and 2022 were 30.37% and 28.93%, respectively. Our effective income tax rates for the nine months ended March 31, 2023 and 2022 were 30.16% and 29.21%, respectively.
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

	For the Three Months Ended March 31, 2023
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$196,249	$6,335	$(3,602)	$198,982
Provision for credit losses	5,500	—	—	5,500
Non-interest income	10,685	38,298	(16,737)	32,246
Non-interest expense	98,252	25,138	(12,346)	111,044
Income before taxes	$103,182	$19,495	$(7,993)	$114,684

	For the Three Months Ended March 31, 2022
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$147,828	$3,377	$(1,667)	$149,538
Provision for credit losses	4,500	—	—	4,500
Non-interest income	15,741	15,609	(2,576)	28,774
Non-interest expense	65,076	20,242	1,501	86,819
Income before taxes	$93,993	$(1,256)	$(5,744)	$86,993

	For the Nine Months Ended March 31, 2023
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$574,524	$15,486	$(10,643)	$579,367
Provision for credit losses	17,750	—	—	17,750
Non-interest income	31,954	103,467	(47,638)	87,783
Non-interest expense	295,332	74,924	(35,597)	334,659
Income before taxes	$293,396	$44,029	$(22,684)	$314,741

	For the Nine Months Ended March 31, 2022
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$432,328	$14,059	$(4,639)	$441,748
Provision for credit losses	12,500	—	—	12,500
Non-interest income	46,864	45,169	(5,770)	86,263
Non-interest expense	190,250	61,169	5,850	257,269
Income before taxes	$276,442	$(1,941)	$(16,259)	$258,242
Banking Business
For the three months ended March 31, 2023, our Banking Business segment had income before taxes of $103 million compared to income before taxes of $94.0 million for the three months ended March 31, 2022. For the nine months ended March 31, 2023, the Banking Business segment had income before taxes of $293 million compared to income before taxes of $276.4 million for the nine months ended March 31, 2022. For the three and nine months ended March 31, 2023, the increase in income before taxes compared to the three and nine months ended March 31, 2022, was mainly due to higher net interest income, partially offset by higher non-interest expense and lower non-interest income.

We consider the ratios shown in the table below to be key indicators of the performance of our Banking Business segment:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Efficiency ratio	47.48%	39.79%	48.70%	39.70%
Return on average assets	1.61%	1.84%	1.59%	1.89%
Interest rate spread	3.55%	4.06%	3.71%	4.17%
Net interest margin	4.50%	4.21%	4.56%	4.33%
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

	For the Three Months Ended
	March 31,
	2023			2022
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$15,819,777	$279,583	7.07%	$12,804,231	$153,363	4.79%
Interest-earning deposits in other financial institutions	1,315,843	15,257	4.64%	1,042,552	483	0.19%
Mortgage-backed and other investment securities[4]	271,084	4,013	5.92%	185,952	1,661	3.57%
Stock of the regulatory agencies	19,457	338	6.95%	18,215	258	5.67%
Total interest-earning assets	17,426,161	299,191	6.87%	14,050,950	155,765	4.43%
Non-interest-earning assets	356,996			297,950
Total assets	$17,783,157			$14,348,900
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$10,806,346	$89,822	3.32%	$6,999,385	$3,848	0.22%
Time deposits	1,181,342	8,667	2.93%	1,194,452	3,116	1.04%
Advances from the FHLB	429,689	4,454	4.15%	289,289	973	1.35%
Borrowings, subordinated notes and debentures	57	—	—%	33	—	—%
Total interest-bearing liabilities	12,417,434	102,943	3.32%	8,483,159	7,937	0.37%
Non-interest-bearing demand deposits	3,380,441			4,269,702
Other non-interest-bearing liabilities	182,502			135,237
Stockholders’ equity	1,802,780			1,460,802
Total liabilities and stockholders’ equity	$17,783,157			$14,348,900
Net interest income		$196,248			$147,828
Interest rate spread[5]			3.55%			4.06%
Net interest margin[6]			4.50%			4.21%
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
6Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

	For the Nine Months Ended
	March 31,
	2023			2022
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$15,324,641	$742,902	6.46%	$12,163,066	$451,166	4.95%
Interest-earning deposits in other financial institutions	1,201,771	34,014	3.77%	961,393	1,196	0.17%
Mortgage-backed and other investment securities[4]	270,573	10,999	5.42%	176,570	4,665	3.52%
Stock of the regulatory agencies	22,161	1,167	7.02%	17,811	788	5.90%
Total interest-earning assets	16,819,146	789,082	6.26%	13,318,840	457,815	4.58%
Non-interest-earning assets	336,842			295,401
Total assets	$17,155,988			$13,614,241
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$9,544,778	$182,654	2.55%	$6,742,803	$11,758	0.23%
Time deposits	1,161,502	19,783	2.27%	1,297,870	10,767	1.11%
Advances from the FHLB	534,411	12,121	3.02%	285,547	2,962	1.38%
Borrowings, subordinated notes and debentures	37	—	—%	113	—	—%
Total interest-bearing liabilities	11,240,728	214,558	2.55%	8,326,333	25,487	0.41%
Non-interest-bearing demand deposits	3,992,906			3,760,771
Other non-interest-bearing liabilities	187,976			142,212
Stockholders’ equity	1,734,378			1,384,925
Total liabilities and stockholders’ equity	$17,155,988			$13,614,241
Net interest income		$574,524			$432,328
Interest rate spread[5]			3.71%			4.17%
Net interest margin[6]			4.56%			4.33%
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

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
	2023 vs 2022			2023 vs 2022
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
Increase / (decrease) in interest income:
Loans	$41,779	$84,441	$126,220	$134,219	$157,517	$291,736
Interest-earning deposits in other financial institutions	164	14,610	14,774	382	32,436	32,818
Mortgage-backed and other investment securities	965	1,387	2,352	3,145	3,189	6,334
Stock of the regulatory agencies, at cost	19	61	80	213	166	379
	$42,927	$100,499	$143,426	$137,959	$193,308	$331,267
Increase / (decrease) in interest expense:
Interest-bearing demand and savings	$3,195	$82,779	$85,974	$6,761	$164,135	$170,896
Time deposits	(34)	5,585	5,551	(1,239)	10,255	9,016
Advances from the FHLB	660	2,821	3,481	3,875	5,284	9,159
	$3,821	$91,185	$95,006	$9,397	$179,674	$189,071
The Banking Business segment’s net interest income for the three and nine months ended March 31, 2023 totaled $196.2 million and $574.5 million, an increase of 32.8% and an increase of 32.9%, compared to net interest income of $147.8 million and $432.3 million for the three and nine months ended March 31, 2022, respectively. The increase for the three and nine months ended March 31, 2023 was primarily due to higher rates earned and higher average balances in the loan portfolio, partially offset by higher rates paid on deposits.
The Banking Business segment’s non-interest income decreased $5.1 million to $10.7 million and decreased $14.9 million to $32.0 million for the three and nine months ended March 31, 2023 compared to the three and nine months ended March 31, 2022, respectively. Decreases for the three and nine months ended March 31, 2023 compared to the three and nine months ended March 31, 2022, were mainly the result of lower mortgage banking income as higher mortgage rates contributed to lower originations, the impact of changes in the fair value of our MSRs, as well as lower prepayment penalty income due to slower prepayments.
The Banking Business segment’s non-interest expense for the three and nine months ended March 31, 2023 increased $33.2 million and $105.1 million, respectively, compared to the three and nine months ended March 31, 2022. For the three and nine months ended March 31, 2023 the increases compared to the three and nine months ended March 31, 2022, were primarily due to higher advertising and promotional expenses, primarily due to amounts paid to our Securities Business segment for non-interest-bearing deposits, higher salaries and related costs as a result of higher headcount and an increase in salaries, and for the nine months ended March 31, 2023, a $16.0 million accrual in the first quarter of 2023 as a result of an adverse legal judgement that has not been finalized.

Securities Business
For the three months ended March 31, 2023, our Securities Business segment had income before taxes of $19.5 million compared to a loss before taxes of $1.3 million for the three months ended March 31, 2022. For the nine months ended March 31, 2023, our Securities Business segment had income before taxes of $44.0 million compared to a loss before taxes of $1.9 million for the nine months ended March 31, 2022. The increases for both the three and nine months ended March 31, 2023 compared to the three and nine months ended March 31, 2022 were primarily the result of higher non-interest income, partially offset by higher non-interest expense.
Net interest income for the three months ended March 31, 2023, increased $3.0 million to $6.3 million compared to $3.4 million for the three months ended March 31, 2022 primarily as a result of higher rates on cash segregated for regulatory purposes. Net interest income for the nine months ended March 31, 2023 increased $1.4 million to $15.5 million compared to $14.1 million for the nine months ended March 31, 2022 primarily as a result of higher cash deposit balances and rates on cash segregated for regulatory purposes, partially offset by lower customer securities lending activity.
Non-interest income for the three months ended March 31, 2023, increased $22.7 million to $38.3 million compared to $15.6 million for the three months ended March 31, 2022. Non-interest income for the nine months ended March 31, 2023 increased $58.3 million to $103.5 million compared to $45.2 million for the nine months ended March 31, 2022. The increases were primarily a result of an increase in fees earned on FDIC-insured bank deposits, including amounts received from our Banking Business segment.
Non-interest expense for the three months ended March 31, 2023 increased $4.9 million to $25.1 million compared to $20.2 million for the three months ended March 31, 2022. Non-interest expense for the nine months ended March 31, 2023 increased $13.7 million to $74.9 million compared to $61.2 million for the nine months ended March 31, 2022. The increases were primarily due to higher salaries and related costs on increased headcount and salaries, and for the nine months ended March 31, 2023 the increase was also attributable to higher professional services expense.
The following table provides selected information for Axos Clearing LLC as of each period indicated:

(Dollars in thousands)	March 31, 2023	June 30, 2022
FDIC insured deposit program balances at banks	$1,864,451	$3,452,358
Customer margin balances	$209,615	$285,894
Cash reserves for the benefit of customers	$180,202	$372,112
Securities lending:
Interest-earning assets – securities borrowed	$87,293	$338,980
Interest-bearing liabilities – securities loaned	$114,613	$474,400
FINANCIAL CONDITION
Balance Sheet Analysis
Our total assets increased $2.4 billion, or 13.7%, to $19.8 billion, as of March 31, 2023, up from $17.4 billion at June 30, 2022. The increase in total assets was primarily due to a $1.7 billion increase in loans and a $0.9 billion increase in cash, cash equivalents and cash segregated, partially offset by a $0.3 billion decrease in securities borrowed. Total liabilities increased $2.2 billion, primarily due to a $2.8 billion increase in deposits, partially offset by a $0.4 billion decrease in securities loaned.

Loans
Net loans held for investment increased 12.4% to $15.8 billion at March 31, 2023 from $14.1 billion at June 30, 2022 primarily due to loan originations of $6.2 billion, partially offset by repayments of $4.3 billion.
The following table sets forth the composition of the loan portfolio as of the dates indicated:

	March 31, 2023		June 30, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single Family - Mortgage & Warehouse	$4,087,525	25.5%	$3,988,462	28.0%
Multifamily and Commercial Mortgage	3,082,801	19.2%	2,877,680	20.2%
Commercial Real Estate	5,794,304	36.3%	4,781,044	33.5%
Commercial & Industrial - Non-RE	2,454,839	15.3%	2,028,128	14.2%
Auto & Consumer	594,596	3.7%	567,228	4.0%
Other	6,240	—%	11,134	0.1%
Total gross loans	16,020,305	100.0%	14,253,676	100.0%
Allowance for credit losses - loans	(161,293)		(148,617)
Unaccreted discounts and loan fees	(22,757)		(13,998)
Total net loans	$15,836,255		$14,091,061
The Bank originates some single family interest only loans with terms that include repayments that are less than the repayments for fully amortizing loans. The Bank’s lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at loan-to-values (“LTVs”) that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Bank monitors and performs reviews of interest only loans as part of its loan portfolio management process. Adverse trends reflected in the Company’s delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of March 31, 2023, the Company had $1.3 billion of interest only mortgage loans with a weighted average LTV of 58.4%.
Asset Quality and Allowance for Credit Losses - Loans
Non-performing Assets
Non-performing loans are comprised of those past due 90 days or more and other nonaccrual loans. Non-performing assets include non-performing loans plus other real estate owned and repossessed vehicles. At March 31, 2023, our non-performing loans totaled $95.9 million, or 0.60% of total gross loans and our total non-performing assets totaled $101.2 million, or 0.51% of total assets.
Non-performing loans and foreclosed assets or “non-performing assets” consisted of the following as of the dates indicated:

(Dollars in thousands)	March 31, 2023	June 30, 2022	Inc (Dec)
Non-performing assets:
Non-accrual loans:
Single Family - Mortgage & Warehouse	$36,158	$66,424	$(30,266)
Multifamily and Commercial Mortgage	37,378	33,410	3,968
Commercial Real Estate	14,852	14,852	—
Commercial & Industrial - Non-RE	2,989	2,989	—
Auto & Consumer	2,029	439	1,590
Other	2,535	80	2,455
Total non-performing loans	95,941	118,194	(22,253)
Foreclosed real estate	4,344	—	4,344
Repossessed—Autos	958	798	160
Total non-performing assets	$101,243	$118,992	$(17,749)
Total non-performing loans as a percentage of total loans	0.60%	0.83%	(0.23)%
Total non-performing assets as a percentage of total assets	0.51%	0.68%	(0.17)%

Total non-performing assets decreased from $119.0 million at June 30, 2022 to $101.2 million at March 31, 2023. The decrease in non-performing assets was primarily attributable to a decrease in non-accrual single family mortgage loans, partially offset by an increase in other non-performing loans and foreclosed real estate. The weighted average LTV of the single family mortgage loans remaining on non-accrual at March 31, 2023 was 56.7%.
The Bank had no performing troubled debt restructurings as of March 31, 2023 and June 30, 2022. A troubled debt restructuring is a concession made to a borrower experiencing financial difficulties, typically permanent or temporary modifications of principal and interest payments or an extension of maturity dates. When a loan is delinquent and classified as a troubled debt restructuring, no interest is accrued until the borrower demonstrates over time (typically six months) that it can make payments. When a loan is considered a troubled debt restructuring and is on nonaccrual, it is considered non-performing and included in the table above.
Management establishes an allowance for credit losses based upon its evaluation of the expected lifetime credit losses related to the amortized cost basis of loans on the balance sheet. For additional information regarding the Company’s allowance for credit losses see Note 5 - Loans and Allowance for Credit Losses in the condensed consolidated financial statements. For a discussion of the provision for credit losses for the three and nine months ended March 31, 2023, see “Results of Operations—Provision for Credit Losses.” We believe that the lower average LTV in the Bank’s mortgage loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks. We do not expect the resolution of the Bank’s existing other real estate owned and non-performing loans will have a significant adverse impact on our operating results.

Investment Securities
Total investment securities were $280.0 million as of March 31, 2023, compared with $264.3 million at June 30, 2022. During the nine months ended March 31, 2023, we purchased a $30.0 million MBS security and received principal repayments of approximately $9.7 million in our available-for-sale portfolio. The remainder of the change for the available-for-sale portfolio is attributable to unrealized losses, accretion and other changes.
Deposits
Deposits increased by $2.8 billion, or 20.0%, to $16.7 billion at March 31, 2023, from $13.9 billion at June 30, 2022. Interest-bearing demand and savings increased $3.9 billion and time deposits increased $743.2 million. Non-interest bearing deposits decreased $1.9 billion, or 37.0%, to $3.2 billion at March 31, 2023, from $5.0 billion at June 30, 2022.
The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	March 31, 2023		June 30, 2022
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$3,172,791	—%	$5,033,970	—%
Interest bearing:
Demand	4,133,014	2.62%	3,611,889	0.61%
Savings	7,634,813	3.78%	4,245,555	0.95%
Total interest-bearing demand and savings	11,767,827	3.37%	7,857,444	0.79%
Time deposits:
$250 and under[2]	1,416,774	3.94%	651,392	1.22%
Greater than $250	381,477	4.09%	403,616	1.41%
Total time deposits	1,798,251	3.95%	1,055,008	1.25%
Total interest bearing[2]	13,566,078	3.45%	8,912,452	0.85%
Total deposits	$16,738,869	2.79%	$13,946,422	0.54%
1 Based on weighted-average stated interest rates at end of period.
2 The total interest bearing includes brokered deposits of $2,504.5 million and $1,032.7 million as of March 31, 2023 and June 30, 2022, respectively, of which $1,160.4 million and $250.0 million, respectively, are time deposits classified as $250,000 and under.

The following table sets forth the number of deposit accounts by type as of the date indicated:

	March 31, 2023	June 30, 2022	March 31, 2022
Non-interest bearing	45,018	42,372	40,958
Interest-bearing checking and savings accounts	404,408	344,593	344,176
Time deposits	6,729	8,734	9,313
Total number of accounts	456,155	395,699	394,447
Total Bank deposits that exceeded the FDIC insurance limit of $250,000 at March 31, 2023 and June 30, 2022 were $1.8 billion and $2.3 billion, respectively. The maturities of certificates of deposit that exceeded the FDIC insurance limit of $250,000 at March 31, 2023 were as follows:

(Dollars in thousands)	March 31, 2023
3 months or less	$184,036
3 months to 6 months	142,127
6 months to 12 months	20,914
Over 12 months	34,400
Total	$381,477

Borrowings
The following table sets forth the composition of our borrowings and the interest rates at the dates indicated:

	March 31, 2023		June 30, 2022		March 31, 2022
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB Advances	$90,000	2.32%	$117,500	2.26%	$152,500	2.30%
Borrowings, subordinated notes and debentures	334,330	4.59%	445,244	3.86%	381,682	4.54%
Total borrowings	$424,330	4.11%	$562,744	3.53%	$534,182	3.90%

Weighted average cost of borrowings during the quarter	4.48%		2.85%		2.44%
Borrowings as a percent of total assets	2.14%		3.23%		3.32%
At March 31, 2023, total borrowings were $424.3 million, down $138.4 million, or 24.6%, from June 30, 2022 and down $109.9 million or 20.6% from March 31, 2022. Borrowings as a percent of total assets were 2.14%, 3.23% and 3.32% at March 31, 2023, June 30, 2022 and March 31, 2022, respectively. Weighted average cost of borrowings during the quarter were 4.48%, 2.85% and 2.44% for the quarters ended March 31, 2023, June 30, 2022 and March 31, 2022, respectively.
We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with original terms between three and ten years have been used to fund the origination and purchase of single family and multifamily mortgages and used in interest rate risk management. As of March 31, 2023, FHLB advances solely consisted of term loans with a remaining weighted average life of 4.8 years totaling $90 million and we have an additional $2.5 billion of immediately available, undrawn capacity with the FHLB.
Stockholders’ Equity
Stockholders’ equity increased $201.1 million to $1,844.1 million at March 31, 2023 compared to $1,643.0 million at June 30, 2022. The increase was primarily due to net income of $219.8 million and net stock-based compensation activity of $15.6 million, partially offset by purchases of treasury stock.
During the three and nine months ended March 31, 2023, the Company repurchased $31.6 million of common stock at an average price of $37.22 per share. The Company has $21.2 million remaining under the Board authorized stock repurchase program as of March 31, 2023.

LIQUIDITY
Cash flow information is as follows:

	For the Nine Months Ended
	March 31,
(Dollars in thousands)	2023	2022
Operating Activities	$119,247	$69,482
Investing Activities	$(1,807,976)	$(1,724,106)
Financing Activities	$2,618,254	$1,866,161
During the nine months ended March 31, 2023, we had net cash inflows from operating activities of $119.2 million compared to inflows of $69.5 million for the nine months ended March 31, 2022. Net operating cash inflows and outflows fluctuate primarily due to the timing of the following: originations of loans held for sale, proceeds from loan sales, securities borrowed and loaned, and customer, broker-dealer and clearing receivables and payables and changes in other assets and payables.
Net cash outflows from investing activities totaled $1,808.0 million for the nine months ended March 31, 2023, while outflows totaled $1,724.1 million for the nine months ended March 31, 2022. The increase in outflows was primarily due to higher net outflows related to lending activity for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022.
Net cash inflows from financing activities totaled $2,618.3 million for the nine months ended March 31, 2023, compared to net cash inflows from financing activities of $1,866.2 million for the nine months ended March 31, 2022. The primary driver behind the increase in net cash inflows was a larger net increase in deposits. As of March 31, 2023, the Bank could borrow up to 40.0% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At March 31, 2023, the Company had $2,450.9 million available immediately and $4,706.4 million available with additional collateral and had $5,162.9 million of loans and $169 thousand of securities pledged to the FHLB. We also had five unsecured federal funds purchase lines with five different banks totaling $250 million, under which no borrowings were outstanding at March 31, 2023.
The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At March 31, 2023, the Bank did not have any borrowings outstanding and the amount available from this source was $3,133.7 million. The credit line is collateralized by consumer loans and mortgage-backed securities. At March 31, 2023 we had $4,145.3 million of loans pledged to the Federal Reserve Bank of San Francisco.
Axos Clearing has a total of $150 million in uncommitted secured lines of credit for borrowing as needed. As of March 31, 2023, there was no amount outstanding. These credit facilities bear interest at rates based on the Federal Funds rate and are due upon demand.
Axos Clearing has a $190 million committed unsecured line of credit available for limited purpose borrowing, which includes $100 million from Axos Financial, Inc. As of March 31, 2023, there was no amount outstanding on this credit facility after elimination of intercompany balances. This credit facility bears interest at rates based on the Federal Funds rate and is due upon demand.
We view our liquidity sources to be stable and adequate for our anticipated needs and contingencies for both the short- and long-term. Due to the diversified sources of our deposits, while maintaining approximately 90 percent of our total Bank deposits in insured or collateralized accounts as of March 31, 2023, we believe we have the ability to increase our level of deposits, and have available other potential sources of funding, to address our liquidity needs for the foreseeable future.
OFF-BALANCE SHEET COMMITMENTS
At March 31, 2023, we had unfunded commitments to originate loans with an aggregate outstanding principal balance of $2,873.5 million, and commitments to sell loans with an aggregate outstanding principal balance of $8.5 million. We have no commitments to purchase loans or investment securities as of March 31, 2023.
In the normal course of business, Axos Clearing’s customer, broker-dealer, and registered investment advisor activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose Axos Clearing to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and Axos Clearing has to purchase or sell the financial instrument underlying the contract at a loss. Axos Clearing’s clearing agreements with broker-dealers for which it provides clearing services requires them to indemnify Axos Clearing if customers fail to satisfy their contractual obligation.

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
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank to maintain minimum ratios of tier 1 capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. At March 31, 2023, our Company and Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since March 31, 2023 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Company and Bank both elected the five-year current expected credit losses (“CECL”) transition guidance for calculating regulatory capital and ratios and the March 31, 2023 and June 30, 2022 amounts reflect this election. This guidance allowed an entity to add back to regulatory capital 100% of the impact of the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through June 30, 2022. Beginning with fiscal year 2023, this cumulative amount is phased out of regulatory capital at 25% per year until it is 100% phased out of regulatory capital beginning in fiscal year 2026.

The Company’s and Bank’s estimated capital amounts, capital ratios and capital requirements under Basel III were as follows:

	Axos Financial, Inc.		Axos Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in millions)	March 31, 2023	June 30, 2022	March 31, 2023	June 30, 2022
Regulatory Capital:
Tier 1	$1,719	$1,522	$1,815	$1,615
Common equity tier 1	$1,719	$1,522	$1,815	$1,615
Total capital	$2,187	$1,966	$1,950	$1,726

Assets:
Average adjusted	$18,518	$16,461	$17,852	$15,165
Total risk-weighted	$16,048	$15,443	$15,723	$14,366

Regulatory Capital Ratios:
Tier 1 leverage (to adjusted average assets)	9.29%	9.25%	10.17%	10.65%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	10.71%	9.86%	11.55%	11.24%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	10.71%	9.86%	11.55%	11.24%	8.00%	6.00%
Total capital (to risk-weighted assets)	13.63%	12.73%	12.40%	12.01%	10.00%	8.00%
Basel III implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At March 31, 2023 and June 30, 2022, our Company and Bank were in compliance with the capital conservation buffer requirement, which sets the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums to 7.0%, 8.5% and 10.5%, respectively.
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
The net capital positions of Axos Clearing were as follows:

(Dollars in thousands)	March 31, 2023	June 30, 2022
Net capital	$79,459	$38,915
Excess Capital	$74,377	$32,665

Net capital as a percentage of aggregate debit items	31.27%	12.45%
Net capital in excess of 5% aggregate debit items	$66,755	$23,290
Axos Clearing, as a clearing broker, is subject to SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the benefit of customers. At March 31, 2023, the Company calculated a deposit requirement of $142.1 million and maintained a deposit of $158.8 million. On April 3, 2023, the Company made a withdrawal of $6.0 million.
Certain broker-dealers have chosen to maintain brokerage customer accounts at Axos Clearing. To allow these broker-dealers to classify their assets held by the Company as allowable assets in their computation of net capital, the Company computes a separate reserve requirement for Proprietary Accounts of Brokers (“PAB”). At March 31, 2023, the Company

calculated a deposit requirement of $14.0 million and maintained a deposit of $21.1 million. On April 4, 2023, the Company made a withdrawal of $6.1 million.
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
Banking Business
The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at March 31, 2023 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	March 31, 2023
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$2,302,532	$—	$—	$—	$2,302,532
Securities	257,797	2,392	11,481	15,072	286,742
Stock of the FHLB, at cost	17,250	—	—	—	17,250
Loans—net of allowance for credit loss	10,910,546	1,192,912	3,739,309	132,975	15,975,742
Loans held for sale	8,223	—	—	—	8,223
Total interest-earning assets	13,496,348	1,195,304	3,750,790	148,047	18,590,489
Non-interest earning assets	—	—	—	—	349,782
Total assets	$13,496,348	$1,195,304	$3,750,790	$148,047	$18,940,271
Interest-bearing liabilities:
Interest-bearing deposits	$8,879,735	$4,579,887	$177,235	$—	$13,636,857
Advances from the FHLB	—	—	30,000	60,000	90,000
Total interest-bearing liabilities	8,879,735	4,579,887	207,235	60,000	13,726,857
Other non-interest-bearing liabilities	—	—	—	—	3,377,631
Stockholders’ equity	—	—	—	—	1,835,783
Total liabilities and equity	$8,879,735	$4,579,887	$207,235	$60,000	$18,940,271
Net interest rate sensitivity gap	$4,616,613	$(3,384,583)	$3,543,555	$88,047	$4,863,632
Cumulative gap	$4,616,613	$1,232,030	$4,775,585	$4,863,632	$4,863,632
Net interest rate sensitivity gap—as a % of total interest earning assets	24.83%	(18.21)%	19.06%	0.47%	26.16%
Cumulative gap—as % of total interest earning assets	24.83%	6.63%	25.69%	26.16%	26.16%

The above table provides an approximation of the projected re-pricing of assets and liabilities at March 31, 2023 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are based on historical experience. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience. Actual repayments of these instruments could vary substantially if future experience differs from our historic experience.
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
The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the future 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity, we assume no growth in the balance sheet other than for retained earnings:

	As of March 31, 2023
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$1,005,605	20.6%	$988,156	12.2%
Base	$834,021	—%	$880,568	—%
Down 200 basis points	$737,893	(11.5)%	$795,250	(9.7)%
We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We analyze the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the underlying interest rate curves.
The following table indicates the sensitivity of market value of equity to the interest rate movement described above:

	As of March 31, 2023
(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 200 basis points	$1,981,891	3.2%	10.6%
Up 100 basis points	$1,971,727	2.7%	10.5%
Base	$1,919,998	—%	10.1%
Down 100 basis points	$1,837,269	(4.3)%	9.6%
Down 200 basis points	$1,699,978	(11.5)%	8.8%
The banking industry experienced an unprecedented level of liquidity stress during the three months ended March 31, 2023. In response, we created a cushion of additional liquidity above our normal operating levels which increased the Bank’s overall asset sensitivity at March 31, 2023. We believe that as this liquidity cushion is removed, the level of asset sensitivity will decrease, all else being equal.
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
Securities Business
Our Securities Business is exposed to market risk primarily due to its role as a financial intermediary in customer, broker-dealer, and registered investment advisor transactions, which may include purchases and sales of securities, securities lending activities, and in our trading activities, which are used to support sales, underwriting and other customer activities. We are subject to the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates, market prices, investor expectations and changes in credit ratings of the issuer.
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
ITEM 4.CONTROLS AND PROCEDURES
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In addition, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023 (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
ITEM 1A.RISK FACTORS
We face a variety of risks that are inherent in our business and our industry. These risks are described in more detail under Part 1, “Item 1A. Risk Factors” in our 2022 Form 10-K, as supplemented by our Quarterly Report on Form 10-Q for the period ended December 31, 2022. We encourage you to read these factors in their entirety. Moreover, other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth our market repurchases of Axos common stock and the Axos common shares retained in connection with net settlement of restricted stock awards during the quarter ended March 31, 2023.

(Dollars in thousands, except per share data)	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases[1]
Quarter Ended March 31, 2023
January 1, 2023 to January 31, 2023	—	$—	—	$—
February 1, 2023 to February 28, 2023	—	$—	—	$—
March 1, 2023 to March 31, 2023	849,081	$37.22	849,081	$21,159
For the Three Months Ended March 31, 2023	849,081	$37.22	849,081	$21,159

Stock Retained in Net Settlement[2]
January 1, 2023 to January 31, 2023	432
February 1, 2023 to February 28, 2023	4,034
March 1, 2023 to March 31, 2023	73,680
For the Three Months Ended March 31, 2023	78,146
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

On April 26, 2023, the Board of Directors of the Company authorized a program to repurchase up to $100 million of its common stock. The share repurchase authorization is in addition to the existing share repurchase plan approved on August 2, 2019.

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

Axos Financial, Inc.

Dated:	April 27, 2023	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	April 27, 2023	By:	/s/ Derrick K. Walsh
Derrick K. Walsh Executive Vice President and Chief Financial Officer (Principal Financial Officer)