Form 10-K
period 2023-06-30
Axos Financial, Inc.
filed 2023-08-29
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sales price of the common stock on the New York Stock Exchange of $38.22 on December 30, 2022 was $1,609,486,815.
The number of shares of the registrant’s common stock outstanding as of August 25, 2023 was 59,984,909.
__________________________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III.

AXOS FINANCIAL, INC.

FORWARD-LOOKING STATEMENTS
References in this Annual Report on Form 10-K (this “report”) to the “Company,” “us,” “we,” “our,” “Axos Financial,” or “Axos” are all to Axos Financial, Inc. and its subsidiaries on a consolidated basis. References in this report to “Axos Bank,” the “Bank,” or “our bank” are to Axos Bank, one of our consolidated subsidiaries.
This report may contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.
Forward-looking statements are subject to significant business, economic and competitive risks, uncertainties and contingencies, many of which are difficult to predict and beyond the control of Axos or the Bank, which could cause our actual results to differ materially from the results expressed or implied in such forward-looking statements. These and other risks, uncertainties and contingencies are described in this report, including under “Item 1A. Risk Factors”, and the Company’s other reports filed with the Securities and Exchange Commission (the “SEC”) from time to time. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. All forward-looking statements are qualified in their entirety by this cautionary statement, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.
RISK FACTOR SUMMARY
Investing in our securities involves a high degree of risk. The following is a summary of certain material risks and uncertainties facing our business. This summary is not a complete discussion of the risks and uncertainties affecting us. A more complete discussion of these and other risks and uncertainties is set forth under “Item 1A. Risk Factors” of this report. Additional risks not presently known to us or that we presently deem immaterial may also affect us. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected.
◦Changes in interest rates, including recent increases to interest rates;
◦General economic and market conditions, including the risk of a significant and/or prolonged period of inflation or economic downturn;
◦Changes in the value of securities in our investment portfolio;
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
◦The effectiveness of our risk management processes and procedures;
◦Higher FDIC assessments could negatively impact profitability;
◦Our broker-dealer business and investment advisory business;
◦Our ability to access the equity capital markets;
◦Access to adequate funding;
◦Our credit ratings;
◦Our ability to manage our growth and deploy assets profitably;
◦Accuracy of customer information;
◦Competition for customers from other banks and financial services companies;
◦Our ability to maintain and enhance our brand;
◦Reputational risk associated with any negative publicity;
◦Failure or circumvention of our controls and procedures;
◦Extreme weather conditions, a natural disaster, rising sea levels, acts of war or terrorism, civil unrest, public health issues, or other adverse external events;

◦Increased regulation related to Environmental, Social and Governance factors;
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
◦Information security incidents;
◦Our reliance on technology innovation;
◦The market price of our common stock may be volatile;
◦Our charter documents and state law may delay or prevent a change of control or changes in our management;
◦Changes to our size and structure;
◦Our ability to acquire and integrate acquired companies; and
◦The outcome or impact of current or future litigation involving the Company;

PART I

ITEM 1. BUSINESS
Overview
Our Company is a diversified financial services company with approximately $20.3 billion in assets and approximately $34.8 billion of assets under custody and/or administration at Axos Clearing LLC (“Axos Clearing”). Axos Bank (the “Bank”) provides consumer and commercial banking products through its digital online and mobile banking platforms, low-cost distribution channels and affinity partners. Our Bank offers deposit and lending products to customers nationwide including consumer and business checking, savings and time deposit accounts and single family and multifamily residential mortgages, commercial real estate mortgages and loans, fund and lender finance loans, asset-based loans, auto loans and other consumer loans. Our Bank generates non-interest income from consumer and business products, including fees from loans originated for sale, deposit account service fees, prepayment fees, as well as technology and payment transaction processing fees. We offer securities products and services to independent registered investment advisors (“RIAs”) and introducing broker dealers (“IBDs”) through Axos Clearing and Axos Advisor Services (“AAS”) and direct-to-consumer securities trading and digital investment management products through Axos Invest, Inc. (“Axos Invest”). AAS and Axos Clearing generate interest and fee income by providing comprehensive securities custody services to RIAs and clearing, stock lending, and margin lending services to IBDs respectively. Axos Invest generates fee income from self-directed securities trading and margin lending and fee income from digital wealth management services to consumers. Our common stock is listed on the New York Stock Exchange under the ticker symbol “AX” and is a component of the Russell 2000® Index, the KBW Nasdaq Financial Technology Index, the S&P SmallCap 600® Index, the KBW Nasdaq Financial Technology Index, and the Travillian Tech-Forward Bank Index.
On June 30, 2023, Axos had total assets of $20.3 billion, including loans of $16.5 billion and investment securities of $0.2 billion, and total liabilities of $18.4 billion, including total deposits of $17.1 billion and borrowings of $0.5 billion. Because we do not incur the significantly higher fixed operating costs inherent in a branch-based distribution system, the Bank is able to grow deposits by providing a better value to our customers and by expanding our low-cost distribution channels.
Our business strategy is to grow our loan originations and our deposits to achieve increased economies of scale and reduce the cost of products and services to our customers by leveraging our distribution channels and technology. We have designed our online banking platform and our workflow processes to handle traditional banking functions with elimination of paperwork and human intervention. Our Bank’s charter allows us to conduct banking operations in all fifty states, as well as Puerto Rico, and our online presence allows for increased flexibility to target a large number of loan and deposit customers based on demographics, geography and service needs. Our low-cost distribution channels provide opportunities to increase our core deposits and increase our loan originations by attracting new customers and developing new and innovative products and services. Our securities clearing and custody and digital investment management platforms provide a comprehensive set of technology, clearing, cash management and lending services targeted at independent registered investment advisors and introducing broker-dealers, principals and clients of advisory firms and individuals not affiliated with an investment advisor. We are integrating our custody and wealth management platforms with our banking platform to create an easy-to-use platform for customers’ banking and investing needs. Additionally, our securities clearing and custody businesses generate additional low-cost deposits, which serve as a source of funding for our Bank.
Our long-term business plan includes the following principal objectives:
•Maintain an annualized return on average common stockholders’ equity of 17.0% or better;
•Annually increase average interest-earning assets by 12% or more; and
•Maintain an annualized efficiency ratio at the Bank of 40% or lower.

Segment Information
We operate through two operating segments: Banking Business and Securities Business.
The Banking Business has a broad range of banking services including online banking, concierge banking, and mortgage, vehicle and unsecured lending through online, low-cost distribution channels to serve the needs of consumers and businesses nationally. In addition, the Banking Business focuses on providing deposit products nationwide to industry verticals (e.g., Title and Escrow), treasury management products to a variety of businesses, and commercial & industrial and commercial real estate lending to clients. The Banking Business includes a bankruptcy trustee and fiduciary service that provides specialized software and consulting services to Chapter 7 bankruptcy and non-Chapter 7 trustees and fiduciaries.
The Securities Business includes the clearing broker-dealer, registered investment advisor custody business, registered investment advisor, and introducing broker-dealer lines of businesses. These lines of business offer products independently to their own customers as well as to Banking Business clients. The Securities Business also offers a specialized accounting software that serves the business management, family office and wealth management industries.
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
The Company evaluates performance and allocates resources based on pre-tax profit or loss from operations in conjunction with its corporate strategy. Certain corporate administration costs have not been allocated to the reportable segments. Inter-segment transactions are eliminated in consolidation and primarily include non-interest income earned by the Securities Business segment and non-interest expense incurred by the Banking Business segment for cash sorting fees related to deposits sourced from Securities Business segment customers, as well as interest expense paid by the Banking Business segment to each of the wholly-owned subsidiaries of the Company and to the Company itself for operating cash held on deposit with the Banking Business segment.
BANKING BUSINESS
We distribute our deposit products through a wide range of retail and commercial distribution channels, and our deposits consist of demand, savings and time deposits accounts. We distribute our loan products through our retail, correspondent and wholesale channels, and the loans we retain include first mortgages secured by single family real property, multifamily real property and commercial real property, as well as commercial & industrial loans to businesses. Our securities consist of mortgage pass-through securities issued by government-sponsored entities, non-agency collateralized mortgage obligations and municipal securities. We believe our flexibility to adjust our asset generation channels has been a competitive advantage allowing us to avoid markets and products where credit fundamentals are poor or rewards are not sufficient to support our targeted return on equity.
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
•Commission-based lending sales force that operates from remote locations, San Diego, Los Angeles and Salt Lake City and originates single and multifamily mortgage loans, commercial real estate and commercial and industrial loans and leases to qualified businesses;
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
Single Family - Mortgage & Warehouse
We generate earning assets and fee income from our mortgage lending activities, which consist of originating and servicing mortgages secured primarily by first liens on single family residential properties for consumers and providing warehouse lines of credit for third-party mortgage companies. We divide our single-family mortgage originations between loans we retain and loans we sell. Our mortgage banking business generates fee income and gains from sales of consumer single family mortgage loans. Our loan portfolio generates interest income and fees from loans we retain. We also provide home equity loans for consumers secured by second liens on single family mortgages.
We originate fixed and adjustable-rate prime residential mortgage loans using a paperless loan origination system and centralized underwriting and closing process. Many of our loans have initial fixed rate periods (five or seven years) before starting a regular adjustment period (annually, semi-annually or monthly), as well as interest rate floors, ceilings and rate change caps. We warehouse our mortgage banking loans and sell to investors as conventional, government and non-agency loans. Our mortgage servicing business includes collecting loan payments, applying principal and interest payments to the loan balance, managing escrow funds for the payment of mortgage-related expenses, such as taxes and insurance, responding to customer inquiries, counseling delinquent mortgagors and supervising foreclosures.
We originate single family mortgage loans for consumers through multiple channels on a retail, wholesale and correspondent basis.
•Retail. We originate single family mortgage loans directly to consumers through our relationships with large affinity groups, leads from referral partners, portfolio retention, cross-selling and acquiring leads from third parties.
•Wholesale. We have relationships with licensed mortgage brokers from which the Bank manages wholesale loan pipelines through our originations systems and websites. Through our secure website, our approved brokers can compare programs, terms and pricing on a real-time basis and communicate with our staff.
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
Multifamily and Commercial Mortgage
Multifamily and Commercial Mortgage loans include adjustable-rate multifamily residential mortgage loans and project-based multifamily real-estate-secured loans with interest rates that adjust based on the Secured Overnight Financing Rate (“SOFR”), the American Interbank Offered Rate (“Ameribor”) or other interest rate indices. Many of our loans have initial fixed rate periods (three, five or seven years) before starting a regular adjustment period (annually, semi-annually or monthly) as well as prepayment protection clauses, interest rate floors and rate change caps.
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

Commercial Real Estate
We originate loans across the U.S. secured by real estate properties under a variety of structures that we classify as commercial real estate (“CRE”). Our CRE portfolio is comprised of CRE Specialty loans, which include Commercial Bridge to Sale, Commercial Bridge to Construction, Commercial Bridge to Refinance and Acquisition, Development and Construction, and also includes our Lender Finance Real Estate loans. CRE loans are originated by our sales force dedicated to commercial lending by contacting borrowers directly or by working with third-party partners or brokers to businesses secured by first liens on single family, multifamily, condominium, office, retail, mixed-use, hospitality, undeveloped or to-be-redeveloped land. Repayment of CRE loans depends on the successful completion of the real estate transition project and permanent take-out or sale of the underlying assets on the line. We attempt to mitigate risk by adhering to underwriting policies in evaluating the collateral and the creditworthiness of borrowers and guarantors, as well as by entering structured facilities where we take a senior lien position collateralized by the underlying real estate.
Commercial & Industrial - Non-Real Estate (“Non-RE”)
Comprising the majority of this portfolio are commercial and industrial non-real estate, asset-backed loans, lines of credit, term loans and leases made to commercial borrowers secured by commercial assets, including, but not limited to, receivables, inventory and equipment. We typically reduce exposure in these loans by entering into a structured facility, under which we take a senior lien position collateralized by the underlying assets at advance rates well below the collateral value. The remainder of this portfolio is comprised of leveraged cash flow lending and commercial and industrial leases. Leveraged cash flow loans provide financial sponsors the ability to finance acquisitions, management buy-outs, recapitalizations, debt refinancing and dividends/distributions. Such lending relies on free cash flow as the primary repayment source, and enterprise value as the secondary repayment source. Leveraged cash flow loans are offered to both lower middle market and larger corporate borrowers. Commercial and industrial leases are primarily made based on the operating cash flows of the borrower or conversion of working capital assets to cash and secondarily on the underlying collateral provided by the borrower. We provide leases to small businesses and middle market companies that use the funds to purchase machinery, equipment and software essential to their operations. The lease terms are generally between two and ten years and amortize primarily to full repayment, or in some cases, to a de minimis residual balance. The leases are offered nationwide to companies in targeted industries through a direct sales force and through independent third-party sales referrals. Although commercial and industrial loans and leases are often collateralized directly or indirectly by equipment, inventory, accounts or loans receivable or other business assets, the liquidation of collateral in the event of a borrower default may be an insufficient source of repayment because accounts or loans receivable may be uncollectible and inventories and equipment may be obsolete or of limited use. We attempt to mitigate these risks through the structuring of these lending products, adhering to underwriting policies in evaluating the management of the business and the credit-worthiness of borrowers and guarantors.
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

Consumer
We originate fixed rate unsecured loans to well-qualified, individual borrowers in all fifty states. We offer loans between $7,000 and $50,000 with terms that range between 36 months and 72 months. The minimum credit score is 700. All applicants apply digitally and we validate income, identity and funding bank account. All loans are manually underwritten by a seasoned underwriter prior to funding. We source our unsecured loans through existing bank customers, lead aggregators and additional marketing efforts.
Other
Other loans include structured settlements, Small Business Administration (“SBA”) loans issued pursuant to the Federal Paycheck Protection Program (“PPP”) under the Federal Coronavirus Aid, Relief and Economic Security Act (“CARES”) Act, and account overdraft loans.
Portfolio Management
Our investment analysis capabilities are a core competency of our organization. We decide whether to hold originated assets for investment or to sell them in the capital markets based on our assessment of the yield and risk characteristics of these assets as compared to other available opportunities to deploy our capital. Because risk-adjusted returns available on acquisitions may exceed returns available through retaining assets from our origination channels, we have elected to purchase loans and securities from time to time. Some of our loans and securities were purchased at discounts to par value, which enhance our effective yield through accretion into income in subsequent periods.
Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio in amounts and percentages by type of loan at the end of each fiscal year-end for the last three years:

	At June 30,
	2023		2022		2021
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Single Family - Mortgage & Warehouse	$4,173,833	25.1%	$3,988,462	28.0%	$4,359,472	37.8%
Multifamily and Commercial Mortgage	3,082,225	18.5%	2,877,680	20.2%	2,470,454	21.4%
Commercial Real Estate	6,199,818	37.2%	4,781,044	33.5%	3,180,453	27.5%
Commercial & Industrial - Non-RE	2,639,650	15.8%	2,028,128	14.2%	1,123,869	9.7%
Auto & Consumer	546,264	3.3%	567,228	4.0%	362,180	3.1%
Other	10,236	0.1%	11,134	0.1%	58,316	0.5%
Total loans held for investment	$16,652,026	100.0%	$14,253,676	100.0%	$11,554,744	100.0%
Allowance for credit losses	(166,680)		(148,617)		(132,958)
Unamortized premiums/discounts, net of deferred loan fees	(28,618)		(13,998)		(6,972)
Net loans held for investment	$16,456,728		$14,091,061		$11,414,814
The following table sets forth the amount of loans maturing in our total loans held for investment based on the contractual terms to maturity:

	Term to Contractual Maturity as of June 30, 2023
(Dollars in thousands)	Less Than Three Months	Over Three Months Through One Year	Over One Year Through Five Years	Over 5 Years Through 15 Years	Over 15 Years	Total
Single Family - Mortgage & Warehouse	$37,797	$241,782	$22,533	$102,283	$3,769,438	$4,173,833
Multifamily and Commercial Mortgage	$30,500	$8,969	$53,431	$1,656,148	$1,333,177	$3,082,225
Commercial Real Estate	$658,275	$1,737,823	$3,787,275	$—	$16,445	$6,199,818
Commercial & Industrial - Non-RE	$12,111	$287,269	$2,236,808	$86,669	$16,793	$2,639,650
Auto & Consumer	$233	$2,772	$213,869	$329,390	$—	$546,264
Other	$5,892	$77	$3,572	$653	$42	$10,236
Total	$744,808	$2,278,692	$6,317,488	$2,175,143	$5,135,895	$16,652,026

The following table sets forth the amount of our loans at June 30, 2023 that are due after June 30, 2024 and indicates whether they have fixed or floating/adjustable interest rates:

(Dollars in thousands)	Fixed	Floating/ Adjustable[1]	Total
Single Family - Mortgage & Warehouse	$162,216	$3,732,038	$3,894,254
Multifamily and Commercial Mortgage	50,685	2,992,071	3,042,756
Commercial Real Estate	79,745	3,723,975	3,803,720
Commercial & Industrial - Non-RE	228,327	2,111,943	2,340,270
Auto & Consumer	543,259	—	543,259
Other	4,267	—	4,267
Total	$1,068,499	$12,560,027	$13,628,526
1 Included in this category are hybrid mortgages (e.g., 5/1 adjustable rate mortgages) that carry a fixed rate for an introductory term before transitioning to an adjustable rate.
Our real estate loans are secured by properties primarily located in California and New York. The following table shows the largest states and regions ranked by location of these properties:

	At June 30, 2023
	Percentage of Loan Principal Secured by Real Estate Located in State or Region
State or Region	Total Real Estate Loans	Single Family Mortgage	Multifamily real estate secured	Commercial Real Estate
California—south[1]	32.8%	56.1%	57.8%	4.7%
California—north[2]	8.5%	15.3%	11.3%	2.4%
New York	25.2%	11.0%	19.7%	37.5%
Florida	8.0%	6.1%	5.3%	10.5%
New Jersey	4.2%	0.8%	0.3%	8.4%
Arizona	3.0%	1.2%	0.3%	5.5%
Washington, D.C.	2.3%	0.2%	0.1%	4.8%
Texas	2.1%	0.9%	0.6%	3.7%
Georgia	1.7%	0.4%	—%	3.4%
Illinois	1.6%	0.4%	1.1%	2.7%
All other states	10.6%	7.6%	3.5%	16.4%
	100.0%	100.0%	100.0%	100.0%
1 Consists of loans secured by real property in California with ZIP Code ranges from 90001 to 92999.
2 Consists of loans secured by real property in California with ZIP Code ranges from 93000 to 96161.
The ratio of the loan amount to the value of the property securing the loan is called the loan-to-value ratio (“LTV”). The following table shows the LTVs of our loan portfolio on weighted-average and median bases at June 30, 2023. The LTVs were calculated by dividing (a) the current outstanding loan principal balance of both the first and second liens of the borrower by (b) the appraisal value at the time of origination of the property securing the loan.

	Total Real Estate Loans	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate
Weighted-Average LTV	48.9%	57.4%	53.8%	40.8%
Median LTV	53.0%	55.0%	50.0%	38.0%
Our effective weighted-average LTV was 47.0% for real estate loans originated during the fiscal year ended June 30, 2023.

CRE Specialty loans, which comprise 86.2% of total CRE loans as of June 30, 2023, are collateralized by underlying real estate and properties as outlined below. Total weighted-average LTV for CRE Specialty loans was 40% as of June 30, 2023.

	At June 30, 2023
(Dollars in thousands)	Loan Balance	Weighted-Average LTV
Multifamily	$1,745,894	41.0%
Single Family Real Estate	1,058,880	42.0
Hotel	920,795	41.0
Office	552,363	36.0
Industrial	474,567	43.0
Other	339,358	36.0
Retail	253,987	41.0
Total	$5,345,844	40.0%
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
In the single family loan underwriting process we consider all relevant factors including the borrower’s credit score, credit history, documented income, existing and new debt obligations, the value of the collateral, and other internal and external factors. For all multifamily and commercial real estate loans, we rely primarily on the cash flow from the underlying property as the expected source of repayment. Additionally, the Bank often obtains personal guarantees from all material owners or partners of the borrower. In evaluating multifamily or commercial real estate credit, we consider all relevant factors, including the outside financial assets of the material owners or partners, payment history at the Bank or other financial institutions, and the experience of management and/or ownership with similar properties or businesses. In evaluating the underlying property, we consider the recurring net operating income of the property before debt service and depreciation, the ratio of net operating income to debt service and the ratio of the loan amount to the appraised value. For construction loans, we consider borrower experience and may obtain project completion guarantees from our borrowers and require borrowers to fund costs that exceed the initial construction budgets. As part of the underwriting of construction loans, we consider market conditions and perform stress testing to help ensure payoff via refinance or sale will cover any loan proceeds advanced. In underwriting commercial & industrial – non-real estate loans, we primarily consider the borrowers’ operating cash flows and the value of underlying collateral. Additionally, in our commercial real estate and commercial & industrial – non-real estate loans we typically take a senior lien position in a structured facility collateralized by the underlying assets.
Loan Quality and Credit Risk. Non-performing assets are loans and leases which are often on non-accrual status as they are more than 90 days past due; however, there are other conditions which may cause these assets to be non-performing, such as the underlying collateral being acquired by foreclosure or deed-in-lieu. Our policy with respect to non-performing assets is to place such assets on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan or lease is placed on nonaccrual status, previously accrued but unpaid interest will be deducted from interest income. Our general policy is to not accrue interest on loans and leases past due 90 days or more, unless the individual borrower circumstances dictate otherwise.
See Management’s Discussion and Analysis — “Asset Quality and Allowance for Credit Losses - Loans” for additional information on non-performing assets and the allowance for credit losses.
Investment Securities Portfolio. Axos classifies each investment security according to our intent to hold the security to maturity, trade the security in the near term or make the security available-for-sale. We invest available funds in government and high-grade non-agency securities. Our investment policy, as established by our Board of Directors, is designed to maintain liquidity and generate a favorable return on investment without incurring undue interest rate risk, credit risk or portfolio asset concentration risk. Under our investment policy, the Bank is authorized to invest in agency mortgage-backed obligations issued or fully guaranteed by the United States government, non-agency asset-backed obligations, specific federal agency obligations, municipal obligations, specific time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, investment grade corporate debt securities and other specified investments. We buy and sell securities to facilitate liquidity and to manage our interest rate risk.

The following table sets forth the dollar amount of our securities portfolio by intent at the end of each of the last three fiscal years:

	Available-for-Sale	Trading
(Dollars in thousands)	Fair Value	Fair Value	Total
June 30, 2023	$232,350	$758	$233,108
June 30, 2022	262,518	1,758	264,276
June 30, 2021	187,335	1,983	189,318
The following table sets forth the expected maturity distribution of our mortgage-backed securities (“MBS”) and the contractual maturity distribution of our Non-MBS securities and the weighted-average yield for each range of maturities:

	At June 30, 2023
	Total Amount		Due Within One Year		Due After One but within Five Years		Due After Five but within Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]
Available-for-sale
MBS:
Agency[2]	$27,024	2.31%	$6,276	2.15%	$13,110	2.55%	$5,522	2.12%	$2,116	1.77%
Non-Agency[3]	210,271	5.61%	92,361	5.88%	115,533	5.32%	1,729	7.50%	648	15.69%
Total MBS	$237,295	5.24%	$98,637	5.64%	$128,643	5.04%	$7,251	3.40%	$2,764	5.03%
Non-MBS
Municipal	3,656	3.57%	—	—%	—	—%	—	—%	3,656	3.57%
Total Non-MBS	$3,656	3.57%	$—	—%	$—	—%	$—	—%	$3,656	3.57%
Available-for-sale—Amortized Cost	$240,951	5.21%	$98,637	5.64%	$128,643	5.04%	$7,251	3.40%	$6,420	4.20%
Available-for-sale—Fair Value	$232,350	5.21%	$95,913	5.64%	$123,730	5.04%	$6,576	3.40%	$6,131	4.20%
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
Our available-for-sale securities portfolio of $232.4 million at June 30, 2023 is composed of approximately 67.6% Alt-A, private-issue super senior, first-lien residential mortgage-backed securities (“RMBS”); 18.2% commercial mortgage-backed securities (“CMBS”); 10.3% agency RMBS and other debt securities issued by the government-sponsored enterprises primarily, Fannie Mae and Freddie Mac (each, a “GSE” and, together, the “GSEs”); 2.4% pay-option adjustable-rate mortgages (“ARMs”), private-issue super senior first-lien RMBS; and 1.5% municipal securities. We had no asset-backed securities, sub-prime RMBS or bank pooled trust preferred securities at June 30, 2023.
We manage the credit risk of our non-agency securities by purchasing securities which we believe have the most favorable blend of historic credit performance and remaining credit enhancements including subordination, over collateralization, excess spread and purchase discounts. Substantially all of our non-agency securities are senior tranches protected against realized loss by subordinated tranches. The amount of structural subordination available to protect each of our securities (expressed as a percentage of the current face value) is known as credit enhancement. We monitor the performance and measure the securities for impairment in accordance with regulatory guidance. For additional information on our investment securities portfolio, refer to Management’s Discussion and Analysis—“Critical Accounting Policies—Securities” and Note 3 - “Fair Value” and Note 4 - “Securities.”
Banking Business - Deposit Generation
At June 30, 2023, we had $17.1 billion in deposits of which $15.8 billion, or 92.3% were demand and savings accounts, and $1.3 billion, or 7.7% were time deposits. We generate deposit customer relationships through our distribution channels including websites, sales teams, software company affiliates, online advertising, print and digital advertising, financial advisory firms, affinity partnerships and lending businesses. Our deposit lines of business include:
•A commercial banking platform, which provides a stable and low-cost source of commercial deposits across a targeted set of industry verticals through the provision of tech-forward depository and treasury management solutions delivered by a dedicated sales and support team. The industry verticals targeted by Commercial Banking include;

◦Specialty Deposit Verticals, which include Title, Escrow, HOA and Property Management, 1031 Exchange, Trust & Estates and Payment Processors;
◦Software Verticals, which include:
▪Axos Fiduciary Services: A full-service fiduciary team catered specifically to support bankruptcy and non-bankruptcy trustees and fiduciaries with their software and banking needs, and
▪Zenith Information Systems, Inc.: A business management and entertainment accounting and payroll software offering supported by a dedicated service team;
◦Commercial Banking Verticals, which include other middle market industries along with deposit relationships for Commercial Real Estate and Commercial & Industrial lending clients.
To support the acquisition and retention of low-cost operating deposits, we place significant focus on the continued development of a comprehensive suite of treasury management products and services, which include;
◦Deposit and liquidity management products: Analyzed and non-analyzed checking accounts, interest checking accounts and, money market Accounts, zero balance accounts, insured cash sorting (sweep accounts);
◦     Payables products: ACH origination, wire transfer (domestic and international), commercial check printing, business bill pay and account transfer;
◦     Receivables products: remote deposit capture, mobile deposit, image cash letter, lockbox, merchant services, online payment portal;
◦     Information reporting and reconciliation products: prior day and current day summary and detail reporting, statement, check and deposit images; and
◦     Security and fraud prevention products: direct link security, check positive pay, ACH blocks and filters.
Delivery channels for the above products include online, mobile and integration services. Integration services include file-based and API-based capabilities which enable direct integration with numerous software partners and clients’ in-house ERP or accounting systems.
•An online consumer and small business platform that delivers an enhanced banking experience with tailored products targeted to specific consumer and small business segments. Our online consumer and small business banking platform is full-featured with quick and secure access to activity, statements and other features including:
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
We offer a full line of deposit products, which we source through both online channels using operating and marketing strategies that emphasize low operating costs and are flexible and scalable for our business. Our full featured products and platforms, 24/7 customer service and our affinity relationships result in customer accounts with strong retention characteristics. We continuously collect customer feedback and improve our processes to satisfy customer needs. For example, one tailored product is designed for customers who are looking for full-featured demand accounts and competitive fees and interest rates, while another product targets primarily tech-savvy customers seeking a low-fee cost structure and a high-yield savings account.
We offer our consumer deposits through several channels, including:
•A concierge banking offer serving the needs of high net worth individuals with premium products and dedicated service;
•Financial advisory and clearing firms who introduce their clients to our deposit products through Axos Clearing and its business division AAS; and
•A call center that opens accounts through self-generated internet leads, third-party purchased leads, partnerships, and retention and cross-sell efforts to our existing customer base.
Our deposit operations are conducted through a centralized, scalable operating platform which supports all of our distribution channels. The integrated nature of our systems and our ability to efficiently scale our operations create competitive advantages that support our value proposition to customers. Additionally, the features described above such as online account opening and online bill-pay promote self-service and further reduce operating expenses.
We believe our deposit franchise will continue to provide lower all-in funding costs (interest expense plus operating costs) with greater scalability than branch-intensive banking models because the traditional branch model operates with inherently higher fixed operating costs.

The number of deposit accounts at the end of each of the last three fiscal years is set forth below:

	At June 30,
	2023	2022	2021
Non-interest bearing	45,640	42,372	36,726
Interest-bearing checking and savings accounts	427,299	344,593	336,068
Time deposits	6,340	8,734	12,815
Total number of deposit accounts	479,279	395,699	385,609
The increase in interest-bearing checking and savings accounts in 2023 was primarily due to increased consumer deposit accounts from increased marketing efforts.
Deposit Composition. The following table sets forth the dollar amount of deposits by type and weighted-average interest rates at the end of each of the last three fiscal years:

	At June 30,
	2023		2022		2021
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]
Non-interest-bearing	$2,898,150	—	$5,033,970	—	$2,474,424	—
Interest-bearing:
Demand	3,334,615	2.43%	3,611,889	0.61%	3,369,845	0.15%
Savings	9,575,781	4.20%	4,245,555	0.95%	3,458,687	0.21%
Total demand and savings	$12,910,396	3.74%	$7,857,444	0.79%	$6,828,532	0.18%
Time deposits
$250 and under[2]	$932,436	3.72%	$651,392	1.22%	$1,070,139	1.30%
Greater than $250	382,126	4.36%	403,616	1.41%	442,702	1.03%
Total time deposits	$1,314,562	3.91%	$1,055,008	1.25%	$1,512,841	1.22%
Total interest-bearing[2]	$14,224,958	3.76%	$8,912,452	0.85%	$8,341,373	0.37%
Total deposits	$17,123,108	3.12%	$13,946,422	0.54%	$10,815,797	0.29%
1 Based on weighted-average stated interest rates at the end of the period.
2 The total interest-bearing includes brokered deposits of $2,028.5 million and $1,032.7 million as of June 30, 2023 and 2022, respectively, of which $690.9 million and $250.0 million are time deposits classified as $250,000 and under.
The following tables set forth the average balance, the interest expense and the average rate paid on each type of deposit at the end of each of the last three fiscal years:

	For the Fiscal Year Ended June 30,
	2023			2022			2021
(Dollars in thousands)	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid
Non-interest-bearing	$3,730,524	$—	—	$3,927,195	$—	—	$2,182,009	$—	—
Interest-bearing:
Demand	$4,047,717	$99,119	2.45%	$3,873,382	$12,429	0.32%	$3,817,516	$14,444	0.38%
Savings	6,164,020	206,536	3.35%	2,899,939	7,624	0.26%	3,387,182	14,587	0.43%
Time deposits	1,225,537	33,826	2.76%	1,226,774	13,567	1.11%	1,825,795	31,498	1.73%
Total interest-bearing deposits	$11,437,274	$339,481	2.97%	$8,000,095	$33,620	0.42%	$9,030,493	$60,529	0.67%
Total deposits	$15,167,798	$339,481	2.24%	$11,927,290	$33,620	0.28%	$11,212,502	$60,529	0.54%

Total deposits that exceeded the FDIC insurance limit of $250,000 at June 30, 2023 were $1.7 billion. The maturities of certificates of deposit that exceeded the FDIC insurance limit of $250,000 at June 30, 2023 are as follows:

(Dollars in thousands)	June 30, 2023
3 months or less	$142,499
3 months to 6 months	185,185
6 months to 12 months	20,847
Over 12 months	33,595
Total	$382,126

SECURITIES BUSINESS
Our Securities Business consists of two sets of products and services, securities services provided to third-party securities firms and investment management services provided to consumers.
Securities services. We offer fully disclosed clearing services through Axos Clearing to FINRA and SEC registered member firms for trade execution and clearance as well as back-office services such as record keeping, trade reporting, accounting, general back-office support, securities and margin lending, reorganization assistance, and custody of securities. At June 30, 2023, we provided services to 291 financial organizations, including correspondent broker-dealers and registered investment advisors.
We provide margin loans, which are collateralized by securities, cash, or other acceptable collateral, to our brokerage customers for their securities trading activities. We earn a spread equal to the difference between the amount we pay to fund the margin loans and the amount of interest income we receive from our customers.
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
We assist our brokerage customers in managing their cash balances and earn a fee through an insured bank deposit cash sorting program.
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
Additionally, we offer a specialized accounting software that serves the business management, family office and wealth management industries to provide software, service and banking solutions.
BORROWINGS
For additional information on the Company’s borrowings, see “Liquidity and Capital Resources ” in Part II, Item 7.
MERGERS AND ACQUISITIONS
 From time to time, we undertake acquisitions or similar transactions consistent with our operating and growth strategies. For additional information, see “Mergers and Acquisitions” in Part II, Item 7.
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
We employ a robust information security program to achieve our security objectives. The program is designed to prevent, detect and respond to cyberattacks. We also continue to make significant investments in enhancing our cyber defense capabilities to mitigate the risks from the full spectrum of emerging information security threats.
INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS
As part of our strategy to protect and enhance our intellectual property, we rely on a variety of legal protections, including copyrights, trademarks, trade secrets, patents, internet domain names and certain contractual restrictions on solicitation and competition, and disclosure and distribution of confidential and proprietary information. We undertake measures to control access to and/or disclosure of our trade secrets and other confidential and proprietary information. Policing unauthorized use of our intellectual property, trade secrets and other proprietary information is difficult and litigation may be necessary to enforce our intellectual property rights.
HUMAN CAPITAL
At June 30, 2023, we had 1,455 full-time employees, which does not include seasonal internship employees. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be satisfactory. We offer market-based, competitive wages and benefits in the market where we compete for talent.
Our key human capital management objectives are to attract, retain and develop the highest quality talent. To support these objectives, our human resources programs are designed to develop talent to prepare them for critical roles and leadership positions for the future, reward and support employees through competitive pay, benefit and perquisite programs, and evolve and invest in technology, training, tools and resources to enable employees to effectively and efficiently perform their responsibilities and achieve their potential. We believe this is important to recruiting and retaining talent to allow our organization to achieve its goals and objectives.
COMPETITION
The market for banking and financial services is intensely competitive, and we expect competition to continue to intensify in the future. The Bank attracts deposits through its banking sales force and online acquisition channels. Competition for those deposits comes from a wide variety of other banks, savings institutions, and credit unions. Money market funds, full-service securities brokerage firms and financial technology companies also compete for these funds. The Bank competes for these deposits by offering superior service and a variety of deposit accounts at competitive rates. In real estate lending, we compete against traditional real estate lenders, including large and small savings banks, commercial banks, mortgage bankers and mortgage brokers.
Many of our current and potential competitors have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources and are capable of providing strong price and customer service competition. Technological innovation and capabilities, including changes in product delivery systems and web-based tools, continue to contribute to greater competition in domestic and international financial services markets, and larger competitors may be able to allocate more resources to these technology initiatives.
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
Axos Financial, Inc. is supervised and regulated as a savings and loan holding company by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank, as a federal savings bank, is subject to regulation, examination and supervision by the Office of the Comptroller of the Currency (“OCC”) as its primary regulator, and the Federal Deposit Insurance Corporation (“FDIC”) as its deposit insurer. The Bank must file reports with the OCC and the FDIC and Axos Financial, Inc. with the Federal Reserve, concerning their activities and financial condition. In addition, the Bank is subject to the regulation, examination and supervision by the Consumer Financial Protection Bureau (“CFPB”) with respect to a broad array of federal consumer laws. Our subsidiaries, Axos Clearing LLC and Axos Invest LLC, are broker-dealers and are registered with and subject to regulation by the SEC and FINRA. In addition, Axos Invest, Inc., an investment adviser, is registered with the SEC. Axos Invest, Inc. is subject to the requirements of the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and the Investment Company Act of 1940, as amended, and is subject to examination by the SEC.
The following information describes aspects of the material laws and regulations applicable to the Company. The information below does not purport to be complete and is qualified in its entirety by reference to all applicable laws and regulations. In addition, new and amended legislation, rules and regulations governing the Company are introduced from time to time by the U.S. government and its various agencies, including in response to recent highly-publicized bank failures. Any such legislation, regulatory changes or amendments could adversely affect us and no assurance can be given as to whether, or in what form, any such changes may occur.
REGULATION OF FINANCIAL HOLDING COMPANY
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
The Regulatory Capital Rules require banking organizations (i.e., both the Company and the Bank) to maintain a minimum “common equity Tier 1” (“CET1”) ratio of 4.5%, a Tier 1 risk-based capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). A capital conservation buffer of 2.5% above each of these levels is required for banking institutions to avoid restrictions on their ability to make capital distributions, including the payment of dividends.

The Regulatory Capital Rules provide for a number of deductions from and adjustments to CET1. In addition, trust preferred securities have been phased out of tier 1 capital for banking organizations that had $15 billion or more in total consolidated assets as of December 31, 2009 unless the banking organization grows above $15.0 billion in assets as a result of an acquisition. The Company’s trust preferred securities currently are grandfathered under this provision. In addition, the Company and the Bank elected the current expected credit losses (“CECL”) five-year transition guidance for calculating regulatory capital ratios on July 1, 2020 and the June 30, 2023 ratios include this election. This guidance allows an entity to add back to capital 100% of the capital impact from the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through June 30, 2022. This cumulative amount will then be phased out of regulatory capital over the following three years beginning July 1, 2022.
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
As of June 30, 2023, the capital ratios of both the Company and the Bank exceeded the minimums necessary to be considered “well-capitalized” under the currently enacted capital adequacy requirements, including after implementation of the deductions and other adjustments to CET1 on a fully phased-in basis. For additional information, please see Note 19 - “Minimum Regulatory Capital Requirements” to the financial statements filed with this report.
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
Financial Holding Company. The Company operates as a savings and loan holding company that is treated as a financial holding company under the rules and regulations of the Federal Reserve. Financial holding companies are generally permitted to affiliate with securities firms and insurance companies and engage in other activities that are "financial in nature." Such activities include, among other things, securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking. If the Bank ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve may, among other things, place limitations on our ability to conduct these broader financial activities. In addition, if the Bank receives a rating of less than satisfactory under the Community Reinvestment Act, we would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. If a financial holding company fails to continue to meet any of the prerequisites for financial holding company status, including those described above, the Federal Reserve may order the company to divest its subsidiary banks or discontinue or divest investments in companies engaged in activities permissible only for a bank holding company that has elected to be treated as a financial holding company. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve.
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
REGULATION OF BANKING BUSINESS
General. As a federally-chartered savings and loan association whose deposit accounts are insured by the FDIC, Axos Bank is subject to extensive regulation by the OCC, FDIC and the CFPB with respect to federal consumer financial laws. The following discussion summarizes some of the principal areas of regulation applicable to the Bank and its operations.
Insurance of Deposit Accounts. The FDIC administers a deposit insurance fund (the “DIF”) that insures depositors in certain types of accounts up to a prescribed amount for the loss of any such depositor’s respective deposits due to the failure of an FDIC member depository institution. As the administrator of the DIF, the FDIC assesses its member depository institutions and determines the appropriate DIF premiums to be paid by each such institution. Recent activity in the banking industry, including certain highly-publicized bank failures, is expected to cause premiums on the FDIC’s DIF to increase. The FDIC is authorized to examine its member institutions and to require that they file periodic reports of their condition and operations. The FDIC may also prohibit any member institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF. The FDIC has the authority to initiate enforcement actions against savings associations, after giving the primary federal regulator the opportunity to take such action. The FDIC may terminate an institution’s access to the DIF if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition. We do not know of any practice, condition or violation that might lead to termination of our access to the DIF.
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
The Bank’s capital requirements are viewed as minimum standards and most financial institutions are expected to maintain capital levels well above the minimum. In addition, OCC regulations provide that minimum capital levels greater than those provided in the regulations may be established by the OCC for individual savings associations upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances. Axos Bank is not subject to any such individual minimum regulatory capital requirement and the Bank’s regulatory capital exceeded all minimum regulatory capital requirements as of June 30, 2023. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Stress Testing. The Economic Growth, Regulatory Relief, and Consumer Protection Act set the asset threshold for enhanced prudential standards and stress testing at $100 billion of total consolidated assets. Based on asset levels at June 30, 2022, neither the Company nor the Bank are subject to enhanced stress test regulations. The federal banking agencies have indicated that the capital planning and risk management practices of financial institutions with total assets less than $100 billion will continue to be reviewed through the regular supervisory process. We plan to continue monitoring our capital consistent with the safety and soundness expectations of the Federal Reserve and will continue to use customized stress testing as part of our capital planning process.
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
Loans-to-One-Borrower Limitations. Savings associations generally are subject to the lending limits applicable to national banks. With limited exceptions, the maximum amount that a savings association or a national bank may lend to any borrower, including related entities of the borrower, at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings associations are additionally authorized to make loans to one borrower by order of its regulator, in an amount not to exceed the lesser of $30.0 million or 30% of unimpaired capital and surplus for the purpose of developing domestic residential housing, if the following specified conditions are met:
•The savings association is in compliance with its fully phased-in capital requirements;
•The loans comply with applicable loan-to-value requirements; and
•The aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus.
At June 30, 2023, the Bank’s loans-to-one-borrower limit was $301.1 million, based upon the 15% of unimpaired capital and surplus measurement. At June 30, 2023, our largest outstanding loan balance to one borrower was $250.0 million.

Qualified Thrift Lender Test. Savings associations must meet a qualified thrift lender, or “QTL,” test. This test may be met either by maintaining a specified level of portfolio assets in qualified thrift investments as specified by the HOLA, or by meeting the definition of a “domestic building and loan association,” (“DBLA”) under the Internal Revenue Code of 1986, as amended, (the “Code”). Qualified thrift investments are primarily residential mortgage loans and related investments, including mortgage related securities. Portfolio assets generally mean total assets less specified liquid assets, goodwill and other intangible assets and the value of property used in the conduct of the Bank’s business. The required percentage of qualified thrift investments under the HOLA is 65% of “portfolio assets” (defined as total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) and under the DBLA is at least 60% of the amount of total assets. An association must be in compliance with the HOLA test on a monthly basis at least nine out of every 12 months or meet the definition of a DBLA at the savings association’s fiscal year end or on an average basis. Savings associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. At June 30, 2023, the Bank was in compliance with its QTL requirement and met the definition of a DBLA.
Liquidity Standard. Savings associations are required to maintain sufficient liquidity to ensure safe and sound operations. As of June 30, 2023, Axos Bank was in compliance with the applicable liquidity standard.
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
The Sarbanes-Oxley Act generally prohibits loans by public companies to their executive officers and directors. However, there is a specific exception for loans by financial institutions, such as the Bank, to its executive officers and directors that are made in compliance with federal banking laws. Under such laws, our authority to extend credit to executive officers, directors, and 10% or more stockholders (“insiders”), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on its capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and cannot involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.
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
Depository institutions with more than $10 billion in assets and their affiliates are subject to direct supervision by the CFPB, including any applicable examination, enforcement and reporting requirements the CFPB may establish. As of June 30, 2023, we had $20.3 billion in total assets, placing the Bank under the direct supervision and oversight of the CFPB. The laws and regulations of the CFPB and other consumer protection laws and regulations to which the Bank is subject mandate certain disclosure requirements and regulate the manner in which we must deal with customers when taking deposits from, making loans to, or engaging in other types of transactions with, our customers.
In May 2020, the OCC finalized its “true lender” rule to address the legal uncertainty regarding the effect of a transfer on a loan’s permissible interest rate caused by the Second Circuit’s 2015 decision in Madden v. Midland Funding, LLC. The rule clarified that when a national bank (or federal savings bank, such as the Bank) sells, assigns, or otherwise transfers a loan, the interest permissible before the transfer continues to be permissible after the transfer. On June 30, 2021, President Biden signed a Congressional Review Act resolution repealing the OCC’s true lender rule. The repeal creates uncertainty regarding the ability of nonbank loan purchasers to collect interest on loans originated by a national bank or federal savings bank as originally agreed, which may impact the Company’s decision to participate in this type of lending in the future.
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
State regulators have been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. The California Consumer Privacy Act of 2018 (as amended by the California Privacy Rights Act), which covers businesses that collect and use personal information on California resident consumers, grants consumers enhanced privacy rights and control over their personal information and imposes significant requirements on covered companies with respect to consumer data privacy rights.
New laws or changes to existing laws, including privacy-related enforcement activity, increase our operating and compliance costs (including technology costs) and could reduce income from certain business initiatives or restrict our ability to provide certain products and services. Our failure to comply with privacy, data protection and information security laws could result in significant regulatory or governmental investigations or actions, litigation, fines, sanctions, and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.
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
Office of Foreign Assets Control Regulation and Anti-Corruption
The Bank and its affiliated broker-dealers are also required to comply with the U.S. Treasury’s Office of Foreign Assets Control imposed economic sanctions that affect transactions with designated foreign countries, nationals, individuals, entities and others. These are typically known as the “OFAC rules,” based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with, or investment in, a sanctioned country, including prohibitions against direct or indirect imports from, and exports to, a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from OFAC. We are also subject to the U.S. Foreign Corrupt Practices Act and other laws and regulations worldwide regarding corrupt and illegal payments, or providing anything of value, for the benefit of government officials and others. Failure to comply with these sanctions and the U.S. Foreign Corrupt Practices Act, or similar laws and regulations, could have serious legal and reputational consequences.
REGULATION OF SECURITIES BUSINESS
Our correspondent clearing and custodial firm Axos Clearing, and introducing broker Axos Invest LLC, are broker-dealers registered with the SEC and members of FINRA and various other self-regulatory organizations. Axos Clearing also uses various clearing organizations, including the Depository Trust Company, the National Securities Clearing Corporation, Euroclear and the Options Clearing Corporation.
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
Broker-dealers are subject to extensive laws, rules and regulations covering all aspects of the Securities Business, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of clients’ funds and securities, capital adequacy, record keeping and reporting, the conduct of directors, officers, and employees, qualification and licensing of supervisory and sales personnel, marketing practices, supervisory and organizational procedures intended to ensure compliance with securities laws and to prevent improper trading on material nonpublic information, limitations on extensions of credit in securities transactions, clearance and settlement procedures, and rules designed to promote high standards of commercial honor and just and equitable principles of trade. Broker-dealers are regulated by state securities administrators in those jurisdictions where they do business. Regulators may conduct periodic examinations and review reports of our operations, controls, supervision, performance, and financial condition. Our broker-dealers’ margin lending is regulated by the Federal Reserve Board’s restrictions on lending in connection with client purchases and short sales of securities, and FINRA rules require our broker-dealers to impose maintenance requirements based on the value of securities contained in margin accounts. The rules of the Municipal Securities Rulemaking Board, which are enforced by the SEC and FINRA, apply to the municipal securities activities of Axos Clearing and Axos Invest LLC.
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
Net Capital Requirements. The SEC, FINRA and various other regulatory authorities have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Rule 15c3-1 of the Exchange Act (the “Net Capital Rule”) requires that a broker-dealer maintain minimum net capital. Generally, a broker-dealer’s net capital is net worth plus qualified subordinated debt less deductions for non-allowable (or non-liquid) assets and other adjustments and operational charges. At June 30, 2023, our broker-dealers were in compliance with applicable net capital requirements.
The SEC, FINRA and other regulatory organizations impose rules that require notification when net capital falls below certain predefined thresholds. These rules dictate the ratio of debt-to-equity in the regulatory capital composition of a broker-dealer, and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a broker-dealer fails to maintain the required net capital, it may be subject to penalties and other regulatory sanctions, including suspension or revocation of registration by the SEC or applicable regulatory authorities, and suspension or expulsion by these regulators could ultimately lead to the broker-dealer’s liquidation. Additionally, the Net Capital Rule and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to, and approval from, the SEC and FINRA for certain capital withdrawals.
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
Anti-Money Laundering. Our broker-dealers must comply with the USA PATRIOT Act and other rules and regulations, including FINRA requirements, designed to fight international money laundering and to block terrorist access to the U.S. financial system. We are required to have systems and procedures to ensure compliance with such laws and regulations.
Form Customer Relationship Summary (“Form CRS”). The SEC Form CRS requires registered investment advisors and broker-dealers to deliver to retail investors a succinct, plain English summary about the relationship and services provided by the firm and the required standard of conduct associated with the relationship and services.

AVAILABLE INFORMATION
Axos Financial, Inc. files reports, proxy and information statements and other information electronically with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website site address is http://www.sec.gov. Our web site address is http://www.axosfinancial.com, and we make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, amendments thereto and various other documents, including documents to comply with our obligations under Regulation FD, available on our website free of charge. Accordingly, investors should monitor our website in addition to following and reviewing our press releases, filings with the SEC and public conference calls and other presentations.
ITEM 1A. RISK FACTORS
An investment in our common stock is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and results of operations. Risks disclosed in this section may have already materialized. The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment. This report is qualified in its entirety by these risk factors.
Risks Relating to Macroeconomic Conditions
Changes in interest rates could adversely affect our performance.
Our results of operations depend to a great extent on our net interest income, which is the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. We are exposed to interest rate risk because our interest-earning assets and interest-bearing liabilities do not react uniformly or concurrently to changes in interest rates, as the two have different time periods for adjustment and can be tied to different measures of rates. Interest rates are sensitive to factors that are beyond our control, including domestic and international economic conditions, including inflation, and the policies of various governmental and regulatory agencies, including the Federal Reserve. The monetary policies of the Federal Reserve, implemented through open market operations, the federal funds rate targets, and the discount rate for banking borrowings and reserve requirements, affect prevailing interest rates. A material change in any of these policies could have a material impact on us or our customers (including borrowers), and therefore on our results of operations. Since maintaining a federal funds rate target in the range of 0% to 0.25% from March 2020 through 2021, the Federal Reserve made multiple rate increases during 2022 and 2023 increasing the target federal funds rate to a range of 5.00% to 5.25% as of June 2023, and subsequently to a range of 5.25% to 5.50% as of August 2023. The future direction and levels of interest rates remain uncertain.
Loan originations and repayment rates tend to increase with declining interest rates and decrease with rising interest rates. Increases in interest rates can negatively impact our business, including a possible reduction in customers’ or potential customers’ desire to borrow money or adversely affecting customers’ ability to repay on outstanding loans by increasing their debt obligations. On the deposit side, increasing interest rates generally lead to interest rate increases on our deposit accounts. While we manage the sensitivity of our assets and liabilities, large, unanticipated, or rapid increases in market interest rates may have an adverse impact on our net interest income and could decrease our mortgage refinancing business and related fee income, and could cause an increase in delinquencies and non-performing loans and leases in our adjustable-rate loans. In addition, interest rate volatility can affect the value of our loans and leases, investments and other interest-rate sensitive assets and our ability to realize gains on the sale or resolution of these assets, which in turn may affect our liquidity. There can be no assurance that we will be able to successfully manage our interest rate risk.
A significant or sustained economic downturn could result in increases in our level of non-performing loans and leases and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.
Our business and results of operations are affected by the financial markets and general economic conditions, including factors such as the level and volatility of interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income and consumer spending. We operate in an uncertain economic environment due to a variety of other reasons including, but not limited to, trade policies and tariffs, geopolitical tensions, including escalating military tensions in Europe as a result of Russia’s invasion of Ukraine, volatile energy prices and uncertain continuing effects of the coronavirus (“COVID-19”) pandemic. The risks associated with our business become more acute in periods of a slowing economy or slow growth. Furthermore, given our high concentration of loans secured by real estate in California and New York, the Company remains particularly susceptible to a downturn in those states’ economies. These negative events may cause us to incur losses and may adversely affect our capital, financial condition and results of operations.

The specific impact on us of unfavorable or uncertain economic or market conditions is difficult to predict, could be long or short term, and may be direct or indirect. A worsening of business and economic conditions generally or specifically in the principal markets in which we conduct business could have adverse effects, including the following:
•a decrease in the demand for, or the availability of, loans and other products and services we offer;
•a decrease in deposit balances, including low-cost and noninterest bearing deposits, and changes in our interest rate mix toward higher-cost deposits;
•an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us, which could lead to higher levels of nonperforming assets, net charge-offs, and provisions for credit losses;
•a decrease in the value of loans and other assets secured by collateral such as consumer or commercial real estate;
• a decrease in net interest income from our lending and deposit gathering activities;
•an impairment of certain intangible assets such as goodwill;
•an increase in competition resulting from increasing consolidation within the financial services industry; and
•an increase in borrowing costs in excess of changes in the rate at which we reinvest funds.
Inflation could negatively impact our business and our profitability.
Prolonged periods of inflation may impact our profitability by negatively impacting our non-interest expenses, including increasing expense related to talent acquisition and retention. Additionally, inflation may lead to a decrease in consumer and clients purchasing power and negatively affect the need or demand for our products and services. If significant inflation continues, our business could be negatively affected by, among other things, increased default rates leading to credit losses which could decrease our willingness to offer new credit extensions. These inflationary pressures could adversely affect our results of operations or financial condition.
The value of our securities in our investment portfolio may decline in the future.
The fair market value of our investment securities may be adversely affected by general economic and market conditions, including changes in interest rates, credit spreads, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio or any given market segment or industry in which we are invested. We analyze our available-for-sale securities on a quarterly basis to measure any impairment and potential credit losses. The process for determining impairment and any credit losses usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving principal and interest payments sufficient to recover our amortized cost of the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize credit losses in future periods, which could have a material adverse effect on our business, financial condition, and results of operations.
The weakness of other financial institutions or other companies in the financial services industries could adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers-dealers, other commercial banks, investment banks, mutual and hedge funds, and other financial institutions. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by us or by other institutions and organizations. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be liquidated, liquidated timely or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us. There is no assurance that any such losses would not materially and adversely affect our results of operations. Events, both actual or rumored, involving limited liquidity, defaults, non-performance or other adverse developments that affect other companies in the financial services industry or the financial services industry generally have in the past, and may in the future, lead to erosion of customer confidence in the financial services industry, deposit volatility, liquidity issues, stock price volatility and other adverse developments, including increased regulatory oversight, increased premiums for the FDIC insurance program, higher capital requirements or changes in the way regulatory capital is calculated, and impositions of additional restrictions through regulatory changes or supervisory or enforcement activities. As a result, our operating margins, financial condition and results of operations may be adversely affected.
Replacement of the LIBOR benchmark interest rate may have an impact on our business, financial condition or results of operations.
LIBOR and certain other interest rate benchmarks are the subject of national, international, and other regulatory guidance and reform. Effective January 1, 2022, the administrator of LIBOR ceased the publication of one-week and two-month US dollar LIBOR and ceased the publications of the remaining tenors of US dollar LIBOR (one, three, six, and 12-month) after June 30, 2023. Generally, all loans we originated since 2017 have contract language that allowed us to replace LIBOR with an alternative index. All of our variable rate mortgage loans underwritten for the U.S. Government Agencies (FNMA, FHLMC & FHA/VA) after December 31, 2020 have used SOFR as the benchmark index. All other variable rate loans approved after December 31, 2021 do not use LIBOR as the benchmark index and have instead used primarily SOFR, Ameribor or BSBY (“Bloomberg Short-Term Bank Yield Index”) as the benchmark index. Prior to July 1, 2023, the date LIBOR ceased to be available, we transitioned all remaining loans in our portfolio that were leveraging LIBOR as the benchmark index to other indices, primarily SOFR, Ameribor or BSBY, and notified borrowers of the change in accordance with the applicable contractual and regulatory requirements.
The market transition away from LIBOR to alternative reference rates is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, the transition could prompt inquiries or other actions from regulators regarding our replacement of LIBOR with an alternative reference rate and result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in securities that were LIBOR-based.
Risks Relating to Regulation of our Business
Changes in laws, regulations or oversight or increased enforcement activities by regulatory agencies may increase our costs and adversely affect our business and operations.
We operate in a highly regulated industry and are subject to oversight, regulation and examination by federal and/or state governmental authorities under various laws, regulations and policies, which impose requirements or restrictions on our operations, capitalization, payment of dividends, mergers and acquisitions, investments, loans and interest rates charged and interest rates paid on deposits. We must also comply with federal anti-money laundering, bank secrecy, tax withholding and reporting, and various consumer protection statutes and regulations. A considerable amount of management time and resources is devoted to oversight of, and development, implementation and execution of controls and procedures relating to, compliance with these laws, regulations and policies.
The laws, rules, regulations and supervisory policies governing our business are intended primarily for the protection of our depositors, our customers, the financial system and the FDIC insurance fund, not our stockholders or other creditors and are subject to regular modification and change. New or amended laws, rules, regulations and policies, including potential changes under consideration in response to recent highly-publicized bank failures, could impact our operations, increase our capital requirements or substantially restrict our growth and adversely affect our ability to operate profitably by making compliance more difficult or expensive, restrict our ability to originate or sell loans, or impact the amount of interest or other charges or fees earned on loans or other products. In addition, further regulation, including in response to recent highly-publicized bank failures, could increase the assessment rate we are required to pay to the FDIC, adversely affecting our earnings. It is very difficult to predict future changes in regulation or the competitive impact that any such changes would have on our business. Any new laws, rules and regulations could make compliance more difficult, expensive, costly to implement or may otherwise adversely affect our business, financial condition or growth prospects. Other changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways including subjecting us to additional costs, limiting the types of financial services and products we may offer, and increasing the ability of non-banks to offer competing financial services and products.
The Bank Secrecy Act, the USA PATRIOT Act, and similar laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and to file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network, a bureau of the United States Department of Treasury, is authorized to impose significant civil money penalties for violations of those requirements and has engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and the Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the OFAC. Federal and state bank regulators have focused on compliance with the Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approval to proceed with acquisitions and other strategic transactions, which could negatively impact our business, financial condition, results of operations and prospects. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could have material adverse reputational consequences for us.
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
The Company and its subsidiaries are subject to changes in federal and state tax laws and the interpretation of existing laws and examinations and challenges by taxing authorities.
Our financial performance is impacted by federal and state tax laws. Given the current economic and political environment and ongoing budgetary pressures, the enactment of new federal or state legislation or new interpretations of existing tax laws could adversely impact our tax position, in some circumstances retroactively. The Inflation Reduction Act (the “IRA”), which establishes a new 15% corporate alternative minimum tax on adjusted book income (of corporations that have an average adjusted book income in excess of $1 billion over a three tax year period) for tax years beginning after December 31, 2022, may impact the Company’s cash tax payments and tax credit carryforward balances. The IRA includes a nondeductible 1% excise tax on certain repurchases of corporate stock for transactions occurring after December 31, 2022, which would likely increase the Company’s cost of any future share repurchases. The consequences of the IRA, the enactment of new federal or state tax legislation, or changes in the interpretation of existing law, including provisions impacting income tax rates, apportionment, consolidation or combination, income, expenses, and credits, may have a material adverse effect on our financial condition, results of operations, and liquidity.
In the normal course of business, we are routinely subjected to examinations and audits from federal, state, and local taxing authorities regarding tax positions taken by us and the determination of the amount of taxes due. These examinations may relate to income, franchise, gross receipts, payroll, property, sales and use, or other tax returns. The challenges made by taxing authorities may result in adjustments to the amount of taxes due and may result in the imposition of penalties and interest. If any such challenges are not resolved in our favor, they could have a material adverse effect on our financial condition, results of operations, and liquidity.
Our broker-dealer and investment advisory businesses subjects us to regulatory risks.
Our broker-dealer and investment advisory business subjects us to regulation by the SEC, FINRA, other self-regulatory organizations (“SROs”), state securities commissions, and other regulatory bodies. Violations of the laws and regulations governed by these agencies could result in censure, penalties and fines, the issuance of cease-and-desist orders, the restriction, suspension, or expulsion from the securities industry of the Company or its officers or employees, or other similar adverse consequences, any of which could cause us to incur losses and adversely affect our capital, financial condition and results of operations. The SEC, FINRA and other SROs and state securities commissions, among other regulatory bodies, can censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. Clearing securities firms are subject to substantially more regulatory control and examination than introducing brokers that rely on others to perform clearing functions. Similarly, the attorney general of each state could bring legal action to ensure compliance with state securities laws, and regulatory agencies in foreign countries have similar authority. Our ability to comply with multiple laws and regulations pertaining to the securities industry depends in large part on our ability to establish and maintain an effective compliance function. The failure to establish and enforce reasonable compliance procedures, even if unintentional, could subject us to significant losses or disciplinary or other actions. Federally registered investment advisers are regulated and subject to examination by the SEC. In addition, the Advisers Act imposes numerous obligations on our investment advisory business, including fiduciary duties, disclosure obligations, recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. Our failure to comply with the Advisers Act and associated rules and regulations of the SEC could subject us to enforcement proceedings and sanctions for violations, including censure or termination of SEC registration, litigation and reputational harm. In addition, our investment advisory business is subject to notice filings and the anti-fraud rules of state securities regulators. See “Regulation of Securities Business.”

Policies and regulations enacted by the Consumer Financial Protection Bureau may negatively impact our residential mortgage loan business and compliance risk.
Our consumer business, including our mortgage and deposit businesses, may be adversely affected by the policies enacted or regulations adopted by the CFPB, which, under the Dodd-Frank Act, has broad rule-making authority over consumer financial products and services. The CFPB is in the process of reshaping consumer financial protection laws through rule-making and enforcement against unfair, deceptive and abusive acts or practices. The CFPB has been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The prohibition on “abusive” acts or practices has been clarified each year by CFPB enforcement actions and opinions from courts and administrative proceedings, and in April 2023, the CFPB issued a Policy Statement on Abusive Acts or Practices, which may impact our consumer product and service offerings. While it is difficult to quantify any future increases in our regulatory compliance burden, the costs associated with regulatory compliance, including the need to hire additional compliance personnel, may continue to increase.
Risks Relating to Commercial Loans, Mortgage Loans and Mortgage-Backed Securities
Declining real estate values, particularly in California and New York, could reduce the value of our loan and lease portfolio and impair our profitability and financial condition.
The majority of the loans in our portfolio are secured by real estate. At June 30, 2023, approximately 41.3% and 25.2% of our real estate loan portfolio was secured by real estate located in California and New York, respectively. In recent years, there has been significant volatility in real estate values. If real estate values decrease or more of our borrowers experience financial difficulties, we will experience increased charge-offs, as the proceeds resulting from foreclosure may be significantly lower than the amounts outstanding on such loans and the time to foreclose may be extended. In addition, declining real estate values frequently accompany periods of economic downturn or recession and increasing unemployment, all of which can lead to lower demand for mortgage loans of the types we originate and impact the ability of borrowers to repay their loans. A decline of real estate values or decline of the credit position of our borrowers could have a material adverse effect on our business, prospects, financial condition and results of operations.
Many of our mortgage loans are multifamily residential loans and defaults on such loans would harm our business.
At June 30, 2023, our multifamily residential loans were $3.1 billion or 18.5% of our loan portfolio. The payment on such loans is typically dependent on the cash flows generated by the projects, which are affected by the supply and demand for multifamily residential units and commercial property within the relative market. If the market for multifamily residential units and commercial property experiences a decline in demand, multifamily and commercial borrowers may suffer losses on their projects and be unable to repay their loans. If residential housing values were to decline or nationwide unemployment levels rise, we are likely to experience increases in the level of our non-performing loans and foreclosures in future periods.
A decrease in the mortgage buying activity of Fannie Mae, Freddie Mac, and MBS’s guaranteed by Ginnie Mae or a failure by Fannie Mae, Ginnie Mae, and Freddie Mac to satisfy their obligations with respect to their RMBS could have a material adverse effect on our business, financial condition and results of operations.
During the last three fiscal years we have sold approximately $2.2 billion of residential mortgage loans to Fannie Mae and Freddie Mac and into MBS guaranteed by Ginnie Mae. As of June 30, 2023, approximately 10.3% of our securities portfolio consisted of RMBS issued or guaranteed by these GSEs. Since 2008, Fannie Mae and Freddie Mac have been in conservatorship, with its primary regulator, the Federal Housing Finance Agency, acting as conservator. The United States government may enact structural changes to one or more of the GSEs, including privatization, consolidation and/or a reduction in the ability of GSEs to purchase mortgage loans or guarantee mortgage obligations. We cannot predict if, when or how the conservatorships will end, or what associated changes (if any) may be made to the structure, mandate or overall business practices of either of the GSEs. Accordingly, there continues to be uncertainty regarding the future of the GSEs, including whether they will continue to exist in their current form and whether they will continue to meet their obligations with respect to their RMBS. A substantial reduction in mortgage purchasing activity by the GSEs could result in a material decrease in the availability of residential mortgage loans and the number of qualified borrowers, which in turn may lead to increased volatility in the residential housing market, including a decrease in demand for residential housing and a corresponding drop in the value of real property that secures current residential mortgage loans, as well as a significant increase in interest rates. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, which would result in a decrease in mortgage loan revenues and a corresponding decrease in non-interest income. Any decision to change the structure, mandate or overall business practices of the GSEs and/or the relationship among the GSEs, the government and the private mortgage loan markets, or any failure by the GSEs to satisfy their obligations with respect to their RMBS, could have a material adverse effect on our business, financial condition and results of operations.

Commercial and industrial and commercial real estate loans may expose our company to greater financial and credit risk than other loans.
Our commercial and industrial loans as well as our commercial real estate – mortgage portfolio was approximately $2,639.7 million and $6,199.8 million at June 30, 2023, comprising approximately 15.8% and 37.2% of our total loan portfolio, respectively. Commercial loans generally carry large balances and may involve a greater degree of financial and credit risk than other loans. Any significant failure to pay on time by our customers could impact our earnings. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the types of business and collateral, the size of loan balances, the effects of nationwide and regional economic conditions on income-producing properties and businesses and the increased difficulty of evaluating and monitoring these types of loans. Declines in real estate markets or sustained economic downturns increases the risk of credit losses or charge-offs related to our loans or foreclosures on certain real estate properties. If we foreclose on these loans, our holding period for the collateral typically is longer than residential properties because there are fewer potential purchasers of the collateral.
The COVID-19 pandemic has had a potentially long-term negative impact on certain commercial real estate portfolios due to the risk that tenants may reduce the office space they lease as some portion of the workforce continues to work remotely on a hybrid or fulltime basis. Additionally, the shift from traditional brick-and-mortar retail toward e-commerce has been accelerated as a result of the COVID-19 pandemic and may negatively impact the values of retail-focused commercial real estate and related collateral.
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

If our allowance for credit losses is not sufficient to cover actual credit losses, our earnings, capital adequacy and overall financial condition may suffer materially.
Our loans are generally secured by single family, multifamily and commercial real estate properties or other commercial assets, each initially having a fair market value generally greater than the amount of the loan secured. Although our loans and leases are typically secured, the risk of default, generally due to a borrower’s inability to make scheduled payments on his or her loan, is an inherent risk of the Banking Business. In determining the amount of the allowance for loan and lease losses, we make various assumptions and judgments about the collectibility of our loan and lease portfolio, including the creditworthiness of our borrowers, the value of the real estate serving as collateral for the repayment of our loans and our loss history. Defaults by borrowers could result in losses that exceed our loan and lease loss reserves. We may not have sufficient repayment experience to be certain whether the established allowance for loan and lease losses is adequate for certain types of loans and leases. We may have to establish a larger allowance for loan and lease losses in the future if, in our judgment, it becomes necessary.
To the extent that we fail to adequately address the risks associated with non-residential lending, particularly in C&I lending, we may experience increases in levels of non-performing loans and leases and be forced to incur additional loan and lease loss provision expense, which would adversely affect our net interest income and capital levels and reduce our profitability. For further information about our C&I lending business, please refer to “Business - Asset Origination and Fee Income Businesses - Commercial Real Estate Secured and Commercial Lending.”
While we believe we have established appropriate underwriting and ongoing monitoring policies and procedures for our lending activities, there can be no assurance that such underwriting and ongoing monitoring policies and procedures are, or will continue to be, appropriate or that losses on loans will not require increased allowances for loan and lease losses. Any increase in our allowance for loan and lease losses would increase our expenses and consequently may adversely affect our profitability, capital adequacy and overall financial condition.
Changes in the value of goodwill and other intangible assets could reduce our earnings.
The Company accounts for goodwill and other intangible assets in accordance with generally accepted accounting principles (“GAAP”), which, in general, requires that goodwill not be amortized, but rather tested for impairment at least annually at the reporting unit level using the two step approach. Testing for impairment of goodwill and other intangible assets is performed annually and involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.
Our risk management processes and procedures may not be effective in mitigating our risks.
We have established processes and procedures intended to identify, measure, monitor and control material risks to which we are subject, including, for example, credit risk, market risk, liquidity risk, strategic risk and operational risk. If the models that we use to manage these risks are ineffective at predicting future losses or are otherwise inadequate, we may incur unexpected losses or otherwise be adversely affected. In addition, the information we use in managing our credit and other risks may be inaccurate or incomplete as a result of error or fraud, both of which may be difficult to detect and avoid. There may also be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated, including when processes or technology is changed or new products and services are introduced. If our risk management framework does not effectively identify and control our risks, we could suffer unexpected losses or be adversely affected, and that could have a material adverse effect on our business, results of operations and financial condition.

Higher FDIC assessments could negatively impact profitability.
FDIC insurance premiums are risk based, and accordingly, higher premiums are charged to banks that have lower capital ratios or higher risk profiles, including increased construction and development and commercial and industrial lending, declining credit quality metrics, and increased brokered deposits and higher levels of borrowing. As a result, a decrease in the Bank’s capital ratios, or a negative evaluation by the FDIC, may increase the Bank’s net funding cost and reduce its earnings. Furthermore, recent activity in the banking industry, including certain highly-publicized bank failures, is expected to cause premiums of the FDIC’s deposit insurance program to increase.
Our broker-dealer business subjects us to a variety of risks associated with the securities industry.
Our broker-dealer business subjects us to a number of risks and challenges, including risks related to our ability to integrate the acquired operations and the associated internal controls and regulatory functions into our current operations; our ability to retain key personnel; our ability to limit the outflow of acquired deposits and successfully retain and manage acquired assets; our ability to retain existing correspondents who may choose to perform their own clearing services, move their clearing business to one of our competitors or exit the business; our ability to attract new customers and generate new assets in areas not previously served; and the possible assumption of risks and liabilities related to litigation or regulatory proceedings involving the acquired operations.
In addition, the broker-dealer business may subject us to risks related to the movement of equity prices. For example, if securities prices decline rapidly, the value of our collateral could fall below the amount of the indebtedness secured by these securities, and in rapidly appreciating markets, our risk of loss may increase due to short positions. The securities lending and securities trading and execution businesses subject us to risk of loss if a counterparty fails to perform or if collateral securing the counterparty’s obligations is insufficient. In securities transactions generally, we may be subject to market risk during the period between the execution of a trade and its settlement. Significant failures by our customers, including correspondents, or clients to honor their obligations, or increases in their rates of default, together with insufficient collateral and reserves, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, poor investment returns and declines in client assets, due to either general market conditions or under-performance (relative to our competitors or to benchmarks) of our investment products, may affect our ability to retain existing assets, prevent clients from transferring their assets out of products or their accounts, or inhibit our ability to attract new clients or additional assets from existing clients. Any such poor performance could adversely affect our advisory and custody business and the fees that we earn on client assets.
Our broker-dealer business is also subject to regulatory requirements and risks discussed above under “Our broker-dealer and investment advisory businesses subjects us to regulatory risks”. Our broker-dealer business exposes us to other risks and uncertainties that are common in the securities industry, including intense competition, and potentially new areas and types of litigation including lawsuits based on allegations concerning our correspondents. For example, we allow our brokerage customers to engage in self-directed trading, and there has been an increase in regulatory enforcement and securities litigation against broker-dealers with self-directed trading platforms. These actions may become more common or frequent, particularly if there is a prolonged decrease in equity prices resulting in investor losses. Allegations of violations of securities laws or FINRA rules, even if not ultimately asserted or proved, could substantially impact our results of operations and lead to reputational harm.
The regulatory environment in which our broker dealer business operates is subject to frequent change. Our business, financial condition and operating results may be adversely affected as a result of new or revised legislation or regulations imposed by the U.S. Congress, the SEC, FINRA or other U.S. and state governmental and regulatory authorities. The business, financial condition and operating results of our broker-dealer business may be adversely affected by changes in the interpretation and enforcement of existing laws and rules by these governmental and regulatory authorities.
Our broker-dealer business is subject to the net capital requirements of the SEC, FINRA and various self-regulatory organizations. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and mandate that a significant part of its assets be kept in relatively liquid form. Failure to maintain the required net capital may subject a firm to limitation of its activities, including suspension or revocation of its registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies, and ultimately may require its liquidation.

We may seek additional capital, but it may not be available when it is needed, which would limit our ability to execute our strategic plan. In addition, raising additional equity capital would dilute existing stockholders’ equity interests and may cause our stock price to decline.
We are required by regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support the growth of our business or to finance acquisitions, if any, or we may elect to raise additional capital for other reasons. We may seek to do so through the issuance of, among other things, our common stock or securities convertible into our common stock, which could dilute existing stockholders’ interests in the Company.
Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions, our financial performance and a number of other factors, many of which are outside our control. Accordingly, we cannot provide assurance on our ability to raise additional capital if needed or whether it can be raised on terms acceptable to us. If we cannot raise additional capital when needed or on terms acceptable to us, it may have a material adverse effect on our financial condition, results of operations and prospects. In addition, raising equity capital will have a dilutive effect on the equity interests of our existing stockholders and may cause our stock price to decline.
Liquidity and access to adequate funding cannot be assured.
Liquidity is essential to our business and the inability to raise funds through deposits, borrowings, equity and debt offerings, or other sources could have a materially adverse effect on our liquidity. The Bank may not be able to meet the cash flow requirements of its customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Company specific factors such as a decline in our credit rating, an increase in the cost of capital from financial capital markets, a decrease in business activity due to adverse regulatory action or other company specific event, or a decrease in depositor or investor confidence may impair our access to funding with acceptable terms adequate to finance our activities. General factors related to the financial services industry such as a severe disruption in financial markets, a decrease in industry expectations, or a decrease in business activity due to political or environmental events may impair our access to liquidity. Our ability to attract and maintain depositors during a time of actual or perceived distress or instability in the banking industry may be limited. Additionally, we may accept brokered deposits, which may be more price sensitive than other types of deposits, and may become less available if alternative investments offer higher returns. We rely primarily upon deposits and FHLB advances. Our ability to attract deposits could be negatively impacted by a public perception of our financial prospects or by increased deposit rates available at troubled institutions suffering from shortfalls in liquidity. The FHLB advances and the Federal Reserve Bank of San Francisco (“FRBSF”) discount window are subject to regulation and other factors beyond our control. These factors may adversely affect the availability and pricing of advances to members such as the Bank. Selected sources of liquidity may become unavailable to the Bank if it were to no longer be considered “well-capitalized.”
A further reduction in our credit ratings could adversely affect our access to capital and could increase our cost of funds.
The credit rating agencies regularly evaluate the Company and the Bank, and credit ratings are based on a number of factors, including our financial strength and ability to generate earnings, as well as factors not entirely within our control, such as conditions affecting the financial services industry, the economy, and changes in rating methodologies more generally. On February 1, 2023, a credit rating agency, Moody’s Investors Service, downgraded the Company’s and the Bank’s long-term issuer ratings, among others. There can be no assurance that we will maintain our current credit ratings. A further downgrade of the credit ratings of the Company or the Bank could adversely affect our access to liquidity and capital and could significantly increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us or purchase our securities, thereby, potentially reducing our ability to generate earnings.

Our inability to manage our growth or deploy assets profitably could harm our business and decrease our overall profitability, which may cause our stock price to decline.
Our assets and deposit base have grown substantially in recent years, and we anticipate that we will continue to grow over time, perhaps significantly. To manage the expected growth of our operations and personnel, we will be required to manage multiple aspects of the business simultaneously, including among other things: (i) improve existing and implement new transaction processing, operational and financial systems, procedures and controls; (ii) maintain effective credit scoring and underwriting guidelines; (iii) maintain sufficient levels of regulatory capital and liquidity; and (iv) expand our employee base and train and manage this growing employee base. In addition, acquiring other companies, asset pools or deposits may involve risks such as exposure to potential asset quality issues, disruption to our normal business activities and diversion of management’s time and attention due to integration and conversion efforts. If we are unable to manage growth effectively or execute integration efforts properly, we may not be able to achieve the anticipated benefits of growth and our business, financial condition and results of operations could be adversely affected.
In addition, we may not be able to sustain past levels of profitability as we grow, and our past levels of profitability should not be considered a guarantee or indicator of future success. If we are not able to maintain our levels of profitability by deploying deposits in profitable assets or investments, our net interest margin and overall level of profitability will decrease and our stock price may decline.
We depend on the accuracy and completeness of information about customers.
In deciding whether to extend credit or enter into certain transactions, we rely on information furnished by or on behalf of customers, including financial statements, credit reports, tax returns and other financial information. We may also rely on representations from customers or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading information, financial statements, credit reports, tax returns or other financial information, including information falsely provided as a result of identity theft, could have an adverse effect on our business, financial condition and results of operations.
We face strong competition for customers and may not succeed in implementing our business strategy.
Our business strategy depends on our ability to remain competitive. There is strong competition for customers from existing financial institutions. Technology and other changes allow parties to complete financial transactions through alternative methods rather than through banks. Consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions, such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Technology has also lowered barriers to entry and made it possible for non-bank, financial technology companies (“FinTechs”) to offer products and services traditionally provided by banks. FinTechs continue to emerge and compete with traditional financial institutions across a wide variety of products and services. Consumers have demonstrated a growing willingness to obtain banking services from FinTechs. As a result, our ability to remain competitive is increasingly dependent upon our ability to maintain critical technological capabilities, and to identify and develop new, value-added products for existing and future customers. Our competitors also include large, publicly-traded, internet-based banks, as well as smaller internet-based banks; “brick and mortar” banks, including those that have implemented websites to facilitate online banking; and traditional banking institutions such as thrifts, finance companies, credit unions and mortgage banks. Some of these competitors have been in business for a long time and have broader name recognition and a more established customer base. Most of our competitors are larger and have greater financial and personnel resources. In order to compete profitably, we may need to reduce the rates we offer on loans and leases and investments and increase the rates we offer on deposits, which actions may adversely affect our business, prospects, financial condition and results of operations.
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
The brand identities that we have developed will significantly contribute to the success of our business. Maintaining and enhancing the “Axos” brands (including our other trade styles and trade names) is critical to expanding our customer base. We believe that the importance of brand recognition will increase due to the relatively low barriers to entry for our “brick and mortar” competitors in the internet-based banking market. Our brands could be negatively impacted by a number of factors, including data privacy and security issues, service outages, product malfunctions, and trademark infringement. If we fail to maintain and enhance our brands generally, or if we incur excessive expenses in these efforts, our business, financial condition and results of operations may be adversely affected.
Our reputation and business could be damaged by negative publicity.
Reputational risk is inherent in our business. Negative publicity or reputational harm can result from actual or alleged conduct in a number of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, inadequate protection of customer data, illegal or unauthorized acts taken by third parties that supply products or services to us, the behavior of our employees, the customers with whom we have chosen to do business and negative publicity for other financial institutions. Damage to our reputation could adversely impact our ability to attract new, and maintain existing, loan and deposit customers, employees and business relationships, and, particularly with respect to our broker-dealer and registered investment adviser businesses, could result in the imposition of new regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties. Such damage could also adversely affect our ability to raise additional capital. Any such damage to our reputation could have a material adverse effect on our financial condition and results of operations.
Extreme weather conditions, natural disasters, rising sea levels, acts of war or terrorism, civil unrest, public health issues, or other adverse external events could harm our business.
The potential impacts of extreme weather conditions, natural disasters and rising sea levels, could impact our operations as well as those of our customers and third party vendors upon which we rely. Our Bank is based in San Diego, California, and approximately 41.3% of our real estate loan portfolio was secured by real estate located in California at June 30, 2023. In addition, some of our computer systems that operate our internet websites and their back-up systems are located in San Diego, California. Historically, California has been vulnerable to natural disasters. Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides, the nature and magnitude of which cannot be predicted and may be exacerbated by global climate change. Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and leases and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan and lease portfolio, which is comprised substantially of real estate loans. Losses from disasters for which borrowers are uninsured or under-insured may reduce borrowers’ ability to repay mortgage loans. Natural disasters, acts of war or terrorism, civil unrest, public health issues, or other adverse external events could each negatively impact our business operations or the stability of our deposit base, cause significant property damage, adversely impact the values of collateral securing our loans and/or interrupt our borrowers’ abilities to conduct their business in a manner to support their debt obligations, which could result in losses and increased provisions for credit losses. Although we have implemented several back-up systems and protections (and maintain standard business interruption insurance), these measures may not protect us fully from the effects of a natural disaster, acts of war or terrorism, civil unrest, public health issues, or other adverse external events. The occurrence of natural disasters, particularly in California, could have a material adverse effect on our business, prospects, financial condition and results of operations.
Increased regulation related to Environmental, Social, and Governance factors could negatively affect our operating results and could increase our operating expenses and those of our customers.
There is increased public awareness and concern by governmental organizations on a variety of environmental, social, and sustainability matters, including climate change. This increased awareness may include more prescriptive reporting of environmental, social, and governance metrics, and other compliance requirements. Further legislation and regulatory requirements could increase the operating expenses of, or otherwise adversely impact, us and our customers. To the extent that we or our customers experience increases in costs, reductions in the value of assets, constraints on operations or similar concerns driven by changes in regulation relating to climate change, it could have an adverse effect on our business, prospects, financial condition and results of operations.
Our success depends in large part on the continuing efforts of a few individuals. If we are unable to retain these key personnel or attract, hire and retain others to oversee and manage our Company, our business could suffer.
Our success depends substantially on the skill and abilities of our senior management team, including our Chief Executive Officer and President, Gregory Garrabrants, and other employees that perform multiple functions that might otherwise be performed by separate individuals at larger banks. The loss of the services of any of these individuals or other key employees, whether through termination of employment, disability or otherwise, could have a material adverse effect on our business. In addition, our ability to grow and manage our growth depends on our ability to continue to identify, attract, hire, train, retain and motivate highly skilled executive, technical, managerial, sales, marketing, customer service and professional personnel. The implementation of our business plan and our future success will depend on such qualified personnel. Competition for employees is intense in many areas of the financial services industry, and there is a risk that we will not be able to successfully attract, assimilate or retain sufficiently qualified personnel. If we fail to attract and retain the necessary personnel, or if the costs of employee compensation or benefits increase substantially, our business, prospects, financial condition and results of operations could be adversely affected.
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
We rely substantially upon third-party service providers for our core technology and to protect us from system failures or disruptions. This reliance may mean that we will not be able to resolve operational problems internally or on a timely basis, which could lead to customer dissatisfaction or long-term disruption of our operations. Due to our interconnectivity with these third parties, we may be adversely affected if any of them is subject to a cyber-attack or other privacy or information security event, including those arising due to the use of mobile technology or a third-party cloud environment. Our operations depend upon our ability to replace a third-party service provider if it experiences difficulties that interrupt operations or if an essential third-party service terminates. If these service arrangements are terminated for any reason without an immediately available substitute arrangement, our operations may be severely interrupted or delayed. If such interruption or delay were to continue for a substantial period of time, our business, prospects, financial condition and results of operations could be adversely affected.
Privacy concerns relating to our technology could damage our reputation and deter current and potential customers from using our products and services.
We are subject to various privacy, information security and data protection laws and regulations, such as the GLBA, which among other things requires privacy disclosures and maintenance of a robust security program. These laws and regulations are rapidly evolving and growing in complexity, and could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer and employee information, and some of our current or planned business activities. The costs of compliance with these laws or regulatory actions may increase our operational costs, restrict our ability to provide certain products and services, reduce income from certain business initiatives, or result in interruptions or delays in the availability of systems.

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
As nearly all of our products and services are smartphone and internet-based, the amount of data we store for our customers on our servers (including personal information) has been increasing and will continue to increase. Any systems failure or compromise of our security that results in the release of our customers’ data could seriously limit the adoption of our products and services, as well as harm our reputation and brand and, therefore, our business. We may need to expend significant resources to protect against security breaches. System enhancements and updates may create risks associated with implementing new systems and integrating them with existing ones. Due to the complexity and interconnectedness of information technology systems, the process of enhancing our layers of defense can create a risk of systems disruptions and security issues. In addition, addressing certain information security vulnerabilities, such as hardware-based vulnerabilities, may affect the performance of our information technology systems. The ability of our hardware and software providers to deliver patches and updates to mitigate vulnerabilities in a timely manner can introduce additional risks, particularly when a vulnerability is being actively exploited by threat actors.
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
If our security measures are breached, or if our services are subject to information security incidents that degrade or deny the ability of customers to access our products and services, our products and services may be perceived as not being secure, customers may curtail or stop using our products and services, and we may incur significant legal and financial exposure.
Our products and services involve the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation, and potential liability. We employ cybersecurity measures that are designed to prevent, detect, and respond to cyberattacks, including management-level engagement and corporate governance, formalized risk management, advanced technical controls, incident response planning, frequent vulnerability testing, vendor management, intrusion monitoring, security awareness program, and partnerships with the appropriate government and law enforcement agencies. These procedures cannot assure we will be fully protected from a cybersecurity incident. Our security measures may be breached due to the actions of organized crime, hackers, terrorists, nation-states, activists and other outside parties, employee error, failure to follow security procedures, malfeasance, or otherwise. As a result, an unauthorized party may obtain access to our data or our customers’ data. In addition, to access our products and services, our customers use personal computers, smartphones, tablets, and other mobile devices that are beyond our control environment. Outside parties may attempt to fraudulently induce employees or customers to disclose sensitive information in order to gain access to our data or our customers’ data. Other types of information security incidents may include computer viruses, malicious or destructive code, denial-of-service attacks, ransomware or ransom demands to not expose security vulnerabilities in the Company’s systems or the systems of third parties. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, including those of our third-party vendors, such as hacking or identity theft, it could cause serious negative consequences, including significant disruption of our operations, misappropriation of confidential information, or damage to computers or systems, and may result in violations of applicable privacy and other laws, financial loss and loss of confidence in our security measures. As a result, we could lose customers, suffer employee productivity losses, incur technology replacement and incident response costs, be subject to additional regulatory scrutiny, and be subject to civil litigation and possible financial liability, any of which may have a material adverse effect on our business, financial condition and results of operations.
We are heavily reliant on technology, and a failure in effectively implementing technology initiatives or anticipating future technology needs or demands could adversely affect our business or financial results.
We depend on technology to deliver our products and services and to conduct our business and operations. To remain technologically competitive and operationally efficient, we invest in system upgrades, new solutions, and other technology initiatives. Many of these initiatives take a significant amount of time to develop and implement, are tied to critical systems, and require substantial financial, human, and other resources. Although we take steps to mitigate the risks and uncertainties associated with these initiatives, no assurance can be provided that they will be implemented on time, within budget, or without negative financial, operational, or customer impact or that, once implemented, they will perform as we or our customers expect. We may not succeed in anticipating or keeping pace with future technology needs, the technology demands of customers, or the competitive landscape for technology. If we are not able to anticipate and keep pace with existing and future technology needs, our business, financial results, or reputation could be negatively impacted.
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
•news reports relating to trends, concerns, and other issues in the financial services industry, including recent highly-publicized bank failures;
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
General market fluctuations; industry factors; political conditions; and general economic conditions and events, such as economic slowdowns, recessions, interest rate changes, or credit loss trends, could cause our common stock price to decrease regardless of operating results.
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
As a public company, we face the risk of stockholder lawsuits and other related or unrelated litigation, particularly if we experience declines in the price of our common stock.
We are subject to a variety of litigation pertaining to fiduciary and other claims and legal proceedings. Currently, there are certain legal proceedings pending against us in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, we believe any liabilities arising from pending legal matters have been adequately accrued for based on the probability of a charge. However, if actual results differ from our expectations, it could have a material adverse effect on the Company's financial condition, results of operations, or cash flows. For a detailed discussion on current legal proceedings, see Item 3 - “Legal Proceedings.”
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal offices are located at 9205 West Russell Road, Suite 400, Las Vegas, NV 89148. Our Banking and Securities segments conduct business at this location and our telephone number is (858) 649-2218. We have additional office space located at 4350 La Jolla Village Drive, Suite 140, San Diego, California 92122. Our offices in Las Vegas consist of a total of approximately 30,000 square feet under leases that expire August 31, 2027 and our San Diego facilities consist of a total of approximately 186,000 square feet under leases that expire June 30, 2030.
ITEM 3. LEGAL PROCEEDINGS
We may from time to time become a party to other claims or litigation that arise in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the Company’s operations. None of such matters are expected to have a material adverse effect on the Company’s financial condition, results of operations or business. For additional information on legal proceedings, refer to Note 18 - “Commitments, Contingencies, and Off-Balance-Sheet Activities.”
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol “AX”. There were 59,984,909 shares of common stock outstanding as of August 25, 2023 held by approximately 43,000 holders of record. A substantially larger number of holders of our common stock are beneficial holders, whose shares are held of record by brokers and other financial institutions. The transfer agent and registrar of our common stock is Computershare.
DIVIDENDS
As discussed below, on October 30, 2020, we redeemed all 515 outstanding shares of Series A-6% Cumulative Nonparticipating Perpetual Preferred Stock. As such, no holders of record of any class of stock are entitled to receive dividends currently. We currently intend to retain any earnings to finance the growth and development of our business and common stock repurchases. Our Board of Directors has never declared or paid any cash dividends on our common stock and does not expect to do so in the foreseeable future. Our ability to pay dividends, should our Board of Directors elect to do so, depends largely upon the ability of our subsidiaries to declare and pay dividends to us. Future dividends will depend primarily upon our earnings, financial condition and need for funds, as well as government policies and regulations applicable to us and our bank that limit the amount that may be paid as dividends without prior approval.
Preferred Stock. The Company redeemed for cash all 515 outstanding shares of Series A-6% Cumulative Nonparticipating Perpetual Preferred Stock on October 30, 2020, at the face value $10,000 liquidation price per share plus accrued dividends.
There were no dividends declared for the year ended June 30, 2023 and June 30, 2022 as the Series A preferred stock was redeemed during fiscal year 2021. The Company declared dividends to holders of its Series A preferred stock totaling $0.1 million for the year ended June 30, 2021.
ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Repurchases. On August 6, 2019 the Company announced a program to repurchase up to $100 million of its common stock, and on April 27, 2023, the Company announced a program to repurchase an additional $100 million of its common stock. The Company may repurchase shares on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The repurchase program does not obligate the Company to acquire any specific number of shares. The share repurchase program will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under this plan will be held as treasury shares. Under the 2019 authorization, the Company has repurchased a total of $96.3 million or 3,721,014 common shares at an average price of $25.89 per share and there remains $3.7 million of availability under the plan. There have been no purchases under the 2023 authorization. The Company accounts for treasury stock using the cost method as a reduction of stockholders’ equity in the accompanying Consolidated Financial Statements.
Net Settlement of Restricted Stock Unit Awards. In October 2021, the stockholders of the Company approved the amended and restated 2014 Stock Incentive Plan, which, among other changes, permitted net settlement of stock issuances related to equity awards for purposes of payment of a grantee’s minimum income tax obligation. During the fiscal year ended June 30, 2023, there were 214,807 restricted stock unit award shares which were retained by the Company and converted to cash at the average rate of $40.24 per share to fund the grantee’s income tax obligations.

The following table sets forth our market repurchases of Axos common stock and the Axos common shares retained in connection with net settlement of restricted stock unit awards during the fourth fiscal quarter ended June 30, 2023.

Period	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases[1,2] (dollars in thousands)
Quarter Ended June 30, 2023
April 1, 2023 to April 30, 2023	243,063	$37.42	243,063	$112,219,372
May 1, 2023 to May 31, 2023	228,611	37.37	228,611	103,677,065
June 1, 2023 to June 30, 2023	406	38.35	406	103,661,495
For the Three Months Ended June 30, 2023	472,080	$37.39	472,080	$103,661,495
Stock Retained in Net Settlement[3]
April 1, 2023 to April 30, 2023	421
May 1, 2023 to May 31, 2023	1,225
June 1, 2023 to June 30, 2023	63,276
For the Three Months Ended June 30, 2023	64,922
1 On April 27, 2023, the Company announced a program to repurchase up to $100 million of its common stock. The share repurchase authorization is in addition to the existing share repurchase plan announced on August 6, 2019. The share repurchase program will continue in effect until terminated by the Board of Directors of the Company. No purchases have been made under the 2023 authorization.
2 On August 6, 2019, the Company announced a program to repurchase up to $100 million of common stock. The share repurchase program will continue in effect until terminated by the Board of Directors of the Company. Purchases were made in open-market transactions.
3 In October 2021, the stockholders of the Company approved the amended and restated 2014 Stock Incentive Plan, which, among other changes permitted net settlement of stock issuances related to equity awards for purposes of payment of a grantee’s minimum income tax obligation. Stock Retained in Net Settlement was purchased at the vesting price of the associated restricted stock unit.
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information regarding the aggregate number of securities to be issued under all of our stock option and equity based compensation plans upon exercise of outstanding options, warrants and other rights and their weighted-average exercise prices as of June 30, 2023. There were no securities issued under equity compensation plans not approved by security holders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options and units granted	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	1,426,865
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	$—	1,426,865

COMPANY STOCK PERFORMANCE
The following graph compares the total return of our common stock over the last five fiscal years, starting June 30, 2018 through June 30, 2023, with that of (i) the companies included in the total return for the U.S. NYSE Index, and (ii) the banks included in the ABA NASDAQ Community Bank Total Return Index (ticker: XABQ).

Stock Performance
$300
$250
$200
$150
$100
$50
$0
Jun-18
Jun-19
Jun-20
Jun-21
Jun-22
Jun-23
Axos
NYSE
XABQ

The graph assumes $100 was invested in AX common stock, in U.S. NYSE Composite Total Return Index (ticker: NYATR) and in ABA NASDAQ Community Bank Total Return Index (ticker: XABQ) on June 30, 2018. The indexes assume reinvestment of dividends.

	Cumulative Return as of June 30,
	2018	2019	2020	2021	2022	2023
Axos	$100.00	$66.61	$53.97	$113.40	$87.63	$96.41
NYSE	100.00	107.07	100.11	142.41	127.47	143.24
XABQ	100.00	90.33	68.72	109.55	102.89	84.90
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
OVERVIEW
The consolidated financial statements include the accounts of Axos Financial, Inc. (“Axos”) and its wholly owned subsidiaries, Axos Bank (the “Bank”) and Axos Nevada Holding, LLC (“Axos Nevada Holding”), collectively, the “Company.” Axos, the Bank and Axos Nevada Holding comprise substantially all of the Company’s assets and liabilities and revenues and expenses. Axos Nevada Holding owns the companies constituting the Securities Business segment, including; Axos Securities, LLC, Axos Clearing LLC (“Axos Clearing”), a clearing broker-dealer, Axos Invest, Inc., a registered investment advisor, and Axos Invest LLC, an introducing broker-dealer. With approximately $20.3 billion in assets, Axos Bank provides consumer and business banking products through its low-cost distribution channels and affinity partners. Axos Clearing and Axos Invest LLC, provide comprehensive securities clearing services to introducing broker-dealers and registered investment advisor correspondents and digital investment advisory services to retail investors, respectively. Axos Financial, Inc.’s common stock is listed on the NYSE under the symbol “AX” and is a component of the Russell 2000® Index and the S&P SmallCap 600® Index. For more information on Axos Bank, please visit axosbank.com.
MERGERS AND ACQUISITIONS
From time to time we undertake acquisitions or similar transactions consistent with our operating and growth strategies.
E*TRADE Advisor Services acquisition. On August 2, 2021, Axos Clearing, LLC, acquired certain assets and liabilities of E*TRADE Advisor Services (“EAS”), the registered investment advisor custody business of Morgan Stanley. This business was rebranded as Axos Advisors Services (“AAS”). AAS adds incremental fee income, a turnkey technology platform used by independent registered investment advisors for trading and custody services, and low-cost deposits that can be used to generate fee income from other bank partners or to fund loan growth at Axos Bank. The purchase price of $54.8 million consisted entirely of cash consideration paid upon acquisition and working capital adjustments.
This acquisition was accounted for as a business combination under the acquisition method of accounting. Accordingly, tangible and intangible assets acquired (and liabilities assumed) are recorded at their estimated fair values as of the date of acquisition.
There were no other significant acquisitions undertaken during fiscal years 2023, 2022 or 2021.
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
Critical accounting estimates are those that we consider most important to the portrayal of our financial condition and results of operations because they require our most difficult judgments, often as a result of the need to make estimates that are inherently uncertain. We have identified critical accounting policies and estimates below. In addition, these critical accounting estimates are discussed further in Note 1 - “Organizations and Summary of Significant Accounting Policies.”

Securities. The Company’s securities held as trading and held as available for sale are carried at fair value. Estimating fair value for these securities requires judgment, the degree of which is largely dependent on the amount of observable market data available to the Company. For securities valued using techniques that use significant unobservable inputs and are therefore classified as Level 3 of the fair value hierarchy, the Company incorporates significantly more judgment to estimate the security’s fair value, as Level 3 valuation inputs inherently have increased uncertainty compared to inputs used when estimating the fair value of securities classified as Level 2.

The Company’s estimate of fair value for non-agency securities classified as Level 3 is highly subjective and is based on estimates of voluntary prepayments, default rates, severities and discount margins, which are forecasted for each month over the remaining life of each security. Changes in one or more of these inputs can cause a significant change in the estimated fair value.
For further information on Securities, refer to Note 1 - “Organizations and Summary of Significant Accounting Policies,” Note 3 - “Fair Value” and Note 4 - “Securities.”
Allowance for Credit Losses. The Company maintains an allowance for credit losses for its held-for-investment loan and net investment in leases portfolio, excluding loans measured at fair value in accordance with applicable accounting standards, which represents management’s estimate of the expected lifetime credit losses on the loans and net investment in leases. The estimate of the allowance for credit losses includes both a quantitative and qualitative assessment, both of which include variables that are subject to uncertainty.

The quantitative assessment reflects modeled outputs utilizing economic scenarios and forecasts, which are subject to uncertainty, and is also based on the Company’s current and expected future economic outlook. Key economic variables considered in the quantitative assessment include factors such as the U.S. unemployment rate and interest rates, both of which impact the default rate of the loan pools. Additionally, the results of the quantitative assessment are impacted by the third-party macroeconomic forecasts across various economic scenarios. The Company periodically reviews and adjusts the weighting of scenarios based on Management’s ACL framework. Adjustment of scenario weighting away from the baseline scenario to the adverse scenario should increase the allowance for credit losses on the Company’s held-for-investment loan and net investment in leases portfolio, all else remaining equal. Economic forecasts that impacted management’s assessment of scenario weightings included interest rates, inflation, supply chain constraints and geopolitical unrest. Changes in one or more of these variables can cause a significant change in the estimate of the allowance for credit losses.

Additionally, management performs a qualitative assessment to address inherent limitations in the model and data. Qualitative criteria used in the assessment, as outlined in Note 1 – “Organizations and Summary of Significant Accounting Policies”, can require significant judgment and is subject to uncertainty.

For further information on the allowance for credit losses, refer to Note 1 - “Organizations and Summary of Significant Accounting Policies” and Note 5 – “Loans & Allowance for Credit Losses-Loans.”

Goodwill and Other Intangible Assets. Evaluating goodwill for impairment requires significant judgment and requires the use of certain unobservable inputs that are subject to uncertainty. To test for impairment, the Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after completing the qualitative assessment, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it performs a quantitative goodwill impairment test. The qualitative assessment requires management judgment in assessing factors including, but not limited to, the macroeconomic and industry environment as well as Company-specific factors. If the Company performs a quantitative test, management applies significant judgment in deriving valuation inputs, evaluating current operating results, estimating future cash flows, assessing market conditions and considering other factors. Factors used to calculate the fair value of a reporting unit are subject to uncertainty and can change from year to year based on availability and observability.

Additionally, evaluating other intangible assets for impairment requires management to use significant judgment. The valuation of other intangible assets is primarily determined using discounted cash flows, market comparisons and recent transactions, the inputs for which may be unobservable and are subject to uncertainty.

For further information on Goodwill and Other Intangible Assets, refer to Note 1 - “Organizations and Summary of Significant Accounting Policies” and Note 9 – “Goodwill and Intangible Assets.”

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
Below is a reconciliation of net income, the nearest compatible GAAP measure, to adjusted earnings and adjusted EPS (Non-GAAP) for the periods shown:

	For Year Ended June 30,
(Dollars in thousands, except per share amounts)	2023	2022	2021
Net income	$307,165	$240,716	$215,707
Acquisition-related costs	10,948	11,355	9,826
Other costs[1]	16,000	10,975	—
Income tax effect	(7,776)	(6,519)	(2,894)
Adjusted earnings (Non-GAAP)	$326,337	$256,527	$222,639

Average dilutive common shares outstanding	60,566,854	60,610,954	60,519,611

Diluted EPS	$5.07	$3.97	$3.56
Acquisition-related costs	0.18	0.19	0.16
Other costs[1]	0.27	0.18	—
Income tax effect	(0.13)	(0.11)	(0.04)
Adjusted EPS (Non-GAAP)	$5.39	$4.23	$3.68
1 Other costs for the year ended June 30, 2023 include an accrual as a result of an adverse legal judgement that has not been finalized. Other costs for the year ended June 30, 2022 reflect a one-time resolution of a contractual claim.

We define “tangible book value,”a non-GAAP financial measure, as book value adjusted for goodwill and other intangible assets. Tangible book value is calculated using common stockholders’ equity minus mortgage servicing rights, goodwill and other intangible assets. Tangible book value per common share is calculated by dividing tangible book value by the common shares outstanding at the end of the period. We believe tangible book value per common share is useful in evaluating the Company’s capital strength, financial condition, and ability to manage potential losses.
Below is a reconciliation of total stockholders’ equity, the nearest compatible GAAP measure, to tangible book value (Non-GAAP) as of the dates indicated:

	At the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2023	2022	2021
Common stockholders’ equity	$1,917,159	$1,642,973	$1,400,936
Less: mortgage servicing rights, carried at fair value	25,443	25,213	17,911
Less: goodwill and intangible assets	152,149	156,405	115,972
Tangible common stockholders’ equity (Non-GAAP)	$1,739,567	$1,461,355	$1,267,053

Common shares outstanding at end of period	58,943,035	59,777,949	59,317,944

Book value per common share	$32.53	$27.48	$23.62
Less: mortgage servicing rights, carried at fair value per common share	$0.44	$0.42	$0.31
Less: goodwill and other intangible assets per common share	$2.58	$2.61	$1.95
Tangible book value per common share (Non-GAAP)	$29.51	$24.45	$21.36

FINANCIAL HIGHLIGHTS
The following selected consolidated financial information should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and footnotes included elsewhere in this report.

	At or for the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2023	2022	2021
Selected Balance Sheet Data:
Total assets	$20,348,469	$17,401,165	$14,265,565
Loans, net of allowance for credit losses	16,456,728	14,091,061	11,414,814
Loans held for sale, carried at fair value	23,203	4,973	29,768
Loans held for sale, lower of cost or fair value	776	10,938	12,294
Allowance for credit losses	166,680	148,617	132,958
Securities—trading	758	1,758	1,983
Securities—available-for-sale	232,350	262,518	187,335
Securities borrowed	134,339	338,980	619,088
Customer, broker-dealer and clearing receivables	374,074	417,417	369,815
Total deposits	17,123,108	13,946,422	10,815,797
Advances from the FHLB	90,000	117,500	353,500
Borrowings, subordinated debentures and other borrowings	361,779	445,244	221,358
Securities loaned	159,832	474,400	728,988
Customer, broker-dealer and clearing payables	445,477	511,654	535,425
Total stockholders’ equity	1,917,159	1,642,973	1,400,936
Selected Income Statement Data:
Interest and dividend income	$1,157,138	$659,728	$617,863
Interest expense	374,017	52,570	79,121
Net interest income	783,121	607,158	538,742
Provision for credit losses	24,750	18,500	23,750
Net interest income after provision for credit losses	758,371	588,658	514,992
Non-interest income	120,488	113,363	105,261
Non-interest expense	447,115	362,062	314,510
Income before income tax expense	431,744	339,959	305,743
Income tax expense	124,579	99,243	90,036
Net income	$307,165	$240,716	$215,707
Net income attributable to common stock	$307,165	$240,716	$215,518
Per Common Share Data:
Net income:
Basic	$5.15	$4.04	$3.64
Diluted	$5.07	$3.97	$3.56
Adjusted earnings per common share (Non-GAAP1)	$5.39	$4.23	$3.68
Book value per common share	$32.53	$27.48	$23.62
Tangible book value per common share (Non-GAAP1)	$29.51	$24.45	$21.36
Weighted-average number of common shares outstanding:
Basic	59,691,541	59,523,626	59,229,495
Diluted	60,566,854	60,610,954	60,519,611
Common shares outstanding at end of period	58,943,035	59,777,949	59,317,944

	At or for the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2023	2022	2021
Performance Ratios and Other Data:
Loan originations for investment	$8,452,215	$10,366,796	$6,471,864
Loan originations for sale	$160,607	$656,487	$1,608,700
Return on average assets	1.64%	1.57%	1.52%
Return on average common stockholders’ equity	17.22%	15.61%	16.51%
Interest rate spread[2]	3.44%	3.91%	3.70%
Net interest margin[3]	4.35%	4.13%	3.92%
Net interest margin - Banking segment only[3]	4.48%	4.36%	4.11%
Efficiency ratio[4]	49.48%	50.25%	48.84%
Efficiency ratio - Banking segment only[4]	47.76%	41.61%	41.95%
Capital Ratios:
Equity to assets at end of period	9.42%	9.44%	9.82%
Axos Financial, Inc.:
Tier 1 leverage (to adjusted average assets)	8.96%	9.25%	8.82%
Common equity tier 1 capital (to risk-weighted assets)	10.94%	9.86%	11.36%
Tier 1 capital (to risk-weighted assets)	10.94%	9.86%	11.36%
Total capital (to risk-weighted assets)	13.82%	12.73%	13.78%
Axos Bank:
Tier 1 leverage (to adjusted average assets)	9.68%	10.65%	9.45%
Common equity tier 1 capital (to risk-weighted assets)	11.63%	11.24%	12.28%
Tier 1 capital (to risk-weighted assets)	11.63%	11.24%	12.28%
Total capital (to risk-weighted assets)	12.50%	12.01%	13.21%
Axos Clearing LLC:
Net capital	$35,221	$38,915	$35,950
Excess capital	$29,905	$32,665	$27,904
Net capital as percentage of aggregate debit item	13.25%	12.45%	8.94%
Net capital in excess of 5% aggregate debit item	$21,930	$23,290	$15,836
Asset Quality Ratios:
Net annualized charge-offs (recoveries) to average loans outstanding	0.04%	0.02%	0.12%
Net annualized charge-offs (recoveries) to average loans outstanding excluding tax products	0.04%	0.02%	0.07%
Non-performing loans and leases to total loans	0.52%	0.83%	1.26%
Non-performing assets to total assets	0.47%	0.68%	1.07%
Allowance for credit losses - loans to total loans held for investment at end of period	1.00%	1.04%	1.15%
Allowance for credit losses - loans to non-performing loans	191.23%	125.74%	91.57%
1 See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Use of Non-GAAP Financial Measures.”
2 Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate paid on interest-bearing liabilities.
3 Net interest margin represents net interest income as a percentage of average interest-earning assets.
4 Efficiency ratio represents non-interest expense as a percentage of the aggregate of net interest income and non-interest income.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID
The following table presents information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted-average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted-average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin:

	For the Fiscal Years Ended June 30,
	2023			2022			2021
(Dollars in thousands)	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid
Assets:
Loans[2,3]	$15,571,290	$1,048,874	6.74%	$12,576,873	$626,628	4.98%	$11,332,020	$584,410	5.16%
Interest-earning deposits in other financial institutions	1,761,902	73,467	4.17%	1,233,983	4,501	0.36%	1,600,811	2,185	0.14%
Investment securities	259,473	14,669	5.65%	176,951	6,952	3.93%	192,420	9,560	4.97%
Securities borrowed and margin lending[4]	388,386	18,657	4.80%	687,363	20,512	2.98%	613,735	20,466	3.33%
Stock of the regulatory agencies	20,936	1,471	7.03%	21,844	1,135	5.20%	20,588	1,242	6.03%
Total interest-earning assets	18,001,987	$1,157,138	6.43%	14,697,014	$659,728	4.49%	13,759,574	$617,863	4.49%
Non-interest-earning assets	735,783			658,494			394,085
Total assets	$18,737,770			$15,355,508			$14,153,659
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$10,211,737	$305,655	2.99%	$6,773,321	$20,053	0.30%	$7,204,698	$29,031	0.40%
Time deposits	1,225,537	33,826	2.76%	1,226,774	13,567	1.11%	1,825,795	31,498	1.73%
Securities loaned	303,932	3,673	1.21%	469,051	1,124	0.24%	412,385	1,496	0.36%
Advances from the FHLB	423,612	12,644	2.98%	349,796	4,625	1.32%	211,077	4,672	2.21%
Borrowings, subordinated notes and debentures	362,733	18,219	5.02%	302,454	13,201	4.36%	340,699	12,424	3.65%
Total interest-bearing liabilities	12,527,551	$374,017	2.99%	9,121,396	$52,570	0.58%	9,994,654	$79,121	0.79%
Non-interest-bearing demand deposits	3,730,524			3,927,195			2,182,009
Other non-interest-bearing liabilities	695,617			764,542			671,581
Stockholders’ equity	1,784,078			1,542,375			1,305,415
Total liabilities and stockholders’ equity	$18,737,770			$15,355,508			$14,153,659
Net interest income		$783,121			$607,158			$538,742
Interest rate spread[5]			3.44%			3.91%			3.70%
Net interest margin[6]			4.35%			4.13%			3.92%
1 Average balances are obtained from daily data.
2 Loans includes loans held for sale, loan premiums, discounts and unearned fees.
3 Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees.
4 Margin lending is the significant component of the asset titled customer, broker-dealer and clearing receivables on the audited consolidated balance sheets.
5 Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate paid on interest-bearing liabilities.
6 Net interest margin represents net interest income as a percentage of average interest-earning assets.

RESULTS OF OPERATIONS
Our results of operations depend on our net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Our net interest income has increased primarily as a result of both increased rates earned on and growth in our interest-earning assets and is subject to competitive factors in online banking and other markets. Our net interest income is reduced by our estimate of credit loss provisions for our loan portfolio. We earn non-interest income primarily from mortgage banking activities, banking products and service activity, asset custody services, broker-dealer clearing and related services, prepayment fee income from multifamily and commercial borrowers who repay their loans before maturity and from gains on sales of other loans and investment securities. Losses on sales of investment securities reduce non-interest income. The largest component of non-interest expense is salary and benefits, which is a function of the number of personnel, which increased to 1,455 full-time equivalent employees at June 30, 2023, from 1,335 full-time employees at June 30, 2022. We are subject to federal and state income taxes, and our effective tax rates were 28.85%, 29.19% and 29.45% for the fiscal years ended June 30, 2023, 2022, and 2021, respectively. Other factors that affect our results of operations include expenses relating to data processing, advertising, depreciation, occupancy, professional services, and other miscellaneous expenses.
COMPARISON OF THE FISCAL YEARS ENDED JUNE 30, 2023 AND JUNE 30, 2022
Net Interest Income. The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); and (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume). The change in interest due to both volume and rate has been allocated proportionally to each based on the relative changes attributable to volume and changes attributable to rate.

	Fiscal Year Ended June 30, 2023 vs 2022
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Increase (decrease) in interest income:
Loans	$169,961	$252,285	$422,246
Interest-earning deposits in other financial institutions	2,680	66,286	68,966
Investment securities	3,981	3,736	7,717
Securities borrowed and margin lending	(11,179)	9,324	(1,855)
Stock of the regulatory agencies	(49)	385	336
Total increase (decrease) in interest income	$165,394	$332,016	$497,410
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$15,302	$270,300	$285,602
Time deposits	(14)	20,273	20,259
Securities loaned	(525)	3,074	2,549
Advances from the FHLB	1,152	6,867	8,019
Other borrowings	2,852	2,166	5,018
Total increase (decrease) in interest expense	$18,767	$302,680	$321,447
Interest Income. For fiscal year 2023, interest income increased $497.4 million, or 75.4%, compared to interest income in fiscal year 2022, primarily attributable to growth of 23.8% in average loan balances, a 176 basis point increase in rates earned on loans and a 381 basis point increase in rates earned on interest-earning deposits placed with other financial institutions.
Interest Expense. For fiscal year 2023, interest expense increased $321.4 million, or 611.5% compared to interest expense in fiscal year 2022, primarily attributable to a 269 basis point increase in rates paid on interest-bearing demand and savings deposits, a 165 increase in rates paid on time deposits and growth of 50.8% in average interest-bearing demand and savings deposit balances.
Provision for Credit Losses. For fiscal year 2023, provision for credit losses increased $6.3 million compared to the provision for credit losses in fiscal year 2022. See “Asset Quality and Allowance for Credit Losses - Loans” for discussion of our allowance for credit losses and the related loss provisions.

Non-interest Income. The following table sets forth information regarding our non-interest income:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2023	2022
Broker-dealer fee income	$46,503	$22,880
Advisory fee income	28,324	29,230
Banking and service fees	32,938	28,752
Mortgage banking income	7,101	19,198
Prepayment penalty fee income	5,622	13,303
Total non-interest income	$120,488	$113,363
For fiscal year 2023, non-interest income increased $7.1 million, or 6.3% compared to non-interest income in fiscal year 2022. The increase was primarily the result of an increase of $23.6 million in broker-dealer fee income driven by higher rates earned on cash sorting balances at non-affiliated banks. Also contributing to the increase was a $4.2 million increase in banking and service fees. The overall increase was partially offset by a decrease of $12.1 million in mortgage banking income as higher mortgage rates contributed to lower originations and loan sales, and the impact of change in the fair value of our mortgage servicing rights (“MSRs”) as well as a decrease of $7.7 million in prepayment penalty income due to slower prepayments.
Non-interest Expense. The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2023	2022
Salaries and related costs	$204,271	$167,390
Data processing	60,557	50,159
Depreciation and amortization	23,387	24,596
Advertising and promotional	37,150	13,580
Occupancy and equipment	15,647	13,745
Professional services	29,268	22,482
Broker-dealer clearing charges	13,433	15,184
FDIC and regulatory fees	15,534	11,823
General and administrative expenses	47,868	43,103
Total non-interest expense	$447,115	$362,062
For fiscal year 2023, non-interest expense increased $85.1 million, or 23.5% compared to non-interest expense in fiscal year 2022.
Salaries and related costs increased $36.9 million in fiscal year 2023 compared to fiscal year 2022, primarily corresponding to increased headcount to 1,455 as of June 30, 2023, from 1,335 as of June 30, 2022, as well as higher compensation.
Data processing increased $10.4 million in fiscal year 2023 compared to fiscal year 2022, primarily due to enhancements of core processing systems, customer interfaces and clearing and custody technology platforms.
Depreciation and amortization decreased $1.2 million in fiscal year 2023 compared to fiscal year 2022, primarily due to certain capitalized software becoming fully depreciated.
Advertising and promotional expense increased $23.6 million in fiscal year 2023 compared to fiscal year 2022, primarily due to increased deposit marketing and lead generation costs.
Occupancy and equipment expense increased $1.9 million in fiscal year 2023 compared to fiscal year 2022, primarily due to growth in our office footprint and annual increases on our existing office space.
Professional services increased $6.8 million in fiscal year 2023 compared to fiscal year 2022, primarily due to higher consulting expenses and increased legal expenses related to litigation.
Broker-dealer clearing charges decreased $1.8 million in fiscal year 2023 compared to fiscal year 2022, primarily due to reduced customer trading activity.

The Federal Deposit Insurance Corporation (“FDIC”) and regulator fees increased by $3.7 million in fiscal year 2023 compared to fiscal year 2022, corresponding to a growth in average liabilities at the Bank and increased assessment rates during fiscal year 2023.
General and administrative expenses increased by $4.8 million in fiscal year 2023 compared to fiscal year 2022. The increase was primarily attributable to a $16.0 million expense accrual in 2023 as a result of an adverse legal judgment that has not been finalized, partially offset by a $11.0 million charge due to a one-time resolution of a contractual claim in the prior fiscal year.
Income Tax Expense. For fiscal year 2023, income tax expense increased $25.3 million, or 25.5% compared to income tax expense in fiscal year 2022. The fiscal year 2023 effective tax rate of 28.85%, decreased by 0.34% compared to fiscal year 2022.
The Company received federal and state tax credits for the years ended June 30, 2023 and 2022, respectively. These tax credits reduced the effective tax rate by approximately 0.45% and 0.44%, respectively.
SEGMENT RESULTS
The Company determines reportable segments based on the services offered, the significance of the services offered, the significance of those services to the Company’s financial condition and operating results and management’s regular review of the operating results of those services. The Company operates through two operating segments: Banking Business and Securities Business. In order to reconcile the two segments to the consolidated totals, the Company includes parent-only activities and intercompany eliminations. Inter-segment transactions are eliminated in consolidation and primarily include non-interest income earned by the Securities Business segment and non-interest expense incurred by the Banking Business segment for cash sorting fees related to deposits sourced from Securities Business segment customers, as well as interest expense paid by the Banking Business segment to each of the wholly-owned subsidiaries of the Company and to the Company itself for their operating cash held on deposit with the Banking Business segment. The following tables present the operating results of the segments:

	Fiscal Year Ended June 30, 2023
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$776,294	$21,042	$(14,215)	$783,121
Provision for credit losses	24,750	—	—	$24,750
Non-interest income	42,260	141,107	(62,879)	$120,488
Non-interest expense	390,911	102,572	(46,368)	$447,115
Income (loss) before taxes	$402,893	$59,577	$(30,726)	$431,744

	Fiscal Year Ended June 30, 2022
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$597,833	$17,580	$(8,255)	$607,158
Provision for credit losses	18,500	—	—	$18,500
Non-interest income	60,881	64,069	(11,587)	$113,363
Non-interest expense	274,079	84,014	3,969	$362,062
Income (loss) before taxes	$366,135	$(2,365)	$(23,811)	$339,959
Banking Business
For the fiscal year ended June 30, 2023, we had pre-tax income of $402.9 million compared to pre-tax income of $366.1 million for the fiscal year ended June 30, 2022. For the fiscal year ended June 30, 2023, the increase in pre-tax income was primarily related to the increase in net interest income due largely to growth in the volume and rates earned on loans and leases, primarily from commercial real estate and commercial & industrial lending, partially offset by an increase in volume and rates on interest-bearing demand and savings deposits.

We consider the ratios shown in the table below to be key indicators of the performance of our Banking Business segment:

	Fiscal Year Ended
	June 30, 2023	June 30, 2022
Efficiency ratio	47.76%	41.61%
Return on average assets	1.60%	1.64%
Interest rate spread	3.56%	4.18%
Net interest margin	4.48%	4.36%
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
The following table presents our Banking segment’s information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted-average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted-average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin:

	For the Fiscal Years Ended June 30,
	2023			2022
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid	Average Balance[1]	Interest Income/Expense	Average Yields Earned/Rates Paid
Assets:
Loans[2,3]	$15,548,042	$1,047,580	6.74%	$12,539,502	$624,501	4.98%
Interest-earning deposits in other financial institutions	1,510,076	64,707	4.29%	953,490	3,189	0.33%
Investment securities[3]	268,072	14,849	5.54%	198,637	7,410	3.73%
Stock of the regulatory agencies, at cost	20,936	1,462	6.98%	18,789	1,132	6.02%
Total interest-earning assets	17,347,126	1,128,598	6.51%	13,710,418	636,232	4.64%
Non-interest-earning assets	345,535			296,228
Total Assets	$17,692,661			$14,006,646
Liabilities and Stockholder's Equity:
Interest-bearing demand and savings	$10,299,234	$305,832	2.97%	$6,843,840	$20,207	0.30%
Time deposits	1,225,537	33,826	2.76%	1,226,774	13,567	1.11%
Advances from the FHLB	423,612	12,644	2.98%	349,796	4,625	1.32%
Borrowings, subordinated notes and debentures	36	—	—%	93	—	—%
Total interest-bearing liabilities	$11,948,419	$352,302	2.95%	$8,420,503	$38,399	0.46%
Non-interest-bearing demand deposits	3,789,607			4,012,615
Other non-interest-bearing liabilities	189,457			143,841
Stockholder's equity	1,765,178			1,429,687
Total Liabilities and Stockholders' Equity	$17,692,661			$14,006,646
Net interest income		$776,296			$597,833
Interest rate spread[4]			3.56%			4.18%
Net interest margin[5]			4.48%			4.36%
1Average balances are obtained from daily data.
2Loans include loans held for sale, loan premiums and unearned fees.
3Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees.
4Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate paid on interest-bearing liabilities.
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

	Fiscal Year Ended June 30, 2023 vs 2022
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Increase (decrease) in interest income:
Loans and leases	$171,078	$252,001	$423,079
Interest-earning deposits in other financial institutions	2,854	58,664	61,518
Investment securities	3,115	4,324	7,439
Stock of the regulatory agencies	138	192	330
Total increase (decrease) in interest income	$177,185	$315,181	$492,366
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$15,333	$270,292	$285,625
Time deposits	(14)	20,273	20,259
Advances from the FHLB	1,152	6,867	8,019
Total increase (decrease) in interest expense	$16,471	$297,432	$313,903
For the fiscal year 2023, the Banking segment’s net interest income increased $178.5 million, or 29.9%, compared to net interest income in fiscal year 2022. The growth of net interest income is reflective of growth in the average balance of loans and leases combined with higher rates earned on loans and leases and interest-earning deposits in other financial institutions. The growth of interest income was offset by increased rates paid on interest-bearing demand and savings deposits and on time deposits combined with growth in the average interest-bearing demand and savings deposits.
For the fiscal year 2023, the Banking segment’s non-interest income decreased $18.7 million, or 30.6% compared to non-interest income in fiscal year 2022. The decrease in non-interest income was primarily the result of increased prevailing market interest rates which caused decreases of $12.1 million in mortgage banking income and $7.7 million in prepayment penalty income, which were partially offset by a $1.1 million increase in banking and servicing fees.
For the fiscal year 2023, the Banking segment’s non-interest expense increased $116.8 million, or 42.6% compared to non-interest expense in fiscal 2022. The increase in non-interest expense was primarily driven by a $74.2 million increase in advertising and promotional expense, a $24.8 million increase in salaries and related costs and a $16.0 million accrual in the first quarter of 2023 as a result of an adverse legal judgment that has not been finalized.
Securities Business
For the fiscal year ended June 30, 2023, our Securities Business segment had income before taxes of $59.6 million compared to the loss before taxes of $2.4 million for the fiscal year ended June 30, 2022.
The following table provides our Securities Business operating results:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2023	2022
Net interest income	$21,042	$17,580
Non-interest income	141,107	64,069
Non-interest expense	102,572	84,014
Income (Loss) before taxes	$59,577	$(2,365)
For the fiscal year 2023, the Securities Business’s net interest income increased $3.5 million, or 19.7% compared to fiscal year 2022, resulting in large part from an increase in the rates earned on interest bearing cash deposit balances and margin lending. In the Securities Business, interest is earned through margin loan balances, securities borrowed and cash deposit balances. Interest expense is incurred from cash borrowed through bank lines and securities lending.
For the fiscal year 2023, the Securities Business’s non-interest income increased $77.0 million compared to fiscal year 2022, primarily attributable to a $74.9 million increase in broker-dealer fee income attributable to increased cash-sorting fee revenue.

For the fiscal year 2023, the Securities Business’s non-interest expense increased $18.6 million compared to non-interest expense in fiscal year ended June 30, 2022, primarily related to a $12.2 million increase in salaries and related expenses, a $2.4 million increase in data processing expenses and a $1.7 million increase in professional services.
Selected information concerning Axos Clearing follows as of each date indicated:

	June 30,
(Dollars in thousands)	2023	2022
FDIC insured program balances at banks	$1,627,053	$3,452,358
Margin balances	$205,880	$285,894
Cash reserves for the benefit of customers	$149,059	$372,112
Securities lending:
Interest-earning assets – stock borrowed	$134,339	$338,980
Interest-bearing liabilities – stock loaned	$159,832	$474,400
COMPARISON OF THE FISCAL YEARS ENDED JUNE 30, 2022 AND JUNE 30, 2021
For a comparison of our fiscal year 2022 results compared to 2021 results, see Part II, Item 7, “Comparison of the Fiscal Years Ended June 30, 2022 and June 30, 2021” in the Annual Report on Form 10-K for the year-ended June 30, 2022 filed with the SEC.
COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2023 AND JUNE 30, 2022
Our total assets increased $2.9 billion, or 16.9%, to $20.3 billion, as of June 30, 2023, up from $17.4 billion at June 30, 2022. The loan portfolio increased $2.4 billion on a net basis, primarily from portfolio loan originations of $8.3 billion, less principal repayments and other adjustments of $5.9 billion. Total cash increased by $0.8 billion primarily due to increased deposits. Total liabilities increased by $2.7 billion or 17.0%, to $18.4 billion at June 30, 2023, up from $15.8 billion at June 30, 2022. The increase in total liabilities resulted primarily from growth in deposits of $3.2 billion, partially offset by decreased securities loaned of $0.3 billion and decreased borrowings, subordinated notes and debentures of $0.1 billion. Stockholders’ equity increased by $274.2 million, or 16.7%, to $1.9 billion at June 30, 2023, up from $1.6 billion at June 30, 2022. The increase was largely the result of $307.2 million in net income for the fiscal year and $20.0 million vesting and issuance of RSUs and stock-based compensation expense, partially offset by $49.3 million from purchases of treasury stock and a $3.7 million unrealized loss in other comprehensive income, net of tax.
ASSET QUALITY AND ALLOWANCE FOR CREDIT LOSSES - LOANS
Non-performing loans and foreclosed assets or “non-performing assets” consisted of the following:

	At June 30,
(Dollars in thousands)	2023	2022	2021
Non-performing assets:
Non-accrual loans:
Single Family - Mortgage & Warehouse	$30,714	$66,424	$105,708
Multifamily and Commercial Mortgage	35,103	33,410	20,428
Commercial Real Estate	14,852	14,852	15,839
Commercial & Industrial - Non-RE	2,989	2,989	2,942
Auto & Consumer	1,457	439	278
Other	2,045	80	—
Total non-accrual loans	87,160	118,194	145,195
Foreclosed real estate	6,966	—	6,547
Repossessed - Autos	1,133	798	235
Total non-performing assets	$95,259	$118,992	$151,977
Total non-performing loans as a percentage of total loans	0.52%	0.83%	1.26%
Total non-performing assets as a percentage of total assets	0.47%	0.68%	1.10%
Our non-performing assets decreased to $95.3 million at June 30, 2023 from $119.0 million at June 30, 2022. The decrease in non-performing assets during the fiscal year ended June 30, 2023 was primarily the result of a decrease in non-performing loans of $31.0 million, mainly in single family mortgage loans. Non-performing assets as a percentage of total assets decreased to 0.47% at June 30, 2023 from 0.68% at June 30, 2022. The decrease in non-performing assets during the fiscal year ended June 30, 2022 compared to June 30, 2021 was primarily due to a decrease in non-performing loans of $27.0 million, primarily single family mortgage loans.
Allowance for Credit Losses - Loans.
The following table sets forth the changes in our allowance for credit losses, by portfolio class for the dates indicated:

(Dollars in thousands)	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total	Total Allowance as a % of Total Loans
Balance at June 30, 2020	$25,899	$4,719	$21,052	$9,954	$9,462	$4,721	$75,807	0.71%
Effect of Adoption of ASC 326	6,318	7,408	25,893	7,042	610	29	47,300
Provision for credit losses	(3,242)	1,196	11,238	14,251	(1,354)	1,661	23,750
Charge-offs	(2,502)	(177)	(255)	(2,833)	(3,517)	(7,274)	(16,558)
Recoveries	131	—	—	46	1,318	1,164	2,659
Balance at June 30, 2021	26,604	13,146	57,928	28,460	6,519	301	132,958	1.15%
Provision for credit losses	(7,009)	1,332	11,411	2,544	10,492	(270)	18,500
Charge-offs	(82)	—	—	(322)	(4,024)	—	(4,428)
Recoveries	157	177	—	126	1,127	—	1,587
Balance at June 30, 2022	19,670	14,655	69,339	30,808	14,114	31	148,617	1.04%
Provision for credit losses	(2,302)	2,193	3,416	15,521	5,938	(16)	24,750
Charge-offs	(314)	—	—	—	(9,142)	—	(9,456)
Recoveries	449	—	—	18	2,302	—	2,769
Balance at June 30, 2023	$17,503	$16,848	$72,755	$46,347	$13,212	$15	$166,680	1.00%
Net Charge-Offs to Average Loans - Year Ended June 30, 2023	—%	—%	—%	—%	1.12%	—%	0.04%
Net Charge-Offs (Recoveries) to Average Loans - Year Ended June 30, 2022	—%	(0.01)%	—%	0.01%	0.60%	—%	0.02%
Net Charge-Offs to Average Loans - Year Ended June 30, 2021	0.05%	0.01%	0.01%	0.30%	0.67%	3.96%	0.12%

The Company’s allowance for credit losses increased $18.1 million or 12.2% from June 30, 2022 to June 30, 2023. As a percentage of the outstanding loan balance, the Company’s allowance was 1.00% and 1.04% at June 30, 2023 and 2022, respectively. Provisions for credit losses were $24.8 million and $18.5 million for fiscal year 2023 and 2022, respectively. For a discussion of the provision for credit losses in fiscal year 2023, see Note 5 – “Loans & Allowance for Credit Losses.”
For fiscal year 2023, net charge-offs were $6.7 million and increased $3.8 million compared to net charge-offs for fiscal year 2022, primarily due to the net charge-offs in the auto and consumer portfolio. Certain auto loans are insured for credit losses through which the Company recognizes fee income upon the receipt of insurance proceeds following the charge off of the loans.
For fiscal year 2022, net charge-offs were $2.8 million and decreased $6.7 million compared to net charge-offs for fiscal year 2021. The decrease year-over-year was primarily due to decreases in net charge-offs of $6.1 million in the fully reserved Refund Advance loan portfolio.
Between June 30, 2022 and 2023, the Company’s total allowance for credit losses as a proportion of the loan portfolio decreased 4 basis points primarily due to updates in economic and business conditions and loan mix.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity. For Axos Bank, our sources of liquidity include deposits, borrowings, payments and maturities of outstanding loans, sales of loans, maturities or sales of investment securities and other short-term investments. While scheduled loan payments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We generally invest excess funds in overnight deposits and other short-term interest-earning assets. We use cash generated through retail deposits, our largest funding source, to offset the cash utilized in lending and investing activities. Our short-term interest-earning investment securities are used to provide liquidity for lending and other operational requirements.

Axos Bank can borrow up to 40% of its total assets from the FHLB. Borrowings are collateralized by pledging certain mortgage loans and investment securities to the FHLB. Based on loans and securities pledged at June 30, 2023, we had a total borrowing availability of an additional $3.1 billion available immediately and an additional $4.5 billion available with additional collateral, for advances from the FHLB for terms of up to ten years. As of June 30, 2023, the Company pledged $5,128.4 million of loans and $0.2 million of securities to the FHLB to secure its borrowings. At June 30, 2023, we had $225.0 million in unsecured federal funds lines of credit with four major banks under which there were no borrowings outstanding.
The Bank can borrow from the discount window at the FRBSF. FRBSF borrowings are collateralized by commercial loans, consumer loans and mortgage-backed securities pledged to the FRBSF. Based on loans and securities pledged at June 30, 2023, the Bank had a total borrowing capacity of approximately $2.7 billion, all of which was available for use. At June 30, 2023 we had $3.7 billion of loans pledged to the FRBSF.
Our future borrowings will depend on the growth of our lending operations and our exposure to interest rate risk. We expect to continue to use deposits and advances from the FHLB as the primary sources of funding our future asset growth.
Axos Clearing has $150.0 million of secured lines of credit available for borrowing. As of June 30, 2023, there was $11.5 million outstanding. These credit facilities bear interest at rates based on the Federal Funds rate and borrowings are due upon demand. The weighted-average interest rate on the borrowings at June 30, 2023 was 7.0%.
Axos Clearing has a $190.0 million unsecured line of credit available for limited purpose borrowing, which includes $100.0 million from Axos Financial, Inc. As of June 30, 2023, there was $15.7 million outstanding after elimination of intercompany balances. This credit facility bears interest at rates based on the Federal Funds rate and borrowings are due upon demand. The unsecured line of credit requires Axos Clearing to operate in accordance with specific covenants with respect to capital and debt ratios. Axos Clearing was in compliance with all covenants as of June 30, 2023.
In December 2004, we completed a transaction that resulted in the issuance of $5.2 million of junior subordinated debentures for our company with a stated maturity date of February 23, 2035. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Prior to June 30, 2023, interest accrued at the rate of three-month LIBOR plus 2.4%, for a rate of 7.79% as of June 30, 2023, with interest paid quarterly. Following June 30, 2023, interest accrues at three-month term SOFR plus of 0.26161%.
In March 2016, Axos completed the sale of $51.0 million aggregate principal amount of our 6.25% Subordinated Notes due February 28, 2026 (the “2026 Notes”). On March 31, 2021, the Company completed the redemption of $51.0 million aggregate principal amount. The 2026 Notes were redeemed for cash by the Company at 100% of their principal amount, plus accrued and unpaid interest, in accordance with the terms of the indenture governing the 2026 Notes. On March 31, 2021, the Company completed the redemption of $51.0 million aggregate principal amount of its 2026 Notes. The 2026 Notes were redeemed for cash by the Company at 100% of their principal amount, plus accrued and unpaid interest, in accordance with the terms of the indenture governing the 2026 Notes. Remaining unamortized deferred financing costs associated with such notes were expensed and included under “Interest Expense - Other Borrowings in the Consolidated Statements of Income.”
In January 2019, we issued subordinated notes totaling $7.5 million to the principal stockholders of Cor Securities Holdings, Inc. (“COR Securities”) in an equal principal amount, with a maturity of 15 months, to serve as the source of payment of indemnification obligations of the principal stakeholders of COR Securities under the Merger Agreement. Interest accrues at a rate of 6.25% per annum. During the fiscal year ended June 30, 2019, $0.1 million of subordinated loans were repaid. The Company has made an indemnification claim against the $7.4 million remaining amount.
In September 2020, the Company completed the sale of $175.0 million aggregate principal amount of its 4.875% Fixed-to-Floating Rate Subordinated Notes due October 1, 2030 (the “2030 Notes”). The 2030 Notes mature on October 1, 2030 and accrue interest at a fixed rate per annum equal to 4.875%, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2021. From and including October 1, 2025, to, but excluding October 1, 2030 or the date of early redemption, the 2030 Notes will bear interest at a floating rate per annum equal to the three-month term SOFR plus a spread of 476 basis points, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on January 2026. The 2030 Notes may be redeemed on or after October 1, 2025, which date may be extended at the Company’s discretion, at a redemption price equal to principal plus accrued and unpaid interest, subject to certain conditions.
In March 2021, we filed a new shelf registration with the SEC which allows us to issue up to $400.0 million through the sale of debt securities, common stock, preferred stock and warrants.
In February 2022, the Company completed the sale of $150.0 million aggregate principal amount of its 4.00% Fixed-to-Floating Rate Subordinated Notes (the “2032 Notes”). The 2032 Notes are obligations only of Axos Financial, Inc. The 2032

Notes mature on March 1, 2032 and accrue interest at a fixed rate per annum equal to 4.00%, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2022. From and including March 1, 2027, to, but excluding March 1, 2032 or the date of early redemption, the 2032 Notes will bear interest at a floating rate per annum equal to three-month term SOFR plus a spread of 227 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on June 1, 2027. The 2032 Notes may be redeemed on or after March 1, 2027, which date may be extended at the Company’s discretion, at a redemption price equal to principal plus accrued and unpaid interest, subject to certain conditions. Fees and costs incurred in connection with the debt offering amortize to interest expense over the term of the 2032 Notes.
We view our liquidity sources to be stable and adequate for our anticipated needs and contingencies for both the short and long-term. Due to the diversified sources of our deposits, while maintaining approximately 90% of our total Bank deposits in insured or collateralized accounts as of June 30, 2023, we believe we have the ability to increase our level of deposits, and have available other potential sources of funding, to address our liquidity needs for the foreseeable future.
For additional information on certain contractual and other obligations, see Note 10 - “Leases,” Note 11 - “Deposits,” Note 12 - “Advances from the Federal Home Loan Bank” and Note 13 - “Borrowings, Subordinated Debt and Debentures.”
Off-Balance Sheet Commitments. At June 30, 2023, we had unfunded commitments to originate loans with an aggregate outstanding principal balance of $2,917.6 million, commitments to sell loans with an aggregate outstanding principal balance at the time of sale of $24.9 millions, and no commitments to purchase loans, investment securities or any other unused lines of credit. See Item 3. Legal Proceedings for further information on pending litigation.
Consolidated and Bank Capital Requirements. Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for our Company and Bank. Information presented for June 30, 2023, reflects the Basel III capital requirements for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. At June 30, 2023, our Company and Bank met all the capital adequacy requirements to which they were subject to and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since June 30, 2023 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Company and Bank both elected the five-year CECL transition guidance for calculating regulatory capital and ratios. The amounts in the following table reflect this election. This guidance allowed an entity to add back to regulatory capital 100% of the impact of the day one CECL transition adjustment and 25% of the subsequent increases to the allowance for credit losses through June 30, 2022. Beginning with fiscal year 2023, this cumulative amount is phased out of regulatory capital at 25% per year until it is 100% phased out of regulatory capital beginning in fiscal year 2026.

The Company’s and Bank’s capital ratios and requirements were as follows:

				Minimum Capital Requirement	Minimum Capital Requirement with Capital Buffer	Minimum to Be Well Capitalized
	June 30,
	2023	2022	2021
Regulatory Capital Ratios (Company):
Tier 1 leverage ratio	8.96%	9.25%	8.82%	4.00%	4.00%	N/A
Common equity tier 1 capital ratio	10.94%	9.86%	11.36%	4.50%	7.00%	N/A
Tier 1 risk-based capital ratio	10.94%	9.86%	11.36%	6.00%	8.50%	N/A
Total risk-based capital ratio	13.82%	12.73%	13.78%	8.00%	10.50%	N/A

Regulatory Capital Ratios (Bank):
Tier 1 leverage ratio	9.68%	10.65%	9.45%	4.00%	4.00%	5.00%
Common equity tier 1 capital ratio	11.63%	11.24%	12.28%	4.50%	7.00%	6.50%
Tier 1 risk-based capital ratio	11.63%	11.24%	12.28%	6.00%	8.50%	8.00%
Total risk-based capital ratio	12.50%	12.01%	13.21%	8.00%	10.50%	10.00%
Axos Clearing Capital Requirements. Pursuant to the net capital requirements of the Exchange Act, Axos Clearing, is subject to the SEC Uniform Net Capital (Rule 15c3-1 of the Exchange Act). Under this rule, Axos Clearing has elected to operate under the alternate method and is required to maintain minimum net capital of $250,000 or 2% of aggregate debit balances arising from client transactions, as defined. Under the alternate method, Axos Clearing may not repay subordinated debt, pay cash distributions, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.
The net capital position of Axos Clearing was as follows:

(Dollars in thousands)	June 30, 2023	June 30, 2022
Net capital	$35,221	$38,915
Less: required net capital	5,316	6,250
Excess capital	$29,905	$32,665

Net capital as a percentage of aggregate debit items	13.25%	12.45%
Net capital in excess of 5% aggregate debit items	$21,930	$23,290
Axos Clearing, as a clearing broker, is subject to SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the benefit of customers. At June 30, 2023, the Company calculated a deposit requirement of $169.5 million and maintained a deposit of $116.8 million. On July 5, 2023, Axos Clearing made a deposit of $81.0 million to satisfy the deposit requirement. At June 30, 2022, the Company calculated a deposit requirement of $286.9 million and maintained a deposit of $335.8 million. On July 1, 2022, Axos Clearing made a withdrawal of excess deposits of $39.0 million.
Certain broker-dealers have chosen to maintain brokerage customer accounts at Axos Clearing. To allow these broker-dealers to classify their assets held by the Company as allowable assets in their computation of net capital, the Company computes a separate reserve requirement for Proprietary Accounts of Brokers (PAB). At June 30, 2023, the Company calculated a deposit requirement of $26.8 million and maintained a deposit of $32.0 million. On July 1, 2023, Axos Clearing did not have to make a deposit to satisfy the deposit requirement. At June 30, 2022, the Company calculated a deposit requirement of $29.1 million and maintained a deposit of $36.3 million. On July 1, 2022, Axos Clearing made a withdrawal of $6.1 million of excess deposits.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Basis Risk. Basis risk occurs when assets and liabilities have similar repricing timing but repricing is based on different market interest rate indices. Our earning assets that reprice are directly tied to various indices, such as: U.S. Treasury, SOFR, Ameribor, BSBY, Eleventh District Cost of Funds, Federal Funds (“Fed Funds”), Interest Rate on Excess Reserves (“IOER”), Prime and, until June 30, 2023, LIBOR. Generally, our deposit rates are not directly tied to these same indices. A portion of the Bank’s deposits are based on administrative rates controlled by management and the remaining portion are directly tied to Fed Funds. Certain debt is linked to Fed Funds and, until June 30, 2023, LIBOR. Therefore, if liability-linked indices rise faster than asset-linked indices and there are no other changes in our asset/liability mix, our net interest income will likely decline due to basis risk.
Prepayment Risk. Prepayment risk results from the right of customers to pay their loans prior to maturity. Generally, loan prepayments increase in falling interest rate environments and decrease in rising interest rate environments. In addition, prepayment risk results from the right of customers to withdraw their time deposits before maturity. Generally, early withdrawals of time deposits increase during rising interest rate environments and decrease in falling interest rate environments. When estimating the future performance of our assets and liabilities, we make assumptions as to when and how much of our loans and deposits will be prepaid. If the assumptions prove to be incorrect, the asset or liability may perform differently than expected. In 2022 and 2021, the Bank experienced high rates of loan prepayments due to historically low interest rates; however, as interest rates increased throughout 2023 loan prepayments have slowed considerably.
Lifetime Cap Risk. Our adjustable rate loans have lifetime interest rate caps. In periods of rising interest rates, it is possible for the fully indexed interest rate (index rate plus the margin) to exceed the lifetime interest rate cap. This feature prevents the loan from repricing to a level that exceeds the cap’s specified interest rate, thus adversely affecting net interest income in periods of relatively high interest rates. On a weighted-average basis, our adjustable rate loans at June 30, 2023 had lifetime rate caps that were 601 basis points greater than their current stated note rates. If market rates rise by more than the interest rate cap, we will not be able to increase these loan rates above the interest rate cap.
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
Banking Business
The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at June 30, 2023 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	June 30, 2023
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$2,164,284	$—	$—	$—	$2,164,284
Mortgage-backed and other investment securities[1]	209,049	2,526	14,017	13,790	$239,382
Stock of the FHLB, at cost	17,250	—	—	—	$17,250
Loans[2]	11,444,889	1,252,109	3,762,452	142,313	$16,601,763
Loans held for sale	23,979	—	—	—	$23,979
Total interest-earning assets	13,859,451	1,254,635	3,776,469	156,103	19,046,658
Non-interest-earning assets	—	—	—	371,219	$371,219
Total assets	$13,859,451	$1,254,635	$3,776,469	$527,322	$19,417,877
Interest-bearing liabilities:
Interest-bearing deposits[3]	$8,087,273	$6,056,512	$164,276	$—	$14,308,061
Advances from the FHLB	—	—	30,000	60,000	$90,000
Other borrowings	—	—	—	—	$—
Total interest-bearing liabilities	8,087,273	6,056,512	194,276	60,000	14,398,061
Other non-interest-bearing liabilities	—	—	—	3,135,290	$3,135,290
Stockholders’ equity	—	—	—	1,884,526	$1,884,526
Total liabilities and equity	$8,087,273	$6,056,512	$194,276	$5,079,816	$19,417,877
Net interest rate sensitivity gap	$5,772,178	$(4,801,877)	$3,582,193	$96,103	$4,648,597
Cumulative gap	$5,772,178	$970,301	$4,552,494	$4,648,597	$4,648,597
Net interest rate sensitivity gap—as a % of total interest-earning assets	30.31%	(25.21)%	18.81%	0.50%	24.41%
Cumulative gap—as a % of total cumulative interest-earning assets	30.31%	5.09%	23.90%	24.41%	24.41%
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
The above table provides an approximation of the projected re-pricing of assets and liabilities at June 30, 2023 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected are based on historical experience. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience. Actual repayments of these instruments could vary substantially if future experience differs from our historic experience.
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

The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Bank assumes no growth in the balance sheet other than for retained earnings:

	As of June 30, 2023
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$1,072,045	20.1%	$1,064,324	9.7%
Base	$892,695	—%	$969,968	—%
Down 200 basis points	$795,482	(10.9)%	$901,698	(7.0)%
We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We analyze the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the underlying interest rate curves.
The following table indicates the sensitivity of market value of equity to the interest rate movement as described above:

	As of June 30, 2023
(Dollars in thousands)	Market Value of Equity	Percentage Change from Base	MVE as a Percentage of Assets
Up 200 basis points	$1,817,575	(1.4)%	9.5%
Up 100 basis points	$1,846,771	0.2%	9.6%
Base	$1,843,498	—%	9.5%
Down 100 basis points	$1,841,132	(0.1)%	9.5%
Down 200 basis points	$1,812,345	(1.7)%	9.2%
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
With respect to securities held, our interest rate risk is managed by setting and monitoring limits on the size and duration of positions and on the length of time securities can be held. The majority of the interest rates on customer and correspondent margin loans are indexed and can vary daily. Our funding sources are generally short term with interest rates that can vary daily.
At June 30, 2023, Axos Clearing held municipal obligations classified as trading securities and had maturities greater than 10 years.
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
Collateral underlying margin loans to customers and correspondents and underlying securities lending activities is marked to market daily and additional collateral is obtained or refunded, as necessary.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
Refer to the “Index to Consolidated Financial Statements” for an index of the financial statements filed as a part of this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 version). Based on this assessment, management has determined that our internal control over financial reporting as of June 30, 2023 was effective.
BDO USA, P.A. has audited the effectiveness of the company’s internal control over financial reporting as of June 30, 2023, as stated in their report dated August 29, 2023.
Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023 (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Axos Financial, Inc.
Las Vegas, Nevada
Opinion on Internal Control over Financial Reporting
We have audited Axos Financial, Inc.’s (the “Company’s”) internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of June 30, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2023, and the related notes and our report dated August 29, 2023 expressed an unqualified opinion thereon.
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
/s/ BDO USA, P.A.
San Diego, California

August 29, 2023

ITEM 9B. OTHER INFORMATION
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item with respect to directors and executive officers is incorporated herein by reference to the information contained in the sections captioned “Election of Directors” and “Executive Compensation” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2023 (the “Proxy Statement”).
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1).	Financial Statements: See Part II, Item 8—Financial Statements and Supplementary data.
(a)(2).	Financial Statement Schedules: All financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.
(a)(3).	Exhibits:

Exhibit Number	Description	Incorporated By Reference to
2.1	Agreement and Plan of Merger, by and among Axos Clearing, LLC, Axos Clarity MergeCo., Inc., Cor Securities Holdings, Inc., the Seller Parties thereto and the Holder Representative, dated September 28, 2018	Exhibit 2.1 to the Current Form 8-K filed on October 1, 2018.
3.1	Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 6, 1999	Exhibit 3.1 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.1	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on August 19, 1999	Exhibit 3.5 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.2	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on February 25, 2003	Exhibit 3.6 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.3	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on January 25, 2005	Exhibit 3.2 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.4	Certificate Eliminating Reference to a Series of Shares from the Certificate of Incorporation of the Company	Exhibit 3.3 to the Current Report on Form 8-K filed on September 7, 2011.
3.1.5	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on October 25, 2013	Exhibit 3.1 to the Current Report on Form 8-K filed on October 28, 2013.
3.1.6	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 5, 2015	Exhibit 3.1 to the Current Report on Form 8-K filed on November 6, 2015.
3.1.7	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on September 11, 2018	Exhibit 3.1 to the Current Report on Form 8-K filed on September 11, 2018.
3.1.8	Certificate of Elimination relating to the Series A - 6% Cumulative Nonparticipating Perpetual Preferred Stock Convertible through January 2009, filed with the Delaware Secretary of State on January 25, 2021.	Exhibit 3.1.8 to the Quarterly Report on Form 10-Q filed on January 28, 2021.
3.1.9	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 14, 2022	Exhibit 3.1.10 to the Quarterly Report on Form 10-Q filed on January 26,2023.
3.2	Amended and Restated By-laws	Exhibit 3.2 to the Current Report on Form 8-K filed on May 30, 2023.
4.1	Form of Common Stock Certificate of the Company	Exhibit 4.1 to the Current Report on Form 8-K filed on September 12, 2018.
4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.2 to the Annual Report on Form 10-K filed August 26, 2021.
4.3	Indenture for Subordinated Debt Securities, dated as of March 3, 2016, between Axos Financial, Inc. and U.S. Bank National Association, as trustee	Exhibit 4.1 to the Current Report on 8-K filed on September 18, 2020.
4.4	Second Supplemental Indenture, dated as of September 18, 2020, between Axos Financial, Inc. and U.S. Bank National Association, as trustee	Exhibit 4.2 to the Current Report on 8-K filed on September 18, 2020.
4.5	Form of Global Note to represent the 4.875% Fixed-to-Floating Rate Subordinated Notes due 2030 of Axos Financial, Inc.	Exhibit 4.3 to the Current Report on 8-K filed on September 18, 2020.
4.6	Indenture, dated as of February 24, 2022, between Axos Financial, Inc. and U.S. Bank Trust Company, National Association, as trustee	Exhibit 4.1 to the Current Report on 8-K filed on February 24, 2022.
4.7	First Supplemental Indenture, dated as of February 24, 2022, between Axos Financial, Inc. and U.S. Bank Trust Company, National Association, as trustee.	Exhibit 4.2 to the Current Report on 8-K filed on February 24, 2022.
4.8	Form of Global Note to represent the 4.00% Fixed-to-Floating Rate Subordinated Notes due 2032 of Axos Financial, Inc. (included in Exhibit 4.2 as Exhibit A).	Exhibit 4.3 to the Current Report on 8-K filed on February 24, 2022.
10.1	Form of Indemnification Agreement between the Company and each of its executive officers and directors	Exhibit 10.1 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on February 24, 2005.
10.2*	Amended and Restated 1999 Stock Option Plan, as amended	Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
10.3*	2004 Stock Incentive Plan, as amended November 20, 2007	Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.

Exhibit Number	Description	Incorporated By Reference to
10.4*	2004 Employee Stock Purchase Plan, including forms of agreements thereunder	Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
10.5*	Amended and Restated Employment Agreement, between Axos Bank and Andrew J. Micheletti.	Exhibit 10.3 to the Current Report on Form 8-K filed on October 28, 2021.
10.6	Amended and Restated Declaration of Trust of BofI Trust I dated December 16, 2004	Exhibit 10.10 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
10.7*	Amended and Restated Employment Agreement, dated May 26, 2011, between the Company and subsidiaries, and Gregory Garrabrants	Exhibit 99.1 to the Current Report on Form 8-K filed on May 27, 2011.
10.7.1*	Second Amended and Restated Employment Agreement, dated June 30, 2017, between the Company and subsidiaries, and Gregory Garrabrants	Exhibit 99.1 to the Current Report on Form 8-K filed on July 7, 2017.
10.8	Lease Agreement dated December 5, 2011 between La Jolla Village, LLC and the Company	Exhibit 99.1 to the Current Report on Form 8-K filed on December 9, 2011.
10.9*	Description of Amendment to Employment Letter between Eshel Bar-Adon and BofI Federal Bank	Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 6, 2014.
10.10*	Description of Amendment to Employment Letter between Brian Swanson and BofI Federal Bank	Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on May 6, 2014.
10.10.1*	Description of Amendment to Employment Letter between Brian Swanson and BofI Federal Bank	Exhibits 99.1 and 99.2 to the Current Report on Form 8-K filed on January 15, 2015.
10.11	Office Space Lease Between Pacifica Tower LLC and BofI Holding, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on May 18, 2018.
10.12	Sixth Amendment to Office Space Lease Between 4350 La Jolla Village LLC and BofI Holding, Inc.	Exhibit 10.2 to the Current Report on Form 8-K filed on May 18, 2018.
10.13	Guaranty of Payment and Performance of Agreement and Plan of Merger, executed by the Company in favor of Cor Securities Holdings, Inc. on September 28, 2018	Exhibit 10.1 to the Current Report on Form 8-K filed on October 1, 2018
10.14*	Axos Financial, Inc. Amended and Restated 2014 Stock Incentive Plan	Appendix A to the Proxy Statement on Schedule 14A, filed on September 11, 2019 and September 8, 2021
10.15*	Description of Amendment to Employment Letter between Raymond Matsumoto and Axos Financial, Inc.	Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on October 29, 2020.
10.16*	Amendment to Offer Letter between Derrick K. Walsh and Axos Financial, Inc.	Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on October 28, 2021.
10.17*	Change of Control Severance Agreement between Derrick K. Walsh and Axos Financial, Inc. and Axos Bank	Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on October 28, 2021.
10.18*	Form of Axos Financial, Inc. Amended and Restated 2014 Stock Incentive Plan Restricted Stock Award Unit Agreement	Exhibit 10.18 to the Annual Report on Form 10-K filed on September 8, 2022.
10.19*	Form of Axos Financial, Inc. Amended and Restated 2014 Stock Incentive Plan Amendment to Restricted Stock Award Unit Agreement (Director Award)	Filed herewith.
10.20*	Form of Axos Financial, Inc. Amended and Restated 2014 Stock Incentive Plan Restricted Stock Award Unit Agreement (Director Award)	Filed herewith.
10.21	First Amendment to Office Space Lease Between Pacifica Tower LLC and Axos Financial, Inc.	Filed herewith.
21.1	Subsidiaries of the Company	Filed herewith.
23.1	Consent of BDO USA, P.A., Independent Registered Public Accounting Firm	Filed herewith.
24.1	Power of Attorney, incorporated by reference to the signature page to this report.	Signature page to this report.
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document	Filed herewith.
101.LAB**	Inline XBRL Taxonomy Label Linkbase Document	Filed herewith.

Exhibit Number	Description	Incorporated By Reference to
101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document	Filed herewith.
101.DEF**	Inline XBRL Taxonomy Definition Document	Filed herewith.
101.INS**	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
104**	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101
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

AXOS FINANCIAL, INC.

Date:	August 29, 2023	By:	/s/ Gregory Garrabrants
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant as of August 29, 2023 in the capacities indicated:

Signature	Title

/s/ Gregory Garrabrants	Chief Executive Officer (Principal Executive Officer), Director
Gregory Garrabrants

/s/ Derrick K. Walsh	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Derrick K. Walsh

/s/ Paul J. Grinberg	Chairman
Paul J. Grinberg

/s/ Nicholas A. Mosich	Vice Chairman
Nicholas A. Mosich

/s/ James S. Argalas	Director
James S. Argalas

/s/ Tamara N. Bohlig	Director
Tamara N. Bohlig

/s/ Stefani D. Carter	Director
Stefani D. Carter

/s/ James J. Court	Director
James J. Court

/s/ Uzair Dada	Director
Uzair Dada

/s/ Edward J. Ratinoff	Director
Edward J. Ratinoff

/s/ Roque A. Santi	Director
Roque A. Santi

AXOS FINANCIAL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Axos Financial, Inc.
Las Vegas, Nevada
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Axos Financial, Inc. (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated August 29, 2023 expressed an unqualified opinion thereon.
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
Allowance for credit losses
As discussed in Notes 1 and 5 to the consolidated financial statement, the Company records their allowance for credit losses (“ACL”) under Accounting Standards Codification Topic 326, Financial Instruments-Credit Losses (“ASC 326”). The Company’s ACL methodology considers many factors including, but not limited to, historical loss experience, where available, estimated defaults based on portfolio trends, changes in collateral values, portfolio composition and loan concentration, current lending policies and the effects of any new policies. Management’s expectation of future economic conditions is reflected in management’s selection and weighting of economic forecast scenarios.
We identified a critical audit matter related to the weighting of economic forecast scenarios within the Commercial Real Estate (including Construction) and Commercial & Industrial loan portfolio segments as a result of the judgmental and subjective nature of the determination. Given the significance of the ACL, the sensitivity to the change of the weightings, and the management judgment required, performing audit procedures to evaluate the reasonableness of the ACL required a high degree of auditor judgment due to the nature and extent of audit evidence required to address these matters, including the extend of specialized skill and knowledge needed.

The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of controls over the ACL, including management’s controls over the determination of the appropriate selection of the weighting of economic forecast scenarios;
•Evaluating the reasonableness and conceptual soundness of the ACL modeling framework, including the weighting of economic forecast scenarios by assessing the magnitude and directional consistency of changes, or lack thereof, in the level of adjustments as compared to underlying internal and external information sources;
•Assessing the appropriateness of the economic forecasts selected by management for use in the determination of the ACL; and
•Utilizing professionals with specialized skill and knowledge in valuation and business analytics to assist in evaluating the reasonableness and conceptual soundness of the ACL modeling framework applied in the ACL models.

/s/ BDO USA, P.A.
We have served as the Company’s auditor since 2013.
San Diego, California
August 29, 2023

AXOS FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS

	At June 30,
(Dollars in thousands, except par and stated value)	2023	2022
ASSETS
Cash and cash equivalents	$2,233,027	$1,202,587
Cash segregated for regulatory purposes	149,059	372,112
Total cash, cash equivalents, cash segregated	2,382,086	1,574,699
Securities:
Trading	758	1,758
Available-for-sale	232,350	262,518
Stock of regulatory agencies	21,510	20,368
Loans held for sale, carried at fair value	23,203	4,973
Loans held for sale, lower of cost or fair value	776	10,938
Loans—net of allowance for credit losses of $166,680 as of June 30, 2023 and $148,617 as of June 30, 2022	16,456,728	14,091,061
Mortgage servicing rights, carried at fair value	25,443	25,213
Securities borrowed	134,339	338,980
Customer, broker-dealer and clearing receivables	374,074	417,417
Goodwill and other intangible assets—net	152,149	156,405
Other assets	545,053	496,835
TOTAL ASSETS	$20,348,469	$17,401,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$2,898,150	$5,033,970
Interest bearing	14,224,958	8,912,452
Total deposits	17,123,108	13,946,422
Advances from the Federal Home Loan Bank	90,000	117,500
Borrowings, subordinated notes and debentures	361,779	445,244
Securities loaned	159,832	474,400
Customer, broker-dealer and clearing payables	445,477	511,654
Accounts payable and other liabilities	251,114	262,972
Total liabilities	18,431,310	15,758,192
Commitments and Contingencies (Note 18)
STOCKHOLDERS’ EQUITY:
Common stock—$0.01 par value; 150,000,000 shares authorized, 69,465,446 shares issued and 58,943,035 shares outstanding as of June 30, 2023; 68,859,722 shares issued and 59,777,949 shares outstanding as of June 30, 2022	695	689
Additional paid-in capital	479,878	453,784
Accumulated other comprehensive income (loss)—net of tax	(6,610)	(2,933)
Retained earnings	1,735,609	1,428,444
Treasury stock, at cost; 10,522,411 shares as of June 30, 2023 and 9,081,773 shares as of June 30, 2022	(292,413)	(237,011)
Total stockholders’ equity	1,917,159	1,642,973
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,348,469	$17,401,165

See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
(Dollars in thousands, except earnings per share)	2023	2022	2021
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$1,048,874	$626,628	$584,410
Securities borrowed and customer receivables	18,657	20,512	20,466
Investments and other	89,607	12,588	12,987
Total interest and dividend income	1,157,138	659,728	617,863
INTEREST EXPENSE:
Deposits	339,481	33,620	60,529
Advances from the Federal Home Loan Bank	12,644	4,625	4,672
Securities loaned	3,673	1,124	1,496
Other borrowings	18,219	13,201	12,424
Total interest expense	374,017	52,570	79,121
Net interest income	783,121	607,158	538,742
Provision for credit losses	24,750	18,500	23,750
Net interest income, after provision for credit losses	758,371	588,658	514,992
NON-INTEREST INCOME:
Broker-dealer fee income	46,503	22,880	26,317
Advisory fee income	28,324	29,230	—
Banking and service fees	32,938	28,752	29,137
Mortgage banking income	7,101	19,198	42,641
Prepayment penalty fee income	5,622	13,303	7,166
Total non-interest income	120,488	113,363	105,261
NON-INTEREST EXPENSE:
Salaries and related costs	204,271	167,390	152,576
Data processing	60,557	50,159	40,719
Depreciation and amortization	23,387	24,596	24,124
Advertising and promotional	37,150	13,580	14,212
Professional services	29,268	22,482	22,241
Occupancy and equipment	15,647	13,745	13,402
FDIC and regulatory fees	15,534	11,823	10,603
Broker-dealer clearing charges	13,433	15,184	11,152
General and administrative expense	47,868	43,103	25,481
Total non-interest expense	447,115	362,062	314,510
INCOME BEFORE INCOME TAXES	431,744	339,959	305,743
INCOME TAXES	124,579	99,243	90,036
NET INCOME	$307,165	$240,716	$215,707
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$307,165	$240,716	$215,518
COMPREHENSIVE INCOME	$303,488	$235,276	$219,151
Basic earnings per share	$5.15	$4.04	$3.64
Diluted earnings per share	$5.07	$3.97	$3.56

See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30,
(Dollars in thousands)	2023	2022	2021
NET INCOME	$307,165	$240,716	$215,707
Net unrealized gain (loss) from available-for-sale securities, net of tax expense (benefit) of $(1,575), $(2,416), and $1,495 for the years ended June 30, 2023, 2022 and 2021, respectively.	(3,677)	(5,440)	3,444
Other comprehensive income (loss)	(3,677)	(5,440)	3,444
COMPREHENSIVE INCOME	$303,488	$235,276	$219,151

See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Retained Earnings	Treasury Stock	Total
			Number of Shares
(Dollars in thousands)	Shares	Amount	Issued	Treasury	Outstanding	Amount
Balance as of June 30, 2020	515	$5,063	67,323,053	(7,710,418)	59,612,635	$673	$411,873	$(937)	$1,009,299	$(195,125)	$1,230,846
Cumulative effect of change in accounting principle net of tax, adoption of ASU No. 2016-13	—	—	—	—	—	—	—	—	(37,088)	—	(37,088)
Net income	—	—	—	—	—	—	—	—	215,707	—	215,707
Other comprehensive income (loss)	—	—	—	—	—	—	—	3,444	—	—	3,444
Cash dividends on preferred stock	—	—	—	—	—	—	—	—	(103)	—	(103)
Preferred stock - Series A redemption	(515)	(5,063)	—		—	—	—	—	(87)	—	(5,150)
Purchase of treasury stock	—	—	—	(753,597)	(753,597)	—	—	—	—	(16,757)	(16,757)
Stock-based compensation activity	—	—	746,268	(287,362)	458,906	8	20,677	—	—	(10,648)	10,037
Balance as of June 30, 2021	—	$—	68,069,321	(8,751,377)	59,317,944	$681	$432,550	$2,507	$1,187,728	$(222,530)	$1,400,936
Net income	—	—	—	—	—	—	—	—	240,716	—	240,716
Other comprehensive income (loss)	—	—	—	—	—	—	—	(5,440)	—	—	(5,440)
Stock-based compensation activity	—	—	790,401	(330,396)	460,005	8	21,234	—	—	(14,481)	6,761
Balance as of June 30, 2022	—	$—	68,859,722	(9,081,773)	59,777,949	$689	$453,784	$(2,933)	$1,428,444	$(237,011)	$1,642,973
Net income	—	—	—	—	—	—	—		307,165	—	307,165
Other comprehensive income (loss)	—	—	—	—	—	—	—	(3,677)	—	—	(3,677)
Purchase of treasury stock	—	—	—	(1,321,161)	(1,321,161)	—	—	—	—	(49,258)	(49,258)
Stock-based compensation activity	—	—	605,724	(119,477)	486,247	6	26,094	—	—	(6,144)	19,956
Balance as of June 30, 2023	—	$—	69,465,446	(10,522,411)	58,943,035	$695	$479,878	$(6,610)	$1,735,609	$(292,413)	$1,917,159

See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended June 30,
(Dollars in thousands)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$307,165	$240,716	$215,707
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	23,387	24,596	24,124
Other accretion and amortization	(1,616)	3,933	4,752
Stock-based compensation expense	26,100	21,242	20,685
Trading activity	1,000	225	(1,878)
Provision for credit losses	24,750	18,500	23,750
Deferred income taxes	(19,586)	(9,400)	(8,828)
Origination of loans held for sale	(160,607)	(656,487)	(1,608,700)
Unrealized and realized gains on loans held for sale	(7,999)	(16,237)	(41,172)
Proceeds from sale of loans held for sale	149,091	689,530	1,671,515
Amortization and change in fair value of mortgage servicing rights	634	(2,228)	6,319
Net change in assets and liabilities which provide (use) cash:
Securities borrowed	204,641	280,108	(396,720)
Customer, broker-dealer and clearing receivables	43,342	(43,925)	(149,549)
Other Assets	(13,724)	(107,314)	(7,460)
Securities loaned	(314,568)	(254,588)	473,043
Customer, broker-dealer and clearing payables	(66,177)	(23,771)	187,811
Accounts payable and other liabilities	(7,874)	45,382	(817)
Net cash provided by operating activities	187,959	210,282	412,582
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(32,669)	(143,733)	(122,338)
Proceeds from sale and repayment of available-for-sale investment securities	57,989	131,868	74,667
Purchase of stock of regulatory agencies	(108,724)	(54,350)	(305)
Proceeds from redemption of stock of regulatory agencies	108,724	54,350	920
Origination of loans held for investment	(8,346,443)	(10,325,104)	(5,761,303)
Proceeds from sale of loans originally classified as held for investment	14,185	106,324	80,049
Mortgage warehouse loan activity, net	30,773	333,562	(139,806)
Proceeds from sale of other real estate owned and repossessed assets	4,167	8,654	1,586
Proceeds from BOLI claim settlement	2,778	—	—
Acquisition of business activity, net of cash acquired	(5,531)	(54,597)	—
Purchase of loans and leases, net of discounts and premiums	(1,564)	(33,085)	(3,619)
Principal repayments on loans	5,916,179	7,220,931	5,013,817
Purchases of furniture, equipment, software and intangibles	(30,215)	(21,504)	(10,437)
Net cash used in investing activities	(2,390,351)	(2,776,684)	(866,769)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	3,176,686	3,130,625	(520,897)
Repayments of the Federal Home Loan Bank term advances	(27,500)	(50,000)	(70,000)
Net (repayment) proceeds of Federal Home Loan Bank other advances	—	(186,000)	181,000
Net (repayment) proceeds of other borrowings	(84,300)	75,300	14,700
Tax payments related to settlement of restricted stock units	(6,144)	(14,481)	(10,648)
Purchase of treasury stock	(48,963)	—	(16,757)
Proceeds from issuance of subordinated notes	—	150,000	175,000
Payment of debt issuance costs	—	(2,120)	(2,748)
Redemption of subordinated notes	—	—	(51,000)
Repayment of Paycheck Protection Program Liquidity Facility advances	—	—	(151,952)
Redemption of Preferred Stock, Series A	—	—	(5,150)
Cash dividends paid on preferred stock	—	—	(103)
Net cash provided by (used in) financing activities	3,009,779	3,103,324	(458,555)

AXOS FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended June 30,
(Dollars in thousands)	2023	2022	2021
NET CHANGE IN CASH AND CASH EQUIVALENTS	807,387	536,922	(912,742)
CASH AND CASH EQUIVALENTS—Beginning of year	$1,574,699	$1,037,777	$1,950,519
CASH AND CASH EQUIVALENTS—End of year	$2,382,086	$1,574,699	$1,037,777
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on interest-bearing liabilities	$368,311	$50,269	$77,995
Income taxes paid	131,365	99,701	92,506
Transfers to other real estate and repossessed vehicles from loans held for investment	12,664	2,134	1,903
Transfers from loans held for investment to loans held for sale	14,185	105,884	71,136
Transfers from loans held for sale to loans and leases held for investment	690	3,098	29,616
Operating lease liabilities from obtaining right of use assets	3,400	6,876	—
Impact of adoption of ASC 326 on retained earnings	—	—	37,088
Securities transferred from available-for-sale portfolio to other assets	—	—	70,751

See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2023, 2022 AND 2021
1. ORGANIZATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation. The Consolidated Financial Statements include the accounts of Axos Financial, Inc. (“Axos”) and its wholly owned subsidiaries, Axos Bank (the “Bank”) and Axos Nevada Holding, LLC (“Axos Nevada Holding,” collectively, the “Company”). Axos, the Bank and Axos Nevada Holding comprise substantially all of the Company’s assets and liabilities and revenue and expenses. Axos Bank and its wholly owned subsidiaries constitute the Banking Business segment and Axos Nevada Holding and its wholly owned subsidiaries constitute the Securities Business segment. All significant intercompany balances and transactions have been eliminated in consolidation. The Notes to the Consolidated Financial Statements are an integral part of the Company’s financial statements. Certain reclassifications have been made to the Consolidated Balance Sheets, Consolidated Statements of Income and Consolidated Statements of Cash Flows to conform to the current period presentation. These reclassifications had no effect on the Company’s results of operations, financial position or net cash flows from/used in operating activities, investing activities or financing activities.
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
Business. The Company provides banking and securities products and services to its customers through its online and low-cost distribution channels and affinity partners. The Bank’s deposit products are demand accounts, savings and money market accounts, and time deposits marketed to consumers and businesses located in all fifty states. The Bank’s lending products include residential single family mortgage, multifamily mortgage, commercial mortgage loans, loans secured by commercial real estate properties (“CRE”), loans secured by commercial assets and non-bank lenders (Commercial & Industrial - Non-Real Estate), auto and unsecured loans and other loans. The Bank’s lending business is primarily concentrated in California and New York and is subject to the general economic conditions of those states. Securities products and services generate interest and fee income by providing comprehensive securities clearing and custody services to introducing broker-dealers and registered investment advisor correspondents and digital investment advisory services to retail investors, respectively.
Use of Estimates. In preparing the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, fair value of trading and available-for-sale debt securities and the valuation of goodwill and intangibles.
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
Advisory Fee Income—Asset-Based Custody Fees and Asset-Based Fund Fees. Asset-based custody fees consist of custody fees, and other ancillary fees. Custody fees vary based on a percentage of average customer assets under custody. Other ancillary fees may be charged based on average customer assets or based on specific activity. Revenue is recognized over the period where assets are held as the customer simultaneously receives and consumes the benefits. Asset-based fund fees consist of 12b-1 and mutual fund stockholder services fees and are paid by mutual fund companies periodically based on the underlying agreements. Asset-based fund fees are charged based on a percentage of client assets invested in certain funds. Revenue is calculated each month based on the average daily assets invested in particular funds. Revenue is recognized over the period where assets are invested in certain funds. The performance obligations relate to providing recordkeeping, stockholder and administration services to mutual fund companies and revenue recognition is constrained until the amount of average assets invested in each fund is known.

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
Banking and Service Fees—Deposit Service Fees. Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), monthly service fees, check orders, and other deposit account related fees. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied and related revenue recognized, when incurred. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.
Banking and Service Fees—Card Fees. Fees, exchange, and other service charges are primarily comprised of debit card income, ATM fees, merchant services income, and other service charges. Debit card income is primarily comprised of interchange fees earned whenever the Company’s debit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.
Banking and Service Fees—Bankruptcy Trustee and Fiduciary Service Fees. Bankruptcy Trustee and Fiduciary Service income is primarily comprised of fees earned from the Monthly Basis Point Fee and Bank Account Service Charge. The products and services provided to the Trustee also indirectly provide additional deposits to the other banks. One of the uses of the increased deposits by the other banks is to fund the fees paid. The performance obligation is satisfied when the deposits are increased (or decreased) at the end of each month. The expected value method will be used to calculate and record the estimated revenue at the beginning of each month with a subsequent reconciliation to actual at the end of each month.
The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of ASC 606 for the periods indicated:

	Year Ended June 30,
(Dollars in thousands)	2023	2022	2021
Advisory fee income	$28,324	$28,309	$—
Broker-dealer clearing fees	21,903	19,754	22,156
Deposit service fees	4,517	4,508	4,173
Card fees	4,410	3,764	3,625
Bankruptcy trustee and fiduciary service fees	6,107	3,099	1,380
Non-interest income (in-scope ASC 606)	65,261	59,434	31,334
Non-interest income (out-of-scope ASC 606)	55,227	53,929	73,927
Total non-interest income	$120,488	$113,363	$105,261
Contract Balances. A contract asset or receivable is recognized if the Company performs a service or transfers a good in advance of receiving consideration. A contract liability is recognized if the Company receives consideration (or has the unconditional right to receive consideration) in advance of performance. As of June 30, 2023 and 2022, respectively, the Company’s contract assets and liabilities were not considered material.
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
Cash and Cash Equivalents. The Bank’s cash, due from banks, money market mutual funds and federal funds sold, all of which have original maturities within 90 days, consist of cash and cash equivalents. The table below presents Cash and Cash Equivalents based on non-interest-earning and interest-earning status.

	At June 30,
(Dollars in thousands)	2023	2022
Non-interest-earning cash and cash equivalents	$92,645	$35,467
Interest-earning cash and cash equivalents	2,289,441	1,539,232
Total cash and cash equivalents	$2,382,086	$1,574,699
Cash segregated for regulatory purposes. This line item includes qualified deposits in special reserve bank accounts for the exclusive benefit of Axos Clearing customers in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other regulations.
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
Loans (including Direct Financing & Sales Type Leases). Loans that are held for investment are loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at the principal balance outstanding, net of unearned interest, deferred purchase premiums and discounts, deferred loan origination fees and costs, and an allowance for credit loss - loans. Interest income is accrued on the unpaid principal balance. Premiums and discounts on loans purchased as well as loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method.

Single Family - Mortgage & Warehouse. The Single Family - Mortgage & Warehouse portfolio segment primarily consists of two loan types: single family mortgage loans and single family warehouse lines of credit. The single family mortgage loans consist of fixed-rate and adjustable-rate loans secured by one-to-four family residences located in the U.S. Terms typically range from 15 to 30 years. The single family warehouse lines of credit enable the mortgage originators to close loans in their own names and temporarily finance inventories of closed mortgage loans until they can be sold to an approved investor. The Company also originates home equity lines of credit and second mortgage loans.
Multifamily and Commercial Mortgage. The Multifamily and Commercial Mortgage portfolio segment consists of loans secured by multifamily real estate (more than four units) and commercial real estate (typically from $0.5 million to $50 million). These loans are dependent on the cash flow capacity of the project and repayment of loans secured by properties frequently depends on their successful operation and management.
Commercial Real Estate. The Commercial Real Estate portfolio segment consists of loans across the U.S. secured by commercial real estate properties (“CRE”) under a variety of structures that it classifies as commercial real estate. A few examples are as follows: Commercial Bridge to Sale, Commercial Bridge to Construction, Commercial Bridge to Refinance and Acquisition, Development, Construction and Lender Finance. CRE Loans are originated to businesses secured by first liens on single family, multifamily, condominium, office, retail, mixed-use, hospitality, undeveloped or to-be-redeveloped land. Repayment of CRE loans depends on the successful completion of the real estate transition project and permanent take-out.
Commercial & Industrial - Non-Real Estate (Non-RE). The Commercial & Industrial - Non-Real Estate portfolio segment consists of commercial and industrial non-real estate, asset-backed loans, lines of credit, term loans, leveraged cash flow loans and equipment financing leases. These receivables are generally secured by commercial assets, including, but not limited to, receivables, inventory and equipment.
For commercial and industrial non-real estate, asset backed loans and line of credit term loans, the Company typically enters into a structured facility, under which it takes a senior lien position collateralized by the underlying assets at advance rates well below the collateral value. Leveraged cash flow loans provide financial sponsors the ability to finance acquisitions, management buy-outs, recapitalizations, debt refinancing and dividends/distributions. Such lending relies on free cash flow as the primary repayment source, and enterprise value as the secondary repayment source.
The Company’s equipment financing lease arrangements do not qualify as a sale as the Company does not obtain control of the assets in the ongoing sale leaseback arrangements. Therefore, the leased equipment is not capitalized on the Consolidated Balance Sheets. Direct financing leases and sales-type leases are carried at the aggregate of lease payments receivable plus the estimated residual value of the leased property less unearned income, which is accreted to interest income over the lease terms using methods that approximate the interest method. Operating lease income is recognized on a straight-line basis and is included within the Loans, including fees, line item in the Consolidated Statements of Income. Leases generally do not contain non-lease components. Commercial and industrial leases are primarily made based on the operating cash flows of the borrower or conversion of working capital assets to cash and secondarily on the underlying collateral provided by the borrower.
Auto and Consumer. The Auto and Consumer portfolio segment consists of the following distinct classes:
Auto. The Auto class consists of prime loans to customers secured by new and used vehicles. The Company holds all of the auto loans originated and performs loan servicing functions for these loans. Auto loans carry a fixed interest rate and have terms that range from two to eight years. Certain auto loans are insured for credit losses through which the Company recognizes fee income in “Banking and service fees” in the Consolidated Statements of Income upon the receipt of insurance proceeds following the charge off of the loans. Any receivables related to these policies are included in “Other assets” on the Consolidated Balance Sheets.
Consumer Unsecured Lending. The Consumer Unsecured Lending class consists of fixed rate unsecured loans to well-qualified, individual borrowers in all fifty states. Loans are normally in the range between $7,000 and $50,000 with terms that range between 36 months and 72 months.
Other. Other loans include structured settlements, SBA loans issued pursuant to the Federal Paycheck Protection Program (“PPP”) under the Federal Coronavirus Aid, Relief and Economic Security Act (“CARES”) Act and account overdraft loans.
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
Loans that were originated with the intent and ability to hold for the foreseeable future (loans held for investment), but which have been subsequently designated as being held for sale for risk management or liquidity needs are carried at the lower of cost or fair value calculated using pools of loans with similar characteristics. Upon transfer, the Company assesses the collectability of the outstanding principal balance and may charge-off a portion of the loan as discussed further below in “Allowance for Credit Losses.” Following this assessment, any previously established ACL on the held for investment loan is reversed and the loan is transferred at amortized cost. If, following transfer to held for sale, the fair value of the loan is below its amortized cost a valuation allowance is established for the difference.
There may be times when loans have been classified as held for sale and cannot be sold or the Company has the intent and ability to hold the loan for the foreseeable future or to maturity and the loans are transferred to held for investment. For loans transferred from the lower of cost or fair value held for sale classification, any valuation allowance is reversed upon transfer and the loan is transferred at amortized cost and is then assessed for any potential allowance for credit losses (“ACL”).
Allowance for Credit Losses. The ACL is a valuation account that offsets the amortized cost basis of loans and net investment in leases. Under ASC 326, amortized cost is the basis on which the ACL is determined. Amortized cost is principal outstanding, net of any purchase premiums and discounts and net of any deferred loan fees and costs.
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
The Company defines a loan portfolio segment as the level at which the Company develops a systematic methodology to determine the allowance, which is generally based on similar risk attributes, including underlying collateral, as well as the Company’s methods for monitoring credit risk and other factors. The Company categorizes the loan portfolio into six segments: Single Family - Mortgage & Warehouse, Multifamily and Commercial Mortgage, Commercial Real Estate, including construction lending, Commercial & Industrial - Non Real Estate, Auto & Consumer and Other. For further information on these loan portfolio segments, see “Loans” herein.
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
Specifically, Management reviews whether the model reflects the appropriate level of PD and LGD, given the macroeconomic forecasts used as compared to the Company’s loan portfolio. Management determines the adequacy of the allowance for credit losses based on reviews of individual loans, recent loss experience, current economic conditions, expectations about future economic conditions, the risk characteristics of the various categories of loans, including loan-to-value ratios, and other pertinent factors. If, based on Management’s evaluation, macroeconomic factors do not capture Management’s assumption regarding collateral values (LGD) and defaults (PD), Management will apply additional qualitative overlays to the loan portfolio. This evaluation is inherently subjective and requires estimates that are susceptible to significant revision as more information becomes available.
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
Loan Commitments. Loans commitments not unconditionally cancellable are subject to an estimate of credit loss under a current expected credit loss model. The Company’s process for determining the estimate of credit loss on loan commitments is the same as it is on loans. Refer to detail of Allowance on Credit Losses above. Allowance on Credit Losses of off-balance sheet commitments is presented separately in “Accounts payable and other liabilities” on the Consolidated Balance Sheets.
Leases - Lessee Arrangements. The Company leases office space under operating lease agreements scheduled to expire at various dates. The Company accounts for leases under ASC 842, Leases. At lease commencement, lease liabilities are recognized based on the present value of the remaining lease payments and discounted using the Company’s incremental borrowing rate, which is a blended rate comprised of the FHLB term rate and the Company’s subordinated debt rate. Right-of-use assets initially equal the lease liability, adjusted for any lease payments made prior to lease commencement and for any lease incentives. Right-of-use assets are reported in “Other assets” on the Consolidated Balance Sheets, and the related lease liabilities are reported in “Accounts payable, accrued liabilities and other liabilities.” All leases are recorded on the Consolidated Balance Sheets. Lease expense is recognized on a straight-line basis over the lease term and is recorded in “Occupancy and equipment” expense in the Consolidated Statements of Income.
Mortgage Servicing Rights. Mortgage servicing assets are recognized when rights are retained upon sale of loans. The Company measures its servicing asset using the fair value method. Under the fair value method, the servicing rights are included on the Consolidated Balance Sheets at fair value. The changes in fair value are reported in earnings in the period in which the changes occur and the adjustments are included in “Mortgage banking income,” a component of non-interest income in the Consolidated Statements of Income.
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
The Company also makes markets in interest rate swap and cap derivatives to facilitate customer demand. The Company enters into offsetting derivative transactions to offset its interest rate risk associated with this customer transaction activity. Changes in the fair values of these derivatives, and related fees, are included in “Banking and service fees” on the Consolidated Statements of Income.
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
Income Taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred income tax assets and liabilities are determined using the asset and liability method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities on the Consolidated Balance Sheets and gives current recognition to changes in tax rates and laws. The Company records a valuation allowance when management believes it is more likely than not that deferred tax assets will not be realized. An income tax position will be recognized as a benefit only if it is more likely than not that it will be sustained upon examination by the Internal Revenue Service, based upon its technical merits. Once that status is met, the amount recorded will be the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.
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
Goodwill and Other Intangible Assets. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives and subject to periodic impairment testing. Intangible assets (other than goodwill) are amortized to “Depreciation and amortization,” a component of non-interest expense on the Consolidated Statements of Income, using accelerated or straight-line methods over their respective estimated useful lives.
Goodwill is subject to impairment testing at the reporting unit level, which is conducted at least annually. The Company performs impairment testing during the third quarter of each year or when events or changes in circumstances indicate the assets might be impaired.
The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing updated qualitative factors, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it performs a quantitative goodwill impairment test. Determining the fair value of a reporting unit is judgmental and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparable.
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
The Company accounts for unvested stock-based compensation awards containing non-forfeitable rights to dividends or dividend equivalents (collectively, “dividends”) as participating securities and includes the awards in the EPS calculation using the two-class method. Under the two class method, all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities, based on their respective rights to receive dividends. Under the Amended and Restated 2014 Stock Incentive Plan (the “2014 Plan”), RSUs have no stockholder rights, meaning they are not entitled to dividends and are considered nonparticipating. These nonparticipating RSUs are not included in the basic earnings per common share calculation and are included in the diluted earnings per common share calculation using the treasury stock method.
Stock-Based Compensation. Compensation cost is recognized for RSU awards issued to employees, based on the fair value of these awards at the date of grant. Market price of the Company’s common stock at the date of grant is used for RSU awards. The Company has certain share awards that include market conditions that affect vesting. The fair value of these awards is estimated using a Monte Carlo simulation. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with only a service condition that have a graded vesting schedule, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. For awards that contain a market condition and have a graded vesting schedule compensation cost is recognized using an accelerated attribution method over the requisite service period for the awards. The Company accounts for forfeitures by recognizing forfeitures when they occur.
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
Comprehensive Income. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale, which are also recognized as separate components of equity. The method for determining the cost basis of securities sold or reclassified out of other comprehensive income into earnings is based on the value of the specific security and any previously recognized gain or loss associated with that specific security.
Loss Contingencies. The Company records an accrual for a loss contingency when the estimated loss is both probable and reasonably estimated.

New Accounting Standards
Accounting Standards Issued But Not Yet Adopted as of June 30, 2023
The Financial Accounting Standards Board has issued three Accounting Standards Updates (“ASUs”) (2020-04, 2021-04 and 2022-06) all of which provide guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying generally accepted accounting principles to contracts, hedging relationships, and other transactions impacted by reference rate reform. The provisions apply only to those transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions are optional and are effective from March 12, 2020 through December 31, 2024. The Company adopted these ASUs on July 1, 2023 and there was no impact on its financial condition or results of operations upon adoption.
In March 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-02 which eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted the current expected credit losses (“CECL”) model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The Company adopted this ASU on July 1, 2023 and there was no impact on its financial condition or results of operations upon adoption. The Company will be required to update certain disclosures around financing receivables and net investment in leases beginning in the first quarter of fiscal year 2024.

2. ACQUISITIONS
E*TRADE Advisor Services Acquisition. On August 2, 2021, the Company’s subsidiary, Axos Clearing, LLC, acquired certain assets and liabilities of E*TRADE Advisor Services (“EAS”), the registered investment advisor custody business of Morgan Stanley. This business was rebranded as Axos Advisor Services (“AAS”). AAS adds incremental fee income, a turnkey technology platform used by independent registered investment advisors for trading and custody services, and low cost deposits that can be used to generate fee income from other bank partners or to fund loan growth at Axos Bank. The purchase price of $54.8 million consisted entirely of cash consideration paid upon acquisition and working capital adjustments. Non-interest income of $30.2 million was recognized in the year ended June 30, 2022 in the Consolidated Statements of Income for operating results from the date of acquisition.
The Company incurred acquisition-related costs totaling $0.04 million for the year ended June 30, 2022. These costs are recognized in general and administrative expenses in the Consolidated Statements of Income.
The acquisition is accounted for as a business combination under the acquisition method of accounting. Accordingly, tangible and intangible assets acquired (and liabilities assumed) are recorded at their estimated fair values as of the date of acquisition. The final allocation of the $54.8 million purchase price consisted of $14.2 million of fair value of tangible assets acquired, which included $7.8 million of a right-of-use lease asset, $10.9 million of liabilities assumed, which included $7.8 million of a lease liability, $27.1 million of identifiable intangible assets and $24.4 million of goodwill, all of which is expected to be deductible for tax purposes. Identifiable intangible assets with a finite useful are amortized on a straight-line basis. Goodwill was calculated as the excess of consideration exchanged over the fair value of identifiable net assets acquired. The goodwill includes synergies expected to result from combining the acquired assets and liabilities with existing operations, coupling its custody platform with the Company existing product offerings and leveraging customer relationships through RIAs. The following table summarizes the fair value and useful life of each intangible asset acquired as of the acquisition date:

(Dollars in thousands)	Fair Value	Useful Lives (Years)
Trade Name	$290	0.16
Proprietary Technology	10,990	7
Customer Relationships	15,650	14
Non-Compete Agreements	130	1
Total	$27,060
The following table presents the results of operations of AAS for the years ended June 30, 2022 and 2021 on an unaudited pro forma basis, as if the acquisition of the entity that was rebranded to AAS had been consummated on July 1, 2020 through the periods shown below. The unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of what the Company’s results of operations would have been if the acquisition of AAS had occurred as of July 1, 2020, or the results of operations for any future periods. Additionally, the information presented as follows does not reflect any synergies or other strategic benefits as a result of acquisition.

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
The Company considers relevant and observable market prices in its valuations where possible. The frequency of transactions, the size of the bid-ask spread and the nature of the participants are some of the factors the Company uses to help determine whether a market is active and orderly or inactive and not orderly. Price quotes based upon transactions that are not orderly are not considered to be indicative of fair value and are given little, if any, weight in measuring fair value.
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
Securities—trading and available-for-sale. Trading and Available-for-sale securities are recorded at fair value. Available-for-sale securities consist of mortgage-backed securities (“MBS”) issued by U.S. government-backed, including Ginnie Mae, or government-sponsored enterprises including Fannie Mae and Freddie Mac (“agency”), MBS issued by non-agencies and municipal securities. Fair value for agency securities and municipal securities are generally based on quoted market prices of similar securities used to form a dealer quote or a pricing matrix. These securities are classified in Level 2. There continues to be significant illiquidity in the market for MBS issued by non-agencies, impacting the availability and reliability of transparent pricing. As orderly quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying mortgage assets. The Company computes Level 3 fair values for each non-agency MBS in the same manner (as described below) whether available-for-sale or held-to-maturity.
To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by or decreased by the forecasted increase or decrease in the national home price index (“HPI”). The largest factors influencing the Company’s modeling of the monthly default rate are unemployment and the HPI, as a strong correlation exists. The most updated unemployment rate reported in June 2023 was 3.6%. Consensus estimates for unemployment are that the rate will increase. The Company agrees with consensus estimates and thus is projecting higher monthly default rates. The Company projects that severities will continue to improve as HPI improves.
To determine the discount rates used to compute the present value of the expected cash flows for these non-agency MBS securities, the Company separates the securities by the borrower characteristics in the underlying pool. Specifically, “prime” securities generally have borrowers with higher FICO scores and better documentation of income. “Alt-A” securities generally have borrowers with a lower FICO and less documentation of income. “Pay-option ARMs” are Alt-A securities with borrowers that tend to pay the least amount of principal (or increase their loan balance through negative amortization). The Company calculates separate discount rates for prime, Alt-A and Pay-option ARM non-agency MBS securities using market-participant assumptions for risk, capital and return on equity. The default rates and the severities are projected for every non-agency MBS security held by the Company and will vary monthly based upon the actual performance of the security and the macroeconomic factors discussed above. Based upon the actual performance of the underlying collateral, the securities’ credit enhancement will be impacted. The range of existing credit enhancement is from 0.0% to 93.9%, with a weighted-average credit enhancement 20.9%. The Company applies its discount rates to the projected monthly cash flows, which already reflect the full impact of all forecasted losses using the assumptions described above. When calculating present value of the expected cash flows at June 30, 2023, the Company computed its discount rates as a spread between 261 and 750 basis points over the LIBOR Index using the LIBOR forward curve.
The Company’s estimate of fair value for non-agency securities using Level 3 pricing is highly subjective and is based on the Company’s estimate of voluntary prepayments, default rates, severities and discount margins, which are forecasted monthly over the remaining life of each security. Changes in one or more of these assumptions can cause a significant change in the estimated fair value. For further details see the table later in this note that summarizes quantitative information about level 3 fair value measurements.
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
Mortgage Servicing Rights. Fair value is derived from market-driven valuation changes as well as modeled amortization involving the run-off of value that occurs due to the passage of time as individual loans are paid by borrowers. Market expectations about loan duration, and correspondingly the expected term of future servicing cash flows, may vary from time to time due to changes in expected prepayment activity, especially when interest rates rise or fall. Market expectations of increased loan prepayment speeds may negatively impact the fair value of the single family MSRs. Fair value is also dependent on the discount rate used in calculating present value, which is derived from observable market activity, market participants, and results in Level 3 classification. Management reviews and adjusts the discount rate on an ongoing basis. An increase in the discount rate would reduce the estimated fair value of the MSRs asset.
Derivatives. The fair value of interest rate locks is estimated based on changes in to be announced (“TBA”) values which are based upon mortgage interest rates from the date the interest on the loan is locked, adjusted for items such as estimated fallout and costs to originate the loan. These are classified under level 2.
The fair value of forward sale commitments is based upon prices in active secondary markets for identical securities or based on quoted market prices of similar assets used to form a dealer quote or a pricing matrix. If no such quoted price exists, the fair value of a commitment is determined by quoted prices for a similar commitment or commitments, adjusted for the specific attributes of each commitment. These are classified under level 2.
The fair value of interest rate swaps and caps entered into to facilitate customer transaction activity is based upon observable market forward rate curves. These are classified under Level 2.

FAIR VALUE - RECURRING BASIS
The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	June 30, 2023
(Dollars in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Municipal	$758	$—	$758
Securities—Available-for-Sale:
Agency MBS[1]	$23,947	$—	$23,947
Non-Agency MBS[2]	—	205,005	205,005
Municipal	3,398	—	3,398
Asset-backed securities and structured notes	—	—	—
Total—Securities—Available-for-Sale	$27,345	$205,005	$232,350
Loans held for sale	$23,203	$—	$23,203
Mortgage servicing rights	$—	$25,443	$25,443
Other assets—Derivative instruments	$919	$—	$919
LIABILITIES:
Accrued expense and other liabilities—Derivative instruments	$691	$—	$691

	June 30, 2022
(Dollars in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading: Municipal	$1,758	$—	$1,758
Securities—Available-for-Sale:
Agency MBS[1]	$25,325	$—	$25,325
Non-Agency MBS[2]	—	186,814	186,814
Municipal	3,248	—	3,248
Asset-backed securities and structured notes	47,131	—	47,131
Total—Securities—Available-for-Sale	$75,704	$186,814	$262,518
Loans held for sale	$4,973	$—	$4,973
Mortgage servicing rights	$—	$25,213	$25,213
Other assets—Derivative Instruments	$—	$464	$464
LIABILITIES:
Accrued expense and other liabilities—Derivative instruments	$—	$—	$—
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

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Year Ended June 30, 2023
(Dollars in thousands)	Securities- Available-for- Sale: Non- Agency MBS	Mortgage Servicing Rights[1]	Derivative Instruments, net	Total
Assets:
Opening Balance	$186,814	$25,213	$464	$212,491
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	(464)	(464)
Total gains or losses for the period:
Included in earnings—Mortgage banking income	—	(634)	—	(634)
Included in other comprehensive income	(4,464)	—	—	(4,464)
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	30,000	864	—	30,864
Settlements	(7,345)	—	—	(7,345)
Closing balance	$205,005	$25,443	$—	$230,448
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(634)	$—	$(634)
1 Earnings from mortgage servicing rights were attributable to: Time and payoffs, representing a decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period of $0.9 million, and an increase in MSR value resulting from market-driven changes in interest rates of $0.3 million. Additions to mortgage servicing rights were retained upon sale of loans held for sale.

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

The table below summarizes the quantitative information about Level 3 fair value measurements as of the dates indicated:

	June 30, 2023
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range and Weighted Average
Securities – Non-agency MBS	$205,005	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	0.0 to 59.7% (32.0%) 0.0 to 7.5% (2.4%) 0.0 to 68.7% (28.5%) 2.6 to 7.5% (2.7%)
Mortgage Servicing Rights	$25,443	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	6.1 to 40.1% (12.6%) 1.8 to 10.9 (7.7) 9.5 to 11.5% (9.6%)

	June 30, 2022
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range and Weighted Average
Securities – Non-agency MBS	$186,814	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	0.0 to 30.0% (21.4%) 0.0 to 7.9% (2.2%) 0.0 to 68.4% (26.7%) 2.7 to 9.3% (2.8%)
Mortgage Servicing Rights	$25,213	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	7.9 to 56.3% (11.0%) 1.2 to 9.9 (8.4) 9.5 to 11.5% (9.5%)
Derivative Instruments	$464	Sales Comparison Approach	Projected Sales Profit of Underlying Loans	(3.1) to 0.8% (-1.2%)
For mortgage-backed securities, significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the projected loss severity and a directionally opposite change in the assumption used for projected prepayment rates. For mortgage servicing rights, significant increases in projected prepayment rates or discount rates in isolation would result in a significantly lower fair value measurement, while a significant increase in expected life in isolation would result in a significantly higher fair value measurement. Generally, a change in the projected prepayment rates is accompanied by a directionally opposite change in expected life.

The table below summarizes the fair value of assets measured for impairment on a non-recurring basis:

	June 30, 2023
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Other real estate owned and foreclosed assets:
Single family real estate	$—	$—	$5,574	$5,574
Multifamily real estate	—	—	1,392	1,392
Autos	—	—	1,133	1,133
Total	$—	$—	$8,099	$8,099

	June 30, 2022
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Other real estate owned and foreclosed assets:
Autos	$—	$—	$798	$798
Total	$—	$—	$798	$798
Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $8.1 million after write-downs of $1.7 million at June 30, 2023. Our other real estate owned and foreclosed assets had a net carrying amount was $0.8 million after write-downs of $0.1 million during the year ended June 30, 2022.The aggregate fair value, contractual balance (including accrued interest), and unrealized gain for loans held for sale was as follows:

	At June 30,
(Dollars in thousands)	2023	2022	2021
Aggregate fair value	$23,203	$4,973	$29,768
Contractual balance	22,844	4,881	28,940
Unrealized gain	$359	$92	$828
The total interest income and amount of gains and losses from changes in fair value included in earnings for the period indicated below for loans held for sale were:

	At June 30,
(Dollars in thousands)	2023	2022	2021
Interest income	$415	$739	$1,411
Change in fair value	57	(2,474)	(6,680)
Total	$472	$(1,735)	$(5,269)
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	June 30, 2023
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Other real estate owned and foreclosed assets:
Single family real estate	$5,574	Sales comparison approach	Adjustment for differences between the comparable sales	62.1 to 93.6% (62.1%)
Multifamily real estate	$1,392	Sales comparison approach and income approach	Adjustment for differences between the comparable sales and adjustments for differences in net operating income expectations, capitalization rate	49.8 to 54.5% (49.8%)
Autos	$1,133	Sales comparison approach	Adjustment for differences between the comparable sales	-5.5 to 9.8% (0.5%)

	June 30, 2022
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Other real estate owned and foreclosed assets:
Autos	$798	Sales comparison approach	Adjustment for differences between the comparable sales	-17.2 to 4.6% (-7.5%)
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

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount and estimated fair values of financial instruments at year-end were as follows:

	June 30, 2023
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$2,382,086	$2,382,086	$—	$—	$2,382,086
Securities— trading	758	—	758	—	758
Securities—available-for-sale	232,350	—	27,345	205,005	232,350
Stock of regulatory agencies	21,510	—	21,510	—	21,510
Loans held for sale, at fair value	23,203	—	23,203	—	23,203
Loans held for sale, at lower of cost or fair value	776	—	—	780	780
Loans held for investment—net	16,456,728	—	—	16,417,183	16,417,183
Securities borrowed	134,339	—	—	143,461	143,461
Customer, broker-dealer and clearing receivables	374,074	—	—	386,082	386,082
Mortgage servicing rights	25,443	—	—	25,443	25,443
Other assets - derivative instruments	919	—	919	—	919
Financial liabilities:
Total deposits	17,123,108	—	17,064,084	—	17,064,084
Advances from the Federal Home Loan Bank	90,000	—	83,192	—	83,192
Borrowings, subordinated notes and debentures	361,779	—	327,564	—	327,564
Securities loaned	159,832	—	—	159,416	159,416
Customer, broker-dealer and clearing payables	445,477	—	—	445,447	445,447
Accrued expense and other liabilities - derivative instruments	691	—	691	—	691

	June 30, 2022
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$1,574,699	$1,574,699	$—	$—	$1,574,699
Securities—trading	1,758	—	1,758	—	1,758
Securities—available-for-sale	262,518	—	75,704	186,814	262,518
Stock of regulatory agencies[1]	20,368	—	20,368	—	20,368
Loans held for sale, at fair value	4,973	—	4,973	—	4,973
Loans held for sale, at lower of cost or fair value	10,938	—	—	10,985	10,985
Loans and leases held for investment—net	14,091,061	—	—	14,015,157	14,015,157
Securities borrowed	338,980	—	—	329,963	329,963
Customer, broker-dealer and clearing receivables	417,417	—	—	414,383	414,383
Mortgage servicing rights	25,213	—	—	25,213	25,213
Other assets - derivative instruments	464	—	—	464	464
Financial liabilities:
Total deposits	13,946,422	—	12,812,512	—	12,812,512
Advances from the Federal Home Loan Bank	117,500	—	117,500	—	117,500
Borrowings, subordinated notes and debentures	445,244	—	416,947	—	416,947
Securities loaned	474,400	—	—	473,831	473,831
Customer, broker-dealer and clearing payables	511,654	—	—	471,859	471,859
1The prior period has been revised to conform to the current period presentation.
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
4. SECURITIES
The amortized cost, carrying amount and fair value for the securities available-for-sale for the following periods were:

	June 30, 2023
	Trading	Available-for-sale
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
Agencies[1]	$—	$27,024	$—	$(3,077)	$23,947
Non-agency[2]	—	210,271	711	(5,977)	205,005
Total mortgage-backed securities	—	237,295	711	(9,054)	228,952
Non-MBS:
Municipal	758	3,656	—	(258)	3,398
Asset-backed securities and structured notes	—	—	—	—	—
Total Non-MBS	758	3,656	—	(258)	3,398
Total debt securities	$758	$240,951	$711	$(9,312)	$232,350

	June 30, 2022
	Trading	Available-for-sale
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
Agencies[1]	$—	$27,722	$9	$(2,406)	$25,325
Non-agency[2]	—	187,616	1,832	(2,634)	186,814
Total mortgage-backed securities	—	215,338	1,841	(5,040)	212,139
Non-MBS:
Municipal	1,758	3,529	—	(281)	3,248
Asset-backed securities and structured notes	—	47,000	131	—	47,131
Total Non-MBS	1,758	50,529	131	(281)	50,379
Total debt securities	$1,758	$265,867	$1,972	$(5,321)	$262,518
1 Includes securities guaranteed by Ginnie Mae, a U.S. government agency, and the government sponsored enterprises Fannie Mae and Freddie Mac.
2 Private sponsors of securities collateralized primarily by first-lien mortgage loans on commercial properties or by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by prime, Alt-A or pay-option ARM mortgages.
No credit losses were recognized on available-for-sale securities in the years ended June 30, 2023, 2022 and 2021. Based on the underlying government guarantees and other credit protection supporting our securities, there was no amount in the allowance for credit losses for available-for-sale debt securities at June 30, 2023 and June 30, 2022. The Company has no allowance for the available-for-sale debt securities in an unrealized loss position based on an analysis of: (1) the credit characteristics of the securities, such as the forecasted cash flows, credit ratings, credit enhancement, and external government backing as applicable, and (2) whether the Company is intending to sell or is required to sell any securities before recovering the amortized cost basis of the securities. The unrealized losses on available-for-sale securities are primarily driven by the increase in interest rates since the securities were purchased.
The Company’s non-agency MBS available-for-sale portfolio with a total fair value of $205.0 million at June 30, 2023 consists of 17 different issues of senior and super senior securities.

The face amounts of debt securities available-for-sale that were pledged to secure borrowings at June 30, 2023 and 2022 were $0.9 million and $1.2 million, respectively.
The securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2023
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
Agencies	$3,182	$(16)	$20,642	$(3,061)	$23,824	$(3,077)
Non-agency	107,982	(1,808)	95,385	(4,169)	203,367	(5,977)
Total MBS securities	111,164	(1,824)	116,027	(7,230)	227,191	(9,054)
Non-MBS:
Municipal	—	—	3,398	(258)	3,398	(258)
Total Non-MBS	—	—	3,398	(258)	3,398	(258)
Total debt securities	$111,164	$(1,824)	$119,425	$(7,488)	$230,589	$(9,312)

	June 30, 2022
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
Agencies	$16,446	$(1,338)	$8,097	$(1,068)	$24,543	$(2,406)
Non-agency	92,796	(2,204)	4,751	(430)	97,547	(2,634)
Total MBS securities	109,242	(3,542)	12,848	(1,498)	122,090	(5,040)
Non-MBS:
Municipal	3,248	(281)	—	—	3,248	(281)
Total Non-MBS	3,248	(281)	—	—	3,248	(281)
Total debt securities	$112,490	$(3,823)	$12,848	$(1,498)	$125,338	$(5,321)
There were 37 and 14 securities that were in a continuous loss position as of June 30, 2023 and June 30, 2022 for a period of more than 12 months. There were 17 and 25, respectively, securities that were in a continuous loss position as of June 30, 2023 and June 30, 2022 for a period of less than 12 months.
During the fiscal years ended June 30, 2023 and 2022, there were no sales of securities that realized any gain or loss. Sales of securities occurred in the year ended June 30, 2021 in the amount of $70.8 million with no realized gain or loss, for which cash was collected in the year ended June 30, 2022.

The following table sets forth the expected maturity distribution of our mortgage-backed securities (“MBS”), which is based on assumed prepayment rates, and the contractual maturity distribution of our Non-MBS securities:

	At June 30, 2023
(Dollars in thousands)	Total Amount	Due Within One Year	Due after One but within Five Years	Due after Five but within Ten Years	Due After Ten Years
MBS:
Agency[1]	$27,024	$6,276	$13,110	$5,522	$2,116
Non-Agency[2]	$210,271	$92,361	$115,533	$1,729	$648
Total MBS	$237,295	$98,637	$128,643	$7,251	$2,764
Non-MBS
Municipal	$3,656	$—	$—	$—	$3,656
Total Non-MBS	$3,656	$—	$—	$—	$3,656
Available-for-sale—Amortized Cost	$240,951	$98,637	$128,643	$7,251	$6,420
Available-for-sale—Fair value	$232,350	$95,913	$123,730	$6,576	$6,131
1 Includes securities guaranteed by Ginnie Mae, a U.S. government agency, and the government sponsored enterprises Fannie Mae and Freddie Mac.
2 Private sponsors of securities collateralized primarily by pools of 1-4 family residential, Alt-A or pay-option ARM mortgages and commercial mortgages.

The components of the Company’s accumulated other comprehensive income (loss) are as follows:

	At June 30,
(Dollars in thousands)	2023	2022
Available-for-sale debt securities—net unrealized gains (losses)	$(8,601)	$(3,349)
Available-for-sale debt securities—non-credit related	(845)	(845)
Subtotal	(9,446)	(4,194)
Tax benefit (expense)	2,836	1,261
Net unrealized gain (loss) on investment securities in accumulated other comprehensive income (loss)	$(6,610)	$(2,933)
5. LOANS & ALLOWANCE FOR CREDIT LOSSES
The Company categorizes the loan portfolio into six segments: Single Family - Mortgage & Warehouse, Multifamily and Commercial Mortgage, Commercial Real Estate, Commercial & Industrial - Non Real Estate, Auto & Consumer and Other. For further detail of the segments of the Company’s loan portfolio, refer to Note 1 - “Organizations and Summary of Significant Accounting Policies.”
The following table sets forth the composition of the loan portfolio as of the dates indicated:

	At June 30,
(Dollars in thousands)	2023	2022
Single Family - Mortgage & Warehouse	$4,173,833	$3,988,462
Multifamily and Commercial Mortgage	3,082,225	2,877,680
Commercial Real Estate	6,199,818	4,781,044
Commercial & Industrial - Non-RE	2,639,650	2,028,128
Auto & Consumer	546,264	567,228
Other	10,236	11,134
Total gross loans	16,652,026	14,253,676
Allowance for credit losses - loans	(166,680)	(148,617)
Unaccreted premiums (discounts) and loan fees	(28,618)	(13,998)
Total net loans	$16,456,728	$14,091,061
Accrued interest receivable on loans held for investment totaled $77.9 million and $50.1 million as of June 30, 2023 and 2022, respectively.

At June 30, 2023 and 2022, the Company pledged certain loans totaling $5,128.4 million and $3,823.1 million, respectively, to the FHLB and $3,689.5 million and $3,861.6 million, respectively, to the Federal Reserve Bank of San Francisco (“FRBSF”).
In the ordinary course of business, the Company has granted related party loans collateralized by real property to certain executive officers, directors and their affiliates, which is summarized in the following table:

	At or for the Year Ended June 30,
(Dollars in thousands)	2023	2022
Outstanding loan balance	$29,181	$25,573
Loans originated and funded	$5,052	$—
Principal repayments	$1,444	$2,980
The Company’s loan portfolio consisted of approximately 7% fixed interest rate loans and 93% adjustable interest rate loans as of June 30, 2023. Until June 30, 2023, the Company’s adjustable rate loans were primarily based upon indices using LIBOR, SOFR and Ameribor, and following June 30, 2023, such loans are based on SOFR, Ameribor or other interest rate indices. The Company’s loan portfolio consisted of approximately 9% fixed interest rate loans and 91% adjustable interest rate loans as of June 30, 2022.
At June 30, 2023 and 2022, portfolio loans serviced by others were $32.5 million, or 0.20%, and $37.3 million, or 0.26%, respectively, of the loan portfolio.
As of June 30, 2023, the Company had $1,331.2 million of interest-only loans and $8.9 million of option adjustable-rate mortgage loans and as of June 30, 2022, the Company had $1,197.4 million of interest-only loans and $7.0 million of option adjustable-rate mortgage loans. Through June 30, 2023 and June 30, 2022, the net amount of deferred interest on these loan types was not material to the financial position or operating results of the Company.
The following tables summarize activity in the allowance for credit losses - loans by portfolio classes for the periods indicated:

	June 30, 2023
(Dollars in thousands)	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at July 1, 2022	$19,670	$14,655	$69,339	$30,808	$14,114	$31	$148,617
Provision expense (benefit) for credit losses - loans	(2,302)	2,193	3,416	15,521	5,938	(16)	24,750
Charge-offs	(314)	—	—	—	(9,142)	—	(9,456)
Recoveries	449	—	—	18	2,302	—	2,769
Balance at June 30, 2023	$17,503	$16,848	$72,755	$46,347	$13,212	$15	$166,680

	June 30, 2022
(Dollars in thousands)	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at July 1, 2021	$26,604	$13,146	$57,928	$28,460	$6,519	$301	$132,958
Provision expense (benefit) for credit losses - loans	(7,009)	1,332	11,411	2,544	10,492	(270)	18,500
Charge-offs	(82)	—	—	(322)	(4,024)	—	(4,428)
Recoveries	157	177	—	126	1,127	—	1,587
Balance at June 30, 2022	$19,670	$14,655	$69,339	$30,808	$14,114	$31	$148,617

	June 30, 2021
(Dollars in thousands)	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at July 1, 2020	$25,899	$4,719	$21,052	$9,954	$9,462	$4,721	$75,807
Effect of adoption of ASC 326	6,318	7,408	25,893	7,042	610	29	47,300
Provision expense (benefit) for credit losses - loans	(3,242)	1,196	11,238	14,251	(1,354)	1,661	23,750
Charge-offs	(2,502)	(177)	(255)	(2,833)	(3,517)	(7,274)	(16,558)
Recoveries	131	—	—	46	1,318	1,164	2,659
Balance at June 30, 2021	$26,604	$13,146	$57,928	$28,460	$6,519	$301	$132,958
The allowance for credit losses increased primarily due to loan growth across the commercial real estate, commercial and industrial, multifamily residential and commercial mortgage and single family residential portfolios, partially offset by changes in the macroeconomic environment reflecting a shift in the weighting towards the more benign forecast scenarios. Additionally:
•For the commercial and industrial portfolio, changes in the loan product mix further increased the provision for credit losses;
•For the commercial real estate portfolio, the increase in provision from loan growth was partially offset by a decrease in uncertainty in the forward outlook for interest rates;
•For the multifamily and commercial mortgage portfolios, the increase in provision from loan growth was further increased by declines in the related prices within the third-party macroeconomic forecasts in the related price index.
Loan products within each portfolio contain varying collateral types which impact the estimate of the loss given default utilized in the calculation of the allowance. For further discussion of the model method of estimating expected lifetime credit losses see Note 1—“Organizations and Summary of Significant Accounting Policies.”
The following table presents LTVs for the Company’s real estate loans outstanding as of June 30, 2023:

	Total Real Estate Loans	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate
Weighted-Average LTV	48.9%	57.4%	53.8%	40.8%
Median LTV	53.0%	55.0%	50.0%	38.0%
The Company’s effective weighted-average LTV was 47.0% for real estate loans originated during the fiscal year ended June 30, 2023.

Credit Quality Disclosure. The following tables provide the outstanding unpaid balance of loans that are performing and nonaccrual by portfolio class as of the dates indicated:

	June 30, 2023
(Dollars in thousands)	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Performing	$4,143,119	$3,047,122	$6,184,966	$2,636,661	$544,807	$8,191	$16,564,866
Nonaccrual	30,714	35,103	14,852	2,989	1,457	2,045	87,160
Total	$4,173,833	$3,082,225	$6,199,818	$2,639,650	$546,264	$10,236	$16,652,026
Nonaccrual loans to total loans							0.52%

	June 30, 2022
(Dollars in thousands)	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Performing	$3,922,038	$2,844,270	$4,766,192	$2,025,139	$566,789	$11,054	$14,135,482
Nonaccrual	66,424	33,410	14,852	2,989	439	80	118,194
Total	$3,988,462	$2,877,680	$4,781,044	$2,028,128	$567,228	$11,134	$14,253,676
Nonaccrual loans to total loans							0.83%

There were no nonaccrual loans without an allowance for credit losses as of June 30, 2023 and June 30, 2022. There was no interest income recognized on non-accrual loans for the years ended June 30, 2023, 2022 and 2021.
From time to time, the Company modifies loan terms temporarily for borrowers who are experiencing financial stress. These loans are performing and accruing and generally return to the original loan terms after the modification term expires. Approximately 1.77% of our nonaccrual loans at June 30, 2023 were considered troubled debt restructurings (“TDRs”), compared to 1.18% at June 30, 2022. Borrowers who make timely payments after TDRs are considered non-performing for at least six months. Generally, after six months of timely payments, those TDRs are reclassified from the nonaccrual loan category to performing and return to accrual status.
There was no amount in performing TDRs for each of the years ended June 30, 2023, 2022 and 2021. There was no interest recognized on loans that were TDRs for the years ended June 30, 2023, 2022 and 2021, respectively.
Credit Quality Indicators. The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends. The Company analyzes loans individually by classifying the loans based on credit risk. The Company uses the following definitions for risk ratings.
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

The amortized cost basis by fiscal year of origination and credit quality indicator of the Company’s loan as of June 30, 2023 was as follows:

	Loans Held for Investment Origination Year						Revolving Loans	Total
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior
Single Family-Mortgage & Warehouse
Pass	$730,498	$1,346,804	$522,873	$324,458	$255,547	$639,401	$243,175	$4,062,756
Special Mention	—	7,280	7,026	8,303	12,942	18,244	6,614	60,409
Substandard	—	5,188	4,686	14,384	2,024	24,386	—	50,668
Doubtful	—	—	—	—	—	—	—	—
Total	730,498	1,359,272	534,585	347,145	270,513	682,031	249,789	4,173,833
Multifamily and Commercial Mortgage
Pass	558,787	975,186	498,744	314,383	224,592	404,222	—	2,975,914
Special Mention	—	9,691	4,636	1,360	7,705	—	—	23,392
Substandard	—	3,145	5,686	38,857	6,181	29,050	—	82,919
Doubtful	—	—	—	—	—	—	—	—
Total	558,787	988,022	509,066	354,600	238,478	433,272	—	3,082,225
Commercial Real Estate
Pass	1,867,476	2,323,095	631,500	87,059	117,928	—	960,024	5,987,082
Special Mention	29,000	43,427	—	8,457	800	15,062	—	96,746
Substandard	—	29,200	37,951	18,500	15,487	14,852	—	115,990
Doubtful	—	—	—	—	—	—	—	—
Total	1,896,476	2,395,722	669,451	114,016	134,215	29,914	960,024	6,199,818
Commercial & Industrial - Non-RE
Pass	488,120	358,214	29,777	14,794	2,098	—	1,707,619	2,600,622
Special Mention	—	8,221	—	11,413	—	—	600	20,234
Substandard	—	17,762	1,032	—	—	—	—	18,794
Doubtful	—	—	—	—	—	—	—	—
Total	488,120	384,197	30,809	26,207	2,098	—	1,708,219	2,639,650
Auto & Consumer
Pass	161,831	256,154	70,223	24,906	19,897	9,929	—	542,940
Special Mention	423	632	453	60	14	6	—	1,588
Substandard	350	785	233	133	162	73	—	1,736
Doubtful	—	—	—	—	—	—	—	—
Total	162,604	257,571	70,909	25,099	20,073	10,008	—	546,264
Other
Pass	5,721	—	1,306	—	—	1,164	—	8,191
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	2,000	45	—	—	—	—	2,045
Doubtful	—	—	—	—	—	—	—	—
Total	5,721	2,000	1,351	—	—	1,164	—	10,236
Total
Pass	3,812,433	5,259,453	1,754,423	765,600	620,062	1,054,716	2,910,818	16,177,505
Special Mention	29,423	69,251	12,115	29,593	21,461	33,312	7,214	202,369
Substandard	350	58,080	49,633	71,874	23,854	68,361	—	272,152
Doubtful	—	—	—	—	—	—	—	—
Total	$3,842,206	$5,386,784	$1,816,171	$867,067	$665,377	$1,156,389	$2,918,032	$16,652,026
As a % of total gross loans	23.07%	32.35%	10.91%	5.21%	4.00%	6.94%	17.52%	100.0%

The amortized cost basis by fiscal year of origination and credit quality indicator of the Company’s loan as of June 30, 2022 was as follows:

	Loans Held for Investment Origination Year						Revolving Loans	Total
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior
Single Family-Mortgage & Warehouse
Pass	$1,484,027	$600,054	$402,712	$303,999	$279,248	$548,703	$241,925	$3,860,668
Special Mention	—	—	4,790	2,505	4,125	10,971	38,637	61,028
Substandard	—	2,288	3,928	18,407	5,955	36,188	—	66,766
Doubtful	—	—	—	—	—	—	—	—
Total	1,484,027	602,342	411,430	324,911	289,328	595,862	280,562	3,988,462
Multifamily and Commercial Mortgage
Pass	999,819	569,486	429,247	259,161	219,548	316,013	—	2,793,274
Special Mention	1,200	—	534	539	—	968	—	3,241
Substandard	—	5,772	34,343	9,613	7,308	24,129	—	81,165
Doubtful	—	—	—	—	—	—	—	—
Total	1,001,019	575,258	464,124	269,313	226,856	341,110	—	2,877,680
Commercial Real Estate
Pass	2,482,366	990,887	358,422	186,800	28,758	—	602,412	4,649,645
Special Mention	—	32,351	12,138	16,487	15,000	—	—	75,976
Substandard	—	—	12,575	18,043	23,507	—	1,298	55,423
Doubtful	—	—	—	—	—	—	—	—
Total	2,482,366	1,023,238	383,135	221,330	67,265	—	603,710	4,781,044
Commercial & Industrial - Non-RE
Pass	435,228	66,226	25,629	61,932	9,268	—	1,388,435	1,986,718
Special Mention	13	—	—	186	710	—	—	909
Substandard	2,988	28,359	9,154	—	—	—	—	40,501
Doubtful	—	—	—	—	—	—	—	—
Total	438,229	94,585	34,783	62,118	9,978	—	1,388,435	2,028,128
Auto & Consumer
Pass	352,468	107,882	43,377	37,008	16,147	8,891	—	565,773
Special Mention	204	188	24	110	—	1	—	527
Substandard	157	311	224	205	25	6	—	928
Doubtful	—	—	—	—	—	—	—	—
Total	352,829	108,381	43,625	37,323	16,172	8,898	—	567,228
Other
Pass	3,057	6,185	—	—	1,091	721	—	11,054
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	46	—	—	34	—	80
Doubtful	—	—	—	—	—	—	—	—
Total	3,057	6,185	46	—	1,091	755	—	11,134
Total
Pass	5,756,965	2,340,720	1,259,387	848,900	554,060	874,328	2,232,772	13,867,132
Special Mention	1,417	32,539	17,486	19,827	19,835	11,940	38,637	141,681
Substandard	3,145	36,730	60,270	46,268	36,795	60,357	1,298	244,863
Doubtful	—	—	—	—	—	—	—	—
Total	$5,761,527	$2,409,989	$1,337,143	$914,995	$610,690	$946,625	$2,272,707	$14,253,676
As a % of total gross loans	40.42%	16.91%	9.38%	6.42%	4.28%	6.64%	15.95%	100.0%
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

The following tables provide the outstanding unpaid balance of loans and leases that are past due 30 days or more by portfolio class as of the dates indicated:

	June 30, 2023
(Dollars in thousands)	Current	30-59 Days	60-89 Days	90+ Days	Total
Single Family-Mortgage & Warehouse	$4,102,150	$20,832	$7,971	$42,880	$4,173,833
Multifamily and Commercial Mortgage	3,048,217	2,705	1,124	30,179	3,082,225
Commercial Real Estate	6,173,716	11,250	—	14,852	6,199,818
Commercial & Industrial - Non-RE	2,639,650	—	—	—	2,639,650
Auto & Consumer	537,181	6,529	1,707	847	546,264
Other	8,024	68	1	2,143	10,236
Total	$16,508,938	$41,384	$10,803	$90,901	$16,652,026
As a % of gross loans	99.14%	0.25%	0.06%	0.55%	100.00%

	June 30, 2022
(Dollars in thousands)	Current	30-59 Days	60-89 Days	90+ Days	Total
Single Family-Mortgage & Warehouse	$3,918,491	$5,167	$1,518	$63,286	$3,988,462
Multifamily and Commercial Mortgage	2,839,554	9,455	2,115	26,556	2,877,680
Commercial Real Estate	4,766,192	—	14,852	—	4,781,044
Commercial & Industrial - Non-RE	2,028,128	—	—	—	2,028,128
Auto & Consumer	560,888	4,865	1,009	466	567,228
Other	10,528	413	—	193	11,134
Total	$14,123,781	$19,900	$19,494	$90,501	$14,253,676
As a % of gross loans	99.09%	0.14%	0.14%	0.63%	100.00%
Loans reaching 90+ days past due are generally placed on non-accrual. As of June 30, 2023, there was a $14 million loan over 90 days past due and still accruing interest as the Company expects to collect the principal and interest amounts due. There were no such loans as of June 30, 2022.
Loans in process of foreclosure were $22.2 million and $20.7 million as of June 30, 2023 and June 30, 2022, respectively.
Credit Risk Concentration
Concentrations of credit risk arise when a number of borrowers are engaged in similar business activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.
Concentrations of 10% or more existed in the Single Family, Multifamily and Commercial Real Estate loan categories at June 30, 2023 and June 30, 2022.
At June 30, 2023, California accounted for 71.4% and New York accounted for 11.0% of loans in the Single Family loan category. California accounted for 69.1% and New York accounted for 19.7% of loans in the Multifamily loan category. New York accounted for 37.5% and Florida accounted for 10.5% of loans in the Commercial Real Estate loan category.
At June 30, 2022, California accounted for 70.6% and New York accounted for 13.0% of loans in the Single Family loan category. California accounted for 68.3% and New York accounted for 18.8% of loans in the Multifamily loan category. California accounted for 11.9% and New York accounted for 40.5% of loans in the Commercial Real Estate loan category.
Unfunded Loan Commitment Reserves
Unfunded loan commitment reserves are included in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. Provisions for the unfunded loan commitments are included in the Consolidated Statements of Income in “General and administrative expenses.”

The following tables present a summary of the activity in the unfunded loan commitment liabilities for the periods indicated:

	Year Ended June 30,
(Dollars in thousands)	2023	2022	2021
BALANCE—beginning of year	$10,973	$5,723	$323
Effect of adoption of ASC 326	—	—	5,700
Provision (Benefit)	(500)	5,250	(300)
BALANCE—end of year	$10,473	$10,973	$5,723

6.    OFFSETTING OF SECURITIES FINANCING AGREEMENTS
The Company enters into securities borrowed and securities loaned transactions to facilitate customer match-book activity, cover short positions and for customer securities lending. The Company manages credit exposure from certain transactions by entering into master securities lending agreements. The relevant agreements allow for the efficient closeout of transactions, liquidation and set-off of collateral against the net amount owed by the counterparty following a default. Default events generally include, among other things, failure to pay, insolvency or bankruptcy of a counterparty.
The following table presents information about the offsetting of these instruments and related collateral amounts as of:

	June 30, 2023
(Dollars in thousands)	Gross Assets / Liabilities	Amounts Offset	Net Balance Sheet Amount	Financial Collateral	Net Assets / Liabilities
Assets:
Securities borrowed	$134,339	$—	$134,339	$134,339	$—
Liabilities:
Securities loaned	$159,832	$—	$159,832	$159,832	$—

	June 30, 2022
(Dollars in thousands)	Gross Assets / Liabilities	Amounts Offset	Net Balance Sheet Amount	Financial Collateral	Net Assets / Liabilities
Assets:
Securities borrowed	$338,980	$—	$338,980	$338,980	$—
Liabilities:
Securities loaned	$474,400	$—	$474,400	$474,400	$—
The securities loaned transactions represent equities with an overnight and open maturity classification.

7.    CUSTOMER, BROKER-DEALER AND CLEARING RECEIVABLES AND PAYABLES
Customer, broker-dealer and clearing receivables and payables consisted of the following:

	At June 30,
(Dollars in thousands)	2023	2022
Receivables:
Customers	$309,308	$309,216
Broker-dealer and clearing organizations:
Receivable from broker-dealers	57,735	101,960
Securities failed to deliver	7,031	6,241
Total customer, broker-dealer and clearing receivables	$374,074	$417,417

Payables:
Customers	$382,689	$486,625
Broker-dealer and clearing organizations:
Payable to broker-dealers	58,758	18,601
Securities failed to receive	4,030	6,428
Total customer, broker-dealer and clearing payables	$445,477	$511,654
.
8. FURNITURE, EQUIPMENT AND SOFTWARE
A summary of the cost and accumulated depreciation and amortization for leasehold improvements, furniture, equipment and software is as follows:

	At June 30,
(Dollars in thousands)	2023	2022
Software	$105,687	$78,848
Computer hardware and equipment	26,685	25,665
Furniture and fixtures	10,689	10,608
Leasehold improvements	5,963	5,698
Total	$149,024	$120,819
Less accumulated depreciation and amortization	(95,660)	(84,610)
Furniture, equipment and software—net[1]	$53,364	$36,209
1 Furniture, equipment and software are included in the other assets line on the consolidated balance sheets.
Depreciation and amortization expense related to leasehold improvements, furniture, equipment and software for the years ended June 30, 2023, 2022 and 2021 was $12.2 million, $13.1 million and $14.4 million, respectively.

9. GOODWILL AND INTANGIBLE ASSETS
The following table summarizes the activity in the Company’s goodwill balance as of the dates indicated:

(Dollars in thousands)	Total
Balance as of June 30, 2021	$71,222
Goodwill from acquisitions[1]	24,452
Balance as of June 30, 2022	95,674
Goodwill from acquisitions	1,999
Balance as of June 30, 2023	$97,673
1 Goodwill acquired in the AAS acquisition is allocated to the Securities Business segment. For additional information on the AAS acquisition, see Note 2 - “Acquisitions.”
There was no goodwill impairment identified for the fiscal years ended June 30, 2023 and June 30, 2022.
The Company’s acquired intangible assets are summarized as follows as of the dates indicated:

	June 30, 2023			June 30, 2022
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Covenant not to compete	$1,380	$1,149	$231	$1,060	$1,038	$22
Customer relationships	50,810	14,598	36,212	46,960	10,654	36,306
Customer deposit intangible	13,545	9,235	4,310	13,545	7,655	5,890
Developed technologies	34,650	21,405	13,245	34,040	15,905	18,135
Trademark	378	—	378	378	—	378
Trade name	700	600	100	580	580	—
Total intangible assets	$101,463	$46,987	$54,476	$96,563	$35,832	$60,731

The amortization expense for intangible assets that are subject to amortization was $11.2 million and $11.1 million for the years ended June 30, 2023 and 2022, respectively. Each intangible asset subject to amortization is amortized using the straight-line method over the estimated useful life of the asset. Trademark is an indefinite life intangible.
Estimated future amortization expense related to finite-lived intangible assets at June 30, 2023 is as follows:

(Dollars in thousands)	Amortization Expense
For the fiscal year ending June 30,
2024	$10,748
2025	6,666
2026	6,331
2027	6,067
2028	5,233

10.    LEASES
The Company leases office space under operating lease agreements scheduled to expire at various dates. Operating lease expense for the years ended June 30, 2023, 2022 and 2021 was $11.4 million, $10.8 million, and $10.6 million, respectively.
Supplemental information related to the Company’s operating leases is as follows:

	At June 30,
(Dollars in thousands)	2023	2022
Right-of-use assets	$63,565	$69,196
Lease liabilities	69,630	74,878
Weighted-average remaining lease term	6.57 years	7.53 years
Weighted-average discount rate	3.00%	2.79%
Supplemental cash flow information related to leases is as follows:

	For the Year Ended June 30,
(Dollars in thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities for operating leases—operating cash flows	$10,658	$9,888	$8,875
Maturities of Operating Lease Liabilities. The Company leases office space under operating lease agreements scheduled to expire at various dates. The following table represents maturities of lease liabilities as of June 30, 2023:

(Dollars in thousands)
Within one year	$11,581
After one year and within two years	11,807
After two years and within three years	11,504
After three years and within four years	11,595
After four years and within five years	10,304
After five years	20,200
Total lease payments	76,991
Less: amount representing interest	(7,361)
Total Lease Liability	$69,630
As of June 30, 2023, the Company is in compliance with all covenants contained in lease agreements.

11. DEPOSITS
Deposit accounts are summarized as follows:

	At June 30,
	2023		2022
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$2,898,150	—%	$5,033,970	—%
Interest bearing:
Demand	3,334,615	2.43%	3,611,889	0.61%
Savings	9,575,781	4.20%	4,245,555	0.95%
	12,910,396	3.74%	7,857,444	0.79%
Time deposits:
$250 and under	932,436	3.72%	651,392	1.22%
Greater than $250	382,126	4.36%	403,616	1.41%
Total time deposits	1,314,562	3.91%	1,055,008	1.25%
Total interest bearing[2]	14,224,958	3.76%	8,912,452	0.85%
Total deposits	$17,123,108	3.12%	$13,946,422	0.54%
1 Based on weighted-average stated interest rates at end of period.
2 The total interest-bearing includes brokered deposits of $2,028.5 million and $1,032.7 million as of June 30, 2023 and June 30, 2022, respectively, of which $690.9 million and $250.0 million, respectively, are time deposits classified as $250,000 and under.
At June 30, 2023, remaining maturities of uninsured time deposits greater than $250,000 were $382.1 million. Scheduled maturities of all time deposits are as follows:

(Dollars in thousands)	June 30, 2023
Within 12 months	$1,149,993
13 to 24 months	145,233
25 to 36 months	8,209
37 to 48 months	4,208
49 to 60 months	6,605
Thereafter	314
Total	$1,314,562
At June 30, 2023 and 2022, the Company had deposits from certain executive officers, directors and their affiliates in the amount of $5.6 million and $5.7 million, respectively.

12. ADVANCES FROM THE FEDERAL HOME LOAN BANK
At June 30, 2023 and 2022, the Company’s fixed-rate FHLB advances had interest rates that ranged from 2.07% to 2.82% with a weighted average of 2.32% and ranged from 1.68% to 2.82% with a weighted average of 2.26%, respectively.
Maturities of fixed-rate advances from FHLB are as follows:

	At June 30,
	2023		2022
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Within one year	$—	—%	$27,500	2.08%
After one but within two years	30,000	2.82%	—	—%
After two but within three years	—	—%	30,000	2.82%
After three but within four years	—	—%	—	—%
After four but within five years	—	—%	—	—%
After five years	60,000	2.07%	60,000	2.07%
Total	$90,000	2.32%	$117,500	2.26%
Advances from the FHLB were collateralized by the Company’s pledge of certain loans and investment securities to the FHLB, and by the Company’s investment in capital stock of the FHLB of San Francisco. Generally, each advance carries a prepayment penalty and is payable in full at its maturity date.
At June 30, 2023, the Company had $3,052.0 million available immediately and $4,524.1 million available with additional collateral for advances from the FHLB for terms up to ten years.
13. BORROWINGS, SUBORDINATED NOTES AND DEBENTURES
The following table sets forth the composition of the borrowings, subordinated notes and debentures as of the dates indicated:

(Dollars in thousands)	June 30, 2023	June 30, 2022
Borrowings from other banks	$27,200	$111,500
Subordinated loans	7,400	7,400
Subordinated notes	325,000	325,000
Junior subordinated debentures	5,155	5,155
Total borrowings, subordinated notes and debentures, gross of unamortized issuance costs	364,755	449,055
Less unamortized issuance costs	(2,976)	(3,811)
Total borrowings, subordinated notes and debentures, net of unamortized issuance costs	$361,779	$445,244
Maturities of borrowings, subordinated notes and debentures are as follows:

(Dollars in thousands)	June 30, 2023
Within one year	$34,600
After one but within two years	—
After two but within three years	—
After three but within four years	—
After four but within five years	—
After five years	330,155
Total	$364,755
Borrowings from other banks. Axos Clearing has $150.0 million secured lines of credit available for borrowing. As of June 30, 2023, there was $11.5 million outstanding. These credit facilities bear interest at rates based on the Federal Funds rate and borrowings are due upon demand. The weighted-average interest rate on the borrowings at June 30, 2023 was 7.0%, a rate blending fixed and variable components.

Axos Clearing has a $190.0 million unsecured line of credit available for limited purpose borrowing, which includes $100 million from Axos Financial, Inc. As of June 30, 2023, there was $15.7 million outstanding on this credit facility after elimination of intercompany balances. This credit facility bears interest at rates based on the Federal Funds rate and is due upon demand. The unsecured line of credit requires Axos Clearing to operate in accordance of specific covenants surrounding capital and debt ratios. Axos Clearing was in compliance of all covenants as of June 30, 2023.
Subordinated Loans. The Company issued subordinated notes totaling $7.5 million on January 28, 2019, to the principal stockholders of Cor Securities Holdings, Inc. (“COR Securities”) in an equal principal amount, with a maturity of 15 months, to serve as the sole source of payment of indemnification obligations of the principal stockholders of COR Securities under the Merger Agreement. Interest accrues at a rate of 6.25% per annum. During the fiscal year ended June 30, 2019, $0.1 million of subordinated loans were repaid. The Company is in the process of making an indemnification claim against the $7.4 million remaining.
Subordinated Notes. In September 2020, the Company completed the sale of $175.0 million aggregate principal amount of its 4.875% Fixed-to-Floating Rate Subordinated Notes due October 1, 2030 (the “2030 Notes”). The 2030 Notes mature on October 1, 2030 and accrue interest at a fixed rate per annum equal to 4.875%, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2021. From and including October 1, 2025, to, but excluding October 1, 2030 or the date of early redemption, the 2030 Notes will bear interest at a floating rate per annum equal to three-month term SOFR plus a spread of 476 basis points, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on January 2026. The 2030 Notes may be redeemed on or after October 1, 2025, which date may be extended at the Company’s discretion, at a redemption price equal to principal plus accrued and unpaid interest, subject to certain conditions. Fees and costs incurred in connection with the debt offering amortize to interest expense over the term of the 2030 Notes.
In February 2022, the Company completed the sale of $150.0 million aggregate principal amount of its 4.00% Fixed-to-Floating Rate Subordinated Notes (the “2032 Notes”). The 2032 Notes are obligations only of Axos Financial, Inc. The 2032 Notes mature on March 1, 2032 and accrue interest at a fixed rate per annum equal to 4.00%, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2022. From and including March 1, 2027, to, but excluding March 1, 2032 or the date of early redemption, the 2032 Notes will bear interest at a floating rate per annum equal to three-month term SOFR plus a spread of 227 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on June 1, 2027. The 2032 Notes may be redeemed on or after March 1, 2027, which date may be extended at the Company’s discretion, at a redemption price equal to principal plus accrued and unpaid interest, subject to certain conditions. Fees and costs incurred in connection with the debt offering amortize to interest expense over the term of the 2032 Notes.
Junior Subordinated Debentures. On December 13, 2004, the Company entered into an agreement to form an unconsolidated trust which issued $5.0 million of trust preferred securities in a transaction that closed on December 16, 2004. The net proceeds from the offering were used to purchase $5.2 million of junior subordinated debentures (“Debentures”) of the Company with a stated maturity date of February 23, 2035. The Debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Prior to June 30, 2023, interest accrued at the rate of three-month LIBOR plus 2.4% for a rate of 7.79% as of June 30, 2023, with interest paid quarterly. Following June 30, 2023, interest accrues at three-month term SOFR plus 0.26161%.
The Bank has the ability to borrow short-term from the FRBSF Discount Window. At June 30, 2023 and 2022 there were no amounts outstanding and the available borrowings from this source were $2,747.1 million and $2,823.5 million, respectively. The 2023 available borrowings were collateralized by certain loans. The Bank has additional unencumbered collateral that could be pledged to the FRBSF Discount Window to increase borrowing liquidity.
As of June 30, 2023, the Bank has federal funds lines of credit with four major banks totaling $225.0 million. The Bank had no outstanding balances on its lines of credit at June 30, 2023 or June 30, 2022.

14. INCOME TAXES
The provision for income taxes is as follows:

	At June 30,
(Dollars in thousands)	2023	2022	2021
Current:
Federal	$89,839	$64,800	$61,827
State	54,326	43,843	37,037
	144,165	108,643	98,864
Deferred:
Federal	(13,084)	(5,600)	(5,562)
State	(6,502)	(3,800)	(3,266)
	(19,586)	(9,400)	(8,828)
Total	$124,579	$99,243	$90,036
The differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	At June 30,
	2023	2022	2021
Statutory federal tax rate	21.00%	21.00%	21.00%
Increase (decrease) resulting from:
State taxes—net of federal tax benefit	9.04%	9.13%	8.70%
Tax credits	(0.45)%	(0.44)%	(0.59)%
Non-taxable income	(0.03)%	(0.09)%	(0.09)%
Excess benefit RSU vesting	(0.41)%	(1.31)%	(0.64)%
Other	(0.30)%	0.90%	1.07%
Effective tax rate	28.85%	29.19%	29.45%

The components of the net deferred tax asset are as follows:

	At June 30,
(Dollars in thousands)	2023	2022
Deferred tax assets:
Allowance for credit losses	$64,655	$59,045
Lease liability	22,654	24,626
Accrued compensation	7,564	2,533
Stock-based compensation expense	6,980	5,101
Litigation accrual	5,206	3,116
Non-accrual loan interest income	4,962	2,608
Unrealized net losses on securities	2,730	1,261
Net operating loss carryforward	1,484	1,503
State taxes	1,064	949
Securities impaired	267	270
Total deferred tax assets	117,566	101,012
Deferred tax liabilities:
Operating lease right-of-use asset	(20,681)	(22,757)
Depreciation and amortization	(7,533)	(8,838)
Other assets—prepaids	(2,342)	(2,083)
FHLB stock dividend	(833)	(842)
Total deferred tax liabilities	(31,389)	(34,520)
Net deferred tax asset	86,177	66,492
Valuation allowance	(277)	(230)
Net deferred tax asset, net of valuation allowance[1]	$85,900	$66,262
1 Net deferred tax asset, net of valuation allowance, is included in the other assets line on the consolidated balance sheet.
The Company records a deferred tax asset for net operating losses when the benefit is more likely than not to be realized. As of June 30, 2023, the Company had a federal net operating loss carryforward of approximately $3.7 million which is subject to an annual Section 382 limitation of $0.1 million. The federal net operating loss carryforward begins to expire in 2034.
The Company has state net operating loss carryforwards of $3.7 million. Of this amount, $1.6 million is subject to an annual Section 382 limitation of $0.1 million for state purposes. The state net operating loss carryforwards begin to expire in 2035.
The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. As of June 30, 2023, relating to a $3.0 million state net operating loss, the Company recognized a tax effected valuation allowance of $0.3 million. As of June 30, 2023 and 2022, the Company forecasts sufficient future consolidated earnings to realize its remaining deferred tax asset and has not provided for an additional allowance.
The reconciliation of the gross beginning and ending amount of unrecognized tax positions for the periods presented is:

(Dollars in thousands)	2023	2022
Balance—beginning of period	$4,975	$4,156
Additions—current year tax positions	1,603	703
Additions—prior year tax positions	518	347
Reductions—prior year tax positions	(172)	(231)
Total liability for unrecognized tax positions—end of period	$6,924	$4,975
As of June 30, 2023 and 2022, unrecognized tax benefits totaled $6.0 million and $4.3 million, respectively, that, if recognized, would favorably impact the effective tax rate. The Company does not anticipate resolution of any unrecognized tax benefits within the next 12 months. The Company accounts for interest and penalties related to income tax liabilities as a component of income tax expense. As of June 30, 2023 and 2022, the amounts accrued for interest and penalties were not material.
The Company is subject to federal income tax and income tax of state taxing authorities. The Company’s federal income tax returns for the years ended June 30, 2022, 2021, and 2020 and its state taxing authorities income tax returns for the years ended June 30, 2022, 2021, 2020 and 2019 are open to audit under the statutes of limitations by the Internal Revenue Service and state taxing authorities.

15. STOCKHOLDERS’ EQUITY
Common Stock Repurchases. On August 6, 2019 the Company announced a program to repurchase up to $100 million of its common stock and on April 27, 2023, the Company announced a program to repurchase up to $100 million of its common stock. The new share repurchase authorization is in addition to the existing share repurchase plan announced on August 6, 2019. The Company may repurchase shares on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The repurchase program does not obligate the Company to acquire any specific number of shares. The share repurchase program will continue in effect until terminated by the Board. Under the August 6, 2019 authorization, the Company repurchased a total of $96.3 million, or 3,721,014 common shares at an average price of $25.89 per share and there remains $3.7 million under the plan. During the year ended June 30, 2023, the Company repurchased a total of $49.3 million, or 1,321,161 common shares at an average price of $37.28 per share. The Company did not repurchase common stock during the year ended June 30, 2022. The Company accounts for treasury stock using the cost method as a reduction of stockholders’ equity in the accompanying consolidated financial statements.
Preferred Stock. The Company redeemed for cash all 515 outstanding shares of Series A-6% Cumulative Nonparticipating Perpetual Preferred Stock on October 30, 2020, at the face value $10,000 liquidation price per share plus accrued dividends. Dividends totaling $0.1 million were declared in the year ended June 30, 2021 prior to redemption.
16. STOCK-BASED COMPENSATION
The Company has an equity incentive plan, the 2014 Plan, which provides for the granting of non-qualified and incentive stock options, restricted stock and RSUs, stock appreciation rights and other awards to employees, directors and consultants. The Plan is designed to encourage selected employees and directors to improve operations and increase profits, and to accept or continue employment or association with the Company through participation in the growth in the value of the common stock. RSUs have a grant price equal to the closing price of the Company’s common stock on the award date. RSUs granted generally vest over a three-year period based on service, with 33% of the underlying shares vesting on each annual anniversary of the award.
2014 Plan. In October 2021, the Company’s Board of Directors and stockholders, respectively, approved the 2014 Plan, as amended and restated. The number of shares authorized for issuance pursuant to awards under the 2014 Plan is 5,680,000, less RSU awards granted, plus any RSUs that become available upon the forfeiture, expiration, cancellation or settlement in cash awards outstanding under the 2014 Plan. At June 30, 2023, 1,426,865 shares of common stock remained available for issuance pursuant to grant awards under the 2014 Plan.
Effective July 1, 2017 the Company entered into an employment agreement with its Chief Executive Officer (the “Agreement”) that authorizes an award of RSUs (the “RSU award”). The RSU award is an equity-based award and carries a service condition and a market condition that incorporates a measurement of the Company’s total stock return to stockholders in comparison to the total stock return of the ABA Nasdaq Community Bank Index. The accounting grant date of the RSU award is July 1, 2017 and expensing of the RSU award began on this date at the fair value measurement amount as determined by the Company’s valuation process. The Company utilized a Monte Carlo simulation to estimate the value of path-dependent options and determined the fair value using an expected return based on the 5-year US Treasury constant maturity rate, an equity volatility based on 6-month and 1-year historical daily trading history, market capitalization, and stock price for the RSU award. On July 1, 2017, the estimated fair value of the RSU award was $20.5 million, which vests in five tranches over a total period of nine years.
Effective each of January 1, 2023 (the “2023 Award”) and 2022 (the “2022 Award”), the Agreement automatically renewed for one additional fiscal year with the accounting grant date the same as the renewal date of the respective award. For the 2023 Award and 2022 Award, the Company utilized a Monte Carlo simulation with key inputs of an expected return on the average of the 1 and 2 year U.S. Treasury constant maturity rate, an equity volatility based on 1.5 year historical daily trading history, market capitalization, and stock price. The estimated fair values for the 2023 Award and 2022 Award were $5.2 million and $8.8 million, respectively, on each award’s grant date. The actual award will be determined by the actual performance of the Company’s total stock return in comparison to the total stock return of the ABA Nasdaq Community Bank Index in the respective periods.
As of June 30, 2023, unrecognized compensation expense to be recognized over the remaining five years related to the Agreement and subsequent renewals is $10.9 million and is reflected in the table below.

At June 30, 2023 unrecognized compensation expense related to non-vested awards aggregated to $43.7 million and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year ending June 30:
2024	$22,259
2025	14,512
2026	5,769
2027	928
2028	238
Total	$43,706
The following table presents the status and changes in RSUs for the periods indicated:

	RSUs	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2022	1,350,763	$41.16
Granted	751,517	38.49
Vested	(605,724)	37.11
Forfeitures	(88,674)	40.22
Non-vested balance at June 30, 2023	1,407,882	$41.53
The Company recognized $26.1 million, $21.2 million and $20.7 million of stock compensation in net income for the years ended June 30, 2023, 2022 and 2021. The related income tax benefit was $7.5 million, $6.2 million and $6.1 million in the respective years. The total fair value of shares vested during the year ended June 30, 2023 was $24.6 million. The weighted-average contractual term for RSUs as of June 30, 2023 was 1.2 years. The Company provides an employer matching contribution of stock to the Company’s 401(k) plan, based on an employee’s designated deferral of their eligible compensation. The contribution made during the year ended June 30, 2023, was 95,330 shares with a fair market value of $2.5 million.

17. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted EPS:

	At June 30,
(Dollars in thousands, except per share data)	2023	2022	2021
Earnings Per Common Share
Net income	$307,165	$240,716	$215,707
Preferred stock dividends	—	—	(103)
Preferred stock redemption	—	$—	$(86)
Net income attributable to common stock	$307,165	$240,716	$215,518
Average common shares issued and outstanding	59,691,541	59,523,626	59,229,495
Earnings per common share	$5.15	$4.04	$3.64
Diluted Earnings Per Common Share
Net income attributable to common stock	$307,165	$240,716	$215,518
Average common shares issued and outstanding	59,691,541	59,523,626	59,229,495
Dilutive effect of average unvested RSUs	875,313	1,087,328	1,290,116
Total dilutive common shares outstanding	60,566,854	60,610,954	60,519,611
Diluted earnings per common share	$5.07	$3.97	$3.56
For each of fiscal years 2023, 2022, and 2021 the number weighted average antidilutive common stock equivalents that were not included in the computation of diluted EPS, because they would have been antidilutive, was 4,505, 9,701, and 69,389, respectively.

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
At June 30, 2023, the Company had unfunded commitments to originate $85.1 million in fixed rate loans and $2,832.5 million in variable rate loans, totaling an aggregate outstanding principal balance of $2,917.6 million. For June 30, 2023, the Company’s fixed rate commitments to originate had a weighted-average rate of 9.14%. For June 30, 2022, the Company had commitments to originate $184.5 million in fixed rate loans and $3,319.8 million in variable rate loans, totaling an aggregate outstanding principal balance of $3,504.3 million. For June 30, 2022, the Company’s fixed rate commitments to originate had a weighted-average rate of 5.75%. At June 30, 2023, the Company also had fixed rate commitments to sell loans with an aggregate outstanding principal balance of $24.9 million. At June 30, 2022, the Company had fixed rate and variable rate commitments to sell of $8.4 million. At June 30, 2023 and 2022, 10.6% and 42.3% of the commitments to originate loans are matched with commitments to sell related to conforming single family loans classified as held for sale, respectively.
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
In addition, we invest in low income housing project partnerships, which provide income tax credits, and in small business investment companies that call for capital contributions up to an amount specified in the partnership agreements. As of June 30, 2023 and 2022, we had commitments to contribute capital to these entities totaling $19.1 million and $28.1 million.
In the normal course of business, Axos Clearing’s customer activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose Axos Clearing to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and Axos Clearing has to purchase or sell the financial instrument underlying the contract at a loss. Axos Clearing’s clearing agreements with broker-dealers for which it provides clearing services requires them to indemnify Axos Clearing if customers fail to satisfy their contractual obligation. As of June 30, 2023, non-customer and customer margin securities of approximately $260.1 million and stock borrowings of approximately $134.3 million were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company utilized $159.8 million of these available securities as collateral for securities loaned, $114.2 million for bank loans, and $23.4 million for OCC margin requirements.
Litigation. A consolidated derivative action, In re BofI Holding, Inc., Case No. 15cv2722 GPC (KSC), is pending before the United States District Court for the Southern District of California (the “Derivative Action”). The complaint in the Derivative Action sets forth allegations made in a related employment action, Erhart v. BofI Holding Inc., No. 15cv2287 BAS (NLS) (S.D. Cal.) (the “Employment Action”) brought by a former employee of the Company. The Derivative Action plaintiff seeks damages on behalf of the Company should an adverse judgment be entered in the Employment Action, and also seeks damages on behalf of the Company in connection with a now settled securities class action that was also based upon allegations made in the Employment Action and settled within available insurance coverage without attribution of wrongdoing to the Company, its management, or its directors. The Derivative Action has been stayed pending resolution of the Employment Action.
On October 26, 2022, a jury verdict was reached in the case of MUFG Union Bank, N.A. v. Axos Bank, et al, awarding damages to Union Bank. Judgment on such verdict was initially entered on June 5, 2023, and a corrected judgment was entered on June 20, 2023. The Company filed a Notice of Appeal on July 6, 2023, and the plaintiff filed a Notice of Cross-Appeal on July 20, 2023. The Company recorded a $16 million accrued expense in “Accounts payable and other liabilities” on the condensed consolidated balance sheet and in “General and administrative expense” on the condensed consolidated statement of income as of and for the year ended June 30, 2023, respectively. Given the uncertainty of the appellate process and other factors that are unknown or currently unquantifiable, the Company has maintained its accrual at June 30, 2023.
In view of the inherent difficulty of predicting the outcome of each legal action, particularly since claimants seek substantial or indeterminate damages, it is not possible to reasonably predict or estimate the eventual loss or range of loss, if any, related to each legal action, unless otherwise disclosed above.

19. MINIMUM REGULATORY CAPITAL REQUIREMENTS
Consolidated and Banking Business. The Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by the Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our results of operations or financial condition. The Federal Reserve establishes capital requirements for the Company and the OCC has similar requirements for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require the Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require the Company and Bank maintain minimum ratios of tier 1 capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” the Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. At June 30, 2023, the Company and Bank met all the capital adequacy requirements to which they were subject. At June 30, 2023, the Company and Bank were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since June 30, 2023 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support the Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Company and Bank both elected the five-year CECL transition guidance for calculating regulatory capital and ratios and the June 30, 2023 and June 30, 2022 amounts reflect this election. This guidance allowed an entity to add back to regulatory capital 100% of the impact of the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through June 30, 2022. Beginning with fiscal year 2023, this cumulative amount is phased out of regulatory capital at 25% per year until it is 100% phased out of regulatory capital beginning in fiscal year 2026.
The Company’s and Bank’s capital amounts, capital ratios and capital requirements under Basel III were as follows:

	Axos Financial, Inc.		Axos Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Regulatory Capital:
Tier 1	$1,796,352	$1,522,478	$1,866,705	$1,615,012
Common equity tier 1	$1,796,352	$1,522,478	$1,866,705	$1,615,012
Total capital (to risk-weighted assets)	$2,269,237	$1,965,578	$2,007,006	$1,725,528

Assets:
Average adjusted	$20,059,002	$16,460,684	$19,284,378	$15,164,797
Total risk-weighted	$16,414,213	$15,443,152	$16,054,633	$14,366,457

Regulatory Capital Ratios:
Tier 1 leverage (to adjusted average assets)	8.96%	9.25%	9.68%	10.65%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	10.94%	9.86%	11.63%	11.24%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	10.94%	9.86%	11.63%	11.24%	8.00%	6.00%
Total capital (to risk-weighted assets)	13.82%	12.73%	12.50%	12.01%	10.00%	8.00%
Under Basel III all banking organizations are required to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At June 30, 2023, the Company and Bank were in compliance with the capital conservation buffer requirement. Inclusive of the fully phased-in capital conservation buffer, the common equity Tier 1 capital, Tier 1 risk-based capital and total risk-based capital ratio minimums are 7.0%, 8.5% and 10.5%, respectively. A banking organization with a buffer of less than the required amount is subject to increasingly stringent limitations on such distributions and payments as the buffer approaches zero. In addition, these requirements also generally prohibit a banking organization from making such distributions or payments during any quarter if its eligible retained income is negative and its capital conservation buffer ratio was 2.5% or less at the end of the previous quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income.
Axos Clearing. Pursuant to the net capital requirements of the Exchange Act, Axos Clearing is subject to the SEC Uniform Net Capital (Rule 15c3-1 of the Exchange Act). Under this rule, the Company has elected to operate under the alternate method and is required to maintain minimum net capital of $250,000 or 2% of aggregate debit balances arising from client transactions, as defined. Under the alternate method, Axos Clearing may not repay subordinated debt, pay cash distributions, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.
The net capital position of Axos Clearing was as follows:

(Dollars in thousands)	June 30, 2023	June 30, 2022
Net capital	$35,221	$38,915
Less: required net capital	5,316	6,250
Excess capital	$29,905	$32,665

Net capital as a percentage of aggregate debit items	13.25%	12.45%
Net capital in excess of 5% aggregate debit items	$21,930	$23,290
Axos Clearing, as a clearing broker, is subject to SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the benefit of customers. At June 30, 2023, the Company calculated a deposit requirement of $169.5 million and maintained a deposit of $116.8 million. On July 5, 2023, Axos Clearing made a deposit of $81 million to satisfy the deposit requirement. At June 30, 2022, the Company calculated a deposit requirement of $286.9 million and maintained a deposit of $335.8 million. On July 1, 2022, Axos Clearing did not have to make a deposit to satisfy the deposit requirement.
Certain broker-dealers have chosen to maintain brokerage customer accounts at Axos Clearing. To allow these broker-dealers to classify their assets held by the Company as allowable assets in their computation of net capital, the Company computes a separate reserve requirement for Proprietary Accounts of Brokers (PAB). At June 30, 2023, the Company calculated a deposit requirement of $26.8 million and maintained a deposit of $32.0 million. On July 1, 2023, Axos Clearing did not have to make a deposit to satisfy the deposit requirement. At June 30, 2022, the Company calculated a deposit requirement of $29.1 million and maintained a deposit of $36.3 million. On July 1, 2022, Axos Clearing did not have to make a deposit to satisfy the deposit requirement.

20. EMPLOYEE BENEFIT PLAN
The Company has one 401(k) plan whereby substantially all of its employees may participate in the plan. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Company provides an employer matching contribution to the 401(k) plan based on an employee’s designated deferral of their eligible compensation. For the fiscal years ended June 30, 2023, 2022, and 2021, expenses attributable to the plan amounted to $3.5 million, $3.6 million, and $2.4 million, respectively. These expenses are included in the Consolidated Statements of Income in “Salaries and related costs”.
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
CONDENSED BALANCE SHEETS1

	At June 30,
(Dollars in thousands)	2023	2022
ASSETS
Cash and cash equivalents	$115,948	$98,640
Securities	15,050	14,486
Advances to non-bank subsidiaries	8,000	33,000
Other assets	78,932	92,235
Investment in bank subsidiaries	1,884,525	1,634,185
Investment in non-bank subsidiaries	235,223	187,633
Total assets	$2,337,678	$2,060,179
LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings, subordinated notes and debentures	$334,579	$333,744
Accounts payable and other liabilities	85,940	83,462
Total liabilities	420,519	417,206
Stockholders’ equity	1,917,159	1,642,973
Total liabilities and stockholders’ equity	$2,337,678	$2,060,179
CONDENSED STATEMENTS OF INCOME1

	Year Ended June 30,
(Dollars in thousands)	2023	2022	2021
Interest income	$1,656	$1,777	$1,262
Interest expense	15,909	11,183	10,891
Net interest (expense) income	(14,253)	(9,406)	(9,629)
Net interest (expense) income, after provision for credit losses	(14,253)	(9,406)	(9,629)
Non-interest income (loss)	11,448	6,275	217
Non-interest expense and tax benefit[2]	15,866	9,741	4,360
Income (loss) before dividends from subsidiary and equity in undistributed income of subsidiaries	(18,671)	(12,872)	(13,772)
Dividends from bank subsidiaries	45,000	40,000	45,000
Dividends from non-bank subsidiaries	13,750	—	—
Equity in undistributed earnings of subsidiaries	267,086	213,588	184,479
Net income	$307,165	$240,716	$215,707
Comprehensive income	$303,488	$235,276	$219,151

STATEMENTS OF CASH FLOWS1

	Year Ended June 30,
(Dollars in thousands)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$307,165	$240,716	$215,707
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion	12,383	11,160	10,814
Stock-based compensation expense	26,100	21,242	20,685
Equity in undistributed earnings of subsidiaries	(267,086)	(213,588)	(184,479)
Decrease (increase) in other assets	(3,448)	(5,231)	(25,835)
Increase (decrease) in other liabilities	(1,069)	(11,564)	(14,550)
Net cash provided by operating activities	74,045	42,735	22,342
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayments on loans	25,000	—	—
Purchases of furniture, equipment, software and intangibles	(805)	(817)	(457)
Investment in subsidiaries	(25,825)	(203,086)	(7,200)
Net cash used in investing activities	(1,630)	(203,903)	(7,657)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax payments related to the settlement of restricted stock units	(6,144)	(14,481)	(10,648)
Repurchase of treasury stock	(48,963)	—	(16,757)
Net (repayment) proceeds of other borrowings	—	—	(51,000)
Payments of debt issuance costs	—	(2,120)	(2,748)
Proceeds from issuance of subordinated notes	—	150,000	175,000
Redemption of preferred stock, Series A	—	—	(5,150)
Cash dividends on preferred stock	—	—	(103)
Net cash provided by (used in) financing activities	(55,107)	133,399	88,594
NET CHANGE IN CASH AND CASH EQUIVALENTS	17,308	(27,769)	103,279
CASH AND CASH EQUIVALENTS—Beginning of year	98,640	126,409	23,130
CASH AND CASH EQUIVALENTS—End of year	$115,948	$98,640	$126,409
1 The prior period has been revised to conform to the current period presentation.
2 Includes tax benefits of $11,988, $11,927, and $8,967 for the years ended June 30, 2023, 2022, and 2021, respectively.
22. BANK-OWNED LIFE INSURANCE
The following table summarizes the activity in the Company’s bank-owned life insurance (“BOLI”) as of the dates indicated:

(Dollars in thousands)	BOLI values
Balance as of June 30, 2020	$6,380
Additions	50,000
Change in Contract Value	175
Balance as of June 30, 2021	56,555
Additions	100,000
Change in Contract Value	4,220
Balance as of June 30, 2022	160,775
Death Benefits	(1,805)
Change in Contract Value	4,444
Balance as of June 30, 2023	$163,414
Bank-owned life insurance is included in “Other assets” in the Consolidated Balance Sheets and in “Banking and service fees” in the Consolidated Statements of Income.

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
The Company evaluates performance and allocates resources based on pre-tax profit or loss from operations in conjunction with its corporate strategy. Certain corporate administration costs have not been allocated to the reportable segments. The Company operates through two operating segments: Banking Business and Securities Business. Inter-segment transactions are eliminated in consolidation and primarily include non-interest income earned by the Securities Business segment and non-interest expense incurred by the Banking Business segment for cash sorting fees related to deposits sourced from Securities Business segment customers, as well as interest expense paid by the Banking Business segment to each of the wholly-owned subsidiaries of the Company and to the Company itself for their operating cash held on deposit with the Banking Business segment.
Banking Business. The Banking Business has a broad range of banking services including online banking, concierge banking, and mortgage, vehicle and unsecured lending through online, low-cost distribution channels to serve the needs of consumers and businesses nationally. In addition, the Banking Business focuses on providing deposit products nationwide to industry verticals (e.g., Title and Escrow), treasury management products to a variety of businesses, and commercial & industrial and commercial real estate lending to clients. The Banking Business includes a bankruptcy trustee and fiduciary service that provides specialized software and consulting services to Chapter 7 bankruptcy and non-Chapter 7 trustees and fiduciaries.
Securities Business. The Securities Business includes the clearing broker-dealer, registered investment advisor custody business, registered investment advisor, and introducing broker-dealer lines of businesses. These lines of business offer products independently to their own customers as well as to Banking Business clients. The Securities Business also offers a specialized accounting software that serves the business management, family office and wealth management industries.
In order to reconcile the two segments to the consolidated totals, the Company includes parent-only activities and intercompany eliminations. The following tables present the operating results, goodwill, and assets of the segments:

	Year Ended June 30, 2023
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$776,294	$21,042	$(14,215)	$783,121
Provision for credit losses	24,750	—	—	24,750
Non-interest income	42,260	141,107	(62,879)	120,488
Non-interest expense	390,911	102,572	(46,368)	447,115
Income (Loss) before income taxes	$402,893	$59,577	$(30,726)	$431,744

	Year Ended June 30, 2022
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$597,833	$17,580	$(8,255)	$607,158
Provision for credit losses	18,500	—	—	18,500
Non-interest income	60,881	64,069	(11,587)	113,363
Non-interest expense	274,079	84,014	3,969	362,062
Income (Loss) before income taxes	$366,135	$(2,365)	$(23,811)	$339,959

	As of June 30, 2023
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$61,952	$—	$97,673
Total assets	$19,396,167	$899,496	$52,806	$20,348,469

	As of June 30, 2022
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$59,953	$—	$95,674
Total assets	$16,002,714	$1,328,558	$69,893	$17,401,165

24.    SUBSEQUENT EVENTS

On August 23, 2023, the Company agreed to acquire approximately $62 million of marine floor financing loans at par along with loan servicing rights and client lists for an additional $2 million.