Form 10-Q
period 2023-09-30
Axos Financial, Inc.
filed 2023-10-26
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock on the last practicable date: 57,732,167 shares of common stock, $0.01 par value per share, as of October 16, 2023.

AXOS FINANCIAL, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except par and stated value)	September 30, 2023	June 30, 2023
ASSETS
Cash and cash equivalents	$2,161,762	$2,233,027
Cash segregated for regulatory purposes	252,007	149,059
Total cash, cash equivalents and cash segregated	2,413,769	2,382,086
Securities:
Trading	640	758
Available-for-sale	236,726	232,350
Stock of regulatory agencies	21,533	21,510
Loans held for sale, carried at fair value	8,014	23,203
Loans held for sale, lower of cost or fair value	—	776
Loans—net of allowance for credit losses of $170,870 as of September 30, 2023 and $166,680 as of June 30, 2023	16,955,041	16,456,728
Servicing rights, carried at fair value	29,338	25,443
Securities borrowed	96,424	134,339
Customer, broker-dealer and clearing receivables	285,423	374,074
Goodwill and other intangible assets—net	149,572	152,149
Other assets	628,726	545,053
TOTAL ASSETS	$20,825,206	$20,348,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	2,875,432	2,898,150
Interest bearing	14,690,309	14,224,958
Total deposits	17,565,741	17,123,108
Advances from the Federal Home Loan Bank	90,000	90,000
Borrowings, subordinated notes and debentures	447,733	361,779
Securities loaned	116,446	159,832
Customer, broker-dealer and clearing payables	341,915	445,477
Accounts payable and other liabilities	287,163	251,114
Total liabilities	18,848,998	18,431,310
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock—$0.01 par value; 150,000,000 shares authorized; 69,826,263 shares issued and 58,503,976 shares outstanding as of September 30, 2023; 69,465,446 shares issued and 58,943,035 shares outstanding as of June 30, 2023	698	695
Additional paid-in capital	486,676	479,878
Accumulated other comprehensive income (loss)—net of tax	(6,388)	(6,610)
Retained earnings	1,818,254	1,735,609
Treasury stock, at cost; 11,322,287 shares as of September 30, 2023 and 10,522,411 shares as of June 30, 2023	(323,032)	(292,413)
Total stockholders’ equity	1,976,208	1,917,159
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,825,206	$20,348,469

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands, except earnings per common share)	2023	2022
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$326,974	$208,338
Securities borrowed and customer receivables	4,995	4,384
Investments and other	31,983	11,064
Total interest and dividend income	363,952	223,786
INTEREST EXPENSE:
Deposits	146,110	32,505
Advances from the Federal Home Loan Bank	529	5,163
Securities loaned	449	943
Other borrowings	5,709	4,700
Total interest expense	152,797	43,311
Net interest income	211,155	180,475
Provision for credit losses	7,000	8,750
Net interest income, after provision for credit losses	204,155	171,725
NON-INTEREST INCOME:
Broker-dealer fee income	12,477	9,178
Advisory fee income	8,219	6,959
Banking and service fees	8,350	6,514
Mortgage banking and servicing rights income	3,878	3,365
Prepayment penalty fee income	1,583	1,192
Total non-interest income	34,507	27,208
NON-INTEREST EXPENSE:
Salaries and related costs	55,811	46,996
Data and operational processing	16,084	14,022
Depreciation and amortization	5,878	6,094
Advertising and promotional	10,375	6,370
Professional services	9,811	8,087
Occupancy and equipment	3,846	4,054
FDIC and regulatory fees	4,449	3,735
Broker-dealer clearing charges	4,012	2,829
General and administrative expense	10,240	23,900
Total non-interest expense	120,506	116,087
INCOME BEFORE INCOME TAXES	118,156	82,846
INCOME TAXES	35,511	24,439
NET INCOME	$82,645	$58,407
COMPREHENSIVE INCOME	$82,867	$55,570
Basic earnings per common share	$1.40	$0.98
Diluted earnings per common share	$1.38	$0.97

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands)	2023	2022
NET INCOME	$82,645	$58,407
Net unrealized gain (loss) from available-for-sale securities, net of income tax expense (benefit) of $112 and $(1,215) for the three months ended September 30, 2023 and 2022, respectively.	222	(2,837)
Other comprehensive income (loss)	222	(2,837)
Comprehensive income	$82,867	$55,570

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended September 30, 2023
	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Retained Earnings	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2023	69,465,446	(10,522,411)	58,943,035	$695	$479,878	$(6,610)	$1,735,609	$(292,413)	$1,917,159
Net income	—	—	—	—	—	—	82,645	—	82,645
Other comprehensive income (loss)	—	—	—	—	—	222	—	—	222
Purchase of treasury stock	—	(648,208)	(648,208)	—	—	—	—	(24,536)	(24,536)
Stock-based compensation activity	360,817	(151,668)	209,149	3	6,798	—	—	(6,083)	718
BALANCE—September 30, 2023	69,826,263	(11,322,287)	58,503,976	$698	$486,676	$(6,388)	$1,818,254	$(323,032)	$1,976,208

	For the Three Months Ended September 30, 2022
	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Retained Earnings	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2022	68,859,722	(9,081,773)	59,777,949	$689	$453,784	$(2,933)	$1,428,444	$(237,011)	$1,642,973
Net income	—	—	—	—	—	—	58,407	—	58,407
Other comprehensive income (loss)	—	—	—	—	—	(2,837)	—	—	(2,837)
Stock-based compensation activity	291,430	(70,706)	220,724	3	5,317	—	—	(2,891)	2,429
BALANCE—September 30, 2022	69,151,152	(9,152,479)	59,998,673	$692	$459,101	$(5,770)	$1,486,851	$(239,902)	$1,700,972

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$82,645	$58,407
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,878	6,094
Other accretion and amortization	(3,101)	707
Stock-based compensation expense	6,802	5,320
Trading activity	118	1,683
Provision for credit losses	7,000	8,750
Deferred income taxes	3,526	(3,807)
Origination of loans held for sale	(50,607)	(70,073)
Unrealized and realized gains on loans held for sale	(1,796)	(2,433)
Proceeds from sale of loans held for sale	65,138	67,610
Changes in servicing rights	(3,448)	(953)
Net change in assets and liabilities which provide (use) cash:
Securities borrowed	37,915	251,358
Customer, broker-dealer and clearing receivables	88,651	61,015
Other Assets	(86,123)	(6,347)
Securities loaned	(43,386)	(267,511)
Customer, broker-dealer and clearing payables	(103,562)	(65,484)
Accounts payable and other liabilities	28,220	26,485
Net cash provided by operating activities	33,870	70,821
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(4,796)	—
Proceeds from sale and repayment of available-for-sale investment securities	718	1,029
Purchase of stock of regulatory agencies	—	(54,964)
Proceeds from redemption of stock of regulatory agencies	—	54,964
Origination of loans held for investment	(2,560,043)	(2,486,224)
Proceeds from sale of loans originally classified as held for investment	—	13,965
Mortgage warehouse loan activity, net	(45,289)	103,812
Proceeds from sale of other real estate owned and repossessed assets	918	719
Acquisition of business activity, net of cash acquired	—	(5,009)
Purchase of loans and leases, net of discounts and premiums	(51,892)	(51)
Principal repayments on loans	2,160,911	1,229,390
Purchases of furniture, equipment, software and intangibles	(6,492)	(7,921)
Net cash used in investing activities	(505,965)	(1,150,290)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	442,633	1,230,209
Repayments of the Federal Home Loan Bank term advances	—	(5,000)
Net (repayment) proceeds of other borrowings	85,700	(19,500)
Tax payments related to settlement of restricted stock units	(6,083)	(2,891)
Purchase of treasury stock	(18,472)	—
Net cash provided by financing activities	503,778	1,202,818
NET CHANGE IN CASH AND CASH EQUIVALENTS	31,683	123,349
CASH AND CASH EQUIVALENTS—Beginning of year	$2,382,086	$1,574,699
CASH AND CASH EQUIVALENTS—End of period	$2,413,769	$1,698,048
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on interest-bearing liabilities	152,359	42,429
Income taxes paid	52,664	37,277
Transfers to other real estate and repossessed vehicles from loans held for investment	1,847	5,522
Transfers from loans held for sale to loans and leases held for investment	2,783	682
See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2023 AND 2022
(Dollars in thousands, except per share and stated value amounts)
(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements include the accounts of Axos Financial, Inc. (“Axos”) and its wholly owned subsidiaries, Axos Bank (the “Bank”) and Axos Nevada Holding, LLC (“Axos Nevada Holding” and collectively, the “Company”). Axos, the Bank and Axos Nevada Holding comprise substantially all of the Company’s assets and liabilities and revenues and expenses. Axos Bank and its wholly owned subsidiaries constitute the Banking Business segment and Axos Nevada Holding and its wholly owns the subsidiaries constitute the Securities Business segment. All significant intercompany balances and transactions have been eliminated in consolidation. The Notes to the Consolidated Financial Statements are an integral part of the Company’s financial statements.
The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Certain amounts reported in prior periods have been reclassified to conform with the current presentation. Results for the three months ended September 30, 2023 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or not repeated herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2023 included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (“2023 Form 10-K”) filed with the SEC.
Significant Accounting Policies
For further information regarding the Company’s significant accounting policies see Note 1—“Organizations and Summary of Significant Accounting Policies” in the 2023 Form 10-K.
During the three months ended September 30, 2023 there were no significant updates to the Company’s significant accounting policies, other than as described below and for the adoption of the accounting standards noted herein.
New Accounting Standards
The Financial Accounting Standards Board (“FASB”) issued three Accounting Standards Updates (“ASUs”) (2020-04, 2021-04 and 2022-06) all of which provide guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying generally accepted accounting principles to contracts, hedging relationships, and other transactions impacted by reference rate reform. The provisions apply only to those transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions are optional and are effective from March 12, 2020 through December 31, 2024. The Company adopted these ASUs on July 1, 2023, and there was no impact on its financial condition or results of operations upon adoption.
In March 2022, the FASB issued ASU 2022-02 which eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted the current expected credit losses (“CECL”) model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The Company adopted this ASU on a prospective basis on July 1, 2023, and there was no impact on its financial condition or results of operations upon adoption. See Note 5—“Loans & Allowance for Credit Losses” for the new disclosures as a result of the adoption of this accounting guidance.

2.     ACQUISITIONS
On August 23, 2023, the Company agreed to acquire approximately $52 million of marine floor financing loans at par value along with other assets for an additional $2 million, primarily consisting of servicing rights as well as certain employees. The transaction was accounted for as an asset acquisition and such assets are included in the Company’s unaudited Condensed Consolidated Balance Sheets as of September 30, 2023.
3.     FAIR VALUE
The following tables sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2023 and June 30, 2023. Assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement:

	September 30, 2023
(Dollars in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading	$640	$—	$640
Securities—Available-for-sale:
Agency MBS[1]	27,624	—	27,624
Non-Agency MBS[2]	—	206,076	206,076
Municipal	3,026	—	3,026
Total—Securities—Available-for-sale	$30,650	$206,076	$236,726
Loans held for sale	$8,014	$—	$8,014
Servicing rights	$—	$29,338	$29,338
Other assets—Derivative instruments	$1,295	$—	$1,295
LIABILITIES:
Accrued expense and other liabilities—Derivative instruments	$934	$—	$934

	June 30, 2023
(Dollars in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Securities—Trading	$758	$—	$758
Securities—Available-for-sale:
Agency MBS[1]	23,947	—	23,947
Non-Agency MBS[2]	—	205,005	205,005
Municipal	3,398	—	3,398
Total—Securities—Available-for-sale	$27,345	$205,005	$232,350
Loans held for sale	$23,203	$—	$23,203
Servicing rights	$—	$25,443	$25,443
Other assets—Derivative instruments	$919	$—	$919
LIABILITIES:
Accrued expense and other liabilities—Derivative instruments	$691	$—	$691
1 Includes securities guaranteed by Ginnie Mae, a U.S. government agency, and the government sponsored enterprises Fannie Mae and Freddie Mac.
2 Private sponsors of securities collateralized primarily by first-lien mortgage loans on commercial properties or by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by Alt-A or pay-option adjustable rate mortgages (“ARMs”).

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	September 30, 2023
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency RMBS	Servicing Rights[1]	Total
Opening Balance	$205,005	$25,443	$230,448
Total gains or losses for the period:
Included in earnings—Mortgage banking and servicing rights income	—	1,858	1,858
Included in other comprehensive income	1,316	—	1,316
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	—	2,037	2,037
Settlements	(245)	—	(245)
Closing balance	$206,076	$29,338	$235,414

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$1,858	$1,858
1 Earnings from servicing rights were attributable to: time and payoffs, representing a decrease in servicing rights value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period of $0.2 million for the three months ended September 30, 2023 and an increase in servicing rights value resulting from market-driven changes in interest rates of $2.1 million for the three months ended September 30, 2023. Additions to servicing rights were related to purchases and servicing rights retained upon sale of loans held for sale.

	For the Three Months Ended
	September 30, 2022
(Dollars in thousands)	Securities – Available-for-Sale: Non-Agency RMBS	Servicing Rights[1]	Derivative Instruments, net	Total
Opening Balance	$186,814	$25,213	$464	$212,491
Total gains or losses for the period:
Included in earnings—Mortgage banking and servicing rights income	—	953	71	1,024
Included in other comprehensive income	(2,473)	—	—	(2,473)
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	—	207	—	207
Settlements	(329)	—	—	(329)
Closing balance	$184,012	$26,373	$535	$210,920

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$953	$71	$1,024
1 Earnings from servicing rights were attributable to: time and payoffs, representing a decrease in servicing rights value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period of $0.4 million for the three months ended September 30, 2022 and an increase in servicing rights value resulting from market-driven changes in interest rates of $1.4 million for the three months ended September 30, 2022. Additions to servicing rights were retained upon sale of loans held for sale.

The table below summarizes the quantitative information about Level 3 fair value measurements as of the dates indicated:

	September 30, 2023
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Non-agency MBS	$206,076	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over SOFR Swaps	0.0 to 58.1% (34.9%) 0.0 to 7.6% (2.4%) 0.0 to 68.7% (28.5%) 2.6 to 6.5% (2.6%)
Servicing Rights	$29,338	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	4.8 to 39.9% (13.0%) 1.7 to 15.8 (7.4) 9.5 to 11.5% (9.8%)

	June 30, 2023
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities – Non-agency MBS	$205,005	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	0.0 to 59.7% (32.0%) 0.0 to 7.5% (2.4%) 0.0 to 68.7% (28.5%) 2.6 to 7.5% (2.7%)
Servicing Rights	$25,443	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	6.1 to 40.1% (12.6%) 1.8 to 10.9 (7.7) 9.5 to 11.5% (9.6%)
For mortgage-backed securities, significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the projected loss severity and a directionally opposite change in the assumption used for projected prepayment rates. For servicing rights, significant increases in projected prepayment rates or discount rates in isolation would result in a significantly lower fair value measurement, while a significant increase in expected life in isolation would result in a significantly higher fair value measurement. Generally, a change in the projected prepayment rates is accompanied by a directionally opposite change in expected life.
The aggregate fair value of loans held for sale, carried at fair value, contractual balance (including accrued interest), and unrealized gain were:

(Dollars in thousands)	September 30, 2023	June 30, 2023
Aggregate fair value	$8,014	$23,203
Contractual balance	7,878	22,844
Unrealized gain	$136	$359
The total interest income and amount of gains and losses from changes in fair value included in earnings for loans held for sale were:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2023	2022
Interest income	$189	$50
Change in fair value	(129)	91
Total	$60	$141

The table below summarizes assets measured for impairment on a non-recurring basis:

	September 30, 2023
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Other real estate owned and repossessed vehicles:
Single family real estate	$—	$—	$5,574	$5,574
Multifamily real estate	—	—	1,392	1,392
Autos	$—	$—	$1,813	$1,813
Total	$—	$—	$8,779	$8,779

	June 30, 2023
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Other real estate owned and repossessed vehicles:
Single family real estate	$—	$—	$5,574	$5,574
Multifamily real estate	—	—	1,392	1,392
Autos	—	—	1,133	1,133
Total	$—	$—	$8,099	$8,099
Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $8.8 million at September 30, 2023, after write-downs of $0.4 million, and a net carrying amount of $8.1 million at June 30, 2023, after write-downs of $1.7 million.
The following table presents quantitative information about Level 3 fair value measurements for other real estate owned and repossessed vehicles measured at fair value on a non-recurring basis at the periods indicated:

	September 30, 2023
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) [1]
Other real estate owned and repossessed vehicles[2]:
Single family real estate	$5,574	Sales comparison approach	Differences between the comparable sales	62.1 to 93.6% (62.1%)
Multifamily real estate	$1,392	Sales comparison approach and income approach	Differences between the comparable sales and differences in net operating income expectations, capitalization rate	49.8% to 54.5% (49.8%)

	June 30, 2023
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) [1]
Other real estate owned and repossessed vehicles[2]:
Single family real estate	$5,574	Sales comparison approach	Differences between the comparable sales	62.1 to 93.6% (62.1%)
Multifamily real estate	$1,392	Sales comparison approach and income approach	Differences between the comparable sales and differences in net operating income expectations, capitalization rate	49.8 to 54.5%% (49.8%)
1 For other real estate owned and repossessed vehicles the ranges shown may vary positively or negatively based on the comparable sales reported in the current appraisal. In certain instances, the range can be significant due to small sample sizes and in some cases the asset being valued having limited comparable sales with similar characteristics at the time the current appraisal is conducted.
2 Repossessed vehicles are valued using third-party pricing information of comparable vehicle sales without adjustment.

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments at September 30, 2023 and June 30, 2023 were:

	September 30, 2023
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$2,413,769	$2,413,769	$—	$—	$2,413,769
Securities—trading	640	—	640	—	640
Securities—available-for-sale	236,726	—	30,650	206,076	236,726
Stock of regulatory agencies	21,533	—	21,533	—	21,533
Loans held for sale, at fair value	8,014	—	8,014	—	8,014
Loans held for investment—net	16,955,041	—	—	16,935,835	16,935,835
Securities borrowed	96,424	—	—	102,084	102,084
Customer, broker-dealer and clearing receivables	285,423	—	—	294,499	294,499
Servicing rights	29,338	—	—	29,338	29,338
Other assets - derivative instruments	1,295	—	1,295	—	1,295
Financial liabilities:
Total deposits	17,565,741	—	17,481,019	—	17,481,019
Advances from the Federal Home Loan Bank	90,000	—	82,234	—	82,234
Borrowings, subordinated notes and debentures	447,733	—	414,462	—	414,462
Securities loaned	116,446	—	—	116,097	116,097
Customer, broker-dealer and clearing payables	341,915	—	—	341,915	341,915
Accrued expense and other liabilities - derivative instruments	934	—	934	—	934

	June 30, 2023
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$2,382,086	$2,382,086	$—	$—	$2,382,086
Securities—trading	758	—	758	—	758
Securities—available-for-sale	232,350	—	27,345	205,005	232,350
Stock of regulatory agencies	21,510	—	21,510	—	21,510
Loans held for sale, at fair value	23,203	—	23,203	—	23,203
Loans held for sale, at lower of cost or fair value	776	—	—	780	780
Loans held for investment—net	16,456,728	—	—	16,417,183	16,417,183
Securities borrowed	134,339	—	—	143,461	143,461
Customer, broker-dealer and clearing receivables	374,074	—	—	386,082	386,082
Servicing rights	25,443	—	—	25,443	25,443
Other assets - derivative instruments	919	—	919	—	919
Financial liabilities:
Total deposits	17,123,108	—	17,064,084	—	17,064,084
Advances from the Federal Home Loan Bank	90,000	—	83,192	—	83,192
Borrowings, subordinated notes and debentures	361,779	—	327,564	—	327,564
Securities loaned	159,832	—	—	159,416	159,416
Customer, broker-dealer and clearing payables	445,477	—	—	445,447	445,447
Accrued expense and other liabilities - derivative instruments	691	—	691	—	691
Carrying amount is the estimated fair value for cash and cash equivalents, stock of regulatory agencies, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans, deposits, borrowings or subordinated debt and for variable rate loans, deposits, borrowings or subordinated debt with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. A discussion of the methods of valuing trading securities, available for sale securities, loans held for sale and derivatives can be found in Note 3—“Fair Value” of the 2023 Form 10-K. The fair value of off-balance sheet items is not material.

4.     SECURITIES
The amortized cost, carrying amount and fair value for the securities available-for-sale for the following periods were:

	September 30, 2023
	Trading	Available-for-sale
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
U.S. agencies[1]	$—	$31,277	$1	$(3,654)	$27,624
Non-agency[2]	—	210,027	723	(4,674)	206,076
Total mortgage-backed securities	—	241,304	724	(8,328)	233,700
Non-MBS:
Municipal	640	3,689	—	(663)	3,026
Total Non-MBS	640	3,689	—	(663)	3,026
Total debt securities	$640	$244,993	$724	$(8,991)	$236,726

	June 30, 2023
	Trading	Available-for-sale
(Dollars in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
U.S. agencies[1]	$—	$27,024	$—	$(3,077)	$23,947
Non-agency[2]	—	210,271	711	(5,977)	205,005
Total mortgage-backed securities	—	237,295	711	(9,054)	228,952
Non-MBS:
Municipal	758	3,656	—	(258)	3,398
Total Non-MBS	758	3,656	—	(258)	3,398
Total debt securities	$758	$240,951	$711	$(9,312)	$232,350
1 Includes securities guaranteed by Ginnie Mae, a U.S. government agency, and the government sponsored enterprises Fannie Mae and Freddie Mac.
2 Private sponsors of securities collateralized primarily by first-lien mortgage loans on commercial properties or by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by Alt-A or pay-option ARM mortgages.
No credit losses were recognized on available-for-sale securities in the three months ended September 30, 2023 and September 30, 2022. Based on the underlying government guarantees and other credit protection supporting our securities, no allowance for credit losses for available-for-sale debt securities was recorded at September 30, 2023 and June 30, 2023. The Company has no allowance for the available-for-sale debt securities in an unrealized loss position based on an analysis of: (1) the credit characteristics of the securities, including the forecasted cash flows, credit ratings, credit enhancement, and external government backing, as applicable, and (2) whether the Company is intending to sell or is required to sell any securities before recovering the amortized cost basis of the securities. The unrealized losses on available-for-sale securities are primarily driven by the increase in interest rates since the securities were purchased.
The face amounts of available-for-sale debt securities pledged to secure borrowings at both September 30, 2023 and June 30, 2023 were $0.9 million.
During the three months ended September 30, 2023 and 2022, the Company sold no available-for-sale securities.

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were:

	September 30, 2023
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
U.S. agencies	$7,321	$(174)	$20,134	$(3,480)	$27,455	$(3,654)
Non-agency	72,567	(53)	131,874	(4,621)	204,441	(4,674)
Total MBS	79,888	(227)	152,008	(8,101)	231,896	(8,328)
Non-MBS:
Municipal	—	—	3,026	(663)	3,026	(663)
Total Non-MBS	—	—	3,026	(663)	3,026	(663)
Total debt securities	$79,888	$(227)	$155,034	$(8,764)	$234,922	$(8,991)

	June 30, 2023
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
U.S. agencies	$3,182	$(16)	$20,642	$(3,061)	$23,824	$(3,077)
Non-agency	107,982	(1,808)	95,385	(4,169)	203,367	(5,977)
Total MBS	111,164	(1,824)	116,027	(7,230)	227,191	(9,054)
Non-MBS:
Municipal	—	—	3,398	(258)	3,398	(258)
Total Non-MBS	—	—	3,398	(258)	3,398	(258)
Total debt securities	$111,164	$(1,824)	$119,425	$(7,488)	$230,589	$(9,312)
The components of the Company’s accumulated other comprehensive income (loss) are as follows:

(Dollars in thousands)	September 30, 2023	June 30, 2023
Available-for-sale debt securities—net unrealized gains (losses)	$(8,266)	$(8,601)
Available-for-sale debt securities—non-credit related	(845)	(845)
Subtotal	(9,111)	(9,446)
Tax benefit (expense)	2,723	2,836
Net unrealized gain (loss) on investment securities in accumulated other comprehensive income (loss)	$(6,388)	$(6,610)
The following table sets forth the expected maturity distribution of our mortgage-backed securities, which is based on assumed prepayment rates, and the contractual maturity distribution of our non-MBS securities:

	At September 30, 2023
(Dollars in thousands)	Total Amount	Due Within One Year	Due after One but within Five Years	Due after Five but within Ten Years	Due After Ten Years
MBS:
Agency[1]	$31,277	$6,444	$14,821	$7,460	$2,552
Non-Agency[2]	$210,027	$127,741	$79,585	$1,640	$1,061
Total MBS	$241,304	$134,185	$94,406	$9,100	$3,613
Non-MBS:
Municipal	$3,689	$—	$—	$—	$3,689
Total Non-MBS	$3,689	$—	$—	$—	$3,689
Available-for-sale—Amortized Cost	$244,993	$134,185	$94,406	$9,100	$7,302
Available-for-sale—Fair value	$236,726	$130,977	$91,040	$8,203	$6,506
1 Includes securities guaranteed by Ginnie Mae, a U.S. government agency, and the government sponsored enterprises Fannie Mae and Freddie Mac.
2 Private sponsors of securities collateralized primarily by pools of 1-4 family residential, Alt-A or pay-option ARM mortgages and commercial mortgages.

5.    LOANS & ALLOWANCE FOR CREDIT LOSSES
The Company categorizes the loan portfolio into six segments: Single Family - Mortgage & Warehouse, Multifamily and Commercial Mortgage, Commercial Real Estate, Commercial & Industrial - Non Real Estate, Auto & Consumer and Other. For further detail of the segments of the Company’s loan portfolio, refer to Note 1—“Organizations and Summary of Significant Accounting Policies” within the 2023 Form 10-K.
The following table sets forth the composition of the loan portfolio as of the dates indicated:

(Dollars in thousands)	September 30, 2023	June 30, 2023
Single Family - Mortgage & Warehouse	$4,313,906	$4,173,833
Multifamily and Commercial Mortgage	2,961,981	3,082,225
Commercial Real Estate	6,168,626	6,199,818
Commercial & Industrial - Non-RE	3,208,969	2,639,650
Auto & Consumer	506,011	546,264
Other	2,438	10,236
Total gross loans and leases	17,161,931	16,652,026
Allowance for credit losses - loans	(170,870)	(166,680)
Unaccreted premiums (discounts) and loan fees	(36,020)	(28,618)
Total net loans and leases	$16,955,041	$16,456,728
Accrued interest receivable on loans held for investments totaled $90.8 million and $77.9 million as of September 30, 2023 and June 30, 2023, respectively.
At September 30, 2023 and June 30, 2023, the Company has pledged certain loans totaling $5,172.6 million and $5,128.4 million, respectively, to the Federal Home Loan Bank (“FHLB”) and $3,642.6 million and $3,689.5 million, respectively, to the Federal Reserve Bank of San Francisco (“FRBSF”).
The following table presents the components of the provision for credit losses:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2023	2022
Provision for credit losses - loans	$5,750	$8,750
Provision for credit losses - unfunded lending commitments	1,250	—
Total provision for credit losses	$7,000	$8,750
The following tables summarize activity in the allowance for credit losses - loans by portfolio segment for the periods indicated.

	For the Three Months Ended September 30, 2023
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at July 1, 2023	$17,503	$16,848	$72,755	$46,347	$13,212	$15	$166,680
Provision (benefit) for credit losses - loans	(10)	(974)	(1,400)	8,245	(105)	(6)	5,750
Charge-offs	(80)	—	—	—	(2,281)	—	(2,361)
Recoveries	13	—	—	—	788	—	801
Balance at September 30, 2023	$17,426	$15,874	$71,355	$54,592	$11,614	$9	$170,870

	For the Three Months Ended September 30, 2022
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at July 1, 2022	$19,670	$14,655	$69,339	$30,808	$14,114	$31	$148,617
Provision (benefit) for credit losses - loans	(1,642)	(6)	4,437	3,557	2,405	(1)	8,750
Charge-offs	(4)	—	—	—	(2,362)	—	(2,366)
Recoveries	15	—	—	18	438	—	471
Balance at September 30, 2022	$18,039	$14,649	$73,776	$34,383	$14,595	$30	$155,472

For the three months ended September 30, 2023, the allowance for credit losses for loans increased primarily due to net loan growth, mainly in the Commercial & Industrial - Non-RE portfolio, and a shift in weighting towards the more adverse forecast scenarios reflecting uncertainty in the economic environment.
Loan products within each portfolio contain varying collateral types which impact the estimate of the loss given default utilized in the calculation of the allowance. For further discussion of the model method of estimating expected lifetime credit losses to Note 1—“Organizations and Summary of Significant Accounting Policies” within the 2023 Form 10-K.
The following tables present a summary of the activity in the allowance for credit losses for off-balance sheet lending commitments for the periods indicated:

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022
BALANCE—beginning June 30	$10,473	$10,973
Provision for credit losses - unfunded lending commitments	1,250	—
BALANCE—end September 30	$11,723	$10,973
The increase in the allowance for off-balance sheet lending commitments at September 30, 2023 compared to June 30, 2023, was primarily driven by an increase in the amount of Commercial & Industrial - Non-RE unfunded commitments.
The following table presents loan-to-value (“LTV”) for the Company’s real estate loans outstanding as of September 30, 2023:

	Total Real Estate Loans	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate
Weighted-Average LTV	48.9%	57.3%	53.6%	40.7%
Median LTV	54.0%	56.9%	50.0%	41.6%
The Company’s effective weighted-average LTV was 48.7% for real estate loans originated during the three months ended September 30, 2023.
Credit Quality Disclosures. The following tables provide the composition of loans that are performing and nonaccrual by portfolio segment as of the dates indicated:

	September 30, 2023
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Performing	$4,277,324	$2,923,154	$6,142,524	$3,205,980	$503,625	$2,398	$17,055,005
Nonaccrual	$36,582	$38,827	$26,102	$2,989	$2,386	$40	$106,926
Total	$4,313,906	$2,961,981	$6,168,626	$3,208,969	$506,011	$2,438	$17,161,931
Non accrual loans to total loans							0.62%

	June 30, 2023
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Performing	$4,143,119	$3,047,122	$6,184,966	$2,636,661	$544,807	$8,191	$16,564,866
Nonaccrual	30,714	35,103	14,852	2,989	1,457	2,045	87,160
Total	$4,173,833	$3,082,225	$6,199,818	$2,639,650	$546,264	$10,236	$16,652,026
Non accrual loans to total loans							0.52%
There were no nonaccrual loans without an allowance for credit losses as of September 30, 2023 and June 30, 2023. There was no interest income recognized on nonaccrual loans in the three months ended September 30, 2023 and 2022.
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

The following tables presents the composition of loans by portfolio segment, fiscal year of origination and credit quality indicator, and the amount of gross charge-offs for the three months ended September 30, 2023:

	September 30, 2023
	Loans Held for Investment Origination Year						Revolving Loans	Total
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior
Single Family-Mortgage & Warehouse
Pass	$209,544	$673,266	$1,306,937	$514,928	$313,863	$848,948	$295,078	$4,162,564
Special Mention	—	19,368	18,998	6,468	11,028	36,745	—	92,607
Substandard	—	—	8,965	4,590	14,345	30,835	—	58,735
Doubtful	—	—	—	—	—	—	—	—
Total	209,544	692,634	1,334,900	525,986	339,236	916,528	295,078	4,313,906
Gross charge-offs	—	—	—	—	—	80	—	80
Multifamily and Commercial Mortgage
Pass	9,328	478,469	974,390	479,725	299,551	597,311	—	2,838,774
Special Mention	—	10,719	—	2,000	1,358	—	—	14,077
Substandard	—	—	13,618	17,707	35,019	42,786	—	109,130
Doubtful	—	—	—	—	—	—	—	—
Total	9,328	489,188	988,008	499,432	335,928	640,097	—	2,961,981
Gross charge-offs	—	—	—	—	—	—	—	—
Commercial Real Estate
Pass	501,339	1,867,923	2,113,338	563,541	20,737	62,928	840,449	5,970,255
Special Mention	—	—	45,130	—	7,871	15,887	—	68,888
Substandard	—	—	45,242	38,902	15,000	30,339	—	129,483
Doubtful	—	—	—	—	—	—	—	—
Total	501,339	1,867,923	2,203,710	602,443	43,608	109,154	840,449	6,168,626
Gross charge-offs	—	—	—	—	—	—	—	—
Commercial & Industrial - Non-RE
Pass	248,136	416,819	287,067	28,675	9,041	5,866	2,129,452	3,125,056
Special Mention	—	6,806	35,430	—	10,986	—	12,046	65,268
Substandard	—	—	14,624	1,032	—	2,989	—	18,645
Doubtful	—	—	—	—	—	—	—	—
Total	248,136	423,625	337,121	29,707	20,027	8,855	2,141,498	3,208,969
Gross charge-offs	—	—	—	—	—	—	—	—
Auto & Consumer
Pass	10,130	148,607	234,996	62,579	21,381	24,704	—	502,397
Special Mention	—	338	576	69	26	58	—	1,067
Substandard	—	579	1,191	385	153	239	—	2,547
Doubtful	—	—	—	—	—	—	—	—
Total	10,130	149,524	236,763	63,033	21,560	25,001	—	506,011
Gross charge-offs	—	711	1,093	378	73	26	—	2,281
Other
Pass	905	—	—	1,190	—	303	—	2,398
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	40	—	—	—	40
Doubtful	—	—	—	—	—	—	—	—
Total	905	—	—	1,230	—	303	—	2,438
Gross charge-offs	—	—	—	—	—	—	—	—
Total
Pass	979,382	3,585,084	4,916,728	1,650,638	664,573	1,540,060	3,264,979	16,601,444
Special Mention	—	37,231	100,134	8,537	31,269	52,690	12,046	241,907
Substandard	—	579	83,640	62,656	64,517	107,188	—	318,580
Doubtful	—	—	—	—	—	—	—	—
Total	$979,382	$3,622,894	$5,100,502	$1,721,831	$760,359	$1,699,938	$3,277,025	$17,161,931
As a % of total gross loans	5.71%	21.11%	29.72%	10.03%	4.43%	9.91%	19.09%	100.0%
Total gross charge-offs	$—	$711	$1,093	$378	$73	$106	$—	$2,361

	June 30, 2023
	Loans Held for Investment Origination Year						Revolving Loans	Total
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior
Single Family-Mortgage & Warehouse
Pass	$730,498	$1,346,804	$522,873	$324,458	$255,547	$639,401	$243,175	$4,062,756
Special Mention	—	7,280	7,026	8,303	12,942	18,244	6,614	60,409
Substandard	—	5,188	4,686	14,384	2,024	24,386	—	50,668
Doubtful	—	—	—	—	—	—	—	—
Total	730,498	1,359,272	534,585	347,145	270,513	682,031	249,789	4,173,833
Multifamily and Commercial Mortgage
Pass	558,787	975,186	498,744	314,383	224,592	404,222	—	2,975,914
Special Mention	—	9,691	4,636	1,360	7,705	—	—	23,392
Substandard	—	3,145	5,686	38,857	6,181	29,050	—	82,919
Doubtful	—	—	—	—	—	—	—	—
Total	558,787	988,022	509,066	354,600	238,478	433,272	—	3,082,225
Commercial Real Estate
Pass	1,867,476	2,323,095	631,500	87,059	117,928	—	960,024	5,987,082
Special Mention	29,000	43,427	—	8,457	800	15,062		96,746
Substandard	—	29,200	37,951	18,500	15,487	14,852	—	115,990
Doubtful	—	—	—	—	—	—	—	—
Total	1,896,476	2,395,722	669,451	114,016	134,215	29,914	960,024	6,199,818
Commercial & Industrial - Non-RE
Pass	488,120	358,214	29,777	14,794	2,098	—	1,707,619	2,600,622
Special Mention	—	8,221	—	11,413	—	—	600	20,234
Substandard	—	17,762	1,032	—	—	—	—	18,794
Doubtful	—	—	—	—	—	—	—	—
Total	488,120	384,197	30,809	26,207	2,098	—	1,708,219	2,639,650
Auto & Consumer
Pass	161,831	256,154	70,223	24,906	19,897	9,929	—	542,940
Special Mention	423	632	453	60	14	6	—	1,588
Substandard	350	785	233	133	162	73	—	1,736
Doubtful	—	—	—	—	—	—	—	—
Total	162,604	257,571	70,909	25,099	20,073	10,008	—	546,264
Other
Pass	5,721	—	1,306	—	—	1,164	—	8,191
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	2,000	45	—	—	—	—	2,045
Doubtful	—	—	—	—	—	—	—	—
Total	5,721	2,000	1,351	—	—	1,164	—	10,236
Total
Pass	3,812,433	5,259,453	1,754,423	765,600	620,062	1,054,716	2,910,818	16,177,505
Special Mention	29,423	69,251	12,115	29,593	21,461	33,312	7,214	202,369
Substandard	350	58,080	49,633	71,874	23,854	68,361	—	272,152
Doubtful	—	—	—	—	—	—	—	—
Total	$3,842,206	$5,386,784	$1,816,171	$867,067	$665,377	$1,156,389	$2,918,032	$16,652,026
As a % of total gross loans	23.07%	32.35%	10.91%	5.21%	4.00%	6.94%	17.52%	100.0%
The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses and evaluates credit quality based on the aging status of its loans. Certain short-term loans do not have a fixed maturity date and are treated as delinquent if not paid in full 90 days after the origination date.

The following tables provide the aging of loans by portfolio segment as of the dates indicated:

	September 30, 2023
(Dollars in thousands)	Current	30-59 Days	60-89 Days	90+ Days	Total
Single Family-Mortgage & Warehouse	$4,227,936	$26,362	$11,118	$48,490	$4,313,906
Multifamily and Commercial Mortgage	2,921,752	6,307	—	33,922	2,961,981
Commercial Real Estate	6,126,237	800	—	41,589	6,168,626
Commercial & Industrial - Non-RE	3,208,969	—	—	—	3,208,969
Auto & Consumer	498,370	4,815	1,289	1,537	506,011
Other	2,227	211	—	—	2,438
Total	$16,985,491	$38,495	$12,407	$125,538	$17,161,931
As a % of total gross loans	98.98%	0.22%	0.07%	0.73%	100.00%

	June 30, 2023
(Dollars in thousands)	Current	30-59 Days	60-89 Days	90+ Days	Total
Single Family-Mortgage & Warehouse	$4,102,150	$20,832	$7,971	$42,880	$4,173,833
Multifamily and Commercial Mortgage	3,048,217	2,705	1,124	30,179	3,082,225
Commercial Real Estate	6,173,716	11,250	—	14,852	6,199,818
Commercial & Industrial - Non-RE	2,639,650	—	—	—	2,639,650
Auto & Consumer	537,181	6,529	1,707	847	546,264
Other	8,024	68	1	2,143	10,236
Total	$16,508,938	$41,384	$10,803	$90,901	$16,652,026
As a % of total gross loans	99.14%	0.25%	0.06%	0.55%	100.00%
Loans reaching 90+ days past due are generally placed on non-accrual. As of September 30, 2023 and June 30, 2023, there were loans of $29.8 million and $14.1 million, respectively, over 90 days past due and still accruing interest as the Company expects to collect the principal and interest amounts due.
Single family mortgage loans in process of foreclosure were $18.0 million and $17.7 million as of September 30, 2023 and June 30, 2023, respectively.

    Loan Modifications to Borrowers Experiencing Financial Difficulty. The Company may grant certain modifications of loans to borrowers experiencing financial difficulty, which effective July 1, 2023, are reported as financial difficulty modifications (“FDMs”). The Company’s modification programs provide various modifications to borrowers experiencing financial difficulty which may include interest rate reductions, term extensions, payment delays and/or principal forgiveness. There were no FDMs during the three months ended September 30, 2023.
Prior to adoption of ASU 2022-02, the Company accounted for certain modifications as troubled debt restructurings (“TDRs”). Approximately 1.77% of our nonaccrual loans were considered TDRs at June 30, 2023. Borrowers that made timely payments after TDRs were considered non-performing for at least six months. Generally, after six months of timely payments, those TDRs were reclassified from the nonaccrual loan category to the performing loan category and any previously deferred interest income was recognized. The Company had no TDRs classified as performing loans at June 30, 2023.

6.    STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
The Company has an equity incentive plan, the Amended and Restated 2014 Stock Incentive Plan (the “2014 Plan”), which provides for the granting of non-qualified and incentive stock options, restricted stock and restricted stock units, stock appreciation rights and other awards to employees, directors and consultants. The 2014 Plan is designed to encourage selected employees and directors to improve operations and increase profits, and to accept or continue employment or association with the Company through participation in the growth in the value of the Company’s common stock. The Company also has an employment agreement with its Chief Executive Officer that authorizes an award of restricted stock units (the “RSU award”). For additional information regarding the Company’s stock-based compensation plans, see Note 16—“Stock-based Compensation” in the 2023 Form 10-K.
At September 30, 2023, 915,865 shares of common stock remained available for issuance pursuant to grant awards under the 2014 Plan and unrecognized compensation expense related to non-vested awards aggregated to $53.1 million and is expected to be recognized in future periods as follows:

(Dollars in thousands)	Stock Award Compensation Expense
For the fiscal year remainder:
Remainder of fiscal year 2024	$21,320
2025	19,416
2026	10,256
2027	1,879
2028	237
Total	$53,108
The following table presents the status and changes in RSUs for the periods indicated:

	RSUs	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2023	1,407,882	$41.53
Granted	631,577	42.60
Vested	(360,817)	37.62
Forfeited	(12,781)	39.57
Non-vested balance at September 30, 2023	1,665,861	$42.80
    The total fair value of shares vested for the three months ended September 30, 2023 was $14.8 million. The total fair value of shares vested for the three months ended September 30, 2022 was $12.0 million. The weighted-average remaining time period until vesting for restricted stock units as of September 30, 2023 was 1.5 years.
Common Stock Repurchases. During the three months ended September 30, 2023, the Company repurchased a total of $24.5 million, or 648,208 common shares at an average price of $37.85 per share. $6.0 million of such repurchases, or 159,297 common shares, were traded prior to September 30, 2023 but settled in October 2023. The Company repurchased an additional 963,640 shares for approximately $35 million from October 1, 2023 through October 20, 2023. The Company did not repurchase common stock during the three months ended September 30, 2022. For additional information regarding the Company’s share repurchase program see Note 15—“Stockholders’ Equity” in the 2023 Form 10-K.

7.    EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings per common share (“EPS”):

	Three Months Ended
	September 30,
(Dollars in thousands, except per share data)	2023	2022
Earnings Per Common Share
Net income	$82,645	$58,407
Average common shares issued and outstanding	58,949,038	59,854,584
Earnings per common share	$1.40	$0.98
Diluted Earnings Per Common Share
Net income	$82,645	$58,407
Average common shares issued and outstanding	58,949,038	59,854,584
Dilutive effect of average unvested RSUs	859,284	631,810
Average dilutive common shares outstanding	59,808,322	60,486,394
Diluted earnings per common share	$1.38	$0.97
For further information regarding the Company’s EPS calculation see Note 17— “Earnings per Common Share” in the 2023 Form 10-K. For the three months ended September 30, 2023 and 2022, the number of weighted average antidilutive common stock equivalents that were not included in the computation of diluted EPS, because they would have been antidilutive, was 5,348 and 251,841 respectively.
8.    COMMITMENTS AND CONTINGENCIES
Operating Leases. The Company leases office space under operating lease agreements scheduled to expire at various dates. The following table represents maturities of lease liabilities as of September 30, 2023:

(Dollars in thousands)	As of September 30, 2023
Within one year	$11,635
After one year and within two years	11,833
After two years and within three years	11,409
After three years and within four years	11,504
After four years within five years	9,869
After five years	17,841
Total lease payments	74,091
Less: amount representing interest	(6,847)
Total lease liability	$67,244
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
At September 30, 2023, the Company had unfunded commitments to originate $99.0 million million in fixed rate loans and $3,119.3 million million in variable rate loans, totaling an aggregate outstanding principal balance of $3,218.3 million million. For September 30, 2023, the Company’s fixed rate commitments to originate had a weighted-average rate of 8.44%. At September 30, 2023, the Company also had fixed rate commitments to sell loans with an aggregate outstanding principal balance of $13.2 million. At September 30, 2023, 36.0% of the commitments to originate loans are matched with commitments to sell related to conforming single family loans classified as held for sale, respectively.
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

In the normal course of business, Axos Clearing LLC.’s (“Axos Clearing”) customer activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose Axos Clearing to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and Axos Clearing has to purchase or sell the financial instrument underlying the contract at a loss. Axos Clearing’s clearing agreements with broker-dealers for which it provides clearing services requires them to indemnify Axos Clearing if customers fail to satisfy their contractual obligation.
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
On October 26, 2022, a jury verdict was reached in the case of MUFG Union Bank, N.A. v. Axos Bank, et al, awarding damages to Union Bank. Judgment on such verdict was initially entered on June 5, 2023, and a corrected judgment was entered on June 20, 2023. The Company filed a Notice of Appeal on July 6, 2023, and the plaintiff filed a Notice of Cross-Appeal on July 20, 2023. The Company recorded a $16 million accrued expense in “Accounts payable and other liabilities” on the condensed consolidated balance sheet and in “General and administrative expense” on the condensed consolidated statement of income as of and for the year ended June 30, 2023, respectively. Given the uncertainty of the appellate process and other factors that are unknown or currently unquantifiable, the Company maintained its accrual at September 30, 2023.
In view of the inherent difficulty of predicting the outcome of each legal action it is not possible to reasonably predict or estimate the eventual loss or range of loss, if any, related to each legal action.

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
The Company evaluates performance and allocates resources based on pre-tax profit or loss from operations. Certain corporate administration costs have not been allocated to the reportable segments. The Company operates through two operating segments: Banking Business and Securities Business. Inter-segment transactions are eliminated in consolidation and primarily include non-interest income earned by the Securities Business segment and non-interest expense incurred by the Banking Business segment for cash sorting fees related to deposits sourced from Securities Business segment customers, as well as interest expense paid by the Banking Business segment to each of the wholly-owned subsidiaries of the Company and to the Company itself for their operating cash held on deposit with the Business Banking segment. For more information on the Company’s operating segments, see Note 23—“Segment Reporting” in the Company’s 2023 Form 10-K.
In order to reconcile the two segments to the consolidated totals, the Company includes parent-only activities and intercompany eliminations. The following tables present the operating results, goodwill, and assets of the segments:

	For the Three Months Ended September 30, 2023
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$209,219	$5,542	$(3,606)	$211,155
Provision for credit losses	7,000	—	—	7,000
Non-interest income	12,557	34,555	(12,605)	34,507
Non-interest expense	100,786	27,523	(7,803)	120,506
Income before taxes	$113,990	$12,574	$(8,408)	$118,156

	For the Three Months Ended September 30, 2022
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$179,730	$4,275	$(3,530)	$180,475
Provision for credit losses	8,750	—	—	8,750
Non-interest income	10,712	29,165	(12,669)	27,208
Non-interest expense	100,796	24,515	(9,224)	116,087
Income before taxes	$80,896	$8,925	$(6,975)	$82,846

	As of September 30, 2023
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$61,952	$—	$97,673
Total Assets	$19,929,316	$858,141	$37,749	$20,825,206

	As of June 30, 2023
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$61,952	$—	$97,673
Total Assets	$19,396,167	$899,496	$52,806	$20,348,469

Revenue Information. The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Accounting Standards Codification (“ASC”) 606 for the periods indicated. For further information of the Company’s recognition of revenue and ASC 606 see Note 1—“Organizations and Summary of Significant Accounting Policies” in the 2023 Form 10-K.

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2023	2022
Advisory fee income	$8,219	$6,959
Broker-dealer clearing fees	5,535	5,233
Deposit service fees	680	1,106
Card fees	682	789
Bankruptcy trustee and fiduciary service fees	1,394	773
Non-interest income (in-scope ASC 606)	16,510	14,860
Non-interest income (out-of-scope ASC 606)	17,997	12,348
Total non-interest income	$34,507	$27,208

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information about the results of operations, financial condition, liquidity, off balance sheet items and capital resources of Axos Financial, Inc. and subsidiaries (collectively, “we”, “us” or the “Company”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our financial information in our 2023 Form 10-K, and the interim unaudited condensed consolidated financial statements and notes thereto contained in this report.
Some matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, the Company’s financial prospects and other projections of our performance and asset quality, our deposit balances and capital ratios, our ability to continue to grow profitably and increase our business, our ability to continue to diversify lending and deposit franchises, the anticipated timing and financial performance of other offerings, initiatives, and acquisitions, expectations of the environment in which we operate and projections of future performance. Actual results and the timing of events could differ materially from those expressed or implied in such forward-looking statements as a result of risks and uncertainties, including without limitation our ability to successfully integrate acquisitions and realize the anticipated benefits of the transactions, changes in the interest rate environment, monetary policy, inflation, government regulation, general economic conditions, changes in the competitive marketplace, conditions in the real estate markets in which we operate, risks associated with credit quality, our ability to attract and retain deposits and access other sources of liquidity, and the outcome and effects of litigation and other factors beyond our reasonable control. These and other risks and uncertainties are discussed under the heading “Item 1A. Risk Factors” herein and in our 2023 Form 10-K, which has been filed with the SEC, could case actual results to differ materially from those expressed or implied in any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. All forward-looking statements are qualified in their entirety by this cautionary statement, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.
General
Our Company is a diversified financial services company with approximately $20.8 billion in assets and approximately $33.9 billion of assets under custody and/or administration at Axos Clearing. Axos Bank (the “Bank”) provides consumer and business banking products through its digital online and mobile banking platforms, low-cost distribution channels and affinity partners. Our Bank has deposit and loan customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, commercial real estate mortgages and loans, fund and lender finance loans, asset-based loans, auto loans and other consumer loans. Our Bank generates fee income from consumer and business products including fees from loans originated for sale, deposit account service fees as well as technology and payment transaction processing fees. We offer securities products and services to independent registered investment advisors (“RIAs”) and introducing broker dealers (“IBDs”) through Axos Clearing and Axos Advisor Services (“AAS”) and direct-to-consumer securities trading and digital investment management products through Axos Invest, Inc. (“Axos Invest”). AAS and Axos Clearing generate interest and fee income by providing comprehensive securities custody services to RIAs and clearing, stock lending and margin lending services to IBDs, respectively. Axos Invest generates fee income from self-directed securities trading and margin lending and fee income from digital wealth management services to consumers. Axos Invest LLC is an introducing broker-dealer which supports direct trading. Our common stock is listed on the New York Stock Exchange under the ticker symbol “AX” and is a component of the Russell 2000® Index, the KBW Nasdaq Financial Technology Index, the S&P SmallCap 600® Index, the KBW Nasdaq Financial Technology Index, and the Travillian Tech-Forward Bank Index.
Axos Financial, Inc. is supervised and regulated as a savings and loan holding company by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and is required to file reports with, comply with the rules and regulations of, and is subject to examination by, the Federal Reserve.

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
Securities Business. The Securities Business segment includes the clearing broker-dealer, registered investment advisor custody business, and introducing broker-dealer lines of businesses. These lines of business offer products independently to their own customers as well as to Banking Business segment clients. The Securities Business also offers specialized accounting software that serves the business management, family office and wealth management industries.
Critical Accounting Estimates
The following discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements and the notes thereto, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the unaudited condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various factors and circumstances. We believe our estimates and assumptions are reasonable under the circumstances. However, actual results may differ significantly from these estimates and assumptions and could have a material effect on the carrying value of assets and liabilities, our results of operations and/or our cash flows.
Critical accounting estimates are those we consider most important to the portrayal of our financial condition and results of operations because they require our most difficult judgments, often as a result of the need to make estimates that are inherently uncertain. Our critical accounting estimates are described in detail in the 2023 Form 10-K in Note 1—“Organizations and Summary of Significant Accounting Policies” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies and Estimates.”

USE OF NON-GAAP FINANCIAL MEASURES
In addition to the results presented in accordance with GAAP, this report includes the non-GAAP financial measures adjusted earnings, adjusted earnings per common share (“Adjusted EPS”), and tangible book value per common share. Non-GAAP financial measures have inherent limitations, may not be comparable to similarly titled measures used by other companies and are not audited. Readers should be aware of these limitations and should be cautious as to their reliance on such measures. As noted below with respect to each measure, we believe the non-GAAP financial measures disclosed in this report enhance investors’ understanding of our business and performance, and our management uses these non-GAAP measures when it internally evaluates the performance of our business and makes operating decisions. However, these non-GAAP measures should not be considered in isolation, or as a substitute for GAAP basis financial measures.
We define “adjusted earnings”, a non-GAAP financial measure, as net income without the after-tax impact of non-recurring acquisition-related costs (including amortization of intangible assets related to acquisitions) and other costs (unusual or non-recurring charges). Adjusted EPS, a non-GAAP financial measure, is calculated by dividing non-GAAP adjusted earnings by the average number of diluted common shares outstanding during the period. We believe the non-GAAP measures of adjusted earnings and adjusted EPS provide useful information about the Company’s operating performance. We believe excluding the non-recurring acquisition-related costs, and other costs provides investors with an alternative understanding of our core business.
Below is a reconciliation of net income, the nearest compatible GAAP measure, to adjusted earnings and adjusted EPS (Non-GAAP) for the periods shown:

	Three Months Ended
	September 30,
(Dollars in thousands, except per share amounts)	2023	2022
Net income	$82,645	$58,407
Acquisition-related costs	2,790	2,734
Other costs[1]	—	16,000
Income tax effect	(839)	(5,526)
Adjusted earnings (Non-GAAP)	$84,596	$71,615

Average dilutive common shares outstanding	$59,808,322	$60,486,394

Diluted EPS	$1.38	$0.97
Acquisition-related costs	0.05	0.04
Other costs	—	0.26
Income tax effect	(0.02)	(0.09)
Adjusted EPS (Non-GAAP)	$1.41	$1.18
[1] Other costs for the three months ended September 30, 2022 reflect an accrual as a result of an adverse legal judgement that has not been finalized.
We define “tangible book value”, a non-GAAP financial measure, as book value adjusted for goodwill and other intangible assets. Tangible book value is calculated using common stockholders’ equity minus servicing rights, goodwill and other intangible assets. Tangible book value per common share, a non-GAAP financial measure, is calculated by dividing tangible book value by the common shares outstanding at the end of the period. We believe tangible book value per common share is useful in evaluating the Company’s capital strength, financial condition, and ability to manage potential losses.
Below is a reconciliation of total stockholders’ equity, the nearest compatible GAAP measure, to tangible book value (Non-GAAP) as of the dates indicated:

	September 30,
(Dollars in thousands, except per share amounts)	2023	2022
Common stockholders’ equity	$1,976,208	$1,700,972
Less: servicing rights, carried at fair value	29,338	26,373
Less: goodwill and intangible assets	149,572	160,429
Tangible common stockholders’ equity (Non-GAAP)	$1,797,298	$1,514,170

Common shares outstanding at end of period	58,503,976	59,998,673

Book value per common share	33.78	28.35
Less: servicing rights, carried at fair value per common share	0.50	0.44
Less: goodwill and other intangible assets per common share	2.56	2.67
Tangible book value per common share (Non-GAAP)	$30.72	$25.24

SELECTED FINANCIAL INFORMATION
The following tables set forth certain selected financial information concerning the periods indicated:
AXOS FINANCIAL, INC.
SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands)	September 30, 2023	June 30, 2023	September 30, 2022
Selected Balance Sheet Data:
Total assets	$20,825,206	$20,348,469	$18,407,078
Loans—net of allowance for credit losses	16,955,041	16,456,728	15,211,573
Loans held for sale, carried at fair value	8,014	23,203	9,463
Loans held for sale, lower of cost or fair value	—	776	10,476
Allowance for credit losses	170,870	166,680	155,472
Securities—trading	640	758	75
Securities—available-for-sale	236,726	232,350	257,634
Securities borrowed	96,424	134,339	87,622
Customer, broker-dealer and clearing receivables	285,423	374,074	410,842
Total deposits	17,565,741	17,123,108	15,176,631
Advances from the FHLB	90,000	90,000	112,500
Borrowings, subordinated debentures and other borrowings	447,733	361,779	425,818
Securities loaned	116,446	159,832	206,889
Customer, broker-dealer and clearing payables	341,915	445,477	500,584
Total stockholders’ equity	1,976,208	1,917,159	1,700,972

Capital Ratios:
Equity to assets at end of period	9.49%	9.42%	9.24%
Axos Financial, Inc.:
Tier 1 leverage (to adjusted average assets)	9.27%	8.96%	8.98%
Common equity tier 1 capital (to risk-weighted assets)	11.11%	10.94%	9.97%
Tier 1 capital (to risk-weighted assets)	11.11%	10.94%	9.97%
Total capital (to risk-weighted assets)	14.06%	13.82%	12.90%
Axos Bank:
Tier 1 leverage (to adjusted average assets)	9.99%	9.68%	10.30%
Common equity tier 1 capital (to risk-weighted assets)	11.69%	11.63%	10.87%
Tier 1 capital (to risk-weighted assets)	11.69%	11.63%	10.87%
Total capital (to risk-weighted assets)	12.65%	12.50%	11.71%
Axos Clearing LLC:
Net capital	$101,391	$35,221	$49,183
Excess capital	$96,211	$29,905	$42,324
Net capital as a percentage of aggregate debit items	39.14%	13.25%	14.34%
Net capital in excess of 5% aggregate debit items	$88,440	$21,930	$32,035

AXOS FINANCIAL, INC.
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	At or for the Three Months Ended
	September 30,
(Dollars in thousands, except per share data)	2023	2022
Selected Income Statement Data:
Interest and dividend income	$363,952	$223,786
Interest expense	152,797	43,311
Net interest income	211,155	180,475
Provision for credit losses	7,000	8,750
Net interest income after provision for credit losses	204,155	171,725
Non-interest income	34,507	27,208
Non-interest expense	120,506	116,087
Income before income tax expense	118,156	82,846
Income tax expense	35,511	24,439
Net income	$82,645	$58,407

Per Common Share Data:
Net income:
Basic	$1.40	$0.98
Diluted	$1.38	$0.97
Adjusted earnings per common share (Non-GAAP)[1]	$1.41	$1.18
Book value per common share	$33.78	$28.35
Tangible book value per common share (Non-GAAP)[1]	$30.72	$25.24

Weighted average number of common shares outstanding:
Basic	58,949,038	59,854,584
Diluted	59,808,322	60,486,394
Common shares outstanding at end of period	58,503,976	59,998,673
Common shares issued at end of period	69,826,263	69,151,152

Performance Ratios and Other Data:
Loan originations for investment	$2,605,332	$2,486,224
Loan originations for sale	52,858	70,073
Return on average assets	1.64%	1.32%
Return on average common stockholders’ equity	16.91%	13.91%
Interest rate spread[2]	3.37%	3.66%
Net interest margin[3]	4.36%	4.26%
Net interest margin[3] – Banking Business Segment	4.46%	4.50%
Efficiency ratio[4]	49.05%	55.90%
Efficiency ratio[4] – Banking Business Segment	45.44%	52.93%

Asset Quality Ratios:
Net annualized charge-offs to average loans	0.04%	0.05%
Non-performing loans and leases to total loans	0.62%	0.78%
Non-performing assets to total assets	0.56%	0.68%
Allowance for credit losses - loans to total loans held for investment	1.00%	1.01%
Allowance for credit losses - loans to non-performing loans	159.80%	129.04%
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

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2023 and 2022
For the three months ended September 30, 2023, we had net income of $82.6 million, or $1.38 per diluted share, compared to net income of $58.4 million, or $0.97 per diluted share, for the three months ended September 30, 2022.
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

	For the Three Months Ended
	September 30,
	2023			2022
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$16,651,933	$326,974	7.85%	$14,761,077	$208,338	5.65%
Interest-earning deposits in other financial institutions	2,093,366	28,510	5.45%	1,235,712	7,347	2.38%
Mortgage-backed and other investment securities[4]	233,148	3,137	5.38%	257,119	3,298	5.13%
Securities borrowed and margin lending[5]	364,938	4,995	5.47%	669,150	4,384	2.62%
Stock of the regulatory agencies	17,250	336	7.81%	28,281	419	5.93%
Total interest-earning assets	19,360,635	363,952	7.52%	16,951,339	223,786	5.28%
Non-interest-earning assets	736,962			689,230
Total assets	$20,097,597			$17,640,569
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$12,847,997	$134,359	4.18%	$7,715,655	$27,709	1.44%
Time deposits	1,173,682	11,751	4.01%	1,156,717	4,796	1.66%
Securities loaned	188,705	449	0.95%	534,538	943	0.71%
Advances from the FHLB	90,000	529	2.35%	880,348	5,163	2.35%
Borrowings, subordinated notes and debentures	419,925	5,709	5.44%	385,148	4,700	4.88%
Total interest-bearing liabilities	14,720,309	152,797	4.15%	10,672,406	43,311	1.62%
Non-interest-bearing demand deposits	2,749,567			4,517,918
Other non-interest-bearing liabilities	673,359			770,189
Stockholders’ equity	1,954,362			1,680,056
Total liabilities and stockholders’ equity	$20,097,597			$17,640,569
Net interest income		$211,155			$180,475
Interest rate spread[6]			3.37%			3.66%
Net interest margin[7]			4.36%			4.26%
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

	For the Three Months Ended
	September 30,
	2023 vs 2022
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Increase (decrease) in interest income:
Loans	$29,367	$89,269	$118,636
Interest-earning deposits in other financial institutions	7,403	13,760	21,163
Mortgage-backed and other investment securities	(317)	156	(161)
Securities borrowed and margin lending	(2,631)	3,242	611
Stock of the regulatory agencies	(193)	110	(83)
Total increase (decrease) in interest income	$33,629	$106,537	$140,166
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$27,625	$79,025	$106,650
Time deposits	71	6,884	6,955
Securities loaned	(746)	252	(494)
Advances from the FHLB	(4,634)	—	(4,634)
Borrowings, subordinated notes and debentures	444	565	1,009
Total increase (decrease) in interest expense	$22,760	$86,726	$109,486
Net Interest Income
For the three months ended September 30, 2023, net interest income totaled $211.2 million, an increase of 17.0% compared to net interest income of $180.5 million for the three months ended September 30, 2022. Net interest margin, defined as annualized net interest income divided by average interest-earning assets, increased by 10 basis points to 4.36% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
For the three months ended September 30, 2023, total interest and dividend income increased 62.6%, primarily due to a $118.6 million increase in interest income from loans, attributable to a 220 basis point increase in rates earned and a $1.9 billion increase in average balances, and a $21.2 million increase in interest income from deposits placed with other financial institutions, attributable to a $0.9 billion increase in average balances and 307 basis point increase in rates earned.
For the three months ended September 30, 2023, total interest expense increased 252.8%, primarily due to a $106.7 million interest expense increase from demand and savings deposits, attributable to a 274 basis point and $5.1 billion increase in average balances.
Provision for Credit Losses
The provision for credit losses was $7.0 million for the three months ended September 30, 2023 compared to $8.8 million for the three months ended September 30, 2022. The provision for credit losses for loans of $5.8 million for the three months ended September 30, 2023 was primarily due to net loan growth, mainly in the Commercial & Industrial - Non-RE portfolio, and a shift in weighting towards the more adverse forecast scenarios reflecting uncertainty in the economic environment and the provision for credit losses for unfunded commitments of $1.2 million for the three months ended September 30, 2023 was primarily driven by an increase in the amount of Commercial & Industrial - Non-RE unfunded commitments. Provisions for credit losses are charged to income to bring the allowance for credit losses for loans and unfunded lending commitments to a level deemed appropriate by management based on the factors discussed under the heading “Financial Condition—Asset Quality and Allowance for Credit Losses - Loans.”

Non-Interest Income
The following table sets forth information regarding our non-interest income for the periods shown:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2023	2022	Inc (Dec)
Broker-dealer fee income	12,477	9,178	3,299
Advisory fee income	8,219	6,959	1,260
Banking and service fees	8,350	6,514	1,836
Mortgage banking and servicing rights income	3,878	3,365	513
Prepayment penalty fee income	1,583	1,192	391
Total non-interest income	$34,507	$27,208	$7,299
For the three months ended September 30, 2023, non-interest income increased by $7.3 million, or 27%, primarily due to an increase of $3.3 million in broker-dealer fee income which was driven by higher rates earned on cash sorting balances at non-affiliated banks, an increase of $1.8 million in banking and service fees from higher unused commercial line of credit fees, incremental technology revenues and a $1.3 million increase in advisory fee income attributable to higher mutual fund fee income and higher average assets under custody. Mortgage banking and servicing rights income increased by $0.5 million to $3.9 million for the three months ended September 30, 2023, primarily due to a $1.9 million servicing right adjustment for the marine loans, partially offset by lower mortgage sales activity.
Non-Interest Expense
The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2023	2022	Inc (Dec)
Salaries and related costs	$55,811	$46,996	$8,815
Data and operational processing	16,084	14,022	2,062
Depreciation and amortization	5,878	6,094	(216)
Advertising and promotional	10,375	6,370	4,005
Professional services	9,811	8,087	1,724
Occupancy and equipment	3,846	4,054	(208)
FDIC and regulator fees	4,449	3,735	714
Broker-dealer clearing charges	4,012	2,829	1,183
General and administrative	10,240	23,900	(13,660)
Total non-interest expenses	$120,506	$116,087	$4,419
For the three months ended September 30, 2023, non-interest expense increased $4.4 million, or 3.8%, primarily due to increases of:
•$8.8 million in salaries and related costs primarily due to increased headcount and salaries;
•$4.0 million in advertising and promotional expense primarily due to deposit marketing;
•$2.1 million in data and operational processing expense primarily due to enhancements of core processing systems, customer interfaces and clearing and custody technology programs; and
•$1.7 million in professional services primarily due to higher consulting expenses.
These increases were partially offset by a $13.7 million decrease in general and administrative expenses, primarily reflecting the absence of a $16.0 million accrual in the prior year quarter for an adverse legal judgment that has not been finalized.

Provision for Income Taxes
Income tax expense was $35.5 million for the three months ended September 30, 2023, compared to $24.4 million for three months ended September 30, 2022. Our effective income tax rates for the three months ended September 30, 2023 and 2022 were 30.05% and 29.50%, respectively.
SEGMENT RESULTS
Our Company determines reportable segments based on the services offered, the significance of the services offered, the significance of those services to our Company’s financial condition and operating results and management’s regular review of the operating results of those services. Our Company operates through two operating segments: Banking Business and Securities Business. In order to reconcile the two segments to the consolidated totals, our Company includes parent-only activities and intercompany eliminations. Inter-segment transactions are eliminated in consolidation and primarily include non-interest income earned by the Securities Business segment and non-interest expense incurred by the Banking Business segment for cash sorting fees related to deposits sourced from Securities Business segment customers, as well as interest expense paid by the Banking Business segment to each of the wholly-owned subsidiaries of our Company and to our Company itself for their operating cash held on deposit with the Banking Business segment. The following tables present the operating results of the segments:

	For the Three Months Ended September 30, 2023
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$209,219	$5,542	$(3,606)	$211,155
Provision for credit losses	7,000	—	—	7,000
Non-interest income	12,557	34,555	(12,605)	34,507
Non-interest expense	100,786	27,523	(7,803)	120,506
Income before taxes	$113,990	$12,574	$(8,408)	$118,156

	For the Three Months Ended September 30, 2022
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$179,730	$4,275	$(3,530)	$180,475
Provision for credit losses	8,750	—	—	8,750
Non-interest income	10,712	29,165	(12,669)	27,208
Non-interest expense	100,796	24,515	(9,224)	116,087
Income before taxes	$80,896	$8,925	$(6,975)	$82,846
Banking Business
For the three months ended September 30, 2023, our Banking Business segment had income before taxes of $114.0 million, compared to income before taxes of $80.9 million for the three months ended September 30, 2022.
For the three months ended September 30, 2023 , the Banking Business segment’s net interest income increased $29.5 million, or 16.4%, compared to net interest income for the three months ended September 30, 2022. The increase in net interest income was primarily due to an increase in interest income from loans and from deposits in other financial institutions, primarily attributable to higher rates earned and average balances, partially offset by higher rates paid and higher average interest-bearing deposit balances.
For the three months ended September 30, 2023, the Banking Business segment’s non-interest income increased $1.8 million, or 17.2%, compared to non-interest income for the three months ended September 30, 2022. The increase in non-interest income was primarily due to an increase in banking and service fees from higher unused commercial line of credit fees.
For the three months ended September 30, 2023, the Banking Business segment’s non-interest expense remained consistent compared to non-interest expense for the three months ended September 30, 2023. Increases in salaries and related costs driven by increased headcount, increases in advertising and promotional expense related to deposit marketing and increases in professional services from higher consulting expenses were offset by the absence of a $16.0 million accrual in the prior year quarter for an adverse legal judgment that has not been finalized.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents our Banking Business segment’s information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin for the three months ended September 30, 2023 and 2022:

	For the Three Months Ended
	September 30,
	2023			2022
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$16,630,634	$326,656	7.86%	$14,735,034	$208,010	5.65%
Interest-earning deposits in other financial institutions	1,866,414	25,716	5.51%	929,206	5,631	2.42%
Mortgage-backed and other investment securities[4]	239,485	3,174	5.30%	275,975	3,371	4.89%
Stock of the regulatory agencies	17,250	336	7.81%	28,281	418	5.91%
Total interest-earning assets	18,753,783	355,882	7.59%	15,968,496	217,430	5.45%
Non-interest-earning assets	380,657			312,320
Total assets	$19,134,440			$16,280,816
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$12,925,819	$134,383	4.16%	$7,809,552	$27,741	1.42%
Time deposits	1,173,682	11,751	4.01%	1,156,717	4,796	1.66%
Advances from the FHLB	90,000	529	2.35%	880,348	5,163	2.35%
Borrowings, subordinated notes and debentures	33	—	—%	22	—	—%
Total interest-bearing liabilities	14,189,534	146,663	4.13%	9,846,639	37,700	1.53%
Non-interest-bearing demand deposits	2,819,139			4,583,593
Other non-interest-bearing liabilities	207,794			190,997
Stockholders’ equity	1,917,973			1,659,587
Total liabilities and stockholders’ equity	$19,134,440			$16,280,816
Net interest income		$209,219			$179,730
Interest rate spread[5]			3.46%			3.92%
Net interest margin[6]			4.46%			4.50%
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

	For the Three Months Ended
	September 30,
	2023 vs 2022
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Increase / (decrease) in interest income:
Loans	$29,364	$89,282	$118,646
Interest-earning deposits	8,864	11,221	20,085
Securities	(467)	270	(197)
Stock of the regulatory agencies, at cost	(192)	110	(82)
Total increase (decrease) in interest income	$37,569	$100,883	$138,452
Increase / (decrease) in interest expense:
Interest-bearing demand and savings	$27,031	$79,611	$106,642
Time deposits	71	6,884	6,955
Advances from the FHLB	(4,634)	—	(4,634)
Total increase (decrease) in interest expense	$22,468	$86,495	$108,963
We consider the ratios shown in the table below to be key indicators of the performance of our Banking Business segment:

	For the Three Months Ended September 30,
	2023	2022
Efficiency ratio	45.44%	52.93%
Return on average assets	1.65%	1.66%
Interest rate spread	3.46%	3.92%
Net interest margin	4.46%	4.50%
Our Banking Business segment’s net interest margin exceeds our consolidated net interest margin. Our consolidated net interest margin includes certain items that are not reflected in the calculation of our net interest margin within our Banking Business and reduce our consolidated net interest margin, such as the borrowing costs at our Company and the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in our Securities Business, including items related to securities financing operations.

Securities Business
For the three months ended September 30, 2023, our Securities Business segment had income before taxes of $12.6 million, compared to income before taxes of $8.9 million for the three months ended September 30, 2022.
For the three months ended September 30, 2023, net interest income increased $1.3 million, or 30%, compared to net interest income for the three months ended September 30, 2022. The increase was primarily driven by an increase in rates earned on interest bearing cash deposit balances and margin lending, partially offset by higher average balances and rates on borrowings.
For the three months ended September 30, 2023, non-interest income increased $5.4 million, or 18%, compared to non-interest income for the three months ended September 30, 2022. The increase in non-interest income was primarily due to higher rates earned on cash sorting balances at non-affiliated banks, incremental technology revenues and an increase in advisory fee income attributable to higher mutual fund fee income and higher average assets under custody.

For the three months ended September 30, 2023, non-interest expense increased $3.0 million, or 12%, compared to non-interest expense for the three months ended September 30, 2022. The increase was primarily related to an increase in salaries and related costs on higher headcount and salaries, as well as higher broker-dealer clearing charges.
The following table provides selected information for Axos Clearing as of each period indicated:

(Dollars in thousands)	September 30, 2023	June 30, 2023
FDIC insured deposit program balances at banks	$1,563,867	$1,627,053
Margin balances	$221,790	$205,880
Cash reserves for the benefit of customers	$252,007	$149,059
Securities lending:
Interest-earning assets – securities borrowed	$96,424	$134,339
Interest-bearing liabilities – securities loaned	$116,446	$159,832
FINANCIAL CONDITION
Balance Sheet Analysis
Our total assets increased $0.5 billion, or 2.3%, to $20.8 billion, as of September 30, 2023, up from $20.3 billion at June 30, 2023. The increase in total assets was primarily due to an increase of $0.5 billion in loans. Total liabilities increased $0.4 billion, primarily from an increase in deposits of $0.4 billion.
Loans
Net loans held for investment increased 3.0% to $17.0 billion at September 30, 2023, up from $16.5 billion at June 30, 2023. The increase in the loan portfolio was primarily due to loan originations of $2.6 billion, partially offset by loan repayments of $2.2 billion.
The following table sets forth the composition of the loan portfolio as of the dates indicated:

	September 30, 2023		June 30, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single Family - Mortgage & Warehouse	$4,313,906	25.1%	$4,173,833	25.1%
Multifamily and Commercial Mortgage	2,961,981	17.3%	3,082,225	18.5%
Commercial Real Estate	6,168,626	35.9%	6,199,818	37.2%
Commercial & Industrial - Non-RE	3,208,969	18.7%	2,639,650	15.8%
Auto & Consumer	506,011	2.9%	546,264	3.3%
Other	2,438	0.1%	10,236	0.1%
Total gross loans	17,161,931	100.0%	16,652,026	100.0%
Allowance for credit losses - loans	(170,870)		(166,680)
Unaccreted discounts and loan fees	(36,020)		(28,618)
Total net loans	$16,955,041		$16,456,728

The Bank originates some single-family interest-only loans with terms that include repayments that are less than the repayments for fully amortizing loans. The Bank’s lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Bank monitors and performs reviews of interest only loans as part of its loan portfolio management process. Adverse trends reflected in the Company’s delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of September 30, 2023, the Company had $1.4 billion of interest-only mortgage loans with a weighted average LTV of 57.6%.

Asset Quality and Allowance for Credit Losses - Loans
Non-performing Assets
Non-performing loans are comprised of those 90 days or more past due and other non-accrual loans. Non-performing assets include non-performing loans plus, other real estate owned and repossessed vehicles. At September 30, 2023, our non-performing loans totaled $106.9 million, or 0.62% of total gross loans and our total non-performing assets totaled $115.7 million, or 0.56%, of total assets.
Non-performing loans and foreclosed assets or “non-performing assets” consisted of the following as of the dates indicated:

(Dollars in thousands)	September 30, 2023	June 30, 2023	Inc (Dec)
Non-performing assets:
Non-accrual loans:
Single Family - Mortgage & Warehouse	$36,582	$30,714	$5,868
Multifamily and Commercial Mortgage	38,827	35,103	3,724
Commercial Real Estate	26,102	14,852	11,250
Commercial & Industrial - Non-RE	2,989	2,989	—
Auto & Consumer	2,386	1,457	929
Other	40	2,045	(2,005)
Total non-performing loans	$106,926	$87,160	$19,766
Foreclosed real estate	6,966	6,966	—
Repossessed—Autos	1,813	1,133	680
Total non-performing assets	$115,705	$95,259	$20,446
Total non-performing loans as a percentage of total loans	0.62%	0.52%	0.10%
Total non-performing assets as a percentage of total assets	0.56%	0.47%	0.09%

Total non-performing assets increased from $95.3 million at June 30, 2023 to $115.7 million at September 30, 2023. The increase in non-performing assets was primarily attributable to increases in commercial real estate and single-family mortgage loans.
Management establishes an allowance for credit losses based upon its evaluation of the expected lifetime credit losses related to the amortized cost basis of loans on the balance sheet. The net charge-off rate for the three months ended September 30, 2023 was 0.04%, compared to 0.05% for the three months ended September 30, 2022. Of the 0.04% of net charge-offs for the three months ended September 30, 2023, 0.02% were related to Auto loans covered by insurance policies. For additional information regarding the Company’s allowance for credit losses see Note 5—“Loans and Allowance for Credit Losses” in the Condensed Consolidated Financial Statements. For a discussion of the provision for credit losses for the three months ended September 30, 2023, see “Results of Operations—Provision for Credit Losses.” We believe that the lower average LTV in the loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks. The resolution of existing other real estate owned and non-performing loans should not have a significant adverse impact on our operating results.

Investment Securities
Total investment securities were $237.4 million as of September 30, 2023, compared with $233.1 million at June 30, 2023. During the three months ended September 30, 2023, we purchased $4.8 million investment securities and received principal repayments of approximately $0.7 million in our available-for-sale portfolio. The remainder of the change for the available-for-sale portfolio is attributable to unrealized losses and accretion.
Deposits
Deposits increased by $0.4 billion, or 2.6%, to $17.6 billion at September 30, 2023, from $17.1 billion at June 30, 2023. Interest bearing demand and savings decreased $0.7 billion and time deposits decreased $0.2 billion. Non-interest bearing deposits were relatively unchanged at $2.9 billion as of September 30, 2023, compared with June 30, 2023.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	September 30, 2023		June 30, 2023
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$2,875,432	—%	$2,898,150	—%
Interest-bearing:
Demand	3,217,841	3.27%	3,334,615	2.43%
Savings	10,359,145	4.73%	9,575,781	4.20%
Total interest-bearing demand and savings	13,576,986	4.38%	12,910,396	3.74%
Time deposits:
$250 and under[2]	734,451	3.59%	932,436	3.72%
Greater than $250	378,872	4.59%	382,126	4.36%
Total time deposits	1,113,323	3.93%	1,314,562	3.91%
Total interest bearing[2]	14,690,309	4.35%	14,224,958	3.76%
Total deposits	$17,565,741	3.64%	$17,123,108	3.12%
1 Based on weighted-average stated interest rates at end of period.
2 The total interest-bearing includes brokered deposits of $1,852.6 million and $2,028.5 million as of September 30, 2023 and June 30, 2023, respectively, of which $516.7 million and $690.9 million, respectively, are time deposits classified as $250,000 and under.
The following table sets forth the number of accounts by type as of the date indicated:

	September 30, 2023	June 30, 2023	September 30, 2022
Non-interest bearing	46,647	45,640	43,539
Interest-bearing checking and savings accounts	447,288	427,299	351,988
Time deposits	5,976	6,340	8,134
Total number of accounts	499,911	479,279	403,661
Total deposits that exceeded the FDIC insurance limit of $250,000 or were not collateralized at both September 30, 2023 and June 30, 2023 were $1.7 billion. The maturities of certificates of deposit that exceeded the FDIC insurance limit of $250,000 at September 30, 2023 were as follows:

(Dollars in thousands)	September 30, 2023
3 months or less	$185,300
3 months to 6 months	143,748
6 months to 12 months	19,523
Over 12 months	30,301
Total	$378,872
Borrowings
The following table sets forth the composition of our borrowings and the interest rates at the dates indicated:

	September 30, 2023		June 30, 2023		September 30, 2022
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB Advances	$90,000	2.32%	$90,000	2.32%	$112,500	2.27%
Borrowings, subordinated notes and debentures	447,733	5.27%	361,779	4.69%	425,818	4.13%
Total borrowings	$537,733	4.78%	$451,779	4.22%	$538,318	3.74%

Weighted average cost of borrowings during the quarter	4.89%		4.58%		3.12%
Borrowings as a percent of total assets	2.58%		2.22%		2.92%
We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the origination of loans and to provide us with interest rate risk protection should rates rise.

Stockholders’ Equity
Stockholders’ equity increased $59.0 million to $1,976.2 million at September 30, 2023, compared to $1,917.2 million at June 30, 2023. The increase was primarily the result of net income for the three months ended September 30, 2023 of $82.6 million, partially offset by purchases of treasury stock of $24.5 million.
During the three months ended September 30, 2023, the Company repurchased 648,208 shares of common stock at an average price of $37.85 per share. The Company had $79.1 million remaining under the 2023 Board authorized stock repurchase program as of September 30, 2023. The Company repurchased an additional 963,640 shares for approximately $35 million from October 1, 2023 through October 20, 2023.
LIQUIDITY
Cash flow information is as follows:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2023	2022
Operating Activities	$33,870	$70,821
Investing Activities	$(505,965)	$(1,150,290)
Financing Activities	$503,778	$1,202,818
During the three months ended September 30, 2023, we had net cash inflows from operating activities of $33.9 million compared to inflows of $70.8 million for the three months ended September 30, 2022. Net operating cash inflows and outflows fluctuate primarily due to the timing of the following: originations of loans held for sale, proceeds from loan sales, securities borrowed and loaned, and customer, broker-dealer and clearing receivables and payables and changes in other assets and payables.
Net cash outflows from investing activities totaled $506.0 million for the three months ended September 30, 2023, while outflows totaled $1,150.3 million for the three months ended September 30, 2022. The decrease in outflows was primarily due to higher principal repayments, partially offset by increased originations and purchases of loans held for investment related to the acquisition of marine floor financing loans in the three months ended September 30, 2023.
Net cash inflows from financing activities totaled $503.8 million for the three months ended September 30, 2023, compared to net cash inflows from financing activities of $1,202.8 million for the three months ended September 30, 2022. The primary driver behind the decrease in net cash inflows was a lower net increase in deposits in the three months ended September 30, 2023.
As of September 30, 2023, the Bank could borrow up to 35% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and investment securities to the FHLB. At September 30, 2023, the Company had $2,894.4 million available immediately and $3,894.3 million available with additional collateral and the Company had $5,172.6 million of loans and $162 thousand of securities pledged to the FHLB. We also had five unsecured federal funds purchase lines with five different banks totaling $250 million, under which no borrowings were outstanding at September 30, 2023.
The Bank has the ability to borrow short-term from the Federal Reserve Bank of San Francisco Discount Window. At September 30, 2023, the Bank did not have any borrowings outstanding and the amount available from this source was $2,862.4 million. The credit line is collateralized by consumer loans and mortgage-backed securities. At September 30, 2023 we had $3,642.6 million of loans pledged to the Federal Reserve Bank of San Francisco.
Axos Clearing has a total of $150 million in secured lines of credit for borrowing, as needed. As of September 30, 2023, there was $69.5 million outstanding on this credit facility. This credit facility bears interest at rates based on the Federal Funds rate and is due upon demand.
Axos Clearing also has $190 million of unsecured lines of credit available for limited purpose borrowing, which includes $100 million from Axos Financial, Inc. As of September 30, 2023, there was $43.4 million outstanding on this credit facility after elimination of intercompany balances. This credit facility bears interest at rates based on the Federal Funds rate and is due upon demand.
We view our liquidity sources to be stable and adequate for our anticipated needs and contingencies for both the short- and long-term. Due to the diversified sources of our deposits, while maintaining approximately 90% of our total Bank deposits in insured or collateralized accounts as of September 30, 2023, we believe we have the ability to increase our level of deposits, and have available other potential sources of funding, to address our liquidity needs for the foreseeable future.
OFF-BALANCE SHEET COMMITMENTS
At September 30, 2023, we had unfunded commitments to originate loans with an aggregate outstanding principal balance of $3,218.3 million, and commitments to sell loans with an aggregate outstanding principal balance of $13.2 million. We have no commitments to purchase investment securities as of September 30, 2023.
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
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank to maintain minimum ratios of tier 1 capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. At September 30, 2023, our Company and Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since September 30, 2023 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Company and Bank both elected the five-year current expected credit losses (“CECL”) transition guidance for calculating regulatory capital and ratios and the September 30, 2023 and June 30, 2023 amounts reflect this election. This guidance allowed an entity to add back to regulatory capital 100% of the impact of the day-one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through June 30, 2023. Through fiscal year 2024, this cumulative amount is phased out of regulatory capital at 50% and the cumulative amount will be 100% phased out of regulatory capital beginning in fiscal year 2026.

The Company’s and Bank’s estimated capital amounts, capital ratios and capital requirements under Basel III were as follows:

	Axos Financial, Inc.		Axos Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	September 30, 2023	June 30, 2023	September 30, 2023	June 30, 2023
Regulatory Capital:
Tier 1	$1,849,512	$1,796,352	$1,908,523	$1,866,705
Common equity tier 1	$1,849,512	$1,796,352	$1,908,523	$1,866,705
Total capital	$2,340,058	$2,269,237	$2,066,485	$2,007,006

Assets:
Average adjusted	$19,958,125	$20,059,002	$19,104,823	$19,284,378
Total risk-weighted	$16,643,750	$16,414,213	$16,329,763	$16,054,633

Regulatory Capital Ratios:
Tier 1 leverage (to adjusted average assets)	9.27%	8.96%	9.99%	9.68%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	11.11%	10.94%	11.69%	11.63%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	11.11%	10.94%	11.69%	11.63%	8.00%	6.00%
Total capital (to risk-weighted assets)	14.06%	13.82%	12.65%	12.50%	10.00%	8.00%
Basel III requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At September 30, 2023 and June 30, 2023, our Company and Bank were in compliance with the capital conservation buffer requirement, which sets the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums to 7.0%, 8.5% and 10.5%, respectively.
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
The net capital positions of Axos Clearing were as follows:

(Dollars in thousands)	September 30, 2023	June 30, 2023
Net capital	$101,391	$35,221
Excess Capital	$96,211	$29,905

Net capital as a percentage of aggregate debit items	39.14%	13.25%
Net capital in excess of 5% aggregate debit items	$88,440	$21,930
Axos Clearing, as a clearing broker, is subject to SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the benefit of customers. At September 30, 2023, the Company calculated a deposit requirement of $174.1 million and maintained a deposit of $228.4 million. On October 2, 2023, the Company made a withdrawal of $39.0 million.
Certain broker-dealers have chosen to maintain brokerage customer accounts at Axos Clearing. To allow these broker-dealers to classify their assets held by the Company as allowable assets in their computation of net capital, the Company computes a separate reserve requirement for Proprietary Accounts of Brokers (“PAB”). At September 30, 2023, the Company

calculated a deposit requirement of $16.8 million and maintained a deposit of $23.6 million. On October 3, 2023, the Company made a deposit of $9.0 million.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For further discussion of the Company’s market risk, see Item 7A—“Quantitative and Qualitative Disclosures About Market Risk” in the 2023 Form 10-K.
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
Banking Business
The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at September 30, 2023 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	September 30, 2023
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$2,128,458	$—	$—	$—	$2,128,458
Mortgage-backed and other investment securities[1]	208,124	3,278	14,774	16,669	242,845
Stock of the FHLB, at cost	17,250	—	—	—	17,250
Loans[2]	11,868,676	1,264,688	3,762,371	209,367	17,105,102
Loans held for sale	8,014	—	—	—	8,014
Total interest-earning assets	14,230,522	1,267,966	3,777,145	226,036	19,501,669
Non-interest earning assets	—	—	—	—	427,658
Total assets	$14,230,522	$1,267,966	$3,777,145	$226,036	$19,929,327
Interest-bearing liabilities:
Interest-bearing deposits[3]	$8,244,752	$6,367,010	$153,349	$118	$14,765,229
Advances from the FHLB	—	—	30,000	60,000	90,000
Total interest-bearing liabilities	8,244,752	6,367,010	183,349	60,118	14,855,229
Other non-interest-bearing liabilities	—	—	—	—	3,138,062
Stockholders’ equity	—	—	—	—	1,936,036
Total liabilities and equity	$8,244,752	$6,367,010	$183,349	$60,118	$19,929,327
Net interest rate sensitivity gap	$5,985,770	$(5,099,044)	$3,593,796	$165,918	$4,646,440
Cumulative gap	$5,985,770	$886,726	$4,480,522	$4,646,440	$4,646,440
Net interest rate sensitivity gap—as a % of total interest earning assets	30.69%	(26.15)%	18.43%	0.85%	23.83%
Cumulative gap—as % of total cumulative interest earning assets	30.69%	4.55%	22.98%	23.83%	23.83%
1 Comprised of U.S. government securities, mortgage-backed securities and other securities, which are classified as trading and available-for-sale. The table reflects contractual repricing dates.
2 Loans includes loan premiums, discounts and unearned fees. The table reflects either contractual repricing dates, or maturities.
3 The table assumes that the principal balances for demand deposits and savings accounts will reprice in the first year.

The above table provides an approximation of the projected re-pricing of assets and liabilities at September 30, 2023 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are based on historical experience. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience. Actual repayments of these instruments could vary substantially if future experience differs from our historic experience.

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
The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the future 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity, we assume no growth in the balance sheet other than for retained earnings:

	As of September 30, 2023
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$1,114,749	19.9%	$1,115,044	9.0%
Base	$930,076	—%	$1,022,953	—%
Down 200 basis points	$830,228	(10.7)%	$958,412	(6.3)%
We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We analyze the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the underlying interest rate curves.
The following table indicates the sensitivity of market value of equity to the interest rate movement described above:

	As of September 30, 2023
(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 200 basis points	$1,904,855	(4.4)%	9.7%
Up 100 basis points	$1,963,356	(1.5)%	9.9%
Base	$1,993,257	—%	10.0%
Down 100 basis points	$1,991,616	(0.1)%	10.0%
Down 200 basis points	$2,049,225	2.8%	10.1%
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
ITEM 4.CONTROLS AND PROCEDURES
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In addition, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023 (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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

PART II—OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
The information set forth in Note 8—“Commitments And Contingencies” to the Unaudited Condensed Consolidated Financial Statements is incorporated herein by reference.
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
ITEM 1A.RISK FACTORS
We face a variety of risks that are inherent in our business and our industry. These risks are described in more detail under Item 1A. “Risk Factors” in our 2023 Form 10-K. We encourage you to read these factors in their entirety. Moreover, other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth our market repurchases of Axos common stock and the Axos common shares retained in connection with net settlement of restricted stock awards during the quarter ended September 30, 2023.

(Dollars in thousands, except per share data)	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases[1,2]
Quarter Ended September 30, 2023
July 1, 2023 to July 31, 2023	7,435	$38.12	7,435	$103,378
August 1, 2023 to August 31, 2023	—	$—	—	$103,378
September 1, 2023 to September 30, 2023	640,773	$37.85	640,773	$79,126
For the Three Months Ended September 30, 2023	648,208	$37.85	648,208	$79,126

Stock Retained in Net Settlement[3]
July 1, 2023 to July 31, 2023	252
August 1, 2023 to August 31, 2023	97,768
September 1, 2023 to September 30, 2023	53,648
For the Three Months Ended September 30, 2023	151,668
1 On April 27, 2023, the Company announced a program to repurchase up to $100 million of its common stock. The share repurchase authorization is in addition to the existing share repurchase plan announced on August 6, 2019. The share repurchase program will continue in effect until terminated by the Board of Directors of the Company.
2 On August 6, 2019, the Company announced a program to repurchase up to $100 million of its common stock. Purchases were made in open-market transactions and the remaining capacity was used in its entirety in the three months ended September 30, 2023.
3 The Amended and Restated 2014 Stock Incentive Plan permits net settlement of stock issuances related to equity awards for purposes of payment of a grantee’s minimum income tax obligation. Stock Retained in Net Settlement was purchased at the vesting price of the associated restricted stock unit.
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

Axos Financial, Inc.

Dated:	October 26, 2023	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	October 26, 2023	By:	/s/ Derrick K. Walsh
Derrick K. Walsh Executive Vice President and Chief Financial Officer (Principal Financial Officer)