Form 10-Q
period 2023-12-31
Axos Financial, Inc.
filed 2024-01-30
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock on the last practicable date: 56,898,609 shares of common stock, $0.01 par value per share, as of January 23, 2024.

AXOS FINANCIAL, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except par and stated value)	December 31, 2023	June 30, 2023
ASSETS
Cash and cash equivalents	$1,568,768	$2,233,027
Cash segregated for regulatory purposes	194,955	149,059
Total cash, cash equivalents and cash segregated	1,763,723	2,382,086
Trading securities	329	758
Available-for-sale securities	239,812	232,350
Stock of regulatory agencies	21,534	21,510
Loans held for sale, carried at fair value	13,468	23,203
Loans held for sale, lower of cost or fair value	—	776
Loans—net of allowance for credit losses of $251,749 as of December 31, 2023 and $166,680 as of June 30, 2023	18,264,354	16,456,728
Servicing rights, carried at fair value	28,043	25,443
Securities borrowed	145,176	134,339
Customer, broker-dealer and clearing receivables	265,857	374,074
Goodwill and other intangible assets—net	146,793	152,149
Other assets	734,675	545,053
TOTAL ASSETS	$21,623,764	$20,348,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	2,833,657	2,898,150
Interest bearing	15,370,255	14,224,958
Total deposits	18,203,912	17,123,108
Advances from the Federal Home Loan Bank	90,000	90,000
Borrowings, subordinated notes and debentures	341,086	361,779
Securities loaned	155,492	159,832
Customer, broker-dealer and clearing payables	368,885	445,477
Accounts payable and other liabilities	386,165	251,114
Total liabilities	19,545,540	18,431,310
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock—$0.01 par value; 150,000,000 shares authorized; 69,828,709 shares issued and 56,898,377 shares outstanding as of December 31, 2023; 69,465,446 shares issued and 58,943,035 shares outstanding as of June 30, 2023	698	695
Additional paid-in capital	493,268	479,878
Accumulated other comprehensive income (loss)—net of income tax	(3,919)	(6,610)
Retained earnings	1,970,025	1,735,609
Treasury stock, at cost; 12,930,332 shares as of December 31, 2023 and 10,522,411 shares as of June 30, 2023	(381,848)	(292,413)
Total stockholders’ equity	2,078,224	1,917,159
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,623,764	$20,348,469

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except earnings per common share)	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$357,852	$255,661	$684,826	$463,999
Securities borrowed and customer receivables	5,467	4,321	10,462	8,705
Investments and other	31,344	19,606	63,327	30,670
Total interest and dividend income	394,663	279,588	758,615	503,374
INTEREST EXPENSE:
Deposits	160,181	71,348	306,291	103,853
Advances from the Federal Home Loan Bank	530	2,504	1,059	7,667
Securities loaned	1,010	1,067	1,459	2,010
Other borrowings	4,336	4,759	10,045	9,459
Total interest expense	166,057	79,678	318,854	122,989
Net interest income	228,606	199,910	439,761	380,385
Provision for credit losses	13,500	3,001	20,500	11,751
Net interest income, after provision for credit losses	215,106	196,909	419,261	368,634
NON-INTEREST INCOME:
Broker-dealer fee income	12,519	9,812	24,996	18,990
Advisory fee income	7,362	6,983	15,581	13,942
Banking and service fees	10,061	10,143	18,411	16,657
Mortgage banking and servicing rights income	753	641	4,631	4,006
Prepayment penalty fee income	1,037	750	2,620	1,942
Gain on acquisition	92,397	—	92,397	—
Total non-interest income	124,129	28,329	158,636	55,537
NON-INTEREST EXPENSE:
Salaries and related costs	58,883	49,720	114,694	96,716
Data and operational processing	18,326	14,632	34,410	28,654
Depreciation and amortization	6,488	5,957	12,366	12,051
Advertising and promotional	9,794	10,899	20,169	17,269
Professional services	5,976	8,455	15,787	16,542
Occupancy and equipment	4,001	3,683	7,847	7,737
FDIC and regulatory fees	3,935	3,569	8,384	7,304
Broker-dealer clearing charges	5,948	3,739	9,960	6,568
General and administrative expense	8,488	7,373	18,728	31,273
Total non-interest expense	121,839	108,027	242,345	224,114
INCOME BEFORE INCOME TAXES	217,396	117,211	335,552	200,057
INCOME TAXES	65,625	35,659	101,136	60,098
NET INCOME	$151,771	$81,552	$234,416	$139,959
COMPREHENSIVE INCOME	$154,240	$80,377	$237,107	$135,947
Basic earnings per common share	$2.65	$1.36	$4.04	$2.34
Diluted earnings per common share	$2.62	$1.35	$3.98	$2.31

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2023	2022	2023	2022
NET INCOME	$151,771	$81,552	$234,416	$139,959
Net unrealized gain (loss) from available-for-sale securities, net of income tax expense (benefit) of $1,058 and $(503) for the three months ended and $1,170 and $(1,718) for the six months ended December 31, 2023 and 2022, respectively.	2,469	(1,175)	2,691	(4,012)
Other comprehensive income (loss)	2,469	(1,175)	2,691	(4,012)
COMPREHENSIVE INCOME	$154,240	$80,377	$237,107	$135,947

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended December 31, 2023
	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Retained Earnings	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
BALANCE—September 30, 2023	69,826,263	(11,322,287)	58,503,976	$698	$486,676	$(6,388)	$1,818,254	$(323,032)	$1,976,208
Net income	—	—	—	—	—	—	151,771	—	151,771
Other comprehensive income (loss)	—	—	—	—	—	2,469	—	—	2,469
Purchase of treasury stock	—	(1,607,301)	(1,607,301)	—	—	—	—	(58,650)	(58,650)
Stock-based compensation activity	2,446	(744)	1,702	—	6,592	—	—	(166)	6,426
BALANCE—December 31, 2023	69,828,709	(12,930,332)	56,898,377	$698	$493,268	$(3,919)	$1,970,025	$(381,848)	$2,078,224

	For the Six Months Ended December 31, 2023
	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Retained Earnings	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2023	69,465,446	(10,522,411)	58,943,035	$695	$479,878	$(6,610)	$1,735,609	$(292,413)	$1,917,159
Net income	—	—	—	—	—	—	234,416	—	234,416
Other comprehensive income (loss)	—	—	—	—	—	2,691	—	—	2,691
Purchase of treasury stock	—	(2,255,509)	(2,255,509)	—	—	—	—	(83,186)	(83,186)
Stock-based compensation activity	363,263	(152,412)	210,851	3	13,390	—	—	(6,249)	7,144
BALANCE—December 31, 2023	69,828,709	(12,930,332)	56,898,377	$698	$493,268	$(3,919)	$1,970,025	$(381,848)	$2,078,224

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(Unaudited)

	For the Three Months Ended December 31, 2022
	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Retained Earnings	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
BALANCE—September 30, 2022	69,151,152	(9,152,479)	59,998,673	$692	$459,101	$(5,770)	$1,486,851	$(239,902)	$1,700,972
Net income	—	—	—	—	—	—	81,552	—	81,552
Other comprehensive income (loss)	—	—	—	—	—	(1,175)	—	—	(1,175)
Stock-based compensation activity	2,439	(1,033)	1,406	—	6,249	—	—	(39)	6,210
BALANCE—December 31, 2022	69,153,591	(9,153,512)	60,000,079	$692	$465,350	$(6,945)	$1,568,403	$(239,941)	$1,787,559

	For the Six Months Ended December 31, 2022
	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Retained Earnings	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2022	68,859,722	(9,081,773)	59,777,949	$689	$453,784	$(2,933)	$1,428,444	$(237,011)	$1,642,973
Net income	—	—	—	—	—	—	139,959	—	139,959
Other comprehensive income (loss)	—	—	—	—	—	(4,012)	—	—	(4,012)
Stock-based compensation activity	293,869	(71,739)	222,130	3	11,566	—	—	(2,930)	8,639
BALANCE—December 31, 2022	69,153,591	(9,153,512)	60,000,079	$692	$465,350	$(6,945)	$1,568,403	$(239,941)	$1,787,559

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
(Dollars in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$234,416	$139,959
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,365	12,051
Other accretion and amortization	(12,006)	529
Stock-based compensation expense	13,393	11,569
Trading activity	429	1,386
Provision for credit losses	20,500	11,751
Deferred income taxes	21,032	7,592
Origination of loans held for sale	(96,910)	(113,300)
Unrealized and realized gains on loans held for sale	(3,854)	(4,115)
Proceeds from sale of loans held for sale	107,846	117,252
Changes in servicing rights	(1,955)	93
Gain on FDIC Loan Purchase	(92,397)	—
Net change in assets and liabilities which provide (use) cash:
Securities borrowed	(10,837)	280,134
Customer, broker-dealer and clearing receivables	108,217	144,838
Other Assets	(72,132)	(19,062)
Securities loaned	(4,340)	(318,392)
Customer, broker-dealer and clearing payables	(76,592)	(90,707)
Accounts payable and other liabilities	(81)	(4,502)
Net cash provided by operating activities	147,094	177,076
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(9,612)	—
Proceeds from sale and repayment of available-for-sale securities	5,952	9,111
Purchase of stock of regulatory agencies	—	(74,972)
Proceeds from redemption of stock of regulatory agencies	—	74,972
Origination of loans held for investment	(5,299,304)	(4,499,800)
Proceeds from sale of loans originally classified as held for investment	—	13,965
Mortgage warehouse loan activity, net	150,941	136,545
Proceeds from sale of other real estate owned and repossessed assets	3,420	1,229
Acquisition of business activity, net of cash acquired	—	(5,531)
Purchase of loans and leases, net of discounts and premiums	(841,408)	(127)
Principal repayments on loans	4,270,813	2,947,186
Purchases of furniture, equipment, software and intangibles	(17,031)	(13,982)
Net cash used in investing activities	(1,736,229)	(1,411,404)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	1,080,804	1,744,072
Repayments of the Federal Home Loan Bank term advances	—	(17,500)
Net (repayment) proceeds of other borrowings	(21,200)	(111,500)
Tax payments related to settlement of restricted stock units	(6,249)	(2,930)
Purchase of treasury stock	(82,583)	—
Net cash provided by financing activities	970,772	1,612,142
NET CHANGE IN CASH AND CASH EQUIVALENTS	(618,363)	377,814
CASH AND CASH EQUIVALENTS—Beginning of year	$2,382,086	$1,574,699
CASH AND CASH EQUIVALENTS—End of period	$1,763,723	$1,952,513
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on interest-bearing liabilities	323,042	121,878
Income taxes paid	84,436	73,129
Transfers to other real estate and repossessed vehicles from loans held for investment	3,301	7,228
Transfers from loans held for sale to loans and leases held for investment	2,783	690
Operating lease liabilities from obtaining right of use assets	5,767	—
See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED DECEMBER 31, 2023 AND 2022
(Dollars in thousands, except per share and stated value amounts)
(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements include the accounts of Axos Financial, Inc. (“Axos”) and its wholly owned subsidiaries, Axos Bank (the “Bank”) and Axos Nevada Holding, LLC (“Axos Nevada Holding” and collectively, the “Company”). Axos, the Bank and Axos Nevada Holding comprise substantially all of the Company’s assets and liabilities and revenues and expenses. The Bank, its wholly owned subsidiaries, and the activities of two lending-related trust entities, constitute the Banking Business segment and Axos Nevada Holding and its wholly owned subsidiaries constitute the Securities Business segment. All significant intercompany balances and transactions have been eliminated in consolidation. The Notes to the Consolidated Financial Statements are an integral part of the Company’s financial statements.
The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Certain amounts reported in prior periods have been reclassified to conform with the current presentation. Results for the three and six months ended December 31, 2023 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or not repeated herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2023 included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (“2023 Form 10-K”) filed with the SEC.
Significant Accounting Policies
For further information regarding the Company’s significant accounting policies see Note 1—“Organizations and Summary of Significant Accounting Policies” in the 2023 Form 10-K. During the three and six months ended December 31, 2023 there were no significant updates to the Company’s significant accounting policies, other than as noted below and the adoption of the accounting standards noted herein.
Purchased Credit Deteriorated (“PCD”) Loans. Purchased loans that reflect a more-than-insignificant deterioration of credit since their origination are considered PCD. For PCD loans, the initial estimate of expected credit losses is recognized in the allowance for credit losses on the date of acquisition. The initial amortized cost of PCD loans is determined by reducing the loans’ par value by the acquisition date estimate of expected credit losses with any difference between the resulting amount and the loans’ purchase price recorded as a non-credit-related discount. Subsequent changes in the initial estimate of expected credit losses are recognized in the provision for credit losses in the Company's Consolidated Statements of Income.

New Accounting Standards
Recently Adopted Accounting Standards
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
Accounting Standards Issued But Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07 which requires disclosure of significant business segment expenses and a description of the composition of other segment expenses by business segment. The ASU also requires disclosure of the title and position of the chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company does not expect any impact on its financial condition or results of operations upon adoption.
In December 2023, the FASB issued ASU 2023-09 which requires further granularity on the disclosure of income taxes, including:
•Certain prescribed line items in the income tax rate reconciliation presented both in dollar and percentage terms;
•Income taxes paid, income before income taxes and income taxes disaggregated by federal, state and foreign taxes; and
•Further disaggregation of income taxes paid by any individual jurisdiction equal to or exceeding five percent of total income taxes paid.
This standard is effective for fiscal years beginning after December 15, 2024. The Company does not expect any impact on its financial condition or results of operations upon adoption.

2.     ACQUISITIONS
On August 23, 2023, the Company acquired approximately $52 million of marine floor financing loans at par value along with other assets for an additional $2 million, primarily consisting of servicing rights as well as certain employees. The transaction was accounted for as an asset acquisition and such assets are included in the Company’s unaudited Condensed Consolidated Balance Sheets as of December 31, 2023.
On December 7, 2023, the Company acquired from the Federal Deposit Insurance Corporation (“FDIC”) two loan portfolios, comprising both PCD and non-PCD loans, with an aggregate unpaid principal balance of $1.3 billion at a fair value of $901.5 million, reflecting a non-credit-related discount of $306.8 million and an allowance for credit losses on PCD loans of $70.1 million, (the “FDIC Loan Purchase”). Also included in the acquisition were certain related interest rate derivative assets and liabilities with a fair value of $109.0 million and $104.4 million, respectively, as of the date of the acquisition and whose maturities generally align with those of the loans acquired. The acquisition of the non-PCD loans and interest rate derivatives was accounted for as a purchase of financial assets and liabilities, and the Company recognized a $92.4 million gain on the transaction included in “Gain on acquisition” in the Unaudited Condensed Consolidated Statement of Income.
For additional information on PCD loans, see Note 1—“Summary of Significant Accounting Policies,” and for additional information on the Company’s loans and derivative instruments, see Note 5—“Loans & Allowance Credit Losses” and Note 6—“Derivatives,” respectively.
The following table summarizes the PCD loans acquired in the FDIC Loan Purchase:

(Dollars in thousands)	Total
Unpaid principal balance	$341,301
Non-credit discount	(100,686)
Allowance for credit losses at acquisition	(70,097)
Purchase price	$170,518

3.     FAIR VALUE
The following tables sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2023 and June 30, 2023. Assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement:

	December 31, 2023
(Dollars in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Trading securities	$329	$—	$329
Available-for-sale securities:
Agency MBS[1]	28,664	—	28,664
Non-Agency MBS[2]	—	207,708	207,708
Municipal	3,440	—	3,440
Total—Available-for-sale securities:	$32,104	$207,708	$239,812
Loans held for sale	$13,468		$13,468
Servicing rights	$—	$28,043	$28,043
Other assets—Derivative instruments	$96,084	$—	$96,084
LIABILITIES:
Accounts payable and other liabilities—Derivative instruments	$92,144	$—	$92,144

	June 30, 2023
(Dollars in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Trading securities	$758	$—	$758
Available-for-sale securities:
Agency MBS[1]	23,947	—	23,947
Non-Agency MBS[2]	—	205,005	205,005
Municipal	3,398	—	3,398
Total—Available-for-sale securities:	$27,345	$205,005	$232,350
Loans held for sale	$23,203	$—	$23,203
Servicing rights	$—	$25,443	$25,443
Other assets—Derivative instruments	$919	$—	$919
LIABILITIES:
Accounts payable and other liabilities—Derivative instruments	$691	$—	$691
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

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	December 31, 2023
(Dollars in thousands)	Available-for-Sale Securities: Non-Agency MBS	Servicing Rights[1]	Total
Opening balance	$206,076	$29,338	$235,414
Total gains or losses for the period:
Included in earnings—Mortgage banking and servicing rights income	—	(1,494)	(1,494)
Included in other comprehensive income	1,876	—	1,876
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	—	199	199
Settlements	(244)	—	(244)
Closing balance	$207,708	$28,043	$235,751

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(1,494)	$(1,494)

	For the Six Months Ended
	December 31, 2023
(Dollars in thousands)	Available-for-Sale Securities: Non-Agency MBS	Servicing Rights[1]	Total
Opening Balance	$205,005	$25,443	$230,448
Total gains or losses for the period:
Included in earnings—Mortgage banking and servicing rights income	—	365	365
Included in other comprehensive income	3,191	—	3,191
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	—	2,235	2,235
Settlements	(488)	—	(488)
Closing balance	$207,708	$28,043	$235,751

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$365	$365
1 Earnings from servicing rights were attributable to: time and payoffs, representing a decrease in servicing rights value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period of $0.3 million and $0.5 million for the three and six months ended December 31, 2023 and a decrease in servicing rights value resulting from market-driven changes in interest rates of $1.2 million three months ended December 31, 2023 and an increase of $0.9 million for the six months ended December 31, 2023. Additions to servicing rights were related to purchases and servicing rights retained upon sale of loans held for sale.

	For the Three Months Ended
	December 31, 2022
(Dollars in thousands)	Available-for-Sale Securities: Non-Agency MBS	Servicing Rights[1]	Derivative Instruments, net	Total
Opening balance	$184,012	$26,373	$535	$210,920
Total gains or losses for the period:
Included in earnings—Mortgage banking and servicing rights income	—	(1,046)	(517)	(1,563)
Included in other comprehensive income	(2,143)	—	—	(2,143)
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	—	199	—	199
Settlements	(6,746)	—	—	(6,746)
Closing balance	$175,123	$25,526	$18	$200,667

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(1,046)	$(517)	$(1,563)

	For the Six Months Ended
	December 31, 2022
(Dollars in thousands)	Available-for-Sale Securities: Non-Agency MBS	Servicing Rights[1]	Derivative Instruments, net	Total
Opening Balance	$186,814	$25,213	$464	$212,491
Total gains or losses for the period:
Included in earnings—Mortgage banking and servicing rights income	—	(93)	(446)	(539)
Included in other comprehensive income	(4,616)	—	—	(4,616)
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	—	406	—	406
Settlements	(7,075)	—	—	(7,075)
Closing balance	$175,123	$25,526	$18	$200,667

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(93)	$(446)	$(539)
1 Earnings from servicing rights were attributable to: time and payoffs, representing a decrease in servicing rights value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period of $0.1 million and $0.5 million for the three and six months ended December 31, 2022 and an decrease in servicing rights value resulting from market-driven changes in interest rates of $0.9 million for the three months ended December 31, 2022 and an increase of $0.4 million for the six months ended December 31, 2022. Additions to servicing rights were retained upon sale of loans held for sale.

The table below summarizes the quantitative information about Level 3 fair value measurements:

	December 31, 2023
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Securities – Non-agency MBS	$207,708	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over SOFR Swaps	0.0 to 59.2% (34.0%) 0.0 to 31.4% (2.5%) 0.0 to 68.7% (28.5%) 2.6 to 6.5% (2.6%)
Servicing Rights	$28,043	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	5.2 to 38.1% (12.2%) 1.6 to 15.2 (7.6) 9.5 to 11.5% (9.8%)

	June 30, 2023
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Securities – Non-agency MBS	$205,005	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	0.0 to 59.7% (32.0%) 0.0 to 7.5% (2.4%) 0.0 to 68.7% (28.5%) 2.6 to 7.5% (2.7%)
Servicing Rights	$25,443	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	6.1% to 40.1% (12.6%) 1.8 to 10.9 (7.7) 9.5 to 11.5% (9.6%)
1 The weighted average for Securities - Non-agency MBS is based on the relative fair value of the securities and for Servicing Rights is based on the relative unpaid principal of the loans being serviced.
For non-agency mortgage-backed securities, significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the projected loss severity and a directionally opposite change in the assumption used for projected prepayment rates. For servicing rights, significant increases in projected prepayment rates or discount rates in isolation would result in a significantly lower fair value measurement, while a significant increase in expected life in isolation would result in a significantly higher fair value measurement. Generally, a change in the projected prepayment rates is accompanied by a directionally opposite change in expected life.
The aggregate fair value of loans held for sale, carried at fair value, contractual balance (including accrued interest), and unrealized gain were:

(Dollars in thousands)	December 31, 2023	June 30, 2023
Aggregate fair value	$13,468	$23,203
Contractual balance	13,013	22,844
Unrealized gain	$455	$359
The total interest income and amount of gains and losses from changes in fair value included in earnings for loans held for sale were:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2023	2022	2023	2022
Interest income	$141	$103	$330	$153
Change in fair value	33	(422)	(96)	(331)
Total	$174	$(319)	$234	$(178)

The table below summarizes assets measured at fair value on a non-recurring basis:

	December 31, 2023
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Other real estate owned and repossessed vehicles:
Single family real estate	$—	$—	$5,574	$5,574
Autos	$—	$—	$1,743	$1,743
Total	$—	$—	$7,317	$7,317

	June 30, 2023
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Other real estate owned and repossessed vehicles:
Single family real estate	$—	$—	$5,574	$5,574
Multifamily real estate	—	—	1,392	1,392
Autos	—	—	$1,133	1,133
Total	$—	$—	$8,099	$8,099
Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $7.3 million at December 31, 2023, after write-downs of $1.1 million, and a net carrying amount of $8.1 million at June 30, 2023, after write-downs of $1.7 million.
The following table presents quantitative information about Level 3 fair value measurements for other real estate owned measured at fair value on a non-recurring basis:

	December 31, 2023
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) [1]
Other real estate owned:
Single family real estate	$5,574	Sales comparison approach	Differences between the comparable sales	62.1 to 93.6% (62.1%)

	June 30, 2023
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) [1]
Other real estate owned:
Single family real estate	$5,574	Sales comparison approach	Differences between the comparable sales	62.1 to 93.6% (62.1%)
Multifamily real estate	$1,392	Sales comparison approach and income approach	Differences between the comparable sales and differences in net operating income expectations, capitalization rate	49.8 to 54.5% (49.8%)
1 For other real estate owned the ranges shown may vary positively or negatively based on the comparable sales reported in the current appraisal. In certain instances, the range can be significant due to small sample sizes and in some cases the asset being valued having limited comparable sales with similar characteristics at the time the current appraisal is conducted. The weighted average is based on the relative fair value of comparable sales.

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments at December 31, 2023 and June 30, 2023 were:

	December 31, 2023
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash, cash equivalents and segregated cash	$1,763,723	$1,763,723	$—	$—	$1,763,723
Trading securities	329	—	329	—	329
Available-for-sale securities	239,812	—	32,104	207,708	239,812
Stock of regulatory agencies	21,534	—	21,534	—	21,534
Loans held for sale, at fair value	13,468	—	13,468	—	13,468
Loans held for investment—net	18,264,354	—	—	18,313,778	18,313,778
Securities borrowed	145,176	—	—	155,513	155,513
Customer, broker-dealer and clearing receivables	265,857	—	—	278,219	278,219
Servicing rights	28,043	—	—	28,043	28,043
Other assets - derivative instruments	96,084	—	96,084	—	96,084
Financial liabilities:
Total deposits	18,203,912	—	18,120,805	—	18,120,805
Advances from the Federal Home Loan Bank	90,000	—	84,150	—	84,150
Borrowings, subordinated notes and debentures	341,086	—	314,321	—	314,321
Securities loaned	155,492	—	—	155,492	155,492
Customer, broker-dealer and clearing payables	368,885	—	—	368,885	368,885
Accounts payable and other liabilities - derivative instruments	92,144	—	92,144	—	92,144

	June 30, 2023
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash, cash equivalents and segregated cash	$2,382,086	$2,382,086	$—	$—	$2,382,086
Trading securities	758	—	758	—	758
Available-for-sale securities	232,350	—	27,345	205,005	232,350
Stock of regulatory agencies	21,510	—	21,510	—	21,510
Loans held for sale, at fair value	23,203	—	23,203	—	23,203
Loans held for sale, at lower of cost or fair value	776	—	—	780	780
Loans held for investment—net	16,456,728	—	—	16,417,183	16,417,183
Securities borrowed	134,339	—	—	143,461	143,461
Customer, broker-dealer and clearing receivables	374,074	—	—	386,082	386,082
Servicing rights	25,443	—	—	25,443	25,443
Other assets - derivative instruments	919	—	919	—	919
Financial liabilities:
Total deposits	17,123,108	—	17,064,084	—	17,064,084
Advances from the Federal Home Loan Bank	90,000	—	83,192	—	83,192
Borrowings, subordinated notes and debentures	361,779	—	327,564	—	327,564
Securities loaned	159,832	—	—	159,416	159,416
Customer, broker-dealer and clearing payables	445,477	—	—	445,447	445,447
Accounts payable and other liabilities - derivative instruments	691	—	691	—	691
Carrying amount is the estimated fair value for cash and cash equivalents and segregated cash, stock of regulatory agencies, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans, deposits, borrowings or subordinated debt and for variable rate loans, deposits, borrowings or subordinated debt with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. A discussion of the methods of valuing trading securities, available-for-sale securities, loans held for sale and derivatives can be found in Note 3—“Fair Value” of the 2023 Form 10-K. The fair value of off-balance sheet items is not material.

4. AVAILABLE-FOR-SALE SECURITIES
The amortized cost and fair value of available-for-sale securities were:

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
U.S. agencies[1]	$31,048	$238	$(2,622)	$28,664
Non-agency[2]	209,783	911	(2,986)	207,708
Total mortgage-backed securities	240,831	1,149	(5,608)	236,372
Non-MBS:
Municipal	3,721	—	(281)	3,440
Total Non-MBS	3,721	—	(281)	3,440
Total available-for-sale securities	$244,552	$1,149	$(5,889)	$239,812

	June 30, 2023
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
U.S. agencies[1]	$27,024	$—	$(3,077)	$23,947
Non-agency[2]	210,271	711	(5,977)	205,005
Total mortgage-backed securities	237,295	711	(9,054)	228,952
Non-MBS:
Municipal	3,656	—	(258)	3,398
Total Non-MBS	3,656	—	(258)	3,398
Total available-for-sale securities	$240,951	$711	$(9,312)	$232,350
1 Includes securities guaranteed by Ginnie Mae, a U.S. government agency, and the government sponsored enterprises Fannie Mae and Freddie Mac.
2 Private sponsors of securities collateralized primarily by first-lien mortgage loans on commercial properties or by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by Alt-A or pay-option ARM mortgages.
No credit losses were recognized on available-for-sale securities in the three and six months ended December 31, 2023 and December 31, 2022. Based on the underlying government guarantees and other credit protection supporting our securities, no allowance for credit losses for available-for-sale securities was recorded at December 31, 2023 and June 30, 2023. The Company has no allowance for the available-for-sale securities in an unrealized loss position based on an analysis of: (1) the credit characteristics of the securities, including the forecasted cash flows, credit ratings, credit enhancement, and external government backing, as applicable, and (2) whether the Company is intending to sell or is required to sell any securities before recovering the amortized cost basis of the securities. The unrealized losses on available-for-sale securities are primarily driven by the increase in interest rates since the securities were purchased.
The face amounts of available-for-sale securities pledged to secure borrowings at December 31, 2023 and June 30, 2023 were $0.8 million and $0.9 million, respectively.
During the three and six months ended December 31, 2023 and 2022, the Company sold a $4.8 million available-for-sale security with no realized gain or loss.

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were:

	December 31, 2023
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
U.S. agencies	$25	$—	$20,762	$(2,622)	$20,787	$(2,622)
Non-agency	42,324	(71)	133,670	(2,915)	175,994	(2,986)
Total MBS	42,349	(71)	154,432	(5,537)	196,781	(5,608)
Non-MBS:
Municipal	—	—	3,440	(281)	3,440	(281)
Total Non-MBS	—	—	3,440	(281)	3,440	(281)
Total available-for-sale securities	$42,349	$(71)	$157,872	$(5,818)	$200,221	$(5,889)

	June 30, 2023
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
U.S. agencies	$3,182	$(16)	$20,642	$(3,061)	$23,824	$(3,077)
Non-agency	107,982	(1,808)	95,385	(4,169)	203,367	(5,977)
Total MBS	111,164	(1,824)	116,027	(7,230)	227,191	(9,054)
Non-MBS:
Municipal	—	—	3,398	(258)	3,398	(258)
Total Non-MBS	—	—	3,398	(258)	3,398	(258)
Total available-for-sale securities	$111,164	$(1,824)	$119,425	$(7,488)	$230,589	$(9,312)
The components of the Company’s accumulated other comprehensive income (loss) are as follows:

(Dollars in thousands)	December 31, 2023	June 30, 2023
Available-for-sale securities—net unrealized gains (losses)	$(4,740)	$(8,601)
Available-for-sale securities—non-credit related	(845)	(845)
Subtotal	(5,585)	(9,446)
Tax benefit (expense)	1,666	2,836
Net unrealized gain (loss) on investment securities in accumulated other comprehensive income (loss)	$(3,919)	$(6,610)
The following table sets forth the expected maturity distribution of our mortgage-backed securities, which is based on assumed prepayment rates, and the maturity distribution of our non-MBS, which is based on the contractual maturity:

	As of December 31, 2023
(Dollars in thousands)	Total Amount	Due Within One Year	Due after One but within Five Years	Due after Five but within Ten Years	Due After Ten Years
MBS:
Agency[1]	$31,048	$6,907	$14,543	$7,222	$2,376
Non-Agency[2]	$209,783	$163,929	$43,425	$1,534	$895
Total MBS	$240,831	$170,836	$57,968	$8,756	$3,271
Non-MBS:
Municipal	$3,721	$—	$—	$—	$3,721
Total Non-MBS	$3,721	$—	$—	$—	$3,721
Available-for-sale—Amortized cost	$244,552	$170,836	$57,968	$8,756	$6,992
Available-for-sale—Fair value	$239,812	$168,400	$56,864	$8,181	$6,367
1 Includes securities guaranteed by Ginnie Mae, a U.S. government agency, and the government sponsored enterprises Fannie Mae and Freddie Mac.
2 Private sponsors of securities collateralized primarily by pools of 1-4 family residential, Alt-A or pay-option ARM mortgages and commercial mortgages.

5.    LOANS & ALLOWANCE FOR CREDIT LOSSES
The Company categorizes the loan portfolio into six segments: Single Family - Mortgage & Warehouse, Multifamily and Commercial Mortgage, Commercial Real Estate, Commercial & Industrial - Non Real Estate, Auto & Consumer and Other. For further detail of the segments of the Company’s loan portfolio, refer to Note 1—“Organizations and Summary of Significant Accounting Policies” in the 2023 Form 10-K.
The following table sets forth the composition of the loan portfolio:

(Dollars in thousands)	December 31, 2023	June 30, 2023
Single Family - Mortgage & Warehouse	$4,092,104	$4,173,833
Multifamily and Commercial Mortgage[1]	4,065,019	3,082,225
Commercial Real Estate[1]	6,043,400	6,199,818
Commercial & Industrial - Non-RE	4,177,461	2,639,650
Auto & Consumer	477,275	546,264
Other	5,150	10,236
Total gross loans	18,860,409	16,652,026
Allowance for credit losses - loans	(251,749)	(166,680)
Unaccreted premiums (discounts) and loan fees	(344,306)	(28,618)
Total net loans	$18,264,354	$16,456,728
1 Includes PCD loans of $296.7 million in Multifamily and Commercial Mortgage and $44.5 million in Commercial Real Estate as of December 31, 2023. For further detail on PCD loans refer to Note 1—“Summary of Significant Accounting Policies”.
Accrued interest receivable on loans held for investments totaled $107.7 million and $77.9 million as of December 31, 2023 and June 30, 2023, respectively.
At December 31, 2023 and June 30, 2023, the Company has pledged certain loans totaling $5,155.8 million and $5,128.4 million, respectively, to the Federal Home Loan Bank (“FHLB”) and $3,915.0 million and $3,689.5 million, respectively, to the Federal Reserve Bank of San Francisco (“FRBSF”).
The following table presents the components of the provision for credit losses:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2023	2022	2023	2022
Provision for credit losses - loans	$12,500	$3,500	$18,250	$12,250
Provision for credit losses - unfunded lending commitments	1,000	(499)	2,250	(499)
Total provision for credit losses	$13,500	$3,001	$20,500	$11,751
The following tables summarize activity in the allowance for credit losses - loans by portfolio segment:

	For the Three Months Ended December 31, 2023
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at October 1, 2023	$17,426	$15,874	$71,355	$54,592	$11,614	$9	$170,870
Allowance for credit losses at acquisition of PCD loans	—	58,972	11,125	—	—	—	$70,097
Provision (benefit) for credit losses - loans	(2,080)	3,507	(4,702)	14,695	1,080	—	12,500
Charge-offs	—	—	—	(86)	(2,321)	—	(2,407)
Recoveries	10	—	—	—	679	—	689
Balance at December 31, 2023	$15,356	$78,353	$77,778	$69,201	$11,052	$9	$251,749

	For the Three Months Ended December 31, 2022
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at October 1, 2022	$18,039	$14,649	$73,776	$34,383	$14,595	$30	$155,472
Provision (benefit) for credit losses - loans	1,878	808	(1,608)	1,655	776	(9)	3,500
Charge-offs	(294)	—	—	—	(1,871)	—	(2,165)
Recoveries	8	—	—	—	403	—	411
Balance at December 31, 2022	$19,631	$15,457	$72,168	$36,038	$13,903	$21	$157,218

	For the Six Months Ended December 31, 2023
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at July 1, 2023	$17,503	$16,848	$72,755	$46,347	$13,212	$15	$166,680
Allowance for credit losses at acquisition of PCD loans	—	58,972	11,125	—	—	—	70,097
Provision (benefit) for credit losses - loans	(2,090)	2,533	(6,102)	22,940	975	(6)	18,250
Charge-offs	(80)	—	—	(86)	(4,602)	—	(4,768)
Recoveries	23	—	—	—	1,467	—	1,490
Balance at December 31, 2023	$15,356	$78,353	$77,778	$69,201	$11,052	$9	$251,749

	For the Six Months Ended December 31, 2022
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at July 1, 2022	$19,670	$14,655	$69,339	$30,808	$14,114	$31	$148,617
Provision (benefit) for credit losses - loans	236	802	2,829	5,212	3,181	(10)	12,250
Charge-offs	(298)	—	—	—	(4,233)	—	(4,531)
Recoveries	23	—	—	18	841	—	882
Balance at December 31, 2022	$19,631	$15,457	$72,168	$36,038	$13,903	$21	$157,218
For the three and six months ended December 31, 2023, the allowance for credit losses for loans increased primarily due to loan growth in the Commercial & Industrial - Non-RE portfolio and the loans acquired in the FDIC Loan Purchase.
Loan products within each portfolio contain varying collateral types which impact the estimate of the loss given default utilized in the calculation of the allowance. For further discussion of the model method of estimating expected lifetime credit losses to Note 1—“Organizations and Summary of Significant Accounting Policies” within the 2023 Form 10-K.

The following tables present a summary of the activity in the allowance for credit losses for off-balance sheet lending commitments:

	Three Months Ended December 31,
(Dollars in thousands)	2023	2022
Balance at October 1,	$11,723	$10,973
Provision for credit losses - unfunded lending commitments	1,000	(499)
Balance at December 31,	$12,723	$10,474

	Six Months Ended December 31,
(Dollars in thousands)	2023	2022
Balance at July 1,	$10,473	$10,973
Provision for credit losses - unfunded lending commitments	2,250	(499)
Balance at December 31,	$12,723	$10,474
The increase in the allowance for off-balance sheet lending commitments at December 31, 2023 compared to June 30, 2023, was primarily driven by an increase in the amount of Commercial Real Estate and Commercial and Industrial - Non-RE unfunded commitments.
The following table presents loan-to-value (“LTV”) for the Company’s real estate loans outstanding as of December 31, 2023:

	Total Real Estate Loans		Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate
Weighted-Average LTV	47.8%		56.4%	53.3%	38.8%
Median LTV	53.0%	—%	55.0%	50.0%	35.0%
The Company’s effective weighted-average LTV was 48.6% for real estate loans originated during the three months ended December 31, 2023.
Credit Quality Disclosures. The following tables provide the composition of loans that are performing and nonaccrual by portfolio segment:

	December 31, 2023
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Performing	$4,037,817	$4,027,695	$6,017,298	$4,174,472	$475,505	$5,114	$18,737,901
Nonaccrual	$54,287	$37,324	$26,102	$2,989	$1,770	$36	$122,508
Total	$4,092,104	$4,065,019	$6,043,400	$4,177,461	$477,275	$5,150	$18,860,409
Nonaccrual loans to total loans							0.65%

	June 30, 2023
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Performing	$4,143,119	$3,047,122	$6,184,966	$2,636,661	$544,807	$8,191	$16,564,866
Nonaccrual	30,714	35,103	14,852	2,989	1,457	2,045	87,160
Total	$4,173,833	$3,082,225	$6,199,818	$2,639,650	$546,264	$10,236	$16,652,026
Nonaccrual loans to total loans							0.52%
There were no nonaccrual loans without an allowance for credit losses as of December 31, 2023 and June 30, 2023. There was no interest income recognized on nonaccrual loans in the three months ended December 31, 2023 and 2022.

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

The following tables presents the composition of loans by portfolio segment, fiscal year of origination and credit quality indicator, and the amount of gross charge-offs for the six months ended December 31, 2023:

	December 31, 2023
	Loans Held for Investment by Fiscal Year of Origination						Revolving Loans	Total
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior
Single Family-Mortgage & Warehouse
Pass	$309,717	$648,620	$1,297,738	$501,469	$309,309	$779,468	$98,848	$3,945,169
Special Mention	—	10,593	13,575	3,928	8,851	38,883	—	75,830
Substandard	—	285	4,292	3,910	14,999	47,619	—	71,105
Doubtful	—	—	—	—	—	—	—	—
Total	309,717	659,498	1,315,605	509,307	333,159	865,970	98,848	4,092,104
Gross charge-offs	—	—	—	—	—	80	—	80
Multifamily and Commercial Mortgage
Pass	22,417	758,825	1,089,359	664,917	562,656	880,855	—	3,979,029
Special Mention	—	9,096	1,985	—	459	1,085	—	12,625
Substandard	—	4,992	7,250	10,457	33,075	17,591	—	73,365
Doubtful	—	—	—	—	—	—	—	—
Total	22,417	772,913	1,098,594	675,374	596,190	899,531	—	4,065,019
Gross charge-offs	—	—	—	—	—	—	—	—
Commercial Real Estate
Pass	1,071,507	1,710,690	1,737,152	521,677	17,816	53,000	780,174	5,892,016
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	18,657	52,338	34,250	15,000	31,139	—	151,384
Doubtful	—	—	—	—	—	—	—	—
Total	1,071,507	1,729,347	1,789,490	555,927	32,816	84,139	780,174	6,043,400
Gross charge-offs	—	—	—	—	—	—	—	—
Commercial & Industrial - Non-RE
Pass	486,830	411,930	322,969	43,934	7,630	4,427	2,752,431	4,030,151
Special Mention	—	37,404	35,179	—	10,554	—	45,528	128,665
Substandard	—	—	14,624	1,032	—	2,989	—	18,645
Doubtful	—	—	—	—	—	—	—	—
Total	486,830	449,334	372,772	44,966	18,184	7,416	2,797,959	4,177,461
Gross charge-offs	—	—	—	—	—	86	—	86
Auto & Consumer
Pass	27,105	136,439	215,435	55,732	18,658	20,624	—	473,993
Special Mention	—	462	644	100	34	46	—	1,286
Substandard	—	426	925	372	127	146	—	1,996
Doubtful	—	—	—	—	—	—	—	—
Total	27,105	137,327	217,004	56,204	18,819	20,816	—	477,275
Gross charge-offs	—	1,435	2,111	755	131	170	—	4,602
Other
Pass	3,061	—	—	1,071	—	982	—	5,114
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	36	—	—	—	36
Doubtful	—	—	—	—	—	—	—	—
Total	3,061	—	—	1,107	—	982	—	5,150
Gross charge-offs	—	—	—	—	—	—	—	—
Total
Pass	1,920,637	3,666,504	4,662,653	1,788,800	916,069	1,739,356	3,631,453	18,325,472
Special Mention	—	57,555	51,383	4,028	19,898	40,014	45,528	218,406
Substandard	—	24,360	79,429	50,057	63,201	99,484	—	316,531
Doubtful	—	—	—	—	—	—	—	—
Total	$1,920,637	$3,748,419	$4,793,465	$1,842,885	$999,168	$1,878,854	$3,676,981	$18,860,409
As a % of total gross loans	10.18%	19.87%	25.42%	9.77%	5.30%	9.96%	19.50%	100.0%
Total gross charge-offs	$—	$1,435	$2,111	$755	$131	$336	$—	$4,768

	June 30, 2023
	Loans Held for Investment by Fiscal Year of Origination						Revolving Loans	Total
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior
Single Family-Mortgage & Warehouse
Pass	$730,498	$1,346,804	$522,873	$324,458	$255,547	$639,401	$243,175	$4,062,756
Special Mention	—	7,280	7,026	8,303	12,942	18,244	6,614	60,409
Substandard	—	5,188	4,686	14,384	2,024	24,386	—	50,668
Doubtful	—	—	—	—	—	—	—	—
Total	730,498	1,359,272	534,585	347,145	270,513	682,031	249,789	4,173,833
Multifamily and Commercial Mortgage
Pass	558,787	975,186	498,744	314,383	224,592	404,222	—	2,975,914
Special Mention	—	9,691	4,636	1,360	7,705	—	—	23,392
Substandard	—	3,145	5,686	38,857	6,181	29,050	—	82,919
Doubtful	—	—	—	—	—	—	—	—
Total	558,787	988,022	509,066	354,600	238,478	433,272	—	3,082,225
Commercial Real Estate
Pass	1,867,476	2,323,095	631,500	87,059	117,928	—	960,024	5,987,082
Special Mention	29,000	43,427	—	8,457	800	15,062		96,746
Substandard	—	29,200	37,951	18,500	15,487	14,852	—	115,990
Doubtful	—	—	—	—	—	—	—	—
Total	1,896,476	2,395,722	669,451	114,016	134,215	29,914	960,024	6,199,818
Commercial & Industrial - Non-RE
Pass	488,120	358,214	29,777	14,794	2,098	—	1,707,619	2,600,622
Special Mention	—	8,221	—	11,413	—	—	600	20,234
Substandard	—	17,762	1,032	—	—	—	—	18,794
Doubtful	—	—	—	—	—	—	—	—
Total	488,120	384,197	30,809	26,207	2,098	—	1,708,219	2,639,650
Auto & Consumer
Pass	161,831	256,154	70,223	24,906	19,897	9,929	—	542,940
Special Mention	423	632	453	60	14	6	—	1,588
Substandard	350	785	233	133	162	73	—	1,736
Doubtful	—	—	—	—	—	—	—	—
Total	162,604	257,571	70,909	25,099	20,073	10,008	—	546,264
Other
Pass	5,721	—	1,306	—	—	1,164	—	8,191
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	2,000	45	—	—	—	—	2,045
Doubtful	—	—	—	—	—	—	—	—
Total	5,721	2,000	1,351	—	—	1,164	—	10,236
Total
Pass	3,812,433	5,259,453	1,754,423	765,600	620,062	1,054,716	2,910,818	16,177,505
Special Mention	29,423	69,251	12,115	29,593	21,461	33,312	7,214	202,369
Substandard	350	58,080	49,633	71,874	23,854	68,361	—	272,152
Doubtful	—	—	—	—	—	—	—	—
Total	$3,842,206	$5,386,784	$1,816,171	$867,067	$665,377	$1,156,389	$2,918,032	$16,652,026
As a % of total gross loans	23.07%	32.35%	10.91%	5.21%	4.00%	6.94%	17.52%	100.0%
The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses and evaluates credit quality based on the aging status of its loans. Certain short-term loans do not have a fixed maturity date and are treated as delinquent if not paid in full 90 days after the origination date.

The following tables provide the aging of loans by portfolio segment:

	December 31, 2023
(Dollars in thousands)	Current	30-59 Days	60-89 Days	90+ Days	Total
Single Family-Mortgage & Warehouse	$3,994,250	$20,770	$10,364	$66,720	$4,092,104
Multifamily and Commercial Mortgage	4,022,438	8,109	1,085	33,387	4,065,019
Commercial Real Estate	6,001,011	—	—	42,389	6,043,400
Commercial & Industrial - Non-RE	4,177,461	—	—	—	4,177,461
Auto & Consumer	468,133	6,805	1,311	1,026	477,275
Other	5,150	—	—	—	5,150
Total	$18,668,443	$35,684	$12,760	$143,522	$18,860,409
As a % of total gross loans	98.98%	0.19%	0.07%	0.76%	100.00%

	June 30, 2023
(Dollars in thousands)	Current	30-59 Days	60-89 Days	90+ Days	Total
Single Family-Mortgage & Warehouse	$4,102,150	$20,832	$7,971	$42,880	$4,173,833
Multifamily and Commercial Mortgage	3,048,217	2,705	1,124	30,179	3,082,225
Commercial Real Estate	6,173,716	11,250	—	14,852	6,199,818
Commercial & Industrial - Non-RE	2,639,650	—	—	—	2,639,650
Auto & Consumer	537,181	6,529	1,707	847	546,264
Other	8,024	68	1	2,143	10,236
Total	$16,508,938	$41,384	$10,803	$90,901	$16,652,026
As a % of total gross loans	99.14%	0.25%	0.06%	0.55%	100.00%
Loans reaching 90+ days past due are generally placed on non-accrual. As of December 31, 2023 and June 30, 2023, there were loans of $31.3 million and $14.1 million, respectively, over 90 days past due and still accruing interest as the Company expects to collect the principal and interest amounts due.
Single family mortgage loans in process of foreclosure were $18.5 million and $17.7 million as of December 31, 2023 and June 30, 2023, respectively.

    Loan Modifications to Borrowers Experiencing Financial Difficulty. The Company may grant certain modifications of loans to borrowers experiencing financial difficulty, which effective July 1, 2023, are reported as financial difficulty modifications (“FDMs”). The Company’s modification programs provide various modifications to borrowers experiencing financial difficulty which may include interest rate reductions, term extensions, payment delays and/or principal forgiveness. There were no FDMs during the three and six months ended December 31, 2023.
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
6.     DERIVATIVES
For additional information on the Company’s derivative instruments, see Note 1—“Organizations and Summary of Significant Accounting Policies,” Note 2—“Acquisitions” and Note 3—“Fair Value” in the 2023 Form 10-K and Note 3—“Fair Value” herein. As of December 31, 2023 and June 30, 2023, there were no derivatives designated in hedge accounting relationships.
The following table presents the fair values and notional amounts of the Company’s derivative instruments. While the notional amounts give an indication of the volume of the Company’s derivatives activity, the notional amounts significantly exceed, in the Company’s view, the possible losses that could arise from such transactions. For most derivative contracts, the notional amount is not exchanged, rather it is a reference amount used to calculate payments.

	Interest Rate Contracts
(Dollars in thousands)	As of 12/31/2023	As of 6/30/2023
Derivative Assets — Fair Value	$96,084	$919
Derivative Liabilities — Fair Value	92,144	691
Derivative Assets — Notional	$1,316,516	$231,709
Derivative Liabilities — Notional	1,319,604	204,522
The following table presents the gains (losses) related to the Company’s derivative instrument activity recognized in the Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2023	2022	2023	2022
Banking and service fees	$50	$119	$390	$119
Mortgage banking and servicing rights income	231	23	508	285

7.    STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
The Company has an equity incentive plan, the Amended and Restated 2014 Stock Incentive Plan (the “2014 Plan”), which provides for the granting of non-qualified and incentive stock options, restricted stock and restricted stock units, stock appreciation rights and other awards to employees, directors and consultants. The 2014 Plan is designed to encourage selected employees and directors to improve operations and increase profits, and to accept or continue employment or association with the Company through participation in the growth in the value of the Company’s common stock. On November 9, 2023, the Company’s stockholders approved the 2014 Plan, which authorized one million additional shares for future awards under the 2014 Plan. The Company also has an employment agreement with its Chief Executive Officer that authorizes an award of restricted stock units (the “RSU award”). For additional information regarding the Company’s stock-based compensation plans, see Note 16—“Stock-based Compensation” in the 2023 Form 10-K.
At December 31, 2023, 1,932,436 shares of common stock were authorized for future awards under the 2014 Plan. As of December 31, 2023, the total compensation cost related to non-vested awards not yet recognized was $45.4 million and the weighted-average period over which it is expected to be recognized is 1.3 years.
The following table presents the status and changes in RSUs:

	RSUs	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2023	1,407,882	$41.53
Granted	643,746	42.66
Vested	(363,263)	37.65
Forfeited	(42,012)	40.33
Non-vested balance at December 31, 2023	1,646,353	$42.86
    The total fair value of shares vested for the three and six months ended December 31, 2023 was $0.1 million and $14.9 million, respectively. The total fair value of shares vested for the three and six months ended December 31, 2022 was $0.1 million and $12.1 million, respectively.
Common Stock Repurchases. During the three and six months ended December 31, 2023, the Company repurchased a total of $58.7 million and $83.2 million, or 1,607,301 and 2,255,509 common shares at an average price of $36.49 per share and $36.88 per share, respectively. The Company did not repurchase common stock during the three and six months ended December 31, 2022. For additional information regarding the Company’s share repurchase program see Note 15—“Stockholders’ Equity” in the 2023 Form 10-K.

8.        EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings per common share (“EPS”):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Earnings Per Common Share
Net income	$151,771	$81,552	$234,416	$139,959
Average common shares issued and outstanding	57,216,621	59,999,573	58,082,830	59,927,078
Earnings per common share	$2.65	$1.36	$4.04	$2.34
Diluted Earnings Per Common Share
Net income	$151,771	$81,552	$234,416	$139,959
Average common shares issued and outstanding	57,216,621	59,999,573	58,082,830	59,927,078
Dilutive effect of average unvested RSUs	716,213	515,062	847,597	613,275
Average dilutive common shares outstanding	57,932,834	60,514,635	58,930,427	60,540,353
Diluted earnings per common share	$2.62	$1.35	$3.98	$2.31
Weighted average antidilutive common stock equivalents (excluded from the computation of EPS)	1,598	249,075	837	51,793
For further information regarding the Company’s EPS calculation see Note 17— “Earnings per Common Share” in the 2023 Form 10-K.
9.        COMMITMENTS AND CONTINGENCIES
Operating Leases. The Company leases office space under operating lease agreements scheduled to expire at various dates. The following table represents maturities of lease liabilities:

(Dollars in thousands)	As of December 31, 2023
Within one year	$12,357
After one year and within two years	12,728
After two years and within three years	12,438
After three years and within four years	12,380
After four years within five years	10,570
After five years	17,367
Total lease payments	77,840
Less: amount representing interest	(7,299)
Total lease liability	$70,541
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
At December 31, 2023, the Company had unfunded commitments to originate $107.6 million in fixed rate loans and $3,394.8 million in variable rate loans, totaling an aggregate outstanding principal balance of $3,502.4 million. For December 31, 2023, the Company’s fixed rate commitments to originate had a weighted-average rate of 8.17%. At December 31, 2023, the Company also had fixed rate commitments to sell loans with an aggregate outstanding principal balance of $13.7 million. At December 31, 2023, 95.1% of the commitments to originate loans are matched with commitments to sell related to conforming single family loans classified as held for sale, respectively.
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
In the normal course of business, Axos Clearing LLC.’s (“Axos Clearing”) customer activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose Axos Clearing to off-balance-

sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and Axos Clearing has to purchase or sell the financial instrument underlying the contract at a loss. Axos Clearing’s clearing agreements with broker-dealers for which it provides clearing services requires them to indemnify Axos Clearing if customers fail to satisfy their contractual obligation.
Litigation. A consolidated derivative action, In re BofI Holding, Inc., Case No. 15cv2722 GPC (KSC), is pending before the United States District Court for the Southern District of California (the “Derivative Action”). The complaint in the Derivative Action sets forth allegations made in a related employment action, Erhart v. BofI Holding Inc., No. 15cv2287 BAS (NLS) (S.D. Cal.) (the “Employment Action”) brought by a former employee of the Company and was stayed pending resolution of the Employment action. On October 4, 2023, the court hearing the Employment Action entered a final amended judgment awarding damages and attorneys’ fees to the plaintiff. The defendants have filed a Notice of Appeal from the Employment Action judgment and all orders merged therein. On January 2, 2024, the Derivative Action plaintiff filed a Third Amended Complaint. The Derivative Action defendants dispute, and intend to vigorously defend against, the allegations raised in the Third Amended Complaint. The Derivative Action plaintiff seeks damages on behalf of the Company with respect to the Employment Action, and also seeks damages on behalf of the Company in connection with a now settled securities class action that was also based upon allegations made in the Employment Action and settled within available insurance coverage without attribution of wrongdoing to the Company, its management, or its directors.
In view of the inherent difficulty of predicting the outcome of the Derivative Action it is not possible to reasonably predict or estimate the eventual loss or range of loss, if any, related to the Derivative Action.
On October 26, 2022, a jury verdict was reached in the case of MUFG Union Bank, N.A. v. Axos Bank, et al, awarding damages to Union Bank. Judgment on such verdict was initially entered on June 5, 2023, and a corrected judgment was entered on June 20, 2023. The Company filed a Notice of Appeal on July 6, 2023, and the plaintiff filed a Notice of Cross-Appeal on July 20, 2023. Briefs have been submitted and the parties now await the scheduling of oral arguments by the court. The Company recorded a $16 million accrued expense in “Accounts payable and other liabilities” on the condensed consolidated balance sheet and in “General and administrative expense” on the condensed consolidated statement of income as of and for the year ended June 30, 2023, respectively. Given the uncertainty of the appellate process and other factors that are unknown or currently unquantifiable, the Company maintained its accrual at December 31, 2023.

10.        SEGMENT REPORTING AND REVENUE INFORMATION
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
In order to reconcile the two segments to the consolidated totals, the Company includes parent-only activities and intercompany eliminations. The following tables present the operating results, goodwill, and assets of the segments:

	For the Three Months Ended December 31, 2023
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$226,635	$6,080	$(4,109)	$228,606
Provision for credit losses	13,500	—	—	13,500
Non-interest income	103,779	32,641	(12,291)	124,129
Non-interest expense	102,282	27,968	(8,411)	121,839
Income before taxes	$214,632	$10,753	$(7,989)	$217,396

	For the Three Months Ended December 31, 2022
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$198,545	$4,876	$(3,511)	$199,910
Provision for credit losses	3,001	—	—	3,001
Non-interest income	10,557	36,004	(18,232)	28,329
Non-interest expense	96,783	25,271	(14,027)	108,027
Income before taxes	$109,318	$15,609	$(7,716)	$117,211

	For the Six Months Ended December 31, 2023
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$435,854	$11,622	$(7,715)	$439,761
Provision for credit losses	20,500	—	—	20,500
Non-interest income	116,336	67,196	(24,896)	158,636
Non-interest expense	203,068	55,491	(16,214)	242,345
Income before taxes	$328,622	$23,327	$(16,397)	$335,552

	For the Six Months Ended December 31, 2022
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$378,275	$9,151	$(7,041)	$380,385
Provision for credit losses	11,751	—	—	11,751
Non-interest income	21,269	65,169	(30,901)	55,537
Non-interest expense	197,579	49,786	(23,251)	224,114
Income before taxes	$190,214	$24,534	$(14,691)	$200,057

	As of December 31, 2023
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$61,952	$—	$97,673
Total Assets	$20,757,856	$819,744	$46,164	$21,623,764

	As of June 30, 2023
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$61,952	$—	$97,673
Total Assets	$19,396,167	$899,496	$52,806	$20,348,469
Revenue Information. The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Accounting Standards Codification (“ASC”) 606 for the periods indicated. For further information of the Company’s recognition of revenue and ASC 606 see Note 1—“Organizations and Summary of Significant Accounting Policies” in the 2023 Form 10-K.

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2023	2022	2023	2022
Advisory fee income	$7,362	$6,983	$15,581	$13,942
Broker-dealer clearing fees	6,068	4,425	11,603	9,658
Deposit service fees	2,414	2,202	3,094	3,308
Card fees	732	2,144	1,414	2,933
Bankruptcy trustee and fiduciary service fees	1,397	2,167	2,791	2,940
Non-interest income (in-scope of ASC 606)	17,973	17,921	34,483	32,781
Non-interest income (out-of-scope of ASC 606)	106,156	10,408	124,153	22,756
Total non-interest income	$124,129	$28,329	$158,636	$55,537

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
Some matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, the Company’s financial prospects and other projections of our performance and asset quality, our deposit balances and capital ratios, our ability to continue to grow profitably and increase our business, our ability to continue to diversify lending and deposit franchises, the anticipated timing and financial performance of other offerings, initiatives, and acquisitions, expectations of the environment in which we operate and projections of future performance. Actual results and the timing of events could differ materially from those expressed or implied in such forward-looking statements as a result of risks and uncertainties, including without limitation our ability to successfully integrate acquisitions and realize the anticipated benefits of the transactions, changes in the interest rate environment, monetary policy, inflation, government regulation, general economic conditions, changes in the competitive marketplace, conditions in the real estate markets in which we operate, risks associated with credit quality, our ability to attract and retain deposits and access other sources of liquidity, and the outcome and effects of litigation and other factors beyond our reasonable control. These and other risks and uncertainties are discussed under the heading “Item 1A. Risk Factors” herein and in our 2023 Form 10-K, which has been filed with the SEC, could cause actual results to differ materially from those expressed or implied in any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. All forward-looking statements are qualified in their entirety by this cautionary statement, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.
General
Our Company is a diversified financial services company with approximately $21.6 billion in assets and approximately $34.4 billion of assets under custody and/or administration at Axos Clearing. Axos Bank (the “Bank”) provides consumer and business banking products through its digital online and mobile banking platforms, low-cost distribution channels and affinity partners. Our Bank has deposit and loan customers nationwide including consumer and business checking, savings and time deposit accounts and financing for single family and multifamily residential properties, commercial real estate mortgages and loans, fund and lender finance loans, asset-based loans, auto loans and other consumer loans. Our Bank generates fee income from consumer and business products including fees from loans originated for sale, deposit account service fees as well as technology and payment transaction processing fees. We offer securities products and services to independent registered investment advisors (“RIAs”) and introducing broker dealers (“IBDs”) through Axos Clearing and Axos Advisor Services (“AAS”) and direct-to-consumer securities trading and digital investment management products through Axos Invest, Inc. (“Axos Invest”). AAS and Axos Clearing generate interest and fee income by providing comprehensive securities custody services to RIAs and clearing, stock lending and margin lending services to IBDs, respectively. Axos Invest generates fee income from self-directed securities trading and margin lending and fee income from digital wealth management services to consumers. Axos Invest LLC is an introducing broker-dealer which supports direct trading. Our common stock is listed on the New York Stock Exchange under the ticker symbol “AX” and is a component of the Russell 2000® Index, the KBW Nasdaq Financial Technology Index, the S&P SmallCap 600® Index, the KBW Nasdaq Financial Technology Index, and the Travillian Tech-Forward Bank Index.
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
FDIC Loan Purchase
On December 7, 2023, the Company acquired from the FDIC two loan portfolios with an aggregate unpaid principal balance of $1.3 billion at a 37% discount to par. Given the level of discount at which the loans were purchased, the yield over the remaining life of the loans is expected to exceed that of the Company’s existing loan portfolio prior to the FDIC Loan Purchase. For additional information on the FDIC Loan Purchase, see Note 2 – “Acquisitions.”
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
Critical accounting estimates are those we consider most important to the portrayal of our financial condition and results of operations because they require our most difficult judgments, often as a result of the need to make estimates that are inherently uncertain. Our critical accounting estimates are described in detail in the 2023 Form 10-K in Note 1—“Organizations and Summary of Significant Accounting Policies” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Estimates.”

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
We define “adjusted earnings”, a non-GAAP financial measure, as net income without the after-tax impact of non-recurring acquisition-related items, (including amortization of intangible assets related to acquisitions) and other costs (unusual or non-recurring charges). Adjusted EPS, a non-GAAP financial measure, is calculated by dividing non-GAAP adjusted earnings by the average number of diluted common shares outstanding during the period. We believe the non-GAAP measures of adjusted earnings and adjusted EPS provide useful information about the Company’s operating performance. We believe excluding the non-recurring acquisition-related costs, and other costs provides investors with an alternative understanding of our core business.
Below is a reconciliation of net income, the nearest compatible GAAP measure, to adjusted earnings and adjusted EPS (Non-GAAP):

	Three Months Ended December 31, 2022		Six Months Ended December 31, 2022
(Dollars in thousands, except per share amounts)	2023	2022	2023	2022
Net income	$151,771	$81,552	$234,416	$139,959
FDIC Loan Purchase - Gain on purchase	(92,397)	—	(92,397)	—
FDIC Loan Purchase - Provision for credit losses	4,648	—	4,648	—
Acquisition-related costs	2,780	2,590	5,570	5,324
Other costs[1]	—	—	—	16,000
Income tax effect	25,650	(788)	24,811	(6,406)
Adjusted earnings (Non-GAAP)	$92,452	$83,354	$177,048	$154,877

Average dilutive common shares outstanding	57,932,834	60,514,635	58,930,427	60,540,353

Diluted EPS	$2.62	$1.35	$3.98	$2.31
FDIC Loan Purchase - Gain on purchase	(1.59)	—	(1.57)	—
FDIC Loan Purchase - Provision for credit losses	0.08	—	0.08	—
Acquisition-related costs	0.05	0.04	0.09	0.09
Other costs	—	—	—	0.26
Income tax effect	0.44	(0.01)	0.42	(0.10)
Adjusted EPS (Non-GAAP)	$1.60	$1.38	$3.00	$2.56
[1] Other costs for the six months ended December 31, 2022 reflect an accrual recorded in the first quarter of fiscal year 2023 as a result of an adverse legal judgement that has not been finalized.
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
Below is a reconciliation of total stockholders’ equity, the nearest compatible GAAP measure, to tangible book value (Non-GAAP):

	December 31,
(Dollars in thousands, except per share amounts)	2023	2022
Common stockholders’ equity	$2,078,224	$1,787,559
Less: servicing rights, carried at fair value	28,043	25,526
Less: goodwill and intangible assets—net	146,793	157,585
Tangible common stockholders’ equity (Non-GAAP)	$1,903,388	$1,604,448

Common shares outstanding at end of period	56,898,377	60,000,079

Book value per common share	36.53	29.79
Less: servicing rights, carried at fair value per common share	0.49	0.43
Less: goodwill and other intangible assets—net per common share	2.59	2.62
Tangible book value per common share (Non-GAAP)	$33.45	$26.74

SELECTED FINANCIAL INFORMATION
AXOS FINANCIAL, INC.
SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands)	December 31, 2023	June 30, 2023	December 31, 2022
Selected Balance Sheet Data:
Total assets	$21,623,764	$20,348,469	$18,741,035
Loans—net of allowance for credit losses	18,264,354	16,456,728	15,473,212
Loans held for sale, carried at fair value	13,468	23,203	4,292
Loans held for sale, lower of cost or fair value	—	776	455
Allowance for credit losses	251,749	166,680	157,218
Trading securities	329	758	372
Available-for-sale securities	239,812	232,350	248,062
Securities borrowed	145,176	134,339	58,846
Customer, broker-dealer and clearing receivables	265,857	374,074	272,579
Total deposits	18,203,912	17,123,108	15,690,494
Advances from the Federal Home Loan Bank	90,000	90,000	100,000
Borrowings, subordinated debentures and debentures	341,086	361,779	334,077
Securities loaned	155,492	159,832	156,008
Customer, broker-dealer and clearing payables	368,885	445,477	420,947
Total stockholders’ equity	2,078,224	1,917,159	1,787,559

Capital Ratios:
Equity to assets at end of period	9.61%	9.42%	9.54%
Axos Financial, Inc.:
Tier 1 leverage (to adjusted average assets)	9.39%	8.96%	9.06%
Common equity tier 1 capital (to risk-weighted assets)	10.97%	10.94%	10.55%
Tier 1 capital (to risk-weighted assets)	10.97%	10.94%	10.55%
Total capital (to risk-weighted assets)	13.79%	13.82%	13.49%
Axos Bank:
Tier 1 leverage (to adjusted average assets)	10.22%	9.68%	10.05%
Common equity tier 1 capital (to risk-weighted assets)	12.26%	11.63%	11.28%
Tier 1 capital (to risk-weighted assets)	12.26%	11.63%	11.28%
Total capital (to risk-weighted assets)	13.25%	12.50%	12.13%
Axos Clearing LLC:
Net capital	$103,454	$35,221	$60,334
Excess capital	$98,397	$29,905	$55,977
Net capital as a percentage of aggregate debit items	40.92%	13.25%	27.69%
Net capital in excess of 5% aggregate debit items	$90,812	$21,930	$49,441

AXOS FINANCIAL, INC.
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	At or for the Three Months Ended		At or for the Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Selected Income Statement Data:
Interest and dividend income	$394,663	$279,588	$758,615	$503,374
Interest expense	166,057	79,678	318,854	122,989
Net interest income	228,606	199,910	439,761	380,385
Provision for credit losses	13,500	3,001	20,500	11,751
Net interest income, after provision for credit losses	215,106	196,909	419,261	368,634
Non-interest income	124,129	28,329	158,636	55,537
Non-interest expense	121,839	108,027	242,345	224,114
Income before income taxes	217,396	117,211	335,552	200,057
Income taxes	65,625	35,659	101,136	60,098
Net income	$151,771	$81,552	$234,416	$139,959

Per Common Share Data:
Net income:
Basic	$2.65	$1.36	$4.04	$2.34
Diluted	$2.62	$1.35	$3.98	$2.31
Adjusted earnings per common share (Non-GAAP)[1]	$1.60	$1.38	$3.00	$2.56
Book value per common share	$36.53	$29.79	$36.53	$29.79
Tangible book value per common share (Non-GAAP)[1]	$33.45	$26.74	$33.45	$26.74

Weighted average number of common shares outstanding:
Basic	57,216,621	59,999,573	58,082,830	59,927,078
Diluted	57,932,834	60,514,635	58,930,427	60,540,353
Common shares outstanding at end of period	56,898,377	60,000,079	56,898,377	60,000,079
Common shares issued at end of period	69,828,709	69,153,591	69,828,709	69,153,591

Performance Ratios and Other Data:
Loan originations for investment	$2,739,261	$2,013,576	$5,344,593	$4,499,800
Loan originations for sale	44,325	43,227	96,910	113,300
Loan purchases	789,516	76	841,408	127
Return on average assets	2.90%	1.77%	2.29%	1.55%
Return on average common stockholders’ equity	30.39%	18.71%	23.72%	16.35%
Interest rate spread[2]	3.58%	3.64%	3.48%	3.63%
Net interest margin[3]	4.55%	4.49%	4.46%	4.38%
Net interest margin[3] – Banking Business Segment	4.62%	4.65%	4.54%	4.58%
Efficiency ratio[4]	34.54%	47.33%	40.50%	51.41%
Efficiency ratio[4] – Banking Business Segment	30.96%	46.29%	36.78%	49.45%

Asset Quality Ratios:
Net annualized charge-offs to average loans	0.02%	0.05%	0.04%	0.05%
Non-performing loans and leases to total loans	0.65%	0.61%	0.65%	0.61%
Non-performing assets to total assets	0.60%	0.54%	0.60%	0.54%
Allowance for credit losses - loans to total loans held for investment[5]	1.33%	1.00%	1.33%	1.00%
Allowance for credit losses - loans to non-performing loans[5]	205.50%	165.51%	205.50%	165.51%
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
5 The increase in the ratios of the allowance for credit losses - loans to total loans held for investment and the allowance for credit losses - loans to non-performing loans at December 31, 2023 was primarily attributable to the allowance for credit losses related to the PCD loans acquired in the FDIC Loan Purchase. See Note 2 - “Acquisitions” for additional information.

RESULTS OF OPERATIONS
Comparison of the Three and Six Months Ended December 31, 2023 and 2022
For the three months ended December 31, 2023, we had net income of $151.8 million, or $2.62 per diluted share, compared to net income of $81.6 million, or $1.35 per diluted share, for the three months ended December 31, 2022. For the six months ended December 31, 2023, we had net income of $234.4 million, or $3.98 per diluted share, compared to net income of $140.0 million, or $2.31 per diluted share, for the six months ended December 31, 2022.
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

	For the Three Months Ended,
	December 31, 2023			December 31, 2022
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$17,499,840	$357,852	8.18%	$15,452,232	$255,661	6.62%
Non-purchased loans	17,241,605	345,905	8.02%	15,452,232	255,661	6.62%
Purchased loans[5]	258,235	11,947	18.51%	—	—	—%
Interest-earning deposits in other financial institutions	2,023,446	27,737	5.48%	1,664,408	15,614	3.75%
Mortgage-backed and other investment securities[4]	238,470	3,200	5.37%	257,133	3,578	5.57%
Securities borrowed and margin lending[6]	336,919	5,467	6.49%	409,543	4,321	4.22%
Stock of the regulatory agencies	17,250	407	9.44%	18,685	414	8.86%
Total interest-earning assets	20,115,925	394,663	7.85%	17,802,001	279,588	6.28%
Non-interest-earning assets	810,366			678,531
Total assets	$20,926,291			$18,480,532
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$13,931,565	$150,107	4.31%	$9,951,529	$65,028	2.61%
Time deposits	1,002,116	10,074	4.02%	1,146,877	6,320	2.20%
Securities loaned	181,690	1,010	2.23%	289,782	1,067	1.47%
Advances from the FHLB	90,000	530	2.35%	290,918	2,504	3.44%
Borrowings, subordinated notes and debentures	349,862	4,336	4.96%	375,331	4,759	5.07%
Total interest-bearing liabilities	15,555,233	166,057	4.27%	12,054,437	79,678	2.64%
Non-interest-bearing demand deposits	2,682,261			3,941,751
Other non-interest-bearing liabilities	690,854			741,066
Stockholders’ equity	1,997,943			1,743,278
Total liabilities and stockholders’ equity	$20,926,291			$18,480,532
Net interest income		$228,606			$199,910
Interest rate spread[7]			3.58%			3.64%
Net interest margin[8]			4.55%			4.49%
1Average balances are obtained from daily data.
2Annualized.
3Loans include loans held for sale, loan premiums and unearned fees.
4Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees.
5Purchased loans include loans, loan discounts and unearned fees related to the FDIC Loan Purchase.
6Margin lending is the significant component of the asset titled customer, broker-dealer and clearing receivables on the unaudited Condensed Consolidated Balance Sheets.
7Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
8Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

	For the Six Months Ended,
	December 31, 2023			December 31, 2022
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$17,075,797	$684,826	8.02%	$15,107,071	$463,999	6.14%
Non-purchased loans	16,945,974	672,879	7.94%	15,107,071	463,999	6.14%
Purchased loans[5]	129,823	11,947	18.51%	—	—	—%
Interest-earning deposits in other financial institutions	2,058,407	56,247	5.47%	1,449,814	22,961	3.17%
Mortgage-backed and other investment securities[4]	235,929	6,336	5.37%	260,102	6,876	5.29%
Securities borrowed and margin lending[6]	334,105	10,462	6.26%	537,404	8,705	3.24%
Stock of the regulatory agencies	17,250	744	8.63%	23,483	833	7.09%
Total interest-earning assets	19,721,488	758,615	7.69%	17,377,874	503,374	5.79%
Non-interest-earning assets	768,570			683,127
Total assets	$20,490,058			$18,061,001
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$13,389,681	$284,465	4.25%	$8,851,092	$92,737	2.10%
Time deposits	1,087,896	21,826	4.01%	1,151,797	11,116	1.93%
Securities loaned	185,198	1,459	1.58%	414,362	2,010	0.97%
Advances from the FHLB	90,000	1,059	2.35%	585,633	7,667	2.62%
Borrowings, subordinated notes and debentures	384,892	10,045	5.22%	377,650	9,459	5.01%
Total interest-bearing liabilities	15,137,667	318,854	4.21%	11,380,534	122,989	2.16%
Non-interest-bearing demand deposits	2,672,180			4,213,995
Other non-interest-bearing liabilities	703,876			754,079
Stockholders’ equity	1,976,335			1,712,393
Total liabilities and stockholders’ equity	$20,490,058			$18,061,001
Net interest income		$439,761			$380,385
Interest rate spread[7]			3.48%			3.63%
Net interest margin[8]			4.46%			4.38%
1.Average balances are obtained from daily data.
2.Annualized.
3.Loans include loans held for sale, loan premiums and unearned fees.
4.Purchased loans include loans, loan discounts and unearned fees related to the FDIC Loan Purchase.
5.Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees.
6.Margin lending is the significant component of the asset titled customer, broker-dealer and clearing receivables on the unaudited Condensed Consolidated Balance Sheets.
7.Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
8.Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

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

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
	2023 vs 2022			2023 vs 2022
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
Increase (decrease) in interest income:
Loans	$36,781	$65,410	$102,191	$65,928	$154,899	$220,827
Non-purchased loans	24,834	65,410	90,244	53,981	154,899	208,880
Purchased loans[1]	11,947	—	11,947	11,947	—	11,947
Interest-earning deposits in other financial institutions	3,862	8,261	12,123	12,199	21,087	33,286
Mortgage-backed and other investment securities	(253)	(125)	(378)	(643)	103	(540)
Securities borrowed and margin lending	(868)	2,014	1,146	(4,178)	5,935	1,757
Stock of the regulatory agencies	(33)	26	(7)	(248)	159	(89)
Total increase (decrease) in interest income	$39,489	$75,586	$115,075	$73,058	$182,183	$255,241
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$32,367	$52,712	$85,079	$63,981	$127,747	$191,728
Time deposits	(884)	4,638	3,754	(649)	11,359	10,710
Securities loaned	(485)	428	(57)	(1,440)	889	(551)
Advances from the FHLB	(1,354)	(620)	(1,974)	(5,890)	(718)	(6,608)
Borrowings, subordinated notes and debentures	(320)	(103)	(423)	184	402	586
Total increase (decrease) in interest expense	$29,324	$57,055	$86,379	$56,186	$139,679	$195,865
1 Purchased loans include loans, loan discounts and unearned fees related to the FDIC Loan Purchase.
Net Interest Income
For the three months ended December 31, 2023, net interest income totaled $228.6 million, an increase of $28.7 million and 14.4% compared to net interest income of $199.9 million for the three months ended December 31, 2022. For the three months ended December 31, 2023, net interest margin, defined as annualized net interest income divided by average interest-earning assets, increased by 6 basis points compared to the net interest margin of 4.49% for the three months ended December 31, 2022.
For the three months ended December 31, 2023, total interest and dividend income increased 41.16% from the three months ended December 31, 2022, primarily due to a $102.2 million increase in interest income from loans, attributable to a 156 basis point increase in rates earned and a $2.0 billion increase in average balances.
For the three months ended December 31, 2023, total interest expense increased 108.41% from the three months ended December 31, 2022, primarily due to a $85.1 million increase in interest expense from demand and savings deposits, attributable to a 170 basis point increase in rates paid and a $4.0 billion increase in average balances.
For the six months ended December 31, 2023, net interest income totaled $439.8 million, an increase of $59.4 million and 15.6% compared to net interest income of $380.4 million for the six months ended December 31, 2022. For the six months ended December 31, 2023, net interest margin, defined as annualized net interest income divided by average interest-earning assets, increased by 8 basis points compared to the net interest margin of 4.38% for the six months ended December 31, 2022.

For the six months ended December 31, 2023, total interest and dividend income increased 50.71% from the six months ended December 31, 2022, primarily due to a $220.8 million increase in interest income from loans, attributable to a 188 basis point increase in rates earned and a $2.0 billion increase in average balances.
For the six months ended December 31, 2023, total interest expense increased 159.3% from the six months ended December 31, 2022, primarily due to $191.7 million increase in interest expense from demand and savings deposits, attributable to a 215 basis point increase in rates paid and a $4.5 billion increase in average balances.
Provision for Credit Losses
The provision for credit losses was $13.5 million and $20.5 million for the three and six months ended December 31, 2023 compared to $3.0 million and $11.8 million for the three and six months ended December 31, 2022. The provision for credit losses for loans for the three and six months ended December 31, 2023 was primarily due to loan growth in the Commercial & Industrial - Non-RE portfolio and the loans acquired in the FDIC Loan Purchase. The provision for credit losses for unfunded commitments of $1.0 million and $2.3 million for the three and six months ended December 31, 2023, respectively, was primarily driven by an increase in the amount of Commercial Real Estate and Commercial and Industrial - Non-RE unfunded commitments. Provisions for credit losses are charged to income to bring the allowance for credit losses for loans and unfunded lending commitments to a level deemed appropriate by management based on the factors discussed under the heading “Financial Condition—Asset Quality and Allowance for Credit Losses - Loans.”

Non-Interest Income
The following table sets forth information regarding our non-interest income:

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
(Dollars in thousands)	2023	2022	Inc (Dec)	2023	2022	Inc (Dec)
Broker-dealer fee income	$12,519	$9,812	$2,707	$24,996	$18,990	$6,006
Advisory fee income	7,362	6,983	379	15,581	13,942	1,639
Banking and service fees	10,061	10,143	(82)	18,411	16,657	1,754
Mortgage banking and servicing rights income	753	641	112	4,631	4,006	625
Prepayment penalty fee income	1,037	750	287	2,620	1,942	678
Gain on acquisition	92,397	—	92,397	92,397	—	92,397
Total non-interest income	$124,129	$28,329	$95,800	$158,636	$55,537	$103,099
For the three and six months ended December 31, 2023, non-interest income increased by $95.8 million or 338.2%, primarily due to a $92.4 million gain on the FDIC Loan Purchase and an increase in broker-dealer fee income, primarily driven by higher rates earned on cash sorting balances at non-affiliated banks.
Non-Interest Expense
The following table sets forth information regarding our non-interest expense:

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
(Dollars in thousands)	2023	2022	Inc (Dec)	2023	2022	Inc (Dec)
Salaries and related costs	$58,883	$49,720	$9,163	$114,694	$96,716	$17,978
Data and operational processing	18,326	14,632	3,694	34,410	28,654	5,756
Depreciation and amortization	6,488	5,957	531	12,366	12,051	315
Advertising and promotional	9,794	10,899	(1,105)	20,169	17,269	2,900
Professional services	5,976	8,455	(2,479)	15,787	16,542	(755)
Occupancy and equipment	4,001	3,683	318	7,847	7,737	110
FDIC and regulatory fees	3,935	3,569	366	8,384	7,304	1,080
Broker-dealer clearing charges	5,948	3,739	2,209	9,960	6,568	3,392
General and administrative expense	8,488	7,373	1,115	18,728	31,273	(12,545)
Total non-interest expense	$121,839	$108,027	$13,812	$242,345	$224,114	$18,231
For the three months ended December 31, 2023, non-interest expense increased $13.8 million, or 12.8%, primarily due to increases of:
•$9.2 million in salaries and related costs due to increased headcount and salaries;
•$3.7 million in data and operational processing expense primarily due to enhancements of core processing systems, customer interfaces and clearing and custody technology programs; and
•$2.2 million in broker-dealer clearing charges primarily due to mutual fund clearing fees and corporate actions.
The increases were partially offset by a $2.5 million decrease in professional services, primarily due to reduced legal and consulting services.
For the six months ended December 31, 2023, non-interest expense increased $18.2 million, or 8.13%, primarily due to increases of:
•$18.0 million in salaries and related costs due to increased headcount and salaries;
•$5.8 million in data and operational processing expense primarily due to enhancements of core processing systems, customer interfaces and clearing and custody technology programs;
•$3.4 million in broker-dealer clearing charges primarily due to mutual fund clearing fees and corporate actions; and

•$2.9 million in advertising and promotional expenses due to increased deposit marketing.
The increases were partially offset by a $12.5 million decrease in general and administrative expenses, primarily reflecting the absence of a $16.0 million accrual in the prior year quarter for an adverse legal judgment that has not been finalized.
Provision for Income Taxes
Income tax expense was $65.6 million and $101.1 million for the three and six months ended December 31, 2023, compared to $35.7 million and $60.1 million for three and six months ended December 31, 2022. Our effective income tax rates for the three months ended December 31, 2023 and 2022 were 30.19% and 30.42%, respectively. Our effective income tax rates for the six months ended December 31, 2023 and 2022 were 30.14% and 30.04%, respectively.
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

The following tables present the operating results of the segments:

	For the Three Months Ended December 31, 2023
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$226,635	$6,080	$(4,109)	$228,606
Provision for credit losses	13,500	—	—	13,500
Non-interest income	103,779	32,641	(12,291)	124,129
Non-interest expense	102,282	27,968	(8,411)	121,839
Income before income taxes	$214,632	$10,753	$(7,989)	$217,396

	For the Three Months Ended December 31, 2022
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$198,545	$4,876	$(3,511)	$199,910
Provision for credit losses	3,001	—	—	3,001
Non-interest income	10,557	36,004	(18,232)	28,329
Non-interest expense	96,783	25,271	(14,027)	108,027
Income before income taxes	$109,318	$15,609	$(7,716)	$117,211

	For the Six Months Ended December 31, 2023
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$435,854	$11,622	$(7,715)	$439,761
Provision for credit losses	20,500	—	—	20,500
Non-interest income	116,336	67,196	(24,896)	158,636
Non-interest expense	203,068	55,491	(16,214)	242,345
Income before income taxes	$328,622	$23,327	$(16,397)	$335,552

	For the Six Months Ended December 31, 2022
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$378,275	$9,151	$(7,041)	$380,385
Provision for credit losses	11,751	—	—	11,751
Non-interest income	21,269	65,169	(30,901)	55,537
Non-interest expense	197,579	49,786	(23,251)	224,114
Income before income taxes	$190,214	$24,534	$(14,691)	$200,057
Banking Business
For the three months ended December 31, 2023, our Banking Business segment had income before income taxes of $214.6 million, compared to income before taxes of $109.3 million for the three months ended December 31, 2022. For the six months ended December 31, 2023, our Banking Business segment had income before income taxes of $328.6 million, compared to income before taxes of $190.2 million for the six months ended December 31, 2022.
For the three and six months ended December 31, 2023, the Banking Business segment’s net interest income increased $28.1 million or 14.1%, and $57.6 million or 15.2%, respectively, compared to net interest income for the three and six months ended December 31, 2022. The increase in net interest income was primarily due to higher interest income from loans driven and from deposits in other financial institutions, primarily attributable to higher rates earned and average balances, partially offset by higher rates paid and higher average interest-bearing deposit balances.
For the three and six months ended December 31, 2023, the Banking Business segment’s non-interest income increased $93.2 million, or 883.0%, and $95.1 million, or 447.0%, respectively, compared to non-interest income for the three and six months ended December 31, 2022. The increase in non-interest income was primarily due to a $92.4 million on the FDIC Loan Purchase. For the six months ended December 31, 2023, higher non-interest income was further driven by increased prepayment penalty fee income, mortgage banking and servicing rights income and banking and service fee income.
For the three and six months ended December 31, 2023, the Banking Business segment’s non-interest expense increased $5.5 million or 5.7%, and $5.5 million or 2.8%, respectively, compared to non-interest expense for the three and six months ended December 31, 2022. The increase in non-interest expense was primarily due to increases in salaries and related costs from higher headcount and salaries and increases in data and operational costs from enhancement of core processing systems and customer interfaced offset by decreases in advertising and promotional expense from reduced cash sorting fees paid to our Securities Business. For the six months ended December 31, 2023, the increase in non-interest expense was further offset by the absence of a $16.0 million accrual in the prior year quarter for an adverse legal judgment that has not been finalized.
Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following tables presents our Banking Business segment’s information regarding (i) average balances; (ii) the total amount of interest income from interest-earning assets and the weighted average yields on such assets; (iii) the total amount of interest expense on interest-bearing liabilities and the weighted average rates paid on such liabilities; (iv) net interest income; (v) interest rate spread; and (vi) net interest margin:

	For the Three Months Ended
	December 31,
	2023			2022
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$17,499,840	$358,114	8.19%	$15,429,873	$255,309	6.62%
Non-purchased loans	17,241,605	346,167	8.03%	15,429,873	255,309	6.62%
Purchased loans[5]	258,235	11,947	18.51%	—	—	—%
Interest-earning deposits in other financial institutions	1,867,823	25,688	5.50%	1,362,744	13,126	3.85%
Mortgage-backed and other investment securities[4]	238,092	3,162	5.31%	264,673	3,615	5.46%
Stock of the regulatory agencies	17,250	407	9.38%	18,685	411	8.80%
Total interest-earning assets	19,623,005	387,371	7.90%	17,075,975	272,461	6.38%
Non-interest-earning assets	474,729			341,701
Total assets	$20,097,734			$17,417,676
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$13,951,710	$150,131	4.30%	$10,045,861	$65,093	2.59%
Time deposits	1,002,116	10,075	4.02%	1,146,877	6,321	2.20%
Advances from the FHLB	90,000	530	2.36%	290,918	2,504	3.44%
Borrowings, subordinated notes and debentures	22	—	—%	33	—	—%
Total interest-bearing liabilities	15,043,848	160,736	4.27%	11,483,689	73,918	2.57%
Non-interest-bearing demand deposits	2,789,378			4,001,370
Other non-interest-bearing liabilities	254,906			198,916
Stockholders’ equity	2,009,602			1,733,701
Total liabilities and stockholders’ equity	$20,097,734			$17,417,676
Net interest income		$226,635			$198,543
Interest rate spread[6]			3.63%			3.81%
Net interest margin[7]			4.62%			4.65%
1Average balances are obtained from daily data.
2Annualized.
3Loans include loans held for sale, loan premiums and unearned fees.
4Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees.
5Purchased loans include loans, loan discounts and unearned fees related to the FDIC Loan Purchase.
6Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
7Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

	For the Six Months Ended
	December 31,
	2023			2022
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$17,075,797	$684,769	8.02%	$15,082,455	$463,319	6.14%
Non-purchased loans	16,945,974	672,822	7.94%	15,082,455	463,319	6.14%
Purchased loans[5]	129,823	11,947	18.51%	—	—	—%
Interest-earning deposits in other financial institutions	1,867,119	51,404	5.51%	1,145,975	18,757	3.27%
Mortgage-backed and other investment securities[6]	235,380	6,336	5.38%	270,324	6,986	5.17%
Stock of the regulatory agencies	17,250	744	8.59%	23,483	829	7.06%
Total interest-earning assets	19,195,546	743,253	7.74%	16,522,237	489,891	5.93%
Non-interest-earning assets	428,200			327,034
Total assets	$19,623,746			$16,849,271
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$13,438,664	$284,514	4.23%	$8,927,706	$92,833	2.08%
Time deposits	1,087,896	21,826	4.01%	1,151,797	11,116	1.93%
Advances from the FHLB	90,000	1,059	2.35%	585,633	7,667	2.62%
Borrowings, subordinated notes and debentures	27	—	7.41%	27	—	—%
Total interest-bearing liabilities	14,616,587	307,399	4.21%	10,665,163	111,616	2.09%
Non-interest-bearing demand deposits	2,802,887			4,292,481
Other non-interest-bearing liabilities	228,603			192,094
Stockholders’ equity	1,975,669			1,699,533
Total liabilities and stockholders’ equity	$19,623,746			$16,849,271
Net interest income		$435,854			$378,275
Interest rate spread[6]			3.53%			3.84%
Net interest margin[7]			4.54%			4.58%
1Average balances are obtained from daily data.
2Annualized.
3Loans include loans held for sale, loan premiums and unearned fees.
4Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees.
5Purchased loans include loans, loan discounts and unearned fees related to the FDIC Loan Purchase.
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

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
	2023 vs 2022			2023 vs 2022
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
Increase / (decrease) in interest income:
Loans	$37,144	$65,661	$102,805	$66,769	$154,681	$221,450
Non-purchased loans	25,197	65,661	90,858	54,822	154,681	209,503
Purchased loans[1]	11,947	—	11,947	11,947	—	11,947
Interest-earning deposits	5,826	6,736	12,562	15,023	17,624	32,647
Securities	(356)	(97)	(453)	(789)	139	(650)
Stock of the regulatory agencies, at cost	(33)	29	(4)	(245)	160	(85)
Total increase (decrease) in interest income	$42,581	$72,329	$114,910	$80,758	$172,604	$253,362
Increase / (decrease) in interest expense:
Interest-bearing demand and savings	$31,517	$53,521	$85,038	$63,737	$127,944	$191,681
Time deposits	(884)	4,638	3,754	(649)	11,359	10,710
Advances from the FHLB	(1,357)	(617)	(1,974)	(5,890)	(718)	(6,608)
Total increase (decrease) in interest expense	$29,276	$57,542	$86,818	$57,198	$138,585	$195,783
1 Purchased loans include loans, loan discounts and unearned fees related to the FDIC Loan Purchase.
We consider the ratios shown in the table below to be key indicators of the performance of our Banking Business segment:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2023	2022	2023	2022
Efficiency ratio	30.96%	46.29%	36.78%	49.45%
Return on average assets	2.81%	1.75%	2.24%	1.57%
Interest rate spread	3.63%	3.81%	3.53%	3.84%
Net interest margin	4.62%	4.65%	4.54%	4.58%
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
Securities Business
For the three and six months ended December 31, 2023, our Securities Business segment had income before income taxes of $10.8 million and $23.3 million, respectively, compared to income before income taxes of $15.6 million and $24.5 million for the three and six months ended December 31, 2022. respectively.
For the three and six months ended December 31, 2023, net interest income increased $1.2 million or 24.7%, and $2.5 million or 27.0%, respectively, compared to net interest income for the three and six months ended December 31, 2022. The increase was primarily driven by an increase in rates earned on interest-bearing cash deposit balances and margin lending and a lower average balances on lines of credit.
For the three months ended December 31, 2023, non-interest income decreased $3.4 million, or 9.3%, compared to non-interest income for the three months ended December 31, 2022. The decrease was primarily driven by lower broker dealer fee income. For the six months ended December 31, 2023, non-interest income increased $2.0 million, or 3.1%, compared to non-interest income for the six months ended December 31, 2022. The increase was primarily driven by higher advisory fees.
For the three and six months ended December 31, 2023, non-interest expense increased $2.7 million, or 10.7%, and $5.7 million or 11.5%, respectively, compared to non-interest expense for the three and six months ended December 31, 2022. The increase was primarily driven by higher salaries and related costs, higher broker dealer clearing charges offset by lower professional services expense.
The following table provides selected information for Axos Clearing:

(Dollars in thousands)	December 31, 2023	June 30, 2023
FDIC insured deposit program balances at banks	$1,364,830	$1,627,053
Margin balances	$192,315	$205,880
Cash reserves for the benefit of customers	$194,955	$149,059
Securities lending:
Interest-earning assets – securities borrowed	$145,176	$134,339
Interest-bearing liabilities – securities loaned	$155,492	$159,832
FINANCIAL CONDITION
Balance Sheet Analysis
Our total assets increased $1.3 billion, or 6.3%, to $21.6 billion, as of December 31, 2023, up from $20.3 billion at June 30, 2023. The increase in total assets was primarily due to an increase of $1.8 billion in loans, partially offset by a decrease in cash of $0.6 billion. Total liabilities increased $1.1 billion, primarily from an increase in deposits of $1.1 billion.
Loans
The following table sets forth the composition of the loan portfolio:

	December 31, 2023		June 30, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single Family - Mortgage & Warehouse	$4,092,104	21.7%	$4,173,833	25.1%
Multifamily and Commercial Mortgage[1]	4,065,019	21.6%	3,082,225	18.5%
Commercial Real Estate[1]	6,043,400	32.0%	6,199,818	37.2%
Commercial & Industrial - Non-RE	4,177,461	22.1%	2,639,650	15.8%
Auto & Consumer	477,275	2.5%	546,264	3.3%
Other	5,150	0.1%	10,236	0.1%
Total gross loans	18,860,409	100.0%	16,652,026	100.0%
Allowance for credit losses - loans	(251,749)		(166,680)
Unaccreted discounts and loan fees	(344,306)		(28,618)
Total net loans	$18,264,354		$16,456,728
1 Includes PCD loans of $296.7 million in Multifamily and Commercial Mortgage and $44.5 million in Commercial Real Estate as of December 31, 2023. For further detail on PCD loans refer to Note 1—“Summary of Significant Accounting Policies”.
The Bank originates some single-family interest-only loans with terms that include repayments that are less than the repayments for fully amortizing loans. The Bank’s lending guidelines for interest only loans are adjusted for the increased credit risk associated with these loans by requiring borrowers with such loans to borrow at LTVs that are lower than standard amortizing ARM loans and by calculating debt to income ratios for qualifying borrowers based upon a fully amortizing payment, not the interest only payment. The Bank monitors and performs reviews of interest only loans as part of its loan portfolio management process. Adverse trends reflected in the Company’s delinquency statistics, grading and classification of interest only loans would be reported to management and the Board of Directors. As of December 31, 2023, the Company had $1.3 billion of interest-only mortgage loans with a weighted average LTV of 57.8%.
Asset Quality and Allowance for Credit Losses - Loans
Non-performing Assets
Non-performing loans are comprised of those 90 days or more past due and other non-accrual loans. Non-performing assets include non-performing loans plus, other real estate owned and repossessed vehicles. At December 31, 2023, our non-performing loans totaled $122.5 million, or 0.65% of total gross loans and our total non-performing assets totaled $129.8 million, or 0.60%, of total assets.
Non-performing loans and foreclosed assets or “non-performing assets” consisted of the following:

(Dollars in thousands)	December 31, 2023	June 30, 2023	Inc (Dec)
Non-performing assets:
Non-accrual loans:
Single Family - Mortgage & Warehouse	$54,287	$30,714	$23,573
Multifamily and Commercial Mortgage	37,324	35,103	2,221
Commercial Real Estate	26,102	14,852	11,250
Commercial & Industrial - Non-RE	2,989	2,989	—
Auto & Consumer	1,770	1,457	313
Other	36	2,045	(2,009)
Total non-performing loans	$122,508	$87,160	$35,348
Foreclosed real estate	5,574	6,966	(1,392)
Repossessed vehicles—Autos	1,743	1,133	610
Total non-performing assets	$129,825	$95,259	$34,566
Total non-performing loans as a percentage of total loans	0.65%	0.52%	0.13%
Total non-performing assets as a percentage of total assets	0.60%	0.47%	0.13%

Total non-performing assets increased from $95.3 million at June 30, 2023 to $129.8 million at December 31, 2023. The increase in non-performing assets was primarily attributable to increases in single-family mortgage loans and commercial real estate.
Management establishes an allowance for credit losses based upon its evaluation of the expected lifetime credit losses related to the amortized cost basis of loans on the balance sheet. The net charge-off rate for the six months ended December 31, 2023 was 0.02%, compared to 0.05% for the six months ended December 31, 2022. Of the 0.02% of net charge-offs for the three months ended December 31, 2023, 0.01% were related to Auto loans covered by insurance policies. For additional information regarding the Company’s allowance for credit losses see Note 5—“Loans and Allowance for Credit Losses” in the Condensed Consolidated Financial Statements. For a discussion of the provision for credit losses for the three and six months ended December 31, 2023, see “Results of Operations—Provision for Credit Losses.” We believe that the lower average LTV in the loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks. The resolution of existing other real estate owned and non-performing loans should not have a significant adverse impact on our operating results.

Available-for-Sale Securities
Total available-for-sale securities were $239.8 million as of December 31, 2023, compared with $232.4 million at June 30, 2023. During the six months ended December 31, 2023, we purchased $9.6 million of securities and received principal repayments of approximately $6.0 million. The remainder of the change for the available-for-sale portfolio is attributable to changes in unrealized losses and accretion.
Deposits
Deposits increased by $1.1 billion, or 6.3%, to $18.2 billion at December 31, 2023, from $17.1 billion at June 30, 2023. Interest-bearing demand and savings increased $1.5 billion and time deposits decreased $0.3 billion. Non-interest bearing deposits decreased by $0.1 billion as of December 31, 2023, compared with June 30, 2023.

The following table sets forth the composition of the deposit portfolio:

	December 31, 2023		June 30, 2023
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$2,833,657	—%	$2,898,150	—%
Interest-bearing:
Demand	3,340,669	4.27%	3,334,615	2.43%
Savings	11,062,139	4.32%	9,575,781	4.20%
Total interest-bearing demand and savings	14,402,808	4.31%	12,910,396	3.74%
Time deposits:
$250 and under[2]	588,502	4.11%	932,436	3.72%
Greater than $250	378,945	4.77%	382,126	4.36%
Total time deposits	967,447	4.37%	1,314,562	3.91%
Total interest bearing[2]	15,370,255	4.31%	14,224,958	3.76%
Total deposits	$18,203,912	3.64%	$17,123,108	3.12%
1 Based on weighted-average stated interest rates at end of period.
2 The total interest-bearing includes brokered deposits of $1,783.1 million and $2,028.5 million as of December 31, 2023 and June 30, 2023, respectively, of which $381.6 million and $690.9 million, respectively, are time deposits classified as $250,000 and under.
The following table sets forth the number of deposit accounts by type:

	December 31, 2023	June 30, 2023	December 31, 2022
Non-interest bearing	47,846	45,640	43,747
Interest-bearing checking and savings accounts	461,293	427,299	365,714
Time deposits	5,682	6,340	7,475
Total number of deposit accounts	514,821	479,279	416,936
Total Bank deposits that exceeded the FDIC insurance limit of $250,000 or were not collateralized at both December 31, 2023 and June 30, 2023 were $1.9 billion and 1.7 billion, respectively. The maturities of time deposits that exceeded the FDIC insurance limit of $250,000 were as follows:

(Dollars in thousands)	December 31, 2023
3 months or less	$145,459
3 months to 6 months	187,778
6 months to 12 months	30,051
Over 12 months	15,657
Total	$378,945
Borrowings
The following table sets forth the composition of our borrowings and the interest rates:

	December 31, 2023		June 30, 2023		December 31, 2022
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB Advances	$90,000	2.32%	$90,000	2.32%	$100,000	2.26%
Borrowings, subordinated notes and debentures	341,086	4.61%	361,779	4.69%	334,077	4.59%
Total borrowings	$431,086	4.13%	$451,779	4.22%	$434,077	4.05%

Weighted average cost of borrowings during the quarter	4.43%		4.58%		4.36%
Borrowings as a percent of total assets	1.99%		2.22%		2.32%
We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the origination of loans and to provide us with interest rate risk protection should rates rise.

Stockholders’ Equity
Stockholders’ equity increased $161.1 million to $2,078.2 million at December 31, 2023, compared to $1,917.2 million at June 30, 2023. The increase was primarily the result of net income for the six months ended December 31, 2023 of $234.4 million partially offset by repurchases of $83.2 million of common shares.
During the six months ended December 31, 2023, the Company repurchased a total of $83.2 million or 2,255,509 shares of common stock at an average price of $36.88 share. The Company had $20.5 million remaining under the 2023 Board authorized stock repurchase program as of December 31, 2023.
LIQUIDITY
Cash flow information is as follows:

	For the Six Months Ended
	December 31,
(Dollars in thousands)	2023	2022
Operating Activities	$147,094	$177,076
Investing Activities	$(1,736,229)	$(1,411,404)
Financing Activities	$970,772	$1,612,142
During the six months ended December 31, 2023, we had net cash inflows from operating activities of $147.1 million compared to inflows of $177.1 million for the six months ended December 31, 2022. Net operating cash inflows and outflows fluctuate primarily due to the timing of the following: originations of loans held for sale, proceeds from loan sales, securities borrowed and loaned, and customer, broker-dealer and clearing receivables and payables and changes in other assets and payables.
Net cash outflows from investing activities totaled $1,736.2 million for the six months ended December 31, 2023, while outflows totaled $1,411.4 million for the six months ended December 31, 2022. The increase in outflows was primarily due to higher principal repayments, partially offset by increased originations and purchases of loans held for investment related to the FDIC Loan Purchase and acquisition of marine floor financing loans in the six months ended December 31, 2023.
Net cash inflows from financing activities totaled $970.8 million for the six months ended December 31, 2023, compared to net cash inflows from financing activities of $1,612.1 million for the six months ended December 31, 2022. The primary driver behind the decrease in net cash inflows was a lower net increase in deposits in the six months ended December 31, 2023.
As of December 31, 2023, the Bank could borrow up to 35% of its total assets from the FHLB. Borrowings are collateralized by the pledge of certain mortgage loans and available-for-sale securities to the FHLB. At December 31, 2023, the Company had $2,696.7 million available immediately and $4,080.8 million available with additional collateral and the Company had $5,155.8 million of loans and $159.2 thousand of securities pledged to the FHLB. We also had 5 unsecured federal funds purchase lines with five different banks totaling $250.0 million, under which no borrowings were outstanding at December 31, 2023.
The Bank has the ability to borrow short-term from the FRBSF Discount Window. At December 31, 2023, the Bank did not have any borrowings outstanding and the amount available from this source was $3,136.1 million. The credit line is collateralized by consumer loans and mortgage-backed securities. At December 31, 2023 we had $3,915.0 million of loans pledged to the FRBSF.
Axos Clearing has a $150 million secured line of credit available for borrowing, as needed. As of December 31, 2023, there was $6 million outstanding on this credit facility. This credit facility bears interest at rates based on the Federal Funds rate and is due upon demand.
Axos Clearing also has $210 million of unsecured lines of credit available for limited purpose borrowing, which includes $100 million from Axos Financial, Inc. As of December 31, 2023, there was no amount outstanding on this credit facility. This credit facility bears interest at rates based on the Federal Funds rate and is due upon demand.
We view our liquidity sources to be stable and adequate for our anticipated needs and contingencies for both the short- and long-term. Due to the diversified sources of our deposits, while maintaining approximately 90% of our total Bank deposits in insured or collateralized accounts as of December 31, 2023, we believe we have the ability to increase our level of deposits, and have available other potential sources of funding, to address our liquidity needs for the foreseeable future.

OFF-BALANCE SHEET COMMITMENTS
At December 31, 2023, we had commitments to fund loans of $3,502.4 million, and commitments to sell loans with an aggregate outstanding principal balance of $13.7 million. We have no commitments to purchase available-for-sale securities as of December 31, 2023.
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
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank to maintain minimum ratios of tier 1 capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. At December 31, 2023, our Company and Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since December 31, 2023 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Company and Bank both elected the five-year current expected credit losses (“CECL”) transition guidance for calculating regulatory capital and ratios and the December 31, 2023 and June 30, 2023 amounts reflect this election. This guidance allowed an entity to add back to regulatory capital 100% of the impact of the day-one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through June 30, 2022. In fiscal year 2024, this cumulative amount is phased out of regulatory capital at 50% and the cumulative amount will be 100% phased out of regulatory capital beginning in fiscal year 2026.

The Company’s and Bank’s estimated capital amounts, capital ratios and capital requirements under Basel III were as follows:

	Axos Financial, Inc.		Axos Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	December 31, 2023	June 30, 2023	December 31, 2023	June 30, 2023
Regulatory Capital:
Tier 1	$1,951,838	$1,796,352	$2,049,461	$1,866,705
Common equity tier 1	$1,951,838	$1,796,352	$2,049,461	$1,866,705
Total capital	$2,454,167	$2,269,237	$2,214,559	$2,007,006

Assets:
Average adjusted	$20,792,068	$20,059,002	$20,046,527	$19,284,378
Total risk-weighted	$17,795,583	$16,414,213	$16,713,359	$16,054,633

Regulatory Capital Ratios:
Tier 1 leverage (to adjusted average assets)	9.39%	8.96%	10.22%	9.68%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	10.97%	10.94%	12.26%	11.63%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	10.97%	10.94%	12.26%	11.63%	8.00%	6.00%
Total capital (to risk-weighted assets)	13.79%	13.82%	13.25%	12.50%	10.00%	8.00%
Basel III requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At December 31, 2023 and June 30, 2023, our Company and Bank were in compliance with the capital conservation buffer requirement, which sets the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums to 7.0%, 8.5% and 10.5%, respectively.
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
The net capital positions of Axos Clearing were as follows:

(Dollars in thousands)	December 31, 2023	June 30, 2023
Net capital	$103,454	$35,221
Excess Capital	$98,397	$29,905

Net capital as a percentage of aggregate debit items	40.92%	13.25%
Net capital in excess of 5% aggregate debit items	$90,812	$21,930
Axos Clearing, as a clearing broker, is subject to SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the benefit of customers. At December 31, 2023, the Company calculated a deposit requirement of $137.3 million and maintained a deposit of $172.9 million. On January 2, 2024, the Company made a withdrawal of $20.0 million.
Certain broker-dealers have chosen to maintain brokerage customer accounts at Axos Clearing. To allow these broker-dealers to classify their assets held by the Company as allowable assets in their computation of net capital, the Company computes a separate reserve requirement for Proprietary Accounts of Brokers (“PAB”). At December 31, 2023, the Company

calculated a deposit requirement of $7.8 million and maintained a deposit of $22.1 million. On January 2, 2024, the Company made a deposit of $1.0 million.
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
Banking Business
The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at December 31, 2023 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	December 31, 2023
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$1,535,399	$—	$—	$—	$1,535,399
Available-for-sale securities[1]	205,515	3,532	13,781	16,984	239,812
Stock of the FHLB, at cost	17,250	—	—	—	17,250
Loans[2]	13,097,222	1,287,416	3,640,361	239,538	18,264,537
Loans held for sale	13,468	—	—	—	13,468
Total interest-earning assets	14,868,854	1,290,948	3,654,142	256,522	20,070,466
Non-interest earning assets	—	—	—	—	687,390
Total assets	$14,868,854	$1,290,948	$3,654,142	$256,522	$20,757,856
Interest-bearing liabilities:
Interest-bearing deposits[3]	$14,312,416	$958,363	$109,991	$37	$15,380,807
Advances from the FHLB	—	30,000	—	60,000	90,000
Total interest-bearing liabilities	14,312,416	988,363	109,991	60,037	15,470,807
Other non-interest-bearing liabilities	—	—	—	—	3,192,359
Stockholders’ equity	—	—	—	—	2,094,690
Total liabilities and equity	$14,312,416	$988,363	$109,991	$60,037	$20,757,856
Net interest rate sensitivity gap	$556,438	$302,585	$3,544,151	$196,485	$4,599,659
Cumulative gap	$556,438	$859,023	$4,403,174	$4,599,659	$4,599,659
Net interest rate sensitivity gap—as a % of total interest earning assets	2.77%	1.51%	17.66%	0.98%	22.92%
Cumulative gap—as % of total cumulative interest earning assets	2.77%	4.28%	21.94%	22.92%	22.92%
1 Comprised primarily of non-agency and U.S. government agency mortgage-backed securities. The table reflects contractual repricing dates.
2 Loans includes loan premiums, discounts and unearned fees. The table reflects either contractual repricing dates or maturities.
3 The table assumes that the principal balances for demand deposits and savings accounts will reprice in the first year.

The above table provides an approximation of the projected re-pricing of assets and liabilities at December 31, 2023 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are based on historical experience. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience. Actual repayments of these instruments could vary substantially if future experience differs from our historic experience.

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
The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the future 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity, we assume no growth in the balance sheet other than for retained earnings:

	As of December 31, 2023
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$1,074,457	10.3%	$1,126,975	6.5%
Base	$973,901	—%	$1,058,487	—%
Down 200 basis points	$894,052	(8.2)%	$1,017,392	(3.9)%
We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We analyze the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the underlying interest rate curves.
The following table indicates the sensitivity of market value of equity to the interest rate movement described above:

	As of December 31, 2023
(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 200 basis points	$2,093,506	(1.0)%	10.2%
Up 100 basis points	$2,108,770	(0.3)%	10.3%
Base	$2,114,101	—%	10.2%
Down 100 basis points	$2,109,467	(0.2)%	10.2%
Down 200 basis points	$2,096,831	(0.8)%	10.0%
The computation of the prospective effects of hypothetical interest rate changes is based on numerous assumptions, including relative levels of interest rates, asset prepayments, runoffs in deposits and changes in repricing levels of deposits to general market rates. The relative levels of interest rates used in the scenarios are based on the forward yield curve as of the balance sheet date and asset prepayment, deposit runoff and repricing assumptions utilize such relative interest rates. In addition, deposit repricing and runoff assumptions are generally based on historical behaviors over prior interest rate cycles. Results of these modeled outputs should not be relied upon as indicative of actual results. Furthermore, these computations do not take into account any actions that we may undertake in response to future changes in interest rates. Those actions include, but are not limited to, making changes in loan and deposit interest rates and changes in our asset and liability mix.
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
ITEM 4.CONTROLS AND PROCEDURES
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2023, the Company implemented a new enterprise resource planning (“ERP”) system to replace certain of its existing financial and operating systems. As a result of this implementation, certain internal controls over financial reporting have been automated, modified, or implemented to address the new control environment associated with this ERP system. Other than the implementation of this ERP system, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023 (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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

PART II—OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
The information set forth in Note 9—“Commitments And Contingencies” to the Consolidated Financial Statements is incorporated herein by reference.
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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth our market repurchases of Axos common stock and the Axos common stock retained in connection with net settlement of restricted stock awards during the quarter ended December 31, 2023.

(Dollars in thousands, except per share data)	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases[1]
Quarter Ended December 31, 2023
October 1, 2023 to October 31, 2023	1,377,080	$36.56	1,377,080	$28,785,217
November 1, 2023 to November 30, 2023	230,221	36.09	230,221	20,475,752
December 1, 2023 to December 31, 2023	—	—	—	—
For the Three Months Ended December 31, 2023	1,607,301	$36.49	1,607,301	$20,475,752

Stock Retained in Net Settlement[2]
October 1, 2023 to October 31, 2023	73
November 1, 2023 to November 30, 2023	609
December 1, 2023 to December 31, 2023	62
For the Three Months Ended December 31, 2023	744
1 On April 27, 2023, the Company announced a program to repurchase up to $100 million of its common stock. The share repurchase program will continue in effect until terminated by the Board of Directors of the Company.
2 The Amended and Restated 2014 Stock Incentive Plan permits net settlement of stock issuances related to equity awards for purposes of payment of a grantee’s minimum income tax obligation. Stock Retained in Net Settlement was purchased at the vesting price of the associated restricted stock unit.
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

Axos Financial, Inc.

Dated:	January 30, 2024	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	January 30, 2024	By:	/s/ Derrick K. Walsh
Derrick K. Walsh Executive Vice President and Chief Financial Officer (Principal Financial Officer)