Form 10-Q
period 2024-03-31
Axos Financial, Inc.
filed 2024-04-30
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock on the last practicable date: 56,967,483 shares of common stock, $0.01 par value per share, as of April 19, 2024.

AXOS FINANCIAL, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except par value)	March 31, 2024	June 30, 2023
ASSETS
Cash and cash equivalents	$2,129,772	$2,233,027
Restricted cash	216,139	149,059
Total cash, cash equivalents and restricted cash	2,345,911	2,382,086
Trading securities	592	758
Available-for-sale securities	207,582	232,350
Stock of regulatory agencies	22,264	21,510
Loans held for sale, carried at fair value	16,239	23,203
Loans held for sale, lower of cost or fair value	—	776
Loans—net of allowance for credit losses of $257,522 as of March 31, 2024 and $166,680 as of June 30, 2023	18,733,455	16,456,728
Servicing rights, carried at fair value	28,130	25,443
Securities borrowed	105,853	134,339
Customer, broker-dealer and clearing receivables	292,630	374,074
Goodwill and other intangible assets—net	144,324	152,149
Other assets	745,153	545,053
TOTAL ASSETS	$22,642,133	$20,348,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$2,758,596	$2,898,150
Interest bearing	16,344,936	14,224,958
Total deposits	19,103,532	17,123,108
Advances from the Federal Home Loan Bank	90,000	90,000
Borrowings, subordinated notes and debentures	330,389	361,779
Securities loaned	119,800	159,832
Customer, broker-dealer and clearing payables	387,176	445,477
Accounts payable and other liabilities	414,943	251,114
Total liabilities	20,445,840	18,431,310
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock—$0.01 par value; 150,000,000 shares authorized; 70,033,523 shares issued and 57,079,429 shares outstanding as of March 31, 2024; 69,465,446 shares issued and 58,943,035 shares outstanding as of June 30, 2023	700	695
Additional paid-in capital	502,489	479,878
Accumulated other comprehensive income (loss)—net of income tax	(3,064)	(6,610)
Retained earnings	2,080,745	1,735,609
Treasury stock, at cost; 12,954,094 shares as of March 31, 2024 and 10,522,411 shares as of June 30, 2023	(384,577)	(292,413)
Total stockholders’ equity	2,196,293	1,917,159
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,642,133	$20,348,469

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except earnings per common share)	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$405,280	$279,864	$1,090,106	$743,863
Securities borrowed and customer receivables	5,701	5,137	16,163	13,842
Investments and other	32,583	22,333	95,910	53,003
Total interest and dividend income	443,564	307,334	1,202,179	810,708
INTEREST EXPENSE:
Deposits	176,737	98,439	483,028	202,292
Advances from the Federal Home Loan Bank	735	4,454	1,794	12,121
Securities loaned	376	1,307	1,835	3,317
Other borrowings	4,110	4,152	14,155	13,611
Total interest expense	181,958	108,352	500,812	231,341
Net interest income	261,606	198,982	701,367	579,367
Provision for credit losses	6,000	5,500	26,500	17,251
Net interest income, after provision for credit losses	255,606	193,482	674,867	562,116
NON-INTEREST INCOME:
Broker-dealer fee income	12,087	13,745	37,083	32,735
Advisory fee income	8,105	6,879	23,686	20,821
Banking and service fees	8,876	8,443	27,287	25,100
Mortgage banking and servicing rights income	2,180	1,107	6,811	5,113
Prepayment penalty fee income	1,915	2,072	4,535	4,014
Gain on acquisition	—	—	92,397	—
Total non-interest income	33,163	32,246	191,799	87,783
NON-INTEREST EXPENSE:
Salaries and related costs	67,419	53,046	182,113	149,762
Data and operational processing	18,243	15,808	52,653	44,462
Depreciation and amortization	7,221	5,671	19,587	17,722
Advertising and promotional	10,282	11,786	30,451	29,055
Professional services	9,073	6,747	24,860	23,289
Occupancy and equipment	4,254	3,873	12,101	11,610
FDIC and regulatory fees	5,232	3,859	13,616	11,163
Broker-dealer clearing charges	4,459	3,356	14,419	9,924
General and administrative expense	7,045	6,898	25,773	38,171
Total non-interest expense	133,228	111,044	375,573	335,158
INCOME BEFORE INCOME TAXES	155,541	114,684	491,093	314,741
INCOME TAXES	44,821	34,834	145,957	94,932
NET INCOME	$110,720	$79,850	$345,136	$219,809
COMPREHENSIVE INCOME	$111,575	$81,222	$348,682	$217,169
Basic earnings per common share	$1.94	$1.33	$5.98	$3.67
Diluted earnings per common share	$1.91	$1.32	$5.88	$3.63

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2024	2023	2024	2023
NET INCOME	$110,720	$79,850	$345,136	$219,809
Net unrealized gain (loss) from available-for-sale securities, net of income tax expense (benefit) of $356 and $588 for the three months ended and $1,526 and $(1,130) for the nine months ended March 31, 2024 and 2023, respectively.	855	1,372	3,546	(2,640)
Other comprehensive income (loss)	855	1,372	3,546	(2,640)
COMPREHENSIVE INCOME	$111,575	$81,222	$348,682	$217,169

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2024
	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Retained Earnings	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
BALANCE—December 31, 2023	69,828,709	(12,930,332)	56,898,377	$698	$493,268	$(3,919)	$1,970,025	$(381,848)	$2,078,224
Net income	—	—	—	—	—	—	110,720	—	110,720
Other comprehensive income (loss)	—	—	—	—	—	855	—	—	855
Purchase of treasury stock	—	(12,101)	(12,101)	—	—	—	—	(595)	(595)
Stock-based compensation activity	204,814	(11,661)	193,153	2	9,221	—	—	(2,134)	7,089
BALANCE—March 31, 2024	70,033,523	(12,954,094)	57,079,429	$700	$502,489	$(3,064)	$2,080,745	$(384,577)	$2,196,293

	For the Nine Months Ended March 31, 2024
	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Retained Earnings	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2023	69,465,446	(10,522,411)	58,943,035	$695	$479,878	$(6,610)	$1,735,609	$(292,413)	$1,917,159
Net income	—	—	—	—	—	—	345,136	—	345,136
Other comprehensive income (loss)	—	—	—	—	—	3,546	—	—	3,546
Purchase of treasury stock	—	(2,267,610)	(2,267,610)	—	—	—	—	(83,781)	(83,781)
Stock-based compensation activity	568,077	(164,073)	404,004	5	22,611	—	—	(8,383)	14,233
BALANCE—March 31, 2024	70,033,523	(12,954,094)	57,079,429	$700	$502,489	$(3,064)	$2,080,745	$(384,577)	$2,196,293

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(Unaudited)

	For the Three Months Ended March 31, 2023
	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Retained Earnings	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
BALANCE—December 31, 2022	69,153,591	(9,153,512)	60,000,079	$692	$465,350	$(6,945)	$1,568,403	$(239,941)	$1,787,559
Net income	—	—	—	—	—	—	79,850	—	79,850
Other comprehensive income (loss)	—	—	—	—	—	1,372	—	—	1,372
Purchase of treasury stock	—	(849,081)	(849,081)	—	—	—	—	(31,605)	(31,605)
Stock-based compensation activity	186,942	17,184	204,126	2	7,583	—	—	(657)	6,928
BALANCE—March 31, 2023	69,340,533	(9,985,409)	59,355,124	$694	$472,933	$(5,573)	$1,648,253	$(272,203)	$1,844,104

	For the Nine Months Ended March 31, 2023
	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Retained Earnings	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2022	68,859,722	(9,081,773)	59,777,949	$689	$453,784	$(2,933)	$1,428,444	$(237,011)	$1,642,973
Net income	—	—	—	—	—	—	219,809	—	219,809
Other comprehensive income (loss)	—	—	—	—	—	(2,640)	—	—	(2,640)
Purchase of treasury stock	—	(849,081)	(849,081)	—	—	—	—	(31,605)	(31,605)
Stock-based compensation activity	480,811	(54,555)	426,256	5	19,149	—	—	(3,587)	15,567
BALANCE—March 31, 2023	69,340,533	(9,985,409)	59,355,124	$694	$472,933	$(5,573)	$1,648,253	$(272,203)	$1,844,104

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
(Dollars in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$345,136	$219,809
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,587	17,722
Other accretion and amortization	(37,917)	(624)
Stock-based compensation expense	22,616	19,154
Trading activity	166	1,358
Provision for credit losses	26,500	17,251
Deferred income taxes	(15,005)	(10,274)
Origination of loans held for sale	(144,731)	(158,500)
Unrealized and realized gains on loans held for sale	(6,089)	(5,650)
Proceeds from sale of loans held for sale	154,892	160,696
Changes in servicing rights	(1,803)	375
Gain on FDIC Loan Purchase	(92,397)	—
Gain on repurchase of subordinated notes	(742)	—
Net change in assets and liabilities which provide (use) cash:
Securities borrowed	28,486	251,687
Customer, broker-dealer and clearing receivables	81,444	94,058
Other Assets	(51,254)	(29,287)
Securities loaned	(40,032)	(359,787)
Customer, broker-dealer and clearing payables	(58,301)	(105,562)
Accounts payable and other liabilities	31,154	6,821
Net cash provided by operating activities	261,710	119,247
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(9,612)	(30,000)
Proceeds from sale and repayment of available-for-sale securities	39,391	9,735
Purchase of stock of regulatory agencies	—	(108,724)
Proceeds from redemption of stock of regulatory agencies	—	108,724
Origination of loans held for investment	(8,040,181)	(6,235,451)
Proceeds from sale of loans originally classified as held for investment	—	14,185
Mortgage warehouse loan activity, net	90,708	118,185
Proceeds from sale of other real estate owned and repossessed assets	4,401	2,311
Proceeds from BOLI claim settlement	—	2,778
Acquisition of business activity, net of cash acquired	—	(5,531)
Purchase of loans and leases, net of discounts and premiums	(841,408)	(914)
Principal repayments on loans	6,626,839	4,336,424
Purchases of furniture, equipment, software and intangibles	(25,473)	(19,698)
Net cash used in investing activities	(2,155,335)	(1,807,976)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	1,980,424	2,792,446
Repayments of the Federal Home Loan Bank term advances	—	(27,500)
Net (repayment) proceeds of other borrowings	(27,200)	(111,500)
Tax payments related to settlement of restricted stock units	(8,383)	(3,587)
Purchase of treasury stock	(83,178)	(31,605)
Repurchase of subordinated notes	(4,213)	—
Net cash provided by financing activities	1,857,450	2,618,254

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
(Dollars in thousands)	2024	2023
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(36,175)	929,525
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of year	$2,382,086	$1,574,699
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$2,345,911	$2,504,224
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on interest-bearing liabilities	502,364	228,369
Income taxes paid	144,086	108,272
Transfers to other real estate and repossessed vehicles from loans held for investment	4,118	8,206
Transfers from loans held for investment to loans held for sale	—	14,185
Transfers from loans held for sale to loans and leases held for investment	2,783	690
Operating lease liabilities from obtaining right of use assets	5,767	1,110
See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED MARCH 31, 2024 AND 2023
(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements include the accounts of Axos Financial, Inc. (“Axos”) and its wholly owned subsidiaries. Axos Bank (the “Bank”), its wholly owned subsidiaries, and the activities of two lending-related trust entities constitute the Banking Business segment, and Axos Nevada Holding, LLC (“Axos Nevada Holding”) and its wholly owned subsidiaries constitute the Securities Business segment. All significant intercompany balances and transactions have been eliminated in consolidation. The Notes to the Condensed Consolidated Financial Statements are an integral part of the Company’s financial statements.
The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Certain amounts reported in prior periods have been reclassified to conform with the current presentation. Results for the three and nine months ended March 31, 2024 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or not repeated herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2023 included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (“2023 Form 10-K”) filed with the SEC.
Significant Accounting Policies
For further information regarding the Company’s significant accounting policies see Note 1—“Organizations and Summary of Significant Accounting Policies” in the 2023 Form 10-K. During the three and nine months ended March 31, 2024, there were no significant updates to the Company’s significant accounting policies, other than as noted below and the adoption of the accounting standards noted herein.
Purchased Credit Deteriorated (“PCD”) Loans. Purchased loans that reflect a more-than-insignificant deterioration of credit since their origination are considered PCD. For PCD loans, the initial estimate of expected credit losses is recognized in the allowance for credit losses on the date of acquisition. The initial amortized cost of PCD loans is determined by reducing the loans’ par value by the acquisition date estimate of expected credit losses with any difference between the resulting amount and the loans’ purchase price recorded as a non-credit-related discount. Subsequent changes in the initial estimate of expected credit losses are recognized in the provision for credit losses in the Company’s Consolidated Statements of Income.
Restricted cash. Restricted cash includes qualified deposits in special reserve bank accounts for the exclusive benefit of Axos Clearing customers in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other regulations. Restricted cash also includes certain other cash balances which are restricted as to the Company’s withdrawal or usage based upon the terms of the corresponding agreements.

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
In March 2022, the FASB issued ASU 2022-02 which eliminated the accounting guidance for troubled debt restructurings by creditors that have adopted the current expected credit losses (“CECL”) model and enhanced the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The Company adopted this ASU on a prospective basis on July 1, 2023, and there was no impact on its financial condition or results of operations upon adoption. See Note 5—“Loans & Allowance for Credit Losses” for the new disclosures as a result of the adoption of this accounting guidance.
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

2.     ACQUISITIONS
On August 23, 2023, the Company acquired approximately $52 million of marine floor financing loans at par value along with other assets for an additional $2 million, primarily consisting of servicing rights and the addition of certain employees. The transaction was accounted for as an asset acquisition and such assets are included in the Company’s unaudited Condensed Consolidated Balance Sheets as of March 31, 2024.
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

3.     FAIR VALUE
The following tables set forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2024 and June 30, 2023. Assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement:

	March 31, 2024
(Dollars in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Trading securities	$592	$—	$592
Available-for-sale securities:
Agency MBS	27,481	—	27,481
Non-Agency MBS	—	176,679	176,679
Municipal	3,422	—	3,422
Total—Available-for-sale securities:	$30,903	$176,679	$207,582
Loans held for sale	$16,239	$—	$16,239
Servicing rights	$—	$28,130	$28,130
Other assets—Derivative instruments	$106,392	$—	$106,392
LIABILITIES:
Accounts payable and other liabilities—Derivative instruments	$102,635	$—	$102,635

	June 30, 2023
(Dollars in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Trading securities	$758	$—	$758
Available-for-sale securities:
Agency MBS	23,947	—	23,947
Non-Agency MBS	—	205,005	205,005
Municipal	3,398	—	3,398
Total—Available-for-sale securities:	$27,345	$205,005	$232,350
Loans held for sale	$23,203	$—	$23,203
Servicing rights	$—	$25,443	$25,443
Other assets—Derivative instruments	$919	$—	$919
LIABILITIES:
Accounts payable and other liabilities—Derivative instruments	$691	$—	$691

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	March 31, 2024
(Dollars in thousands)	Available-for-sale Securities: Non-Agency MBS	Servicing Rights[1]	Total
Opening balance	$207,708	$28,043	$235,751
Total gains or losses for the period:
Included in earnings—Mortgage banking and servicing rights income	—	(152)	(152)
Included in other comprehensive income	1,517	—	1,517
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	—	239	239
Settlements	(32,546)	—	(32,546)
Closing balance	$176,679	$28,130	$204,809

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(152)	$(152)

	For the Nine Months Ended
	March 31, 2024
(Dollars in thousands)	Available-for-sale Securities: Non-Agency MBS	Servicing Rights[1]	Total
Opening Balance	$205,005	$25,443	$230,448
Total gains or losses for the period:
Included in earnings—Mortgage banking and servicing rights income	—	213	213
Included in other comprehensive income	4,708	—	4,708
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	—	2,474	2,474
Settlements	(33,034)	—	(33,034)
Closing balance	$176,679	$28,130	$204,809

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$213	$213
1 Earnings from servicing rights were attributable to: time and payoffs, representing a decrease in servicing rights value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period of $0.4 million and $0.9 million for the three and nine months ended March 31, 2024 and an increase in servicing rights value resulting from market-driven changes in interest rates of $0.2 million for the three months ended March 31, 2024 and an increase of $1.1 million for the nine months ended March 31, 2024. Additions to servicing rights were related to purchases and servicing rights retained upon sale of loans held for sale.

	For the Three Months Ended
	March 31, 2023
(Dollars in thousands)	Available-for-sale Securities: Non-Agency MBS	Servicing Rights[1]	Derivative Instruments, net	Total
Opening balance	$175,123	$25,526	$18	$200,667
Total gains or losses for the period:
Included in earnings—Mortgage banking and servicing rights income	—	(282)	(674)	(956)
Included in other comprehensive income	1,231	—	—	1,231
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	30,000	152	—	30,152
Settlements	(54)	—	—	(54)
Closing balance	$206,300	$25,396	$(656)	$231,040

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(282)	$(674)	$(956)

	For the Nine Months Ended
	March 31, 2023
(Dollars in thousands)	Available-for-sale Securities: Non-Agency MBS	Servicing Rights[1]	Derivative Instruments, net	Total
Opening Balance	$186,814	$25,213	$464	$212,491
Total gains or losses for the period:
Included in earnings—Mortgage banking and servicing rights income	—	(375)	(1,120)	(1,495)
Included in other comprehensive income	(3,384)	—	—	(3,384)
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	30,000	558	—	30,558
Settlements	(7,130)	—	—	(7,130)
Closing balance	$206,300	$25,396	$(656)	$231,040

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(375)	$(1,120)	$(1,495)
1 Earnings from servicing rights were attributable to: time and payoffs, representing a decrease in servicing rights value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period of $0.2 million and $0.7 million for the three and nine months ended March 31, 2023, respectively, and a decrease in servicing rights value resulting from market-driven changes in interest rates of $0.1 million for the three months ended March 31, 2023 and an increase of $0.3 million for the nine months ended March 31, 2023. Additions to servicing rights were retained upon sale of loans held for sale.

The table below summarizes the quantitative information about Level 3 fair value measurements:

	March 31, 2024
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Available-for-sale securities: Non-Agency MBS	$176,679	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over SOFR Swaps	0.0 to 62.3% (42.8%) 0.0 to 25.6% (2.9%) 0.0 to 68.7% (33.7%) 2.5 to 6.5% (2.5%)
Servicing Rights	$28,130	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	5.5 to 95.2% (11.8%) 0.4 to 14.9 (7.9) 9.5 to 11.2% (9.8%)

	June 30, 2023
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Available-for-sale securities: Non-Agency MBS	$205,005	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR	0.0 to 59.7% (32.0%) 0.0 to 7.5% (2.4%) 0.0 to 68.7% (28.5%) 2.6 to 7.5% (2.7%)
Servicing Rights	$25,443	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	6.1 to 40.1% (12.6%) 1.8 to 10.9 (7.7) 9.5 to 11.5% (9.6%)
1 The weighted average for Available-for-sale securities: Non-agency MBS is based on the relative fair value of the securities and for Servicing Rights is based on the relative unpaid principal of the loans being serviced.
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
The aggregate fair value of loans held for sale, carried at fair value, the contractual balance (including accrued interest), and the unrealized gain were:

(Dollars in thousands)	March 31, 2024	June 30, 2023
Aggregate fair value	$16,239	$23,203
Contractual balance	15,784	22,844
Unrealized gain	$455	$359

The total interest income and amount of gains and losses from changes in fair value included in earnings for loans held for sale were:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2024	2023	2024	2023
Interest income	$208	$99	$538	$252
Change in fair value	118	51	22	(280)
Total	$326	$150	$560	$(28)
The table below summarizes assets measured at fair value on a non-recurring basis:

	March 31, 2024
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Other real estate owned and repossessed vehicles:
Single family real estate	$—	$—	$1,765	$1,765
Autos	—	—	1,102	1,102
Total	$—	$—	$2,867	$2,867

	June 30, 2023
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Other real estate owned and repossessed vehicles:
Single family real estate	$—	$—	$5,574	$5,574
Multifamily real estate	—	—	1,392	1,392
Autos	—	—	1,133	1,133
Total	$—	$—	$8,099	$8,099
Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $2.9 million at March 31, 2024, after write-downs of $1.7 million, and a net carrying amount of $8.1 million at June 30, 2023, after write-downs of $1.7 million.
The following table presents quantitative information about Level 3 fair value measurements for other real estate owned measured at fair value on a non-recurring basis:

	March 31, 2024
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) [1]
Other real estate owned:
Single family real estate	$1,765	Sales comparison approach	Differences between the comparable sales	79.7 to 97.4% (79.7%)

	June 30, 2023
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) [1]
Other real estate owned:
Single family real estate	$5,574	Sales comparison approach	Differences between the comparable sales	62.1 to 93.6% (62.1%)
Multifamily real estate	$1,392	Sales comparison approach and income approach	Differences between the comparable sales and differences in net operating income expectations, capitalization rate	49.8 to 54.5% (49.8%)
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

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments at March 31, 2024 and June 30, 2023 were:

	March 31, 2024
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	$2,345,911	$2,345,911	$—	$—	$2,345,911
Trading securities	592	—	592	—	592
Available-for-sale securities	207,582	—	30,903	176,679	207,582
Stock of regulatory agencies	22,264	—	22,264	—	22,264
Loans held for sale, at fair value	16,239	—	16,239	—	16,239
Loans held for investment—net	18,733,455	—	—	18,692,795	18,692,795
Securities borrowed	105,853	—	—	111,696	111,696
Customer, broker-dealer and clearing receivables	292,630	—	—	303,516	303,516
Servicing rights	28,130	—	—	28,130	28,130
Other assets - derivative instruments	106,392	—	106,392	—	106,392
Financial liabilities:
Total deposits	19,103,532	—	19,006,497	—	19,006,497
Advances from the Federal Home Loan Bank	90,000	—	83,966	—	83,966
Borrowings, subordinated notes and debentures	330,389	—	303,856	—	303,856
Securities loaned	119,800	—	—	119,584	119,584
Customer, broker-dealer and clearing payables	387,176	—	—	387,176	387,176
Accounts payable and other liabilities - derivative instruments	102,635	—	102,635	—	102,635

	June 30, 2023
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	$2,382,086	$2,382,086	$—	$—	$2,382,086
Trading securities	758	—	758	—	758
Available-for-sale securities	232,350	—	27,345	205,005	232,350
Stock of regulatory agencies	21,510	—	21,510	—	21,510
Loans held for sale, at fair value	23,203	—	23,203	—	23,203
Loans held for sale, at lower of cost or fair value	776	—	—	780	780
Loans held for investment—net	16,456,728	—	—	16,417,183	16,417,183
Securities borrowed	134,339	—	—	143,461	143,461
Customer, broker-dealer and clearing receivables	374,074	—	—	386,082	386,082
Servicing rights	25,443	—	—	25,443	25,443
Other assets - derivative instruments	919	—	919	—	919
Financial liabilities:
Total deposits	17,123,108	—	17,064,084	—	17,064,084
Advances from the Federal Home Loan Bank	90,000	—	83,192	—	83,192
Borrowings, subordinated notes and debentures	361,779	—	327,564	—	327,564
Securities loaned	159,832	—	—	159,416	159,416
Customer, broker-dealer and clearing payables	445,477	—	—	445,447	445,447
Accounts payable and other liabilities - derivative instruments	691	—	691	—	691
The carrying amount represents the estimated fair value for cash and cash equivalents and restricted cash, stock of regulatory agencies, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans, deposits, borrowings or subordinated debt and for variable rate loans, deposits, borrowings or subordinated debt with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. A discussion of the methods of valuing trading securities, available-for-sale securities, loans held for sale and derivatives can be found in Note 3—“Fair Value” of the 2023 Form 10-K. The fair value of off-balance sheet items is not significant.

4.         AVAILABLE-FOR-SALE SECURITIES
The amortized cost and fair value of available-for-sale securities were:

	March 31, 2024
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
Agency[1]	$30,121	$122	$(2,762)	$27,481
Non-agency[2]	177,236	950	(1,507)	176,679
Total mortgage-backed securities	207,357	1,072	(4,269)	204,160
Municipal	3,754	—	(332)	3,422
Total available-for-sale securities	$211,111	$1,072	$(4,601)	$207,582

	June 30, 2023
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
Agency[1]	$27,024	$—	$(3,077)	$23,947
Non-agency[2]	210,271	711	(5,977)	205,005
Total mortgage-backed securities	237,295	711	(9,054)	228,952
Municipal	3,656	—	(258)	3,398
Total available-for-sale securities	$240,951	$711	$(9,312)	$232,350
1 Includes securities guaranteed by Ginnie Mae, a U.S. government agency, and the government sponsored enterprises Fannie Mae and Freddie Mac.
2 Private sponsors of securities collateralized primarily by first-lien mortgage loans on commercial properties or by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by Alt-A or pay-option ARM mortgages.
No credit losses were recognized on available-for-sale securities in the three and nine months ended March 31, 2024 and March 31, 2023. Based on the underlying government guarantees and other credit protection supporting the Company’s securities, no allowance for credit losses for available-for-sale securities was recorded at March 31, 2024 and June 30, 2023. The Company has no allowance for the available-for-sale securities in an unrealized loss position based on an analysis of: (1) the credit characteristics of the securities, including the forecasted cash flows, credit ratings, credit enhancement, and external government backing, as applicable, and (2) whether the Company is intending to sell or is required to sell any securities before recovering the amortized cost basis of the securities. The unrealized losses on available-for-sale securities are primarily driven by the increase in interest rates since the securities were purchased.
The face amounts of available-for-sale securities pledged to secure borrowings at March 31, 2024 and June 30, 2023 were $0.8 million and $0.9 million, respectively.

During the nine months ended March 31, 2024, the Company sold a $4.8 million available-for-sale security with no realized gain or loss. There were no sales of available-for sale securities during the three months ended March 31, 2024 and 2023, and during the nine months ended March 31, 2023.

Securities in an unrealized loss position based on the length of time the individual securities have been in a continuous unrealized loss position were:

	March 31, 2024
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
Agency	$2,650	$(26)	$19,725	$(2,736)	$22,375	$(2,762)
Non-agency	10,407	(27)	133,506	(1,480)	143,913	(1,507)
Total MBS	13,057	(53)	153,231	(4,216)	166,288	(4,269)
Municipal	—	—	3,422	(332)	3,422	(332)
Total available-for-sale securities	$13,057	$(53)	$156,653	$(4,548)	$169,710	$(4,601)

	June 30, 2023
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
Agency	$3,182	$(16)	$20,642	$(3,061)	$23,824	$(3,077)
Non-agency	107,982	(1,808)	95,385	(4,169)	203,367	(5,977)
Total MBS	111,164	(1,824)	116,027	(7,230)	227,191	(9,054)
Municipal	—	—	3,398	(258)	3,398	(258)
Total available-for-sale securities	$111,164	$(1,824)	$119,425	$(7,488)	$230,589	$(9,312)
The components of the Company’s accumulated other comprehensive income (loss) are as follows:

(Dollars in thousands)	March 31, 2024	June 30, 2023
Available-for-sale securities—net unrealized gains (losses)	$(3,529)	$(8,601)
Available-for-sale securities—non-credit related	(845)	(845)
Subtotal	(4,374)	(9,446)
Tax benefit (expense)	1,310	2,836
Net unrealized gain (loss) on investment securities in accumulated other comprehensive income (loss)	$(3,064)	$(6,610)
The following table sets forth the expected maturity distribution of our mortgage-backed securities, which is based on assumed prepayment rates, and the maturity distribution of our municipal securities, which is based on the contractual maturity:

	As of March 31, 2024
(Dollars in thousands)	Total Amount	Due Within One Year	Due after One but within Five Years	Due after Five but within Ten Years	Due After Ten Years
MBS:
Agency	$30,121	$7,085	$13,840	$6,950	$2,246
Non-Agency	$177,236	$153,214	$21,652	$1,322	$1,048
Total MBS	$207,357	$160,299	$35,492	$8,272	$3,294
Municipal	$3,754	$—	$—	$—	$3,754
Available-for-sale—Amortized cost	$211,111	$160,299	$35,492	$8,272	$7,048
Available-for-sale—Fair value	$207,582	$158,860	$34,292	$7,794	$6,636

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
The following table sets forth the composition of the loan portfolio:

(Dollars in thousands)	March 31, 2024	June 30, 2023
Single Family - Mortgage & Warehouse	$4,122,726	$4,173,833
Multifamily and Commercial Mortgage[1]	4,001,056	3,082,225
Commercial Real Estate[1]	5,912,988	6,199,818
Commercial & Industrial - Non-RE	4,827,531	2,639,650
Auto & Consumer	450,765	546,264
Other	1,896	10,236
Total gross loans	19,316,962	16,652,026
Allowance for credit losses - loans	(257,522)	(166,680)
Unaccreted premiums (discounts) and loan fees	(325,985)	(28,618)
Total net loans	$18,733,455	$16,456,728
1 Includes PCD loans of $285.4 million in Multifamily and Commercial Mortgage and $44.5 million in Commercial Real Estate as of March 31, 2024. For further detail on PCD loans refer to Note 1—“Summary of Significant Accounting Policies”.
Accrued interest receivable on loans held for investments totaled $103.3 million and $77.9 million as of March 31, 2024 and June 30, 2023, respectively.
At March 31, 2024 and June 30, 2023, the Company has pledged certain loans totaling $5,226.4 million and $5,128.4 million, respectively, to the Federal Home Loan Bank (“FHLB”) and $7,834.9 million and $3,689.5 million, respectively, to the Federal Reserve Bank of San Francisco (“FRBSF”).
The following table presents the components of the provision for credit losses:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2024	2023	2024	2023
Provision for credit losses - loans	$9,000	$5,500	$27,250	$17,750
Provision for credit losses - unfunded lending commitments	(3,000)	—	(750)	(499)
Total provision for credit losses	$6,000	$5,500	$26,500	$17,251
The following tables summarize activity in the allowance for credit losses - loans by portfolio segment:

	For the Three Months Ended March 31, 2024
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at January 1, 2024	$15,356	$78,353	$77,778	$69,201	$11,052	$9	$251,749
Allowance for credit losses at acquisition of PCD loans	—	—	—	—	—	—	—
Provision (benefit) for credit losses - loans	1,629	(1,856)	5,064	2,809	1,355	(1)	9,000
Charge-offs	(90)	(139)	—	—	(3,776)	—	(4,005)
Recoveries	70	—	—	—	708	—	778
Balance at March 31, 2024	$16,965	$76,358	$82,842	$72,010	$9,339	$8	$257,522

	For the Three Months Ended March 31, 2023
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at January 1, 2023	$19,631	$15,457	$72,168	$36,038	$13,903	$21	$157,218
Provision (benefit) for credit losses - loans	(1,583)	(1,156)	(3,782)	10,698	1,329	(6)	5,500
Charge-offs	(9)	—	—	—	(2,413)	—	(2,422)
Recoveries	413	—	—	—	584	—	997
Balance at March 31, 2023	$18,452	$14,301	$68,386	$46,736	$13,403	$15	$161,293

	For the Nine Months Ended March 31, 2024
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at July 1, 2023	$17,503	$16,848	$72,755	$46,347	$13,212	$15	$166,680
Allowance for credit losses at acquisition of PCD loans	—	58,972	11,125	—	—	—	70,097
Provision (benefit) for credit losses - loans	(461)	677	(1,038)	25,749	2,330	(7)	27,250
Charge-offs	(170)	(139)	—	(86)	(8,378)	—	(8,773)
Recoveries	93	—	—	—	2,175	—	2,268
Balance at March 31, 2024	$16,965	$76,358	$82,842	$72,010	$9,339	$8	$257,522

	For the Nine Months Ended March 31, 2023
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Balance at July 1, 2022	$19,670	$14,655	$69,339	$30,808	$14,114	$31	$148,617
Provision (benefit) for credit losses - loans	(1,347)	(354)	(953)	15,910	4,510	(16)	17,750
Charge-offs	(307)	—	—	—	(6,646)	—	(6,953)
Recoveries	436	—	—	18	1,425	—	1,879
Balance at March 31, 2023	$18,452	$14,301	$68,386	$46,736	$13,403	$15	$161,293
For the three months ended March 31, 2024, the allowance for credit losses for loans increased primarily due to loan growth in the Commercial & Industrial - Non-RE portfolio and an increase in the Commercial Real Estate portfolio reflecting changes in the underlying macroeconomic variables. For the nine months ended March 31, 2024, the increase in the provision for credit losses was primarily due to loan growth in the Commercial & Industrial - Non-RE portfolio and the loans acquired in the FDIC Loan Purchase.
Loan products within each portfolio contain varying collateral types which impact the estimate of the loss given default utilized in the calculation of the allowance. For further discussion of the model method of estimating expected lifetime credit losses to Note 1—“Organizations and Summary of Significant Accounting Policies” within the 2023 Form 10-K.

The following tables present a summary of the activity in the allowance for credit losses for off-balance sheet lending commitments:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Balance at January 1,	$12,723	$10,474
Provision for credit losses - unfunded lending commitments	(3,000)	—
Balance at March 31,	$9,723	$10,474

	Nine Months Ended March 31,
(Dollars in thousands)	2024	2023
Balance at July 1,	$10,473	$10,973
Provision for credit losses - unfunded lending commitments	(750)	(499)
Balance at March 31,	$9,723	$10,474
The decrease in the allowance for off-balance sheet lending commitments for the three and nine months ended March 31, 2024, was primarily driven by a change in the underlying mix of Commercial & Industrial - Non-RE unfunded commitments.
The following table presents loan-to-value (“LTV”) for the Company’s real estate loans outstanding as of March 31, 2024:

	Total Real Estate Loans	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate
Weighted-Average LTV	48.8%	56.2%	55.2%	39.4%
Median LTV	53.1%	55.0%	50.0%	42.0%
The Company’s effective weighted-average LTV was 45.2% for loans within its real estate portfolio originated during the three months ended March 31, 2024.
Credit Quality Disclosures. The following tables provide the composition of loans that are performing and nonaccrual by portfolio segment:

	March 31, 2024
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Performing	$4,071,384	$3,962,591	$5,886,886	$4,823,511	$448,614	$1,896	$19,194,882
Nonaccrual	$51,342	$38,465	$26,102	$4,020	$2,151	$—	$122,080
Total	$4,122,726	$4,001,056	$5,912,988	$4,827,531	$450,765	$1,896	$19,316,962
Nonaccrual loans to total loans							0.63%

	June 30, 2023
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Other	Total
Performing	$4,143,119	$3,047,122	$6,184,966	$2,636,661	$544,807	$8,191	$16,564,866
Nonaccrual	30,714	35,103	14,852	2,989	1,457	2,045	87,160
Total	$4,173,833	$3,082,225	$6,199,818	$2,639,650	$546,264	$10,236	$16,652,026
Nonaccrual loans to total loans							0.52%
There were no nonaccrual loans without an allowance for credit losses as of March 31, 2024 and June 30, 2023. There was no interest income recognized on nonaccrual loans in the three and nine months ended March 31, 2024 and 2023.
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

The following tables present the composition of loans by portfolio segment, fiscal year of origination and credit quality indicator, and the amount of gross charge-offs for the nine months ended March 31, 2024:

	March 31, 2024
	Loans Held for Investment by Fiscal Year of Origination						Revolving Loans	Total
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior
Single Family-Mortgage & Warehouse
Pass	$374,277	$629,673	$1,267,368	$497,858	$301,300	$759,811	$159,109	$3,989,396
Special Mention	31,000	—	—	—	9,015	20,706	—	60,721
Substandard	—	284	7,323	—	14,345	50,657	—	72,609
Doubtful	—	—	—	—	—	—	—	—
Total	405,277	629,957	1,274,691	497,858	324,660	831,174	159,109	4,122,726
Gross charge-offs	—	—	—	—	—	170	—	170
Multifamily and Commercial Mortgage
Pass	33,500	755,904	1,091,283	643,742	547,393	836,844	—	3,908,666
Special Mention	—	1,282	—	—	1,131	3,738	—	6,151
Substandard	—	14,057	7,250	11,649	33,953	19,330	—	86,239
Doubtful	—	—	—	—	—	—	—	—
Total	33,500	771,243	1,098,533	655,391	582,477	859,912	—	4,001,056
Gross charge-offs	—	—	—	—	139	—	—	139
Commercial Real Estate
Pass	1,599,913	1,450,248	1,593,594	227,171	7,741	53,000	818,968	5,750,635
Special Mention	—	—	16,035	—	—	—	—	16,035
Substandard	—	18,657	41,422	40,900	15,000	30,339	—	146,318
Doubtful	—	—	—	—	—	—	—	—
Total	1,599,913	1,468,905	1,651,051	268,071	22,741	83,339	818,968	5,912,988
Gross charge-offs	—	—	—	—	—	—	—	—
Commercial & Industrial - Non-RE
Pass	953,015	473,483	281,867	44,634	5,719	13,025	2,874,179	4,645,922
Special Mention	—	1,763	8,624	1,682	10,116	—	33,509	55,694
Substandard	—	29,471	76,719	1,032	—	2,989	15,704	125,915
Doubtful	—	—	—	—	—	—	—	—
Total	953,015	504,717	367,210	47,348	15,835	16,014	2,923,392	4,827,531
Gross charge-offs	—	—	—	—	—	86	—	86
Auto & Consumer
Pass	44,290	124,923	196,464	49,125	15,769	16,812	—	447,383
Special Mention	9	323	585	118	10	25	—	1,070
Substandard	143	521	1,031	303	216	98	—	2,312
Doubtful	—	—	—	—	—	—	—	—
Total	44,442	125,767	198,080	49,546	15,995	16,935	—	450,765
Gross charge-offs	50	2,664	3,969	1,294	168	233	—	8,378
Other
Pass	21	—	—	985	—	890	—	1,896
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	21	—	—	985	—	890	—	1,896
Gross charge-offs	—	—	—	—	—	—	—	—
Total
Pass	3,005,016	3,434,231	4,430,576	1,463,515	877,922	1,680,382	3,852,256	18,743,898
Special Mention	31,009	3,368	25,244	1,800	20,272	24,469	33,509	139,671
Substandard	143	62,990	133,745	53,884	63,514	103,413	15,704	433,393
Doubtful	—	—	—	—	—	—	—	—
Total	$3,036,168	$3,500,589	$4,589,565	$1,519,199	$961,708	$1,808,264	$3,901,469	$19,316,962
As a % of total gross loans	15.72%	18.12%	23.76%	7.86%	4.98%	9.36%	20.20%	100.0%
Total gross charge-offs	$50	$2,664	$3,969	$1,294	$307	$489	$—	$8,773

	June 30, 2023
	Loans Held for Investment by Fiscal Year of Origination						Revolving Loans	Total
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior
Single Family-Mortgage & Warehouse
Pass	$730,498	$1,346,804	$522,873	$324,458	$255,547	$639,401	$243,175	$4,062,756
Special Mention	—	7,280	7,026	8,303	12,942	18,244	6,614	60,409
Substandard	—	5,188	4,686	14,384	2,024	24,386	—	50,668
Doubtful	—	—	—	—	—	—	—	—
Total	730,498	1,359,272	534,585	347,145	270,513	682,031	249,789	4,173,833
Multifamily and Commercial Mortgage
Pass	558,787	975,186	498,744	314,383	224,592	404,222	—	2,975,914
Special Mention	—	9,691	4,636	1,360	7,705	—	—	23,392
Substandard	—	3,145	5,686	38,857	6,181	29,050	—	82,919
Doubtful	—	—	—	—	—	—	—	—
Total	558,787	988,022	509,066	354,600	238,478	433,272	—	3,082,225
Commercial Real Estate
Pass	1,867,476	2,323,095	631,500	87,059	117,928	—	960,024	5,987,082
Special Mention	29,000	43,427	—	8,457	800	15,062	—	96,746
Substandard	—	29,200	37,951	18,500	15,487	14,852	—	115,990
Doubtful	—	—	—	—	—	—	—	—
Total	1,896,476	2,395,722	669,451	114,016	134,215	29,914	960,024	6,199,818
Commercial & Industrial - Non-RE
Pass	488,120	358,214	29,777	14,794	2,098	—	1,707,619	2,600,622
Special Mention	—	8,221	—	11,413	—	—	600	20,234
Substandard	—	17,762	1,032	—	—	—	—	18,794
Doubtful	—	—	—	—	—	—	—	—
Total	488,120	384,197	30,809	26,207	2,098	—	1,708,219	2,639,650
Auto & Consumer
Pass	161,831	256,154	70,223	24,906	19,897	9,929	—	542,940
Special Mention	423	632	453	60	14	6	—	1,588
Substandard	350	785	233	133	162	73	—	1,736
Doubtful	—	—	—	—	—	—	—	—
Total	162,604	257,571	70,909	25,099	20,073	10,008	—	546,264
Other
Pass	5,721	—	1,306	—	—	1,164	—	8,191
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	2,000	45	—	—	—	—	2,045
Doubtful	—	—	—	—	—	—	—	—
Total	5,721	2,000	1,351	—	—	1,164	—	10,236
Total
Pass	3,812,433	5,259,453	1,754,423	765,600	620,062	1,054,716	2,910,818	16,177,505
Special Mention	29,423	69,251	12,115	29,593	21,461	33,312	7,214	202,369
Substandard	350	58,080	49,633	71,874	23,854	68,361	—	272,152
Doubtful	—	—	—	—	—	—	—	—
Total	$3,842,206	$5,386,784	$1,816,171	$867,067	$665,377	$1,156,389	$2,918,032	$16,652,026
As a % of total gross loans	23.07%	32.35%	10.91%	5.21%	4.00%	6.94%	17.52%	100.0%

The following tables provide the aging of loans by portfolio segment:

	March 31, 2024
(Dollars in thousands)	Current	30-59 Days	60-89 Days	90+ Days	Total
Single Family-Mortgage & Warehouse	$4,000,039	$56,839	$2,287	$63,561	$4,122,726
Multifamily and Commercial Mortgage	3,943,570	12,566	10,337	34,583	4,001,056
Commercial Real Estate	5,825,204	6,500	20,932	60,352	5,912,988
Commercial & Industrial - Non-RE	4,826,499	—	—	1,032	4,827,531
Auto & Consumer	444,680	3,731	1,161	1,193	450,765
Other	1,896	—	—	—	1,896
Total	$19,041,888	$79,636	$34,717	$160,721	$19,316,962
As a % of total gross loans	98.58%	0.41%	0.18%	0.83%	100.00%

	June 30, 2023
(Dollars in thousands)	Current	30-59 Days	60-89 Days	90+ Days	Total
Single Family-Mortgage & Warehouse	$4,102,150	$20,832	$7,971	$42,880	$4,173,833
Multifamily and Commercial Mortgage	3,048,217	2,705	1,124	30,179	3,082,225
Commercial Real Estate	6,173,716	11,250	—	14,852	6,199,818
Commercial & Industrial - Non-RE	2,639,650	—	—	—	2,639,650
Auto & Consumer	537,181	6,529	1,707	847	546,264
Other	8,024	68	1	2,143	10,236
Total	$16,508,938	$41,384	$10,803	$90,901	$16,652,026
As a % of total gross loans	99.14%	0.25%	0.06%	0.55%	100.00%
Loans reaching 90 or more days past due are generally placed on nonaccrual. As of March 31, 2024 and June 30, 2023, there were loans of $49.3 million and $14.1 million, respectively, over 90 days past due and still accruing interest as the Company expects to collect the principal and interest amounts due.
Single family mortgage loans in process of foreclosure were $29.3 million and $17.7 million as of March 31, 2024 and June 30, 2023, respectively.
Loan Modifications to Borrowers Experiencing Financial Difficulty. The Company may grant certain modifications of loans to borrowers experiencing financial difficulty, which effective July 1, 2023, are reported as financial difficulty modifications (“FDMs”). The Company’s modification programs provide various modifications to borrowers experiencing financial difficulty which may include interest rate reductions, term extensions, payment delays and/or principal forgiveness. FDMs during the three and nine months ended March 31, 2024 were not significant.
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
6.    DERIVATIVES
For additional information on the Company’s derivative instruments, see Note 1—“Organizations and Summary of Significant Accounting Policies,” Note 2—“Acquisitions” and Note 3—“Fair Value” in the 2023 Form 10-K and Note 3—“Fair Value” herein. As of March 31, 2024 and June 30, 2023, there were no derivatives designated in hedge accounting relationships.

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

(Dollars in thousands)	As of March 31, 2024	As of June 30, 2023
Other Assets — Interest Rate Derivative Assets[1] — Fair Value	$106,392	$919
Accounts Payable and Other Liabilities — Interest Rate Derivative Liabilities[1] — Fair Value	102,635	691
Interest Rate Derivative Assets — Notional	$1,205,097	$231,709
Interest Rate Derivative Liabilities — Notional	1,184,103	204,522
1 Derivative assets and liabilities are not subject to any counterparty netting and are presented gross in the condensed consolidated balance sheets. As of March 31, 2024, the Company posted cash collateral of $26.3 million and received cash collateral of $17.5 million, reflected in Cash, cash equivalents and restricted cash and Deposits, respectively, on its Condensed consolidated balance sheets.
The following table presents the gains (losses) related to the Company’s derivative instrument activity recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2024	2023	2024	2023
Banking and service fees	$27	$574	$417	$693
Mortgage banking and servicing rights income	98	125	606	410

7.    STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
The Company has an equity incentive plan, the Amended and Restated 2014 Stock Incentive Plan (the “2014 Plan”), which provides for the granting of non-qualified and incentive stock options, restricted stock and restricted stock units, stock appreciation rights and other awards to employees, directors and consultants. The 2014 Plan is designed to encourage selected employees and directors to improve operations and increase profits, and to accept or continue employment or association with the Company through participation in the growth in the value of the Company’s common stock. On November 9, 2023, the Company’s stockholders approved the 2014 Plan, which authorized one million additional shares for future awards under the 2014 Plan. The Company also has an employment agreement with its Chief Executive Officer that provides for an award of restricted stock units (the “RSU award”). For additional information regarding the Company’s stock-based compensation plans, see Note 16—“Stock-based Compensation” in the 2023 Form 10-K.
At March 31, 2024, 1,637,528 shares of common stock were authorized for future awards under the 2014 Plan. As of March 31, 2024, the total compensation cost not yet recognized related to non-vested awards was $62.1 million and the weighted-average period over which it is expected to be recognized is 1.3 years.
The following table presents the status and changes in RSUs:

	RSUs	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2023	1,407,882	$41.53
Granted	958,682	44.90
Vested	(568,077)	39.71
Forfeited	(50,379)	40.43
Non-vested balance at March 31, 2024	1,748,108	$44.00
The total fair value of shares vested for the three and nine months ended March 31, 2024 was $10.3 million and $25.2 million, respectively. The total fair value of shares vested for the three and nine months ended March 31, 2023 was $7.6 million and $19.7 million, respectively.

Common Stock Repurchases.
The following table presents common stock repurchases:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands except per share data)	2024	2023	2024	2023
Total repurchase	$595	$31,605	$83,781	$31,605
Number of shares repurchased	12,101	849,081	2,267,610	849,081
Average price paid per share	$49.22	$37.22	$36.95	$37.22
On February 12, 2024, the Company announced its Board of Directors’ authorization of a program to repurchase up to $100 million of its common stock. The new share repurchase authorization is in addition to the existing share repurchase plan announced on April 27, 2023, which had approximately $19.8 million remaining as of March 31, 2024. The share repurchase program will continue in effect until terminated by the Board of Directors of the Company. For additional information regarding the Company’s share repurchase program see Note 15—“Stockholders’ Equity” in the 2023 Form 10-K.
8.    EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings per common share (“EPS”):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Earnings Per Common Share
Net income	$110,720	$79,850	$345,136	$219,809
Average common shares issued and outstanding	56,932,050	59,930,634	57,699,236	59,928,263
Earnings per common share	$1.94	$1.33	$5.98	$3.67
Diluted Earnings Per Common Share
Net income	$110,720	$79,850	$345,136	$219,809
Average common shares issued and outstanding	56,932,050	59,930,634	57,699,236	59,928,263
Dilutive effect of average unvested RSUs	1,105,648	696,766	1,008,579	667,151
Average dilutive common shares outstanding	58,037,698	60,627,400	58,707,815	60,595,414
Diluted earnings per common share	$1.91	$1.32	$5.88	$3.63
Weighted average antidilutive common stock equivalents (excluded from the computation of EPS)	723	2,776	24,524	33,297
For further information regarding the Company’s EPS calculation see Note 17— “Earnings per Common Share” in the 2023 Form 10-K.
9.        COMMITMENTS AND CONTINGENCIES
Operating Leases. The Company leases office space under operating lease agreements scheduled to expire at various dates. The following table represents maturities of lease liabilities:

(Dollars in thousands)	As of March 31, 2024
Within one year	$12,633
After one year and within two years	12,589
After two years and within three years	12,534
After three years and within four years	11,884
After four years within five years	10,510
After five years	14,751
Total lease payments	74,901
Less: amount representing interest	(6,779)
Total lease liability	$68,122
Credit-Related Financial Instruments. In the normal course of business, the Company makes commitments to extend credit to meet the financing needs of its customers and such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the unaudited condensed consolidated balance sheets. The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.
At March 31, 2024, the Company had unfunded commitments to originate $95.1 million in fixed rate loans and $3,581.4 million in variable rate loans, totaling an aggregate outstanding principal balance of $3,676.5 million. For March 31, 2024, the Company’s fixed rate commitments to originate had a weighted-average rate of 8.71%. At March 31, 2024, the Company also had fixed rate commitments to sell loans with an aggregate outstanding principal balance of $34.7 million. At March 31, 2024, 54% of the commitments to originate loans are matched with commitments to sell related to conforming single family loans classified as held for sale, respectively. The Company also has standby letters of credit commitments of $15.9 million.
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
In the normal course of business, Axos Clearing LLC’s (“Axos Clearing”) customer activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose Axos Clearing to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and Axos Clearing has to purchase or sell the financial instrument underlying the contract at a loss. Axos Clearing’s clearing agreements with broker-dealers for which it provides clearing services requires them to indemnify Axos Clearing if customers fail to satisfy their contractual obligation.
Litigation. A consolidated derivative action, In re BofI Holding, Inc., Case No. 15cv2722 GPC (KSC), is pending before the United States District Court for the Southern District of California (the “Derivative Action”). The complaint in the Derivative Action sets forth allegations made in a related employment action, Erhart v. BofI Holding Inc., No. 15cv2287 BAS (NLS) (S.D. Cal.) (the “Employment Action”) brought by a former employee of the Company and was stayed pending resolution of the Employment Action. On October 4, 2023, the court hearing the Employment Action entered a final amended judgment awarding damages and attorneys’ fees to the plaintiff. The defendants have filed a Notice of Appeal from the Employment Action judgment and all orders merged therein. On January 2, 2024, the Derivative Action plaintiff filed a Third Amended Complaint. On March 5, 2024, the court stayed the case until resolution of the appeal in the Employment Action. The Derivative Action defendants dispute, and intend to vigorously defend against, the allegations raised in the Third Amended Complaint. The Derivative Action plaintiff seeks damages on behalf of the Company with respect to the Employment Action, and also seeks damages on behalf of the Company in connection with a now settled securities class action that was also based upon allegations made in the Employment Action and settled within available insurance coverage without attribution of wrongdoing to the Company, its management, or its directors.
In view of the inherent difficulty of predicting the outcome of the Derivative Action it is not possible to reasonably predict or estimate the eventual loss or range of loss, if any, related to the Derivative Action.
On October 26, 2022, a jury verdict was reached in the case of MUFG Union Bank, N.A. v. Axos Bank, et al, awarding damages to MUFG Union Bank, N.A. Judgment on such verdict was initially entered on June 5, 2023, and a corrected judgment was entered on June 20, 2023. The Company filed a Notice of Appeal to the Supreme Court of the State of New York Appellate Division (the “Appellate Division”) on July 6, 2023, and the plaintiff filed a Notice of Cross-Appeal on July 20, 2023. The Appellate Division held oral arguments on the appeal and cross-appeal on March 5, 2024. On March 26, 2024, the Appellate Division entered an order vacating the finding of liability and award of $2.5 million in damages for plaintiff’s breach of contract claim as well as the associated prejudgment interest. In addition, the Appellate Division rejected plaintiff’s cross appeal. The Company now intends to file an appeal with the New York Court of Appeals regarding the question of whether a terminable-at-will contract can support a claim for tortious interference. The Company recorded a $16 million accrued expense in “Accounts payable and other liabilities” on the condensed consolidated balance sheet and in “General and administrative expense” on the condensed consolidated statement of income as of and for the year ended June 30, 2023, respectively. Given the uncertainty of the appellate process and other factors that are unknown or currently unquantifiable, the Company maintained its accrual at March 31, 2024.

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
In order to reconcile the two segments to the consolidated totals, the Company includes parent-only activities and intercompany eliminations. The following tables present the operating results, goodwill, and assets of the segments:

	For the Three Months Ended March 31, 2024
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$258,435	$7,133	$(3,962)	$261,606
Provision for credit losses	6,000	—	—	6,000
Non-interest income	11,908	32,746	(11,491)	33,163
Non-interest expense	104,959	32,488	(4,219)	133,228
Income before taxes	$159,384	$7,391	$(11,234)	$155,541

	For the Three Months Ended March 31, 2023
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$196,249	$6,335	$(3,602)	$198,982
Provision for credit losses	5,500	—	—	5,500
Non-interest income	10,685	38,298	(16,737)	32,246
Non-interest expense	98,252	25,138	(12,346)	111,044
Income before taxes	$103,182	$19,495	$(7,993)	$114,684

	For the Nine Months Ended March 31, 2024
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$694,289	$18,755	$(11,677)	$701,367
Provision for credit losses	26,500	—	—	26,500
Non-interest income	128,244	99,942	(36,387)	191,799
Non-interest expense	308,027	87,979	(20,433)	375,573
Income before taxes	$488,006	$30,718	$(27,631)	$491,093

	For the Nine Months Ended March 31, 2023
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$574,524	$15,486	$(10,643)	$579,367
Provision for credit losses	17,251	—	—	17,251
Non-interest income	31,954	103,467	(47,638)	87,783
Non-interest expense	295,831	74,924	(35,597)	335,158
Income before taxes	$293,396	$44,029	$(22,684)	$314,741

	As of March 31, 2024
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$61,952	$—	$97,673
Total Assets	$21,794,503	$816,409	$31,221	$22,642,133

	As of June 30, 2023
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$61,952	$—	$97,673
Total Assets	$19,396,167	$899,496	$52,806	$20,348,469
Revenue Information. The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Accounting Standards Codification (“ASC”) 606 for the periods indicated. For further information of the Company’s recognition of revenue and ASC 606 see Note 1—“Organizations and Summary of Significant Accounting Policies” in the 2023 Form 10-K.

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2024	2023	2024	2023
Advisory fee income	$8,105	$6,879	$23,686	$20,821
Broker-dealer clearing fees	4,885	6,228	16,488	15,886
Deposit service fees	525	623	3,619	3,931
Card fees	495	737	1,909	3,670
Bankruptcy trustee and fiduciary service fees	1,418	1,566	4,209	4,506
Non-interest income (in-scope of ASC 606)	15,428	16,033	49,911	48,814
Non-interest income (out-of-scope of ASC 606)	17,735	16,213	141,888	38,969
Total non-interest income	$33,163	$32,246	$191,799	$87,783
11.        BORROWINGS, SUBORDINATED NOTES AND DEBENTURES
Subordinated Notes. On March 6, 2024, the Company paid $4.2 million to repurchase $5.0 million par value of its 4.00% Fixed-to-Floating Rate Subordinated Notes due March 1, 2032 resulting in a pre-tax non-cash gain on extinguishment of $0.7 million, after accounting for unamortized issuance costs and accrued interest. The non-cash gain is recorded in “General and administrative expense” in the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2024.

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
Some matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Exchange Act, and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, the Company’s financial prospects and other projections of our performance and asset quality, our deposit balances and capital ratios, our ability to continue to grow profitably and increase our business, our ability to continue to diversify lending and deposit franchises, the anticipated timing and financial performance of other offerings, initiatives, and acquisitions, expectations of the environment in which we operate and projections of future performance. Actual results and the timing of events could differ materially from those expressed or implied in such forward-looking statements as a result of risks and uncertainties, including without limitation our ability to successfully integrate acquisitions and realize the anticipated benefits of the transactions, changes in the interest rate environment, monetary policy, inflation, government regulation, general economic conditions, changes in the competitive marketplace, conditions in the real estate markets in which we operate, risks associated with credit quality, our ability to attract and retain deposits and access other sources of liquidity, and the outcome and effects of litigation and other factors beyond our reasonable control. These and other risks and uncertainties are discussed under the heading “Item 1A. Risk Factors” herein and in our 2023 Form 10-K, which has been filed with the SEC, could cause actual results to differ materially from those expressed or implied in any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. All forward-looking statements are qualified in their entirety by this cautionary statement, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.
General
Our Company is a diversified financial services company with approximately $22.6 billion in assets and approximately $35.0 billion of assets under custody and/or administration at Axos Clearing LLC (“Axos Clearing”). Axos Bank (the “Bank”) provides consumer and commercial banking products through its digital online and mobile banking platforms, low-cost distribution channels and affinity partners. Our Bank offers deposit and lending products to customers nationwide including consumer and business checking, savings and time deposit accounts and single family and multifamily residential mortgages, commercial real estate mortgages and loans, fund and lender finance loans, asset-based loans, auto loans and other consumer loans. Our Bank generates non-interest income from consumer and business products, including fees from loans originated for sale, deposit account service fees, prepayment fees, as well as technology and payment transaction processing fees. We offer securities products and services to independent registered investment advisors (“RIAs”) and introducing broker dealers (“IBDs”) through Axos Clearing and Axos Advisor Services (“AAS”) and direct-to-consumer securities trading and digital investment management products through Axos Invest, Inc. (“Axos Invest”). AAS and Axos Clearing generate interest and fee income by providing comprehensive securities custody services to RIAs and clearing, stock lending and margin lending services to IBDs, respectively. Axos Invest generates fee income from self-directed securities trading and margin lending and fee income from digital wealth management services to consumers. Axos Invest LLC is an introducing broker-dealer which supports direct trading. Our common stock is listed on the New York Stock Exchange under the ticker symbol “AX” and is a component of the Russell 2000® Index, the KBW Nasdaq Financial Technology Index, the S&P SmallCap 600® Index, the KBW Nasdaq Financial Technology Index, and the Travillian Tech-Forward Bank Index.
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
Below is a reconciliation of net income, the nearest compatible GAAP measure, to adjusted earnings and adjusted EPS (Non-GAAP):

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in thousands, except per share amounts)	2024	2023	2024	2023
Net income	$110,720	$79,850	$345,136	$219,809
FDIC Loan Purchase - Gain on purchase	—	—	(92,397)	—
FDIC Loan Purchase - Provision for credit losses	—	—	4,648	—
Acquisition-related costs	2,719	2,846	8,289	8,169
Other costs[1]	—	—	—	16,000
Income tax effect	(784)	(864)	23,616	(7,290)
Adjusted earnings (Non-GAAP)	$112,655	$81,832	$289,292	$236,688

Average dilutive common shares outstanding	58,037,698	60,627,400	58,707,815	60,595,414

Diluted EPS	$1.91	$1.32	$5.88	$3.63
FDIC Loan Purchase - Gain on purchase	—	—	(1.57)	—
FDIC Loan Purchase - Provision for credit losses	—	—	0.08	—
Acquisition-related costs	0.05	0.04	0.14	0.13
Other costs[1]	—	—	—	0.26
Income tax effect	(0.02)	(0.01)	0.40	(0.11)
Adjusted EPS (Non-GAAP)	$1.94	$1.35	$4.93	$3.91
[1] Other costs for the nine months ended March 31, 2023 reflect an accrual recorded in the first quarter of fiscal year 2023 as a result of an adverse legal judgement that has not been finalized.
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
Below is a reconciliation of total stockholders’ equity, the nearest compatible GAAP measure, to tangible book value (Non-GAAP):

	March 31,
(Dollars in thousands, except per share amounts)	2024	2023
Common stockholders’ equity	$2,196,293	$1,844,104
Less: servicing rights, carried at fair value	28,130	25,396
Less: goodwill and intangible assets—net	144,324	154,928
Tangible common stockholders’ equity (Non-GAAP)	$2,023,839	$1,663,780

Common shares outstanding at end of period	57,079,429	59,355,124

Book value per common share	38.48	31.07
Less: servicing rights, carried at fair value per common share	0.49	0.43
Less: goodwill and other intangible assets—net per common share	2.53	2.61
Tangible book value per common share (Non-GAAP)	$35.46	$28.03

SELECTED FINANCIAL INFORMATION
AXOS FINANCIAL, INC.
SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands)	March 31, 2024	June 30, 2023	March 31, 2023
Selected Balance Sheet Data:
Total assets	$22,642,133	$20,348,469	$19,782,481
Loans—net of allowance for credit losses	18,733,455	16,456,728	15,836,255
Loans held for sale, carried at fair value	16,239	23,203	7,920
Loans held for sale, lower of cost or fair value	—	776	303
Allowance for credit losses	257,522	166,680	161,293
Trading securities	592	758	400
Available-for-sale securities	207,582	232,350	279,612
Securities borrowed	105,853	134,339	87,293
Customer, broker-dealer and clearing receivables	292,630	374,074	323,359
Total deposits	19,103,532	17,123,108	16,738,869
Advances from the Federal Home Loan Bank	90,000	90,000	90,000
Borrowings, subordinated debentures and debentures	330,389	361,779	334,330
Securities loaned	119,800	159,832	114,613
Customer, broker-dealer and clearing payables	387,176	445,477	406,092
Total stockholders’ equity	2,196,293	1,917,159	1,844,104

Capital Ratios:
Equity to assets at end of period	9.70%	9.42%	9.32%
Axos Financial, Inc.:
Tier 1 leverage (to adjusted average assets)	9.33%	8.96%	9.29%
Common equity tier 1 capital (to risk-weighted assets)	11.47%	10.94%	10.71%
Tier 1 capital (to risk-weighted assets)	11.47%	10.94%	10.71%
Total capital (to risk-weighted assets)	14.26%	13.82%	13.63%
Axos Bank:
Tier 1 leverage (to adjusted average assets)	9.86%	9.68%	10.17%
Common equity tier 1 capital (to risk-weighted assets)	12.47%	11.63%	11.55%
Tier 1 capital (to risk-weighted assets)	12.47%	11.63%	11.55%
Total capital (to risk-weighted assets)	13.49%	12.50%	12.40%
Axos Clearing LLC:
Net capital	102,963	$35,221	$79,459
Excess capital	97,646	$29,905	$74,377
Net capital as a percentage of aggregate debit items	38.73%	13.25%	31.27%
Net capital in excess of 5% aggregate debit items	$89,671	$21,930	$66,755

AXOS FINANCIAL, INC.
SELECTED CONSOLIDATED FINANCIAL INFORMATION

	At or for the Three Months Ended		At or for the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Selected Income Statement Data:
Interest and dividend income	$443,564	$307,334	$1,202,179	$810,708
Interest expense	181,958	108,352	500,812	231,341
Net interest income	261,606	198,982	701,367	579,367
Provision for credit losses	6,000	5,500	26,500	17,251
Net interest income, after provision for credit losses	255,606	193,482	674,867	562,116
Non-interest income	33,163	32,246	191,799	87,783
Non-interest expense	133,228	111,044	375,573	335,158
Income before income taxes	155,541	114,684	491,093	314,741
Income taxes	44,821	34,834	145,957	94,932
Net income	$110,720	$79,850	$345,136	$219,809

Per Common Share Data:
Net income:
Basic	$1.94	$1.33	$5.98	$3.67
Diluted	$1.91	$1.32	$5.88	$3.63
Adjusted earnings per common share (Non-GAAP)[1]	$1.94	$1.35	$4.93	$3.91
Book value per common share	$38.48	$31.07	$38.48	$31.07
Tangible book value per common share (Non-GAAP)[1]	$35.46	$28.03	$35.46	$28.03

Weighted average number of common shares outstanding:
Basic	56,932,050	59,930,634	57,699,236	59,928,263
Diluted	58,037,698	60,627,400	58,707,815	60,595,414
Common shares outstanding at end of period	57,079,429	59,355,124	57,079,429	59,355,124
Common shares issued at end of period	70,033,523	69,340,533	70,033,523	69,340,533

Performance Ratios and Other Data:
Loan originations for investment	$2,801,110	$1,735,651	$8,145,703	$6,235,451
Loan originations for sale	$47,821	$45,200	$144,731	$158,500
Loan purchases	$—	$787	$841,408	$914
Return on average assets	1.98%	1.71%	2.18%	1.60%
Return on average common stockholders’ equity	20.71%	17.42%	22.65%	16.73%
Interest rate spread[2]	3.88%	3.46%	3.62%	3.57%
Net interest margin[3]	4.87%	4.42%	4.61%	4.41%
Net interest margin[3] – Banking Business Segment	4.92%	4.50%	4.68%	4.56%
Efficiency ratio[4]	45.20%	48.02%	42.05%	50.24%
Efficiency ratio[4] – Banking Business Segment	38.82%	47.48%	37.45%	48.78%

Asset Quality Ratios:
Net annualized charge-offs to average loans	0.07%	0.04%	0.05%	0.04%
Non-performing loans and leases to total loans	0.63%	0.60%	0.63%	0.60%
Non-performing assets to total assets	0.55%	0.51%	0.55%	0.51%
Allowance for credit losses - loans to total loans held for investment[5]	1.36%	1.01%	1.36%	1.01%
Allowance for credit losses - loans to non-performing loans[5]	210.95%	168.12%	210.95%	168.12%
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
5 The increase in the ratios of the allowance for credit losses - loans to total loans held for investment and the allowance for credit losses - loans to non-performing loans at March 31, 2024 was primarily attributable to the allowance for credit losses related to the PCD loans acquired in the FDIC Loan Purchase. See Note 2 - “Acquisitions” for additional information.

RESULTS OF OPERATIONS
Comparison of the Three and Nine Months Ended March 31, 2024 and 2023
For the three months ended March 31, 2024, we had net income of $110.7 million, or $1.91 per diluted share, compared to net income of $79.9 million, or $1.32 per diluted share, for the three months ended March 31, 2023. For the nine months ended March 31, 2024, we had net income of $345.1 million, or $5.88 per diluted share, compared to net income of $219.8 million, or $3.63 per diluted share, for the nine months ended March 31, 2023.
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

	For the Three Months Ended,
	March 31, 2024			March 31, 2023
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$18,734,531	$405,280	8.65%	$15,842,029	$279,864	7.07%
Non-purchased loans	17,755,545	363,558	8.19%	15,842,029	279,864	7.07%
Purchased loans[5]	978,986	41,722	17.05%	—	—	—%
Interest-earning deposits in other financial institutions	2,199,373	29,493	5.36%	1,551,428	18,014	4.64%
Mortgage-backed and other securities[4]	220,176	2,695	4.90%	263,914	3,978	6.03%
Securities borrowed and margin lending[6]	318,723	5,701	7.15%	335,125	5,137	6.13%
Stock of the regulatory agencies	17,250	395	9.16%	19,457	341	7.01%
Total interest-earning assets	21,490,053	443,564	8.26%	18,011,953	307,334	6.83%
Non-interest-earning assets	855,263			642,308
Total assets	$22,345,316			$18,654,261
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$14,954,432	$165,283	4.42%	$10,707,667	$89,772	3.35%
Time deposits	1,102,472	11,454	4.16%	1,181,342	8,667	2.93%
Securities loaned	121,920	376	1.23%	198,814	1,307	2.63%
Advances from the FHLB	105,243	735	2.79%	429,689	4,454	4.15%
Borrowings, subordinated notes and debentures	335,840	4,110	4.90%	338,175	4,152	4.91%
Total interest-bearing liabilities	16,619,907	181,958	4.38%	12,855,687	108,352	3.37%
Non-interest-bearing demand deposits	2,753,093			3,312,618
Other non-interest-bearing liabilities	834,075			652,524
Stockholders’ equity	2,138,241			1,833,432
Total liabilities and stockholders’ equity	$22,345,316			$18,654,261
Net interest income		$261,606			$198,982
Interest rate spread[7]			3.88%			3.46%
Net interest margin[8]			4.87%			4.42%
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
8Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

	For the Nine Months Ended,
	March 31, 2024			March 31, 2023
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$17,624,685	$1,090,106	8.25%	$15,348,412	$743,863	6.46%
Non-purchased loans	17,214,338	1,036,437	8.03%	15,348,412	743,863	6.46%
Purchased loans[5]	410,347	53,669	17.44%	—	—	—%
Interest-earning deposits in other financial institutions	2,105,053	85,740	5.43%	1,483,191	40,975	3.68%
Mortgage-backed and other securities[4]	230,250	9,031	5.23%	261,282	10,854	5.54%
Securities borrowed and margin lending[6]	329,015	16,163	6.55%	399,246	13,842	4.62%
Stock of the regulatory agencies	17,250	1,139	8.80%	22,161	1,174	7.06%
Total interest-earning assets	20,306,253	1,202,179	7.89%	17,514,292	810,708	6.17%
Non-interest-earning assets	834,111			799,594
Total assets	$21,140,364			$18,313,886
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$13,907,471	$449,748	4.31%	$9,466,664	$182,509	2.57%
Time deposits	1,092,719	33,280	4.06%	1,161,502	19,783	2.27%
Securities loaned	164,258	1,835	1.49%	343,561	3,317	1.29%
Advances from the FHLB	95,048	1,794	2.52%	534,411	12,121	3.02%
Borrowings, subordinated notes and debentures	368,661	14,155	5.12%	364,521	13,611	4.98%
Total interest-bearing liabilities	15,628,157	500,812	4.27%	11,870,659	231,341	2.60%
Non-interest-bearing demand deposits	2,735,604			3,916,959
Other non-interest-bearing liabilities	745,680			773,961
Stockholders’ equity	2,030,923			1,752,307
Total liabilities and stockholders’ equity	$21,140,364			$18,313,886
Net interest income		$701,367			$579,367
Interest rate spread[7]			3.62%			3.57%
Net interest margin[8]			4.61%			4.41%
1.Average balances are obtained from daily data.
2.Annualized.
3.Loans include loans held for sale, loan premiums and unearned fees.
4.Interest income includes reductions for amortization of loan and investment securities premiums and earnings from accretion of discounts and loan fees.
5.Purchased loans include loans, loan discounts and unearned fees related to the FDIC Loan Purchase.
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

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
	2024 vs 2023			2024 vs 2023
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
Increase (decrease) in interest income:
Loans	$56,393	$69,023	$125,416	$120,711	$225,532	$346,243
Non-purchased loans	14,671	69,023	83,694	67,042	225,532	292,574
Purchased loans[1]	41,722	—	41,722	53,669	—	53,669
Interest-earning deposits in other financial institutions	8,368	3,111	11,479	20,974	23,791	44,765
Mortgage-backed and other securities	(602)	(681)	(1,283)	(1,239)	(584)	(1,823)
Securities borrowed and margin lending	(260)	824	564	(2,737)	5,058	2,321
Stock of the regulatory agencies	(42)	96	54	(290)	255	(35)
Total increase (decrease) in interest income	$63,857	$72,373	$136,230	$137,419	$254,052	$391,471
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$41,826	$33,685	$75,511	$109,377	$157,862	$267,239
Time deposits	(615)	3,402	2,787	(1,236)	14,733	13,497
Securities loaned	(391)	(540)	(931)	(1,937)	455	(1,482)
Advances from the FHLB	(2,593)	(1,126)	(3,719)	(8,596)	(1,731)	(10,327)
Borrowings, subordinated notes and debentures	(33)	(9)	(42)	157	387	544
Total increase (decrease) in interest expense	$38,194	$35,412	$73,606	$97,765	$171,706	$269,471
1 Purchased loans include loans, loan discounts and unearned fees related to the FDIC Loan Purchase.
Net Interest Income
For the three months ended March 31, 2024, net interest income totaled $261.6 million, an increase of $62.6 million, or 31.5%, compared to net interest income of $199.0 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, net interest margin increased by 45 basis points compared to the net interest margin of 4.42% for the three months ended March 31, 2023.
For the three months ended March 31, 2024, total interest and dividend income increased 44.3% from the three months ended March 31, 2023, primarily due to a $125.4 million increase in interest income from loans, attributable to a 158 basis point increase in rates earned and a $2.9 billion increase in average balances.
For the three months ended March 31, 2024, total interest expense increased 67.9% from the three months ended March 31, 2023, primarily due to a $75.5 million increase in interest expense from demand and savings deposits, attributable to a 107 basis point increase in rates paid and a $4.2 billion increase in average balances.
For the nine months ended March 31, 2024, net interest income totaled $701.4 million, an increase of $122.0 million and 21.1% compared to net interest income of $579.4 million for the nine months ended March 31, 2023. For the nine months ended March 31, 2024 net interest margin increased by 20 basis points compared to the net interest margin of 4.41% for the nine months ended March 31, 2023.
For the nine months ended March 31, 2024, total interest and dividend income increased 48.3% from the nine months ended March 31, 2023, primarily due to a $346.2 million increase in interest income from loans, attributable to a 179 basis point increase in rates earned and a $2.3 billion increase in average balances.

For the nine months ended March 31, 2024, total interest expense increased 116.5% from the nine months ended March 31, 2023, primarily due to a $267.2 million increase in interest expense from demand and savings deposits, attributable to a 174 basis point increase in rates paid and a $4.4 billion increase in average balances.
Provision for Credit Losses
The provision for credit losses was $6.0 million and $26.5 million for the three and nine months ended March 31, 2024, respectively, compared to $5.5 million and $17.3 million for the three and nine months ended March 31, 2023, respectively. The provision for credit losses consists of provisions for both funded loans and for unfunded lending commitments. The provision for credit losses for funded loans was $9.0 million and $27.3 million for the three and nine months ended March 31, 2024, respectively. The provision for credit losses for the three months ended March 31, 2024 was primarily due to loan growth in the Commercial & Industrial - Non-RE portfolio and an increase in the Commercial Real Estate portfolio reflecting changes in the underlying macroeconomic variables. For the nine months ended March 31, 2024, the increase in the provision for credit losses was primarily due to loan growth in the Commercial & Industrial - Non-RE portfolio and the loans acquired in the FDIC Loan Purchase. The provision for credit losses for unfunded commitments benefit of $3.0 million and $0.8 million for the three and nine months ended March 31, 2024, respectively, was primarily driven by a change in the underlying mix of Commercial & Industrial - Non-RE unfunded commitments. Provisions for credit losses are charged to income to bring the allowance for credit losses for loans and unfunded lending commitments to a level deemed appropriate by management based on the factors discussed under the heading “Financial Condition—Asset Quality and Allowance for Credit Losses - Loans.”
Non-Interest Income
The following table sets forth information regarding our non-interest income:

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
(Dollars in thousands)	2024	2023	Inc (Dec)	2024	2023	Inc (Dec)
Broker-dealer fee income	$12,087	$13,745	$(1,658)	$37,083	$32,735	$4,348
Advisory fee income	8,105	6,879	1,226	23,686	20,821	2,865
Banking and service fees	8,876	8,443	433	27,287	25,100	2,187
Mortgage banking and servicing rights income	2,180	1,107	1,073	6,811	5,113	1,698
Prepayment penalty fee income	1,915	2,072	(157)	4,535	4,014	521
Gain on acquisition	—	—	—	92,397	—	92,397
Total non-interest income	$33,163	$32,246	$917	$191,799	$87,783	$104,016
For the three and nine months ended March 31, 2024, non-interest income increased by $0.9 million or 2.8% and $104.0 million, or 118.49%, respectively.
For the three months ended March 31, 2024, increased advisory fee income, primarily attributable to higher mutual fund fee income, and increased mortgage banking and servicing rights income, primarily due to higher gains on loan sales, were partially offset by a decrease in broker-dealer fee income primarily attributable to lower cash sorting balances at non-affiliated banks.
For the nine months ended March 31, 2024, the increase in non-interest income is primarily attributable to a $92.4 million gain on the FDIC Loan Purchase completed in the three months ended December 31, 2023, an increase in broker-dealer fee income due to higher rates earned on cash sorting balances at non-affiliated banks and an increase in advisory fee income attributable to higher mutual fund fee income.

Non-Interest Expense
The following table sets forth information regarding our non-interest expense:

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
(Dollars in thousands)	2024	2023	Inc (Dec)	2024	2023	Inc (Dec)
Salaries and related costs	$67,419	$53,046	$14,373	$182,113	$149,762	$32,351
Data and operational processing	18,243	15,808	2,435	52,653	44,462	8,191
Depreciation and amortization	7,221	5,671	1,550	19,587	17,722	1,865
Advertising and promotional	10,282	11,786	(1,504)	30,451	29,055	1,396
Professional services	9,073	6,747	2,326	24,860	23,289	1,571
Occupancy and equipment	4,254	3,873	381	12,101	11,610	491
FDIC and regulatory fees	5,232	3,859	1,373	13,616	11,163	2,453
Broker-dealer clearing charges	4,459	3,356	1,103	14,419	9,924	4,495
General and administrative expense	7,045	6,898	147	25,773	38,171	(12,398)
Total non-interest expense	$133,228	$111,044	$22,184	$375,573	$335,158	$40,415
For the three months ended March 31, 2024, non-interest expense increased $22.2 million, or 20.0%, primarily due to increases of:
•$14.4 million in salaries and related costs primarily due to increased headcount and salaries;
•$2.4 million in data and operational processing expense primarily due to enhancements of core processing systems, customer interfaces and clearing and custody technology programs; and
•$2.3 million in professional services primarily due to increased legal and consulting services.
The increases were partially offset by a $1.5 million decrease in advertising and promotional expense primarily due to reduced deposit marketing expenses.
For the nine months ended March 31, 2024, non-interest expense increased $40.4 million, or 12.1%, primarily due to increases of:
•$32.4 million in salaries and related costs primarily due to increased headcount and salaries;
•$8.2 million in data and operational processing expense primarily due to enhancements of core processing systems, customer interfaces and clearing and custody technology programs; and
•$4.5 million in broker-dealer clearing charges primarily due to higher mutual fund clearing fees and corporate actions.
The increases were partially offset by $12.4 million decrease in general and administrative expenses, primarily reflecting the absence of a $16.0 million accrual in the prior year first quarter for an adverse legal judgment that has not been finalized.
Provision for Income Taxes
Income tax expense was $44.8 million and $146.0 million for the three and nine months ended March 31, 2024, respectively, compared to $34.8 million and $94.9 million for three and nine months ended March 31, 2023, respectively. Our effective income tax rates for the three months ended March 31, 2024 and 2023 were 28.82% and 30.37%, respectively. Our effective income tax rates for the nine months ended March 31, 2024 and 2023 were 29.72% and 30.16%, respectively.

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
The following tables present the operating results of the segments:

	For the Three Months Ended March 31, 2024
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$258,435	$7,133	$(3,962)	$261,606
Provision for credit losses	6,000	—	—	6,000
Non-interest income	11,908	32,746	(11,491)	33,163
Non-interest expense	104,959	32,488	(4,219)	133,228
Income before income taxes	$159,384	$7,391	$(11,234)	$155,541

	For the Three Months Ended March 31, 2023
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$196,249	$6,335	$(3,602)	$198,982
Provision for credit losses	5,500	—	—	5,500
Non-interest income	10,685	38,298	(16,737)	32,246
Non-interest expense	98,252	25,138	(12,346)	111,044
Income before income taxes	$103,182	$19,495	$(7,993)	$114,684

	For the Nine Months Ended March 31, 2024
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$694,289	$18,755	$(11,677)	$701,367
Provision for credit losses	26,500	—	—	26,500
Non-interest income	128,244	99,942	(36,387)	191,799
Non-interest expense	308,027	87,979	(20,433)	375,573
Income before income taxes	$488,006	$30,718	$(27,631)	$491,093

	For the Nine Months Ended March 31, 2023
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$574,524	$15,486	$(10,643)	$579,367
Provision for credit losses	17,251	—	—	17,251
Non-interest income	31,954	103,467	(47,638)	87,783
Non-interest expense	295,831	74,924	(35,597)	335,158
Income before income taxes	$293,396	$44,029	$(22,684)	$314,741

Banking Business
For the three months ended March 31, 2024, our Banking Business segment had income before income taxes of $159.4 million, compared to income before taxes of $103.2 million for the three months ended March 31, 2023. For the nine months ended March 31, 2024, our Banking Business segment had income before income taxes of $488.0 million, compared to income before taxes of $293.4 million for the nine months ended March 31, 2023.
For the three and nine months ended March 31, 2024, the Banking Business segment’s net interest income increased $62.2 million or 31.7%, and $119.8 million or 20.8%, respectively, compared to net interest income for the three and nine months ended March 31, 2023, respectively. The increase in net interest income was primarily due to higher interest income from loans, primarily attributable to higher rates earned and average balances, partially offset by higher rates paid and higher average interest-bearing deposit balances.
For the three and nine months ended March 31, 2024, the Banking Business segment’s non-interest income increased $1.2 million, or 11.4%, and $96.3 million, or 301.3%, respectively, compared to non-interest income for the three and nine months ended March 31, 2023, respectively. The increase in non-interest income for the three months ended March 31, 2024 was primarily due to higher mortgage banking and servicing rights income and higher banking and service fees. For the nine months ended March 31, 2024, higher non-interest income was primarily driven by the $92.4 million gain on the FDIC Loan Purchase in the three months ended December 31, 2023.
For the three and nine months ended March 31, 2024, the Banking Business segment’s non-interest expense increased $6.7 million, or 6.8%, and $12.2 million, or 4.1%, respectively, compared to non-interest expense for the three and nine months ended March 31, 2023. The increase in non-interest expense for the three months ended March 31, 2024 was primarily due higher salaries and related costs, higher data and operational processing expenses and increased professional services expense, partially offset by lower advertising and promotional expense. For the nine months ended March 31, 2024, the increase in non-interest expense was primarily due to higher salaries and related costs, higher data and operational processing expenses and increased FDIC fees, partially offset by the absence of a $16.0 million accrual in the prior year period for an adverse legal judgment that has not been finalized and lower advertising and promotional expense.

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

	For the Three Months Ended
	March 31,
	2024			2023
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$18,734,531	$405,337	8.65%	$15,819,777	$279,583	7.07%
Non-purchased loans	17,755,545	363,615	8.19%	15,819,777	279,583	7.07%
Purchased loans[5]	978,986	41,722	17.05%	—	—	—%
Interest-earning deposits in other financial institutions	2,053,499	27,490	5.35%	1,315,843	15,257	4.64%
Mortgage-backed and other securities[4]	219,611	2,695	4.91%	271,084	4,013	5.92%
Stock of the regulatory agencies	17,250	395	9.16%	19,457	338	6.95%
Total interest-earning assets	21,024,891	435,917	8.29%	17,426,161	299,191	6.87%
Non-interest-earning assets	499,203			356,996
Total assets	$21,524,094			$17,783,157
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$14,973,985	$165,293	4.42%	$10,806,346	$89,822	3.32%
Time deposits	1,102,472	11,454	4.16%	1,181,342	8,667	2.93%
Advances from the FHLB	105,243	735	2.79%	429,689	4,454	4.15%
Borrowings, subordinated notes and debentures	—	—	—%	57	—	—%
Total interest-bearing liabilities	16,181,700	177,482	4.39%	12,417,434	102,943	3.32%
Non-interest-bearing demand deposits	2,839,344			3,380,441
Other non-interest-bearing liabilities	324,120			182,502
Stockholders’ equity	2,178,930			1,802,780
Total liabilities and stockholders’ equity	$21,524,094			$17,783,157
Net interest income		$258,435			$196,248
Interest rate spread[6]			3.90%			3.55%
Net interest margin[7]			4.92%			4.50%
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
7Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

	For the Nine Months Ended
	March 31,
	2024			2023
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$17,624,685	$1,090,106	8.25%	$15,324,641	$742,902	6.46%
Non-purchased loans	17,214,338	1,036,437	8.03%	15,324,641	742,902	6.46%
Purchased loans[5]	410,347	53,669	17.44%	—	—	—%
Interest-earning deposits in other financial institutions	1,928,794	78,894	5.45%	1,201,771	34,014	3.77%
Mortgage-backed and other securities[6]	229,672	9,031	5.24%	270,573	10,999	5.42%
Stock of the regulatory agencies	17,250	1,139	8.80%	22,161	1,167	7.02%
Total interest-earning assets	19,800,401	1,179,170	7.94%	16,819,146	789,082	6.26%
Non-interest-earning assets	451,053			336,842
Total assets	$20,251,454			$17,155,988
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$13,946,716	$449,807	4.30%	$9,544,778	$182,654	2.55%
Time deposits	1,092,719	33,280	4.06%	1,161,502	19,783	2.27%
Advances from the FHLB	95,048	1,794	2.52%	534,411	12,121	3.02%
Borrowings, subordinated notes and debentures	18	—	—%	37	—	—%
Total interest-bearing liabilities	15,134,501	484,881	4.27%	11,240,728	214,558	2.55%
Non-interest-bearing demand deposits	2,814,951			3,992,906
Other non-interest-bearing liabilities	273,215			187,976
Stockholders’ equity	2,028,787			1,734,378
Total liabilities and stockholders’ equity	$20,251,454			$17,155,988
Net interest income		$694,289			$574,524
Interest rate spread[6]			3.67%			3.71%
Net interest margin[7]			4.68%			4.56%
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

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
	2024 vs 2023			2024 vs 2023
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
Increase / (decrease) in interest income:
Loans	$56,827	$68,927	$125,754	$121,989	$225,215	$347,204
Non-purchased loans	15,105	68,927	84,032	68,320	225,215	293,535
Purchased loans[1]	41,722	—	41,722	53,669	—	53,669
Interest-earning deposits	9,585	2,648	12,233	25,005	19,875	44,880
Securities	(695)	(623)	(1,318)	(1,449)	(519)	(1,968)
Stock of the regulatory agencies	(42)	99	57	(290)	262	(28)
Total increase (decrease) in interest income	$65,675	$71,051	$136,726	$145,255	$244,833	$390,088
Increase / (decrease) in interest expense:
Interest-bearing demand and savings	$40,609	$34,862	$75,471	$108,617	$158,536	$267,153
Time deposits	(615)	3,402	2,787	(1,236)	14,733	13,497
Advances from the FHLB	(2,593)	(1,126)	(3,719)	(8,596)	(1,731)	(10,327)
Total increase (decrease) in interest expense	$37,401	$37,138	$74,539	$98,785	$171,538	$270,323
1 Purchased loans include loans, loan discounts and unearned fees related to the FDIC Loan Purchase.
We consider the ratios shown in the table below to be key indicators of the performance of our Banking Business segment:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2024	2023	2024	2023
Efficiency ratio	38.82%	47.48%	37.45%	48.78%
Return on average assets	2.25%	1.61%	2.24%	1.59%
Interest rate spread	3.90%	3.55%	3.67%	3.71%
Net interest margin	4.92%	4.50%	4.68%	4.56%
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
Securities Business
For the three and nine months ended March 31, 2024, our Securities Business segment had income before income taxes of $7.4 million and $30.7 million, respectively, compared to income before income taxes of $19.5 million and $44.0 million for the three and nine months ended March 31, 2023, respectively.
For the three and nine months ended March 31, 2024, net interest income increased $0.8 million or 12.6%, and $3.3 million or 21.1%, respectively, compared to net interest income for the three and nine months ended March 31, 2023. The increase was primarily driven by a decrease in average securities loaned balances and higher rates earned on margin loans.

For the three months ended March 31, 2024, non-interest income decreased $5.6 million, or 14.5%, compared to non-interest income for the three months ended March 31, 2023. For the nine months ended March 31, 2024, non-interest income decreased $3.5 million, or 3.4%, compared to non-interest income for the nine months ended March 31, 2023. The decreases were primarily driven by lower broker-dealer fee income, partially offset by higher advisory fee income.
For the three and nine months ended March 31, 2024, non-interest expense increased $7.4 million, or 29.2%, and $13.1 million or 17.4%, respectively, compared to non-interest expense for the three and nine months ended March 31, 2023. The increases were primarily driven by higher salaries and related costs, higher broker-dealer clearing charges and higher data and operational processing expenses.
The following table provides selected information for Axos Clearing:

(Dollars in thousands)	March 31, 2024	June 30, 2023
FDIC insured deposit program balances at banks	$1,294,258	$1,627,053
Margin balances	$210,883	$205,880
Cash reserves for the benefit of customers	$145,888	$149,059
Securities lending:
Interest-earning assets – securities borrowed	$105,853	$134,339
Interest-bearing liabilities – securities loaned	$119,800	$159,832
FINANCIAL CONDITION
Balance Sheet Analysis
Our total assets increased $2.3 billion, or 11.3%, to $22.6 billion at March 31, 2024, from $20.3 billion at June 30, 2023, primarily attributable to an increase in loans. Our total liabilities increased $2.0 billion, or 10.9%, to $20.4 billion at March 31, 2024 from $18.4 billion at June 30, 2023, primarily attributable to an increase in deposits.
Loans
The following table sets forth the composition of the loan portfolio:

	March 31, 2024		June 30, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single Family - Mortgage & Warehouse	$4,122,726	21.3%	$4,173,833	25.1%
Multifamily and Commercial Mortgage[1]	4,001,056	20.7%	3,082,225	18.5%
Commercial Real Estate[1]	5,912,988	30.6%	6,199,818	37.2%
Commercial & Industrial - Non-RE	4,827,531	25.0%	2,639,650	15.8%
Auto & Consumer	450,765	2.3%	546,264	3.3%
Other	1,896	0.1%	10,236	0.1%
Total gross loans	19,316,962	100.0%	16,652,026	100.0%
Allowance for credit losses - loans	(257,522)		(166,680)
Unaccreted discounts and loan fees	(325,985)		(28,618)
Total net loans	$18,733,455		$16,456,728
1 Includes PCD loans of $285.4 million in Multifamily and Commercial Mortgage and $44.5 million in Commercial Real Estate as of March 31, 2024. For further detail on PCD loans refer to Note 1—“Summary of Significant Accounting Policies”.
The increase in Multifamily and Commercial Mortgage loans and the related impact on the allowance for credit losses and unaccreted discounts and loan fees, was primarily driven by the FDIC Loan Purchase. For further information on the FDIC Loan Purchase, refer to Note 2—“Acquisitions.” The increase in Commercial & Industrial - Non-RE loans reflects the Company’s focus on expanding the sales and operational support teams to drive growth in this sector.

Asset Quality and Allowance for Credit Losses - Loans
Non-performing Assets
Non-performing loans are comprised of those 90 days or more past due and other nonaccrual loans. Loans not yet reaching 90 days past due may be placed on nonaccrual status based on management’s assessment of the aging of contractual principal amounts due, among other factors. For an aging analysis of the Company’s loans held for investment as of March 31, 2024 and June 30, 2023, see Note 5—“Loans and Allowance for Credit Losses” in the Condensed Consolidated Financial Statements. Non-performing assets include non-performing loans plus, other real estate owned and repossessed vehicles.
Non-performing assets consisted of the following:

(Dollars in thousands)	March 31, 2024	June 30, 2023	Inc (Dec)
Non-performing assets:
Nonaccrual loans:
Single Family - Mortgage & Warehouse	$51,342	$30,714	$20,628
Multifamily and Commercial Mortgage	38,465	35,103	3,362
Commercial Real Estate	26,102	14,852	11,250
Commercial & Industrial - Non-RE	4,020	2,989	1,031
Auto & Consumer	2,151	1,457	694
Other	—	2,045	(2,045)
Total non-performing loans	$122,080	$87,160	$34,920
Foreclosed real estate	1,765	6,966	(5,201)
Repossessed vehicles—Autos	1,102	1,133	(31)
Total non-performing assets	$124,947	$95,259	$29,688
Total non-performing loans as a percentage of total loans	0.63%	0.52%	0.11%
Total non-performing assets as a percentage of total assets	0.55%	0.47%	0.08%

Total non-performing assets increased to $124.9 million at March 31, 2024 from $95.3 million at June 30, 2023, primarily attributable to increases in single-family mortgage and commercial real estate non-performing loans.
Management establishes an allowance for credit losses based upon its evaluation of the expected lifetime credit losses related to the amortized cost basis of loans on the balance sheet. The net charge-off rate for the three months ended March 31, 2024 was 0.07%, compared to 0.04% for the March 31, 2023. Of the 0.07% of net charge-offs for the three months ended March 31, 2024, 0.04% was related to Auto loans covered by insurance policies. For additional information regarding the Company’s allowance for credit losses see Note 5—“Loans and Allowance for Credit Losses” in the Condensed Consolidated Financial Statements. For a discussion of the provision for credit losses for the three and nine months ended March 31, 2024, see “Results of Operations—Provision for Credit Losses.” We believe that the lower average LTV in the loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks. The resolution of existing other real estate owned and non-performing loans should not have a significant adverse impact on our operating results.

Available-for-Sale Securities
Total available-for-sale securities were $207.6 million as of March 31, 2024, compared with $232.4 million at June 30, 2023. During the nine months ended March 31, 2024, we purchased $9.6 million of securities and received proceeds from sales and principal repayments of approximately $39.4 million. The remainder of the change for the available-for-sale portfolio is attributable to changes in the fair value of the securities.
Deposits
Deposits increased by $2.0 billion, or 11.6%, to $19.1 billion at March 31, 2024, from $17.1 billion at June 30, 2023. Interest-bearing demand and savings increased $2.4 billion and time deposits decreased $0.3 billion. Non-interest bearing deposits decreased by $0.1 billion as of March 31, 2024, compared with June 30, 2023.

The following table sets forth the composition of the deposit portfolio:

	March 31, 2024		June 30, 2023
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest bearing	$2,758,596	—%	$2,898,150	—%
Interest-bearing:
Demand	3,024,608	2.80%	3,334,615	2.43%
Savings	12,279,071	4.52%	9,575,781	4.20%
Total interest-bearing demand and savings	15,303,679	4.18%	12,910,396	3.74%
Time deposits:
$250 and under[2]	668,527	4.58%	932,436	3.72%
Greater than $250	372,730	4.79%	382,126	4.36%
Total time deposits	1,041,257	4.65%	1,314,562	3.91%
Total interest bearing[2]	16,344,936	4.21%	14,224,958	3.76%
Total deposits	$19,103,532	3.60%	$17,123,108	3.12%
1 Based on weighted-average stated interest rates at end of period.
2 The total interest-bearing includes brokered deposits of $1,840.0 million and $2,028.5 million as of March 31, 2024 and June 30, 2023, respectively, of which $482.1 million and $690.9 million, respectively, are time deposits classified as $250,000 and under.
The following table sets forth the number of deposit accounts by type:

	March 31, 2024	June 30, 2023	March 31, 2023
Non-interest bearing	51,010	45,640	45,018
Interest-bearing checking and savings accounts	479,046	427,299	404,408
Time deposits	5,214	6,340	6,729
Total number of deposit accounts	535,270	479,279	456,155
Total Bank deposits that exceeded the FDIC insurance limit of $250,000 or were not collateralized at both March 31, 2024 and June 30, 2023 were $2.1 billion and $1.7 billion, respectively. The maturities of time deposits that exceeded the FDIC insurance limit were as follows:

(Dollars in thousands)	March 31, 2024
3 months or less	$187,636
3 months to 6 months	136,798
6 months to 12 months	43,114
Over 12 months	5,182
Total	$372,730
Borrowings
The following table sets forth the composition of our borrowings and the interest rates:

	March 31, 2024		June 30, 2023		March 31, 2023
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB Advances	$90,000	2.32%	$90,000	2.32%	$90,000	2.32%
Borrowings, subordinated notes and debentures	330,389	4.56%	361,779	4.69%	334,330	4.59%
Total borrowings	$420,389	4.08%	$451,779	4.22%	$424,330	4.11%

Weighted average cost of borrowings during the quarter	4.39%		4.58%		4.48%
Borrowings as a percent of total assets	1.86%		2.22%		2.14%
We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the origination of loans and to provide us with interest rate risk protection should rates rise. On March 6, 2024, the Company repurchased $5.0 million par value of its 4.00% Fixed-to-Floating Rate Subordinated Notes due March 1, 2032. For further information refer to Note 11—“Borrowings, Subordinated Notes and Debentures.”
Stockholders’ Equity
Stockholders’ equity increased $279.1 million to $2,196.3 million at March 31, 2024, compared to $1,917.2 million at June 30, 2023. The increase was primarily the result of net income for the nine months ended March 31, 2024 of $345.1 million partially offset by repurchases of $83.8 million of shares of the Company’s common stock.
During the nine months ended March 31, 2024, the Company repurchased a total of $83.8 million or 2,267,610 shares of common stock at an average price of $36.95 share. On February 12, 2024, the Company announced its Board of Directors’ authorization of a program to repurchase up to $100 million of its common stock. The new share repurchase authorization is in addition to the existing share repurchase plan announced on April 27, 2023, which had approximately $19.8 million remaining as of March 31, 2024. There were no purchases of treasury stock under the new repurchase authorization.
LIQUIDITY
Cash flow information is as follows:

	For the Nine Months Ended
	March 31,
(Dollars in thousands)	2024	2023
Operating Activities	$261,710	$119,247
Investing Activities	$(2,155,335)	$(1,807,976)
Financing Activities	$1,857,450	$2,618,254
During the nine months ended March 31, 2024, we had net cash inflows from operating activities of $261.7 million compared to inflows of $119.2 million for the nine months ended March 31, 2023. Net operating cash inflows and outflows fluctuate primarily due to the timing of the following: originations of loans held for sale, proceeds from loan sales, securities borrowed and loaned, and customer, broker-dealer and clearing receivables and payables and changes in other assets and payables.
Net cash outflows from investing activities totaled $2,155.3 million for the nine months ended March 31, 2024, while outflows totaled $1,808.0 million for the nine months ended March 31, 2023. The increase in outflows was primarily due to increased originations and purchases of loans held for investment related to the FDIC Loan Purchase and acquisition of marine floor financing loans, partially offset by higher principal repayments on loans in the nine months ended March 31, 2023.
Net cash inflows from financing activities totaled $1,857.5 million for the nine months ended March 31, 2024, compared to net cash inflows from financing activities of $2,618.3 million for the nine months ended March 31, 2023. The primary driver behind the increase in net cash inflows was an increase in deposits in the nine months ended March 31, 2024.
As of March 31, 2024, the Bank could borrow up to 35% of its total assets from the FHLB. Borrowings are collateralized by pledging certain mortgage loans and available-for-sale securities to the FHLB. At March 31, 2024, the Company had $3,242.4 million available immediately and $3,629.1 million available with additional collateral and the Company had $5,226.4 million of loans and $152.0 thousand of securities pledged to the FHLB. We also had six unsecured federal funds purchase lines with six different banks totaling $275.0 million, under which no borrowings were outstanding at March 31, 2024.
The Bank has the ability to borrow short-term from the FRBSF Discount Window. At March 31, 2024, the Bank did not have any borrowings outstanding and the amount available from this source was $6,566.6 million. Borrowings are collateralized by pledging commercial loans and consumer loans. At March 31, 2024 we had $7,834.9 million of loans pledged to the FRBSF.
Axos Clearing has a $150 million secured line of credit available for borrowing, as needed. As of March 31, 2024, there was no amount outstanding on this credit facility. This credit facility bears interest at rates based on the Federal Funds rate and is due upon demand.
Axos Clearing also has $210 million of unsecured lines of credit available for limited purpose borrowing, which includes $100 million from Axos Financial, Inc. As of March 31, 2024, there was no amount outstanding on this credit facility. This credit facility bears interest at rates based on the Federal Funds rate and is due upon demand.

We view our liquidity sources to be stable and adequate for our anticipated needs and contingencies for both the short- and long-term. Due to the diversified sources of our deposits, while maintaining approximately 90% of our total Bank deposits in insured or collateralized accounts as of March 31, 2024, we believe we have the ability to increase our level of deposits, and have available other potential sources of funding, to address our liquidity needs for the foreseeable future.
OFF-BALANCE SHEET COMMITMENTS
At March 31, 2024, we had commitments to fund loans of $3,676.5 million, and commitments to sell loans with an aggregate outstanding principal balance of $34.7 million. The Company also has standby letters of credit commitments of $15.9 million. We have no commitments to purchase available-for-sale securities as of March 31, 2024.
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
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank to maintain minimum ratios of tier 1 capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. At March 31, 2024, our Company and Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since March 31, 2024 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Company and Bank both elected the five-year current expected credit losses (“CECL”) transition guidance for calculating regulatory capital and ratios and the March 31, 2024 and June 30, 2023 amounts reflect this election. This guidance allowed an entity to add back to regulatory capital 100% of the impact of the day-one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through June 30, 2022. In fiscal year 2024, this cumulative amount is phased out of regulatory capital at 50% and the cumulative amount will be 100% phased out of regulatory capital beginning in fiscal year 2026.

The Company’s and Bank’s estimated capital amounts, capital ratios and capital requirements under Basel III were as follows:

	Axos Financial, Inc.		Axos Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	March 31, 2024	June 30, 2023	March 31, 2024	June 30, 2023
Regulatory Capital:
Tier 1	$2,071,518	$1,796,352	$2,118,799	$1,866,705
Common equity tier 1	$2,071,518	$1,796,352	$2,118,799	$1,866,705
Total capital	$2,575,872	$2,269,237	$2,291,377	$2,007,006

Assets:
Average adjusted	$22,214,416	$20,059,002	$21,485,891	$19,284,378
Total risk-weighted	$18,065,883	$16,414,213	$16,991,929	$16,054,633

Regulatory Capital Ratios:
Tier 1 leverage (to adjusted average assets)	9.33%	8.96%	9.86%	9.68%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	11.47%	10.94%	12.47%	11.63%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	11.47%	10.94%	12.47%	11.63%	8.00%	6.00%
Total capital (to risk-weighted assets)	14.26%	13.82%	13.49%	12.50%	10.00%	8.00%
Basel III requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At March 31, 2024 and June 30, 2023, our Company and Bank were in compliance with the capital conservation buffer requirement, which sets the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums to 7.0%, 8.5% and 10.5%, respectively.
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
The net capital positions of Axos Clearing were as follows:

(Dollars in thousands)	March 31, 2024	June 30, 2023
Net capital	$102,963	$35,221
Excess Capital	$97,646	$29,905

Net capital as a percentage of aggregate debit items	38.73%	13.25%
Net capital in excess of 5% aggregate debit items	$89,671	$21,930
Axos Clearing, as a clearing broker, is subject to the SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the exclusive benefit of customers (“Customer Reserve Bank Account”) and proprietary accounts of brokers (“PAB Reserve Account”). As of March 31, 2024, Axos Clearing was in compliance with its Customer Reserve Bank Account and PAB Reserve Account deposit requirements.
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
Absent any subsequent asset and liability actions by management, in a rising interest rate environment, an institution with a positive gap would be in a better position than an institution with a negative gap to invest in higher yielding assets or to have its asset yields adjusted upward, which would cause the yield on its assets to increase at a faster pace than the cost of its interest-bearing liabilities. Similarly, absent any subsequent asset and liability actions by management, during a period of falling interest rates, however, an institution with a positive gap would tend to have its assets reprice at a faster rate than one with a negative gap, which would tend to reduce the growth in its net interest income.
Banking Business
The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at March 31, 2024 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	March 31, 2024
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$2,101,696	$—	$—	$—	$2,101,696
Available-for-sale securities[1]	174,563	3,368	13,029	16,622	207,582
Stock of the FHLB, at cost	17,250	—	—	—	17,250
Loans[2]	13,141,500	1,418,050	3,868,364	305,441	18,733,355
Loans held for sale	16,239	—	—	—	16,239
Total interest-earning assets	15,451,248	1,421,418	3,881,393	322,063	21,076,122
Non-interest earning assets	—	—	—	—	718,381
Total assets	$15,451,248	$1,421,418	$3,881,393	$322,063	$21,794,503
Interest-bearing liabilities:
Interest-bearing deposits[3]	$15,003,666	$1,350,295	$27,742	$94	$16,381,797
Advances from the FHLB	—	30,000	—	60,000	90,000
Total interest-bearing liabilities	15,003,666	1,380,295	27,742	60,094	16,471,797
Other non-interest-bearing liabilities	—	—	—	—	3,134,144
Stockholders’ equity	—	—	—	—	2,188,562
Total liabilities and equity	$15,003,666	$1,380,295	$27,742	$60,094	$21,794,503
Net interest rate sensitivity gap	$447,582	$41,123	$3,853,651	$261,969	$4,604,325
Cumulative gap	$447,582	$488,705	$4,342,356	$4,604,325	$4,604,325
Net interest rate sensitivity gap—as a % of total interest earning assets	2.12%	0.20%	18.28%	1.24%	21.85%
Cumulative gap—as % of total cumulative interest earning assets	2.12%	2.32%	20.60%	21.85%	21.85%
1 Comprised primarily of non-agency and U.S. government agency mortgage-backed securities. The table reflects contractual repricing dates.
2 Loans includes loan premiums, discounts and unearned fees. The table reflects either contractual repricing dates or maturities.
3 The table assumes that the principal balances for demand deposits and savings accounts will reprice in the first year.

The above table provides an approximation of the projected re-pricing of assets and liabilities at March 31, 2024 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are based on historical experience. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience. Actual repayments of these instruments could vary substantially if future experience differs from our historical experience.
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

The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the future 1-12 months and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity, we assume no growth in the balance sheet other than for retained earnings:

	As of March 31, 2024
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$1,089,659	10.0%	$1,146,977	5.1%
Base	$990,859	—%	$1,090,865	—%
Down 200 basis points	$898,609	(9.3)%	$1,037,490	(4.9)%
We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We analyze the market value of equity sensitivity to an immediate parallel and sustained shift in interest rates derived from the underlying interest rate curves.
The following table indicates the sensitivity of market value of equity to the interest rate movement described above:

	As of March 31, 2024
(Dollars in thousands)	Net Present Value	Percentage Change from Base	Net Present Value as a Percentage of Assets
Up 200 basis points	$2,182,446	(1.3)%	10.2%
Up 100 basis points	$2,203,747	(0.3)%	10.2%
Base	$2,211,155	—%	10.2%
Down 100 basis points	$2,204,549	(0.3)%	10.1%
Down 200 basis points	$2,184,342	(1.2)%	9.9%
The computation of the prospective effects of hypothetical interest rate changes is based on numerous assumptions, including relative levels of interest rates, asset prepayments, runoffs in deposits and changes in repricing levels of deposits to general market rates. The relative levels of interest rates used in the scenarios are based on the forward yield curve as of the balance sheet date and assumptions for asset prepayment, deposit runoff and deposit repricing utilize such relative interest rates. In addition, deposit repricing and deposit runoff assumptions are generally based on historical behaviors over prior interest rate cycles. Results of these modeled outputs should not be relied upon as indicative of actual results. Furthermore, these computations do not take into account any actions that we may undertake in response to future changes in interest rates. Those actions include, but are not limited to, making changes in loan and deposit interest rates and changes in our asset and liability mix.
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
Our Securities Business is exposed to interest rate risk as a result of maintaining inventories of interest rate sensitive financial instruments and other interest-earning assets, including customer and correspondent margin loans and securities borrowing activities. Our exposure to interest rate risk is also from our funding sources including customer and correspondent cash balances, bank borrowings and securities lending activities. Interest rates on customer and correspondent balances and securities produce a positive spread with rates generally fluctuating in parallel.
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
ITEM 4.CONTROLS AND PROCEDURES
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In addition, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II—OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
The information set forth in Note 9—“Commitments And Contingencies” to the Condensed Consolidated Financial Statements is incorporated herein by reference.
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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth our market repurchases of Axos common stock and the Axos common stock retained in connection with net settlement of restricted stock awards during the quarter ended March 31, 2024.

(Dollars in thousands, except per share data)	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases[1]
Quarter Ended March 31, 2024
January 1, 2024 to January 31, 2024	—	$—	—	$20,358
February 1, 2024 to February 29, 2024	3,501	49.52	3,501	120,185
March 1, 2024 to March 31, 2024	8,600	49.10	8,600	119,762
For the Three Months Ended March 31, 2024	12,101	$49.22	12,101	$119,762

Stock Retained in Net Settlement[2]
January 1, 2024 to January 31, 2024	114
February 1, 2024 to February 29, 2024	2,966
March 1, 2024 to March 31, 2024	81,289
For the Three Months Ended March 31, 2024	84,369
1 On April 27, 2023, the Company announced a program to repurchase up to $100 million of its common stock and on February 12, 2024, the Company announced a program to repurchase up to $100 million of its common stock. The February 12, 2024 share repurchase authorization is in addition to the existing share repurchase plan announced on April 27, 2023. Both of the share repurchase programs will continue in effect until terminated by the Board of Directors of the Company.
2 The Amended and Restated 2014 Stock Incentive Plan permits net settlement of stock issuances related to equity awards for purposes of payment of a grantee’s minimum income tax obligation. Stock Retained in Net Settlement was purchased at the vesting price of the associated restricted stock unit.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
    None.

ITEM 6.EXHIBITS

Exhibit Number	Description	Incorporated By Reference to
10.1	Form of Axos Financial, Inc. Amended and Restated 2014 Stock Incentive Plan Restricted Stock Award Unit Agreement	Filed herewith.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Definition Document	Filed herewith.

104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Axos Financial, Inc.

Dated:	April 30, 2024	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	April 30, 2024	By:	/s/ Derrick K. Walsh
Derrick K. Walsh Executive Vice President and Chief Financial Officer (Principal Financial Officer)