Form 10-K
period 2024-06-30
Axos Financial, Inc.
filed 2024-08-22
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sales price of the common stock on the New York Stock Exchange of $54.60 on December 29, 2023 was $1,982,756,903.
The number of shares of the registrant’s common stock outstanding as of August 9, 2024 was 56,894,891.
__________________________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III.

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
◦The political environment and governmental fiscal and monetary policies;
◦Changes in regulation, regulatory capital requirements or regulatory oversight, accounting rules, and laws, including tax laws;
◦Failure to comply with applicable consumer protection laws or regulations, or to satisfy regulators’ supervisory expectations, including those of the Consumer Financial Protection Bureau, the Community Reinvestment Act and fair lending laws and regulations;
◦Changes in the substance or interpretation of federal and state tax laws;
◦Regulatory scrutiny of our broker-dealer business and investment advisory business;
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
◦Higher Federal Deposit Insurance Corporation (“FDIC”) assessments could negatively impact profitability;
◦Securities risks related to our broker-dealer business and investment advisory business;
◦Our ability to access the equity capital markets;
◦Access to adequate funding;
◦Our credit ratings;
◦Our ability to manage our growth and deploy assets profitably;
◦Entry into new lines of business or the purchase or introduction of new assets or products and services;

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
◦Fraud risks;
◦Risk of systems failure and disruptions to operations;
◦Information security incidents;
◦Our reliance on technology innovation;
◦Development and use of artificial intelligence (“AI”);
◦The market price of our common stock may be volatile;
◦Our charter documents and state law may delay or prevent a change of control or changes in our management;
◦Changes to our size and structure;
◦Our ability to acquire and integrate acquired companies;
◦The outcome or impact of current or future litigation involving the Company; and
◦Failure or circumvention of our controls and procedures.

PART I

ITEM 1. BUSINESS
Overview
Our Company is a technology-driven, diversified financial services company with approximately $22.9 billion in assets and approximately $35.7 billion of assets under custody and/or administration at Axos Clearing LLC (“Axos Clearing”). Our client-centric, technology platforms provide secure and scalable banking, clearing and custody, and investment advisory solutions to retail and business customers. Axos Bank (the “Bank”) provides consumer and commercial banking products through its digital online and mobile banking platforms, low-cost distribution channels and affinity partners. Our Bank offers deposit and lending products to customers nationwide including consumer and business checking, savings and time deposit accounts and single family and multifamily residential mortgages, commercial real estate mortgages and loans, fund and lender finance loans, asset-based loans, auto loans, retail and floor plan marine loans and other consumer loans. Our Bank generates non-interest income from consumer and business products, including fees from loans originated for sale, deposit account service fees, prepayment fees, loan servicing fees, as well as technology and payment transaction processing fees. We offer securities products and services to independent registered investment advisors (“RIAs”) and introducing broker dealers (“IBDs”) through Axos Clearing and Axos Advisor Services (“AAS”) and direct-to-consumer securities trading and digital investment management products through Axos Invest, Inc. (“Axos Invest”). AAS and Axos Clearing generate interest and asset- and transaction-based fee income by providing comprehensive securities custody services to RIAs and clearing, stock lending, and margin lending services to IBDs respectively. Axos Invest generates fee income from self-directed securities trading and digital wealth management services. Our common stock is listed on the New York Stock Exchange under the ticker symbol “AX” and is a component of the Russell 2000® Index, the KBW Nasdaq Financial Technology Index, the S&P SmallCap 600® Index, the KBW Nasdaq Financial Technology Index, and the Travillian Tech-Forward Bank Index.
Segment Information
We conduct business primarily two operating segments: the Banking Business Segment and the Securities Business Segment. For additional information on our business segments, see Note 22—“Segment Reporting” in the Consolidated Financial Statements.
BANKING BUSINESS SEGMENT
We distribute our loan products through our retail, correspondent and wholesale channels. The loans we retain primarily include first mortgages secured by single family real property, multifamily real property and commercial real property, commercial & industrial loans to businesses, automobile loans and certain other consumer loans. We also invest in debt securities to manage liquidity and interest rate risk. Because risk-adjusted returns available on acquired assets may exceed returns available through retaining assets from our origination channels, we have elected to purchase loans and securities from time to time, and may continue to do so in the future. Our deposit products are sourced from a wide range of retail and commercial distribution channels, and our deposits consist of demand, savings and time deposits.
Loan Portfolio
Single Family - Mortgage & Warehouse
Our Single Family - Mortgage & Warehouse loans are primarily secured by first and second liens on 1-4 unit residential properties. Loans include fixed- and adjustable-rate single family residential mortgages and home equity lines of credit. We source Single Family Mortgage loans through mortgage brokers, mortgage bankers, financial institutions and direct to consumer.
Our adjustable rate loans have initial fixed-rate periods, generally five, seven, or ten years, before starting a variable rate period, and may also have interest rate floors, ceilings and rate change caps.
We also warehouse certain loans for independent mortgage bankers to sell to investors and government agencies.

Multifamily and Commercial Mortgage
Our Multifamily and Commercial Mortgage loans are primarily secured by multifamily real estate or commercial real estate. Loans often include initial fixed rate periods of either three, five, or seven years before starting a variable rate period, which is based on the Secured Overnight Financing Rate (“SOFR”) or other interest rate indices. Multifamily and Commercial Mortgage loans generally include prepayment protection clauses, interest floors and rate change caps. We source Multifamily and Commercial Mortgage loans through targeted direct-to-borrower original channels and we may sell certain loans to investors.
Commercial Real Estate
Our Commercial Real Estate (“CRE”) loans are secured by real estate properties in a variety of structures. CRE loans include our CRE Specialty Loans, Real Estate Lender Finance loans, as well as other CRE loans that may be collateralized directly by real estate or indirectly by loans secured by real estate. We source our CRE loans through direct to borrower origination, brokers, and third-party lenders.
Our commercial real estate loans generally have a variable rate, based on SOFR, the American Interbank Offered Rate (“Ameribor”) or other interest rate indices, as well as prepayment protection clauses, interest rate floors and rate change caps.
Commercial & Industrial - Non-Real Estate (“Non-RE”)
Our Commercial & Industrial – Non-RE loans are typically secured by commercial assets, including, but not limited to, receivables, inventory, equipment and uniform commercial code (“UCC”) all asset filings. Product types include lender finance, asset-based loans, leveraged cash flow loans, insurance premium finance, fund finance, equipment leases, and general commercial and industrial loans. We source Commercial & Industrial – Non-RE loans through direct-to-borrower origination and through third-party sales referrals.
Our Commercial & Industrial – Non-RE loans generally have a variable rate based on SOFR or other interest rate indices, as well as prepayment protection clauses, interest rate floors and rate change caps. Our equipment leases typically have fixed rates. For certain commercial non-real estate loan products, we typically reduce risk exposure in these loans by entering into a structured facility, under which we take a senior lien position collateralized by the underlying assets at advance rates well below the collateral value. Leveraged cash flow loans rely on free cash flow as a primary repayment source and enterprise value as the secondary repayment source. The liquidation of collateral in the event of a borrower default may be an insufficient source of repayment because accounts or loans receivable may be uncollectible and inventories and equipment may be obsolete or of limited use. We attempt to mitigate these risks through the structuring of these lending products, adhering to underwriting policies in evaluating the management of the business and the credit-worthiness of borrowers and guarantors.
Auto & Consumer
Our Auto loans are secured by new and used automobiles (“autos”). Loans to subprime borrowers are insured via a default risk mitigation product in which we recoup a large percentage of the deficiency balance on charged off loans. We source auto loans through direct and indirect channels and retain and service all of the auto loans that we originate. Auto loans carry a fixed interest rate for periods ranging from three to eight years.
Our Consumer loans are fixed rate, unsecured loans to well-qualified, individual borrowers sourced through existing bank customers, lead aggregators and other marketing efforts.
Loan Underwriting Process and Criteria
Our loan underwriting policies and procedures are written and adopted by our Bank’s Board of Directors and our Bank’s Credit Committee. Credit extensions by the Bank conform to the intent and technical requirements of our lending policies and the applicable lending regulations of our federal regulators.
In the single family loan underwriting process, we consider all relevant factors including the borrower’s credit score, credit history, documented income, existing and new debt obligations, the value of the collateral, and other internal and external factors. For all multifamily and commercial real estate loans, we rely primarily on the cash flow from the underlying property as the expected source of repayment. Additionally, the Bank often obtains personal guarantees from all material owners or partners of the borrower. In evaluating multifamily or commercial real estate credit, we consider all relevant factors, including the outside financial assets of the material owners or partners, payment history at the Bank or other financial institutions, and the experience of management and/or ownership with similar properties or businesses. In evaluating the underlying property, we consider the recurring net operating income of the property before debt service and depreciation, the ratio of net operating income to debt service and the ratio of the loan amount to the appraised value. For construction loans, we consider borrower experience and may obtain project completion guarantees from our borrowers and require borrowers to fund costs that exceed the initial construction budgets. As part of the underwriting of construction loans, we consider market conditions and perform stress testing to help ensure payoff via refinance or sale will cover any loan proceeds advanced. In underwriting commercial & industrial – non-real estate loans, we primarily consider the borrowers’ operating cash flows and the value of underlying collateral. Additionally, in our commercial real estate and commercial & industrial – non-real estate loans we typically take a senior lien position in a structured facility collateralized by the underlying assets.
For additional information on the Company’s loan portfolio, including asset quality and the allowance for credit losses, see Management’s Discussion and Analysis — “Financial Condition.”
Available-for-Sale Securities Portfolio
We buy and sell securities to facilitate liquidity and to manage our interest rate risk. Our investment policy, as established by our Board of Directors, is designed to maintain liquidity and generate a favorable return on investment without incurring undue interest rate risk, credit risk or asset concentration risk. Under our investment policy, the Bank is authorized to invest in agency mortgage-backed obligations issued or fully guaranteed by the United States government, non-agency asset-backed obligations, specific federal agency obligations, municipal obligations, specific time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, investment grade corporate debt securities and other specified investments.
We manage the credit risk of our non-agency securities by assessing historic credit performance and any remaining credit enhancements including subordination, over collateralization, excess spread and purchase discounts. Substantially all of our non-agency securities are senior tranches protected from credit losses by subordinated tranches. For additional information on our available-for-sale securities portfolio, refer to Management’s Discussion and Analysis—“Critical Accounting Policies—Securities” and Note 3—“Fair Value” and Note 4—“Available-For-Sale Securities” in the Consolidated Financial Statements.
Deposits
We generate deposits through a variety of channels, including advertisements, sales teams, software company affiliates, financial advisory firms, affinity partnerships and our lending businesses. Our deposit lines of business include:
•Commercial deposits, which primarily include deposits sourced from a targeted set of industry verticals:
◦Commercial Banking Verticals, which include other middle market industries along with deposit relationships from commercial real estate and commercial & industrial clients
◦Specialty Deposit Verticals, which include title, escrow, home owner association (“HOA”) and property management, 1031 exchange, trust & estates and payment processors; and
◦Software Verticals, which include:
▪Axos Fiduciary Services: A full-service fiduciary team catered specifically to support bankruptcy and non-bankruptcy trustees and fiduciaries with their software and banking needs, and
▪Zenith Information Systems, Inc.: A business management and entertainment accounting and payroll software offering supported by a dedicated service team.
•Consumer deposits, which primarily include retail and small business deposits as well as sweep deposits from financial advisory and clearing firms, including Axos Clearing and its business division, AAS.
We believe our deposit franchise will continue to provide lower all-in funding costs (interest expense plus operating costs) with greater scalability than branch-intensive banking models because the traditional branch model operates with inherently higher fixed operating costs.
SECURITIES BUSINESS SEGMENT
The Securities Business Segment provides a wide range of investment and wealth management services to individual and institutional clients, primarily through Axos Clearing and its business division, AAS. At June 30, 2024, we provided services to 304 financial organizations, including correspondent broker-dealers and registered investment advisors.
Axos Clearing offers fully disclosed clearing services to Financial Industry Regulatory Authority (“FINRA”) and SEC registered member firms for trade execution and clearance in addition to back-office services such as recordkeeping, trade reporting, and reorganization assistance. Axos Clearing also provides margin loans, which are collateralized by securities, cash, or other acceptable collateral, and conducts securities lending activities, including borrowing and lending securities with other broker-dealers.
AAS provides RIAs who custody client accounts at Axos with a proprietary turnkey technology platform with up-to-date client account information as well as trading capabilities. This technology platform provides account servicing capabilities for RIAs, including account opening, money movement, transfer of assets, trading, checking status and communicating with our service team. AAS also provides integrations with third-party platforms, which support a variety of advisor needs including client relationship management, portfolio management, trade order management and financial planning.
Also included in the Securities Business Segment is Axos Invest, which provides retail self-directed and digital advice services.
The Securities Business Segment generates both fee and interest income and is also a source of low-cost deposits for the Banking Business Segment.
BORROWINGS
For additional information on the Company’s borrowings, see “Liquidity and Capital Resources” in Part II, Item 7.
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
HUMAN CAPITAL
At June 30, 2024, we had 1,781 full-time employees, which does not include seasonal internship employees. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be satisfactory. We offer market-based, competitive wages and benefits in the market where we compete for talent.
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

COMPETITION
The market for banking and financial services is intensely competitive, and we expect competition to continue to intensify in the future. The Banking Business Segment attracts deposits through its banking sales force and online acquisition channels. Competition for those deposits comes from a wide variety of other banks, savings institutions, and credit unions. Money market funds, full-service securities brokerage firms and financial technology companies also compete for these funds. The Banking Business Segment competes for these deposits by offering superior service and a variety of deposit accounts at competitive rates. In real estate lending, we compete against traditional real estate lenders, including large and small savings banks, commercial banks, mortgage bankers and mortgage brokers.
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
SUPERVISION AND REGULATION
GENERAL
We are subject to comprehensive regulation under state and federal laws. This regulation is intended primarily for the protection of our customers, the deposit insurance fund (“DIF”) and the U.S. financial system and not for the benefit of our security holders.
Axos Financial, Inc. is supervised and regulated as a savings and loan holding company that has elected to be treated as a financial holding company by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank, a federal savings association, has elected to operate as a covered savings association, which became effective in August 2024, and is subject to regulation, examination and supervision by the OCC as its primary regulator, and the FDIC as its deposit insurer. The Bank must file reports with the OCC and the FDIC and Axos Financial, Inc. with the Federal Reserve, concerning their activities and financial condition. In addition, the Bank is subject to the regulation, examination and supervision by the Consumer Financial Protection Bureau (“CFPB”) with respect to a broad array of federal consumer laws. As a covered savings association, the Bank is required to become a member of the Federal Reserve System and subscribe to the capital stock of the Federal Reserve Bank of San Francisco (the “FRBSF”). Our subsidiaries, Axos Clearing LLC and Axos Invest LLC, are broker-dealers and are registered with and subject to regulation by the SEC and FINRA. In addition, Axos Invest, Inc., an investment adviser, is registered with the SEC. Axos Invest, Inc. is subject to the requirements of the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and the Investment Company Act of 1940, as amended, and is subject to examination by the SEC.
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
Financial holding companies are generally permitted to affiliate with securities firms and insurance companies and engage in other activities that are “financial in nature.” Such activities include, among other things, securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking. If the Bank ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve may, among other things, place limitations on our ability to conduct these broader financial activities. In addition, if the Bank receives a rating of less than satisfactory under the Community Reinvestment Act, we would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. If a financial holding company fails to continue to meet any of the prerequisites for financial holding company status, including those described above, the Federal Reserve may order the company to divest its subsidiary banks or discontinue or divest investments in companies engaged in activities permissible only for a bank holding company that has elected to be treated as a financial holding company. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve.
REGULATION OF FINANCIAL HOLDING COMPANY
General. Axos Financial is required to file reports with, comply with the rules and regulations of, and is subject to examination by the Federal Reserve. In addition, the Federal Reserve has enforcement authority over Axos Financial and its subsidiaries.
Capital. Our Company and the Bank are subject to the risk-based regulatory capital framework and guidelines established by the Federal Reserve and the OCC. In 2013, the Federal Reserve and the OCC published final rules (the “Regulatory Capital Rules”) establishing a comprehensive capital framework for U.S. banking organizations. The Regulatory Capital Rules are intended to measure capital adequacy with regard to a banking organization’s balance sheet, including off-balance sheet exposures such as unused portions of loan commitments, letters of credit, and recourse arrangements.
The Regulatory Capital Rules implement the Basel Committee’s December 2010 capital framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The failure of the Company or the Bank to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by federal banking regulators that could have a material effect on the Company, explained in more detail below under “Regulation of Axos Bank”.
The Regulatory Capital Rules require the Company and the Bank to maintain a minimum “common equity Tier 1” (“CET1”) ratio, a Tier 1 risk-based capital ratio, a total risk-based capital ratio, and a minimum leverage ratio (calculated as Tier 1 capital to average consolidated assets). A capital conservation buffer of 2.5% above each of these regulatory minimum levels is required for banking institutions to avoid restrictions on their ability to make capital distributions, including the payment of dividends.
The Regulatory Capital Rules provide for a number of deductions from and adjustments to CET1. In addition, trust preferred securities have been phased out of tier 1 capital for banking organizations that had $15.0 billion or more in total consolidated assets as of December 31, 2009 unless the banking organization grows above $15.0 billion in assets as a result of an acquisition. The Company’s trust preferred securities currently are grandfathered under this provision. In addition, the Company and the Bank elected the current expected credit losses (“CECL”) five-year transition guidance for calculating regulatory capital ratios on July 1, 2020 and the June 30, 2024 ratios include this election. This guidance allows an entity to add back to capital 100% of the capital impact from the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through June 30, 2022. This cumulative amount is being phased out of regulatory capital over the three years beginning July 1, 2022.
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
As of June 30, 2024, the capital ratios of both the Company and the Bank exceeded the minimums necessary to be considered “well-capitalized” under the capital adequacy requirements. For additional information, please see Note 19— “Regulatory Capital Requirements” in the Consolidated Financial Statements.
Source of Strength. The Dodd-Frank Act extends the Federal Reserve’s “source of strength” doctrine to savings and loan holding companies. Such policy requires holding companies to act as a source of financial strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of an institution’s financial distress. The regulatory agencies have yet to issue joint regulations implementing this policy.
Change in Control. The federal banking laws require that appropriate regulatory approvals must be obtained before an individual or company may take actions to “control” a bank or savings association.

Volcker Rule. Under certain provisions of the Dodd-Frank Act known as the Volcker Rule, FDIC-insured depository institutions, their holding companies, subsidiaries and affiliates, are generally prohibited from proprietary trading of securities and other financial instruments and from acquiring or retaining an ownership interest in private equity and hedge funds and certain other entities. The prohibitions under the Volcker Rule are subject to a number of statutory exemptions, restrictions, and definitions.
Potential Regulatory Enforcement Actions. If the Federal Reserve or the OCC determines that a savings and loan holding company’s or federal savings bank’s financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of its operations are unsatisfactory or that its management has violated any law or regulation, the agency has the authority to take a number of different remedial actions as it deems appropriate under the circumstances. These actions include, among other things, the power to enjoin any “unsafe or unsound” banking practices; to require that affirmative action be taken to correct any conditions resulting from any violation of law or unsafe or unsound practice; to issue an administrative order that can be judicially enforced; to require that it increase its capital; to restrict its growth; assess civil monetary penalties against it or its officers or directors; and to remove any of its officers and directors.
REGULATION OF AXOS BANK
General. As a covered savings association, the Bank maintains its charter as a federal savings bank, but is treated as a national bank, except for certain enumerated purposes. As such, Axos has the power to engage in the same activities as a national bank, subject to the same authorization, terms, and conditions as a national bank. Furthermore, covered savings associations generally are afforded the same rights and privileges as national banks under the National Bank Act and other applicable federal laws and regulations. As a covered savings association, the Bank is not required to comply with the lending limits established by the HOLA that are applicable to federal savings associations. Axos Bank is subject to extensive regulation and examination by the OCC, FDIC and the CFPB with respect to federal consumer financial laws. The following discussion summarizes some of the principal areas of regulation applicable to the Bank and its operations.
Insurance of Deposit Accounts. The FDIC administers the DIF which insures depositors in certain types of accounts up to a prescribed amount for the loss of any such depositor’s respective deposits due to the failure of an FDIC member depository institution. As the administrator of the DIF, the FDIC assesses its member depository institutions and determines the appropriate DIF premiums to be paid by each such institution. The FDIC is authorized to examine its member institutions and to require that they file periodic reports of their condition and operations. The FDIC may also prohibit any member institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF. The FDIC has the authority to initiate enforcement actions against savings associations, after giving the primary federal regulator the opportunity to take such action. The FDIC may terminate an institution’s access to the DIF if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition. We do not know of any practice, condition or violation that might lead to termination of our access to the DIF.
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
If the OCC determines that an institution is in an unsafe or unsound condition, or if the institution is deemed to be engaging in an unsafe and unsound practice, the OCC may reclassify the institution’s capital category or subject the institution to certain restrictions. Further, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized, so long as the FDIC provides reasonable prior notice to the institution’s primary regulator.
Capital regulations applicable to the Bank require the Bank to meet an additional capital standard of tangible capital equal to at least 1.5% of total average adjusted assets.
The Bank’s capital requirements are viewed as minimum standards and most financial institutions are expected to maintain capital levels well above the minimum. In addition, OCC regulations provide that minimum capital levels greater than those provided in the regulations may be established by the OCC for individual savings associations upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances. Axos Bank is not subject to any such individual minimum regulatory capital requirement and the Bank’s regulatory capital exceeded all minimum regulatory capital requirements as of June 30, 2024. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Liquidity and Capital Resources.”
Stress Testing. The Economic Growth, Regulatory Relief, and Consumer Protection Act set the asset threshold for enhanced prudential standards and stress testing at $100 billion of total consolidated assets. Based on asset levels at June 30, 2023, neither the Company nor the Bank are subject to enhanced stress test regulations. The federal banking agencies have indicated that the capital planning and risk management practices of financial institutions with total assets less than $100 billion will continue to be reviewed through the regular supervisory process. We plan to continue monitoring our capital consistent with the safety and soundness expectations of the Federal Reserve and will continue to use customized stress testing as part of our capital planning process.
Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to, among other things: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits. The guidelines set forth safety and soundness standards that the federal banking regulatory agencies use to identify and address problems at FDIC member institutions before capital becomes impaired. If the OCC determines that the Bank fails to meet any standard prescribed by these guidelines, the OCC may require us to submit to it an acceptable plan to achieve compliance with the required standards. OCC regulations establish deadlines for the submission and review of such safety and soundness compliance plans in response to any such determination.
Loans-to-One-Borrower Limitations. Savings associations generally are subject to certain lending limits. With limited exceptions, the maximum amount that a savings association may lend to any borrower, including related entities of the borrower, at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral.
Qualified Thrift Lender Test. As a covered savings association, the Bank is no longer required to satisfy the qualified thrift lender, or “QTL” test. This test may be met either by maintaining a specified level of portfolio assets in qualified thrift investments as specified by the HOLA, or by meeting the definition of a “domestic building and loan association,” (“DBLA”) under the Internal Revenue Code of 1986, as amended, (the “Code”). Qualified thrift investments are primarily residential mortgage loans and related investments, including mortgage related securities. Portfolio assets generally mean total assets less specified liquid assets, goodwill and other intangible assets and the value of property used in the conduct of the Bank’s business. The required percentage of qualified thrift investments under the HOLA is 65% of “portfolio assets” (defined as total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) and under the DBLA is at least 60% of the amount of total assets. An association must be in compliance with the HOLA test on a monthly basis at least nine out of every 12 months or meet the definition of a DBLA at the savings association’s fiscal year end or on an average basis. Savings associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. At June 30, 2024, the Bank was in compliance with its QTL requirement and met the definition of a DBLA.
Liquidity Standard. Savings associations are required to maintain sufficient liquidity to ensure safe and sound operations. As of June 30, 2024, Axos Bank was in compliance with the applicable liquidity standard. For additional information on the Company’s liquidity, see “Liquidity and Capital Resources” in Part II, Item 7.
Transactions with Related Parties. The authority of the Bank to engage in transactions with “affiliates” (i.e., any company that controls or is under common control with it, including the Company and any non-depository institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of a savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low-quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies, and no savings institution may purchase the securities of any affiliate other than a subsidiary.
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
Community Reinvestment Act and the Fair Lending Laws. Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OCC to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities and the denial of applications for certain expansionary activities. In addition, an institution’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OCC, other federal regulatory agencies or the Department of Justice, taking enforcement actions against the institution. In the most recent Community Reinvestment Act Report, issued in April 2023, the Bank received a ‘Satisfactory’ rating covering calendar years 2019, 2020, and 2021.
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
Consumer Laws and Regulations. The Dodd-Frank Act established the CFPB with broad rule-making, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB is an independent “watchdog” within the Federal Reserve System with authority to enforce and create (i) rules, orders and guidelines of the CFPB, (ii) all consumer financial protection functions, powers and duties transferred from other federal agencies, such as the Federal Reserve, the OCC, the FDIC, the Federal Trade Commission, and the Department of Housing and Urban Development, and (iii) a long list of consumer financial protection laws enumerated in the Dodd-Frank Act, such as the Electronic Fund Transfer Act, the Consumer Leasing Act of 1976, the Alternative Mortgage Transaction Parity Act of 1982, the Equal Credit Opportunity Act, the Expedited Funds Availability Act, the Truth in Lending Act and the Truth in Savings Act, among many others. The CFPB has broad examination and enforcement authority, including the power to issue subpoenas and cease and desist orders, commence civil actions, hold investigations and hearings and seek civil penalties, as well as the authority to regulate disclosures, mandate registration of any covered person and to regulate what it considers unfair, deceptive, and/or abusive practices.
Depository institutions with more than $10 billion in assets and their affiliates are subject to direct supervision by the CFPB, including any applicable examination, enforcement and reporting requirements the CFPB may establish. As of June 30, 2024, the Bank had $22.1 billion in total assets, placing the Bank under the direct supervision and oversight of the CFPB. The laws and regulations of the CFPB and other consumer protection laws and regulations to which the Bank is subject mandate certain disclosure requirements and regulate the manner in which we must deal with customers when taking deposits from, making loans to, or engaging in other types of transactions with, our customers.

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
In addition to the GLBA, we are subject to various other federal and state laws, regulations and regulatory interpretations which impose standards and requirements related to cybersecurity. For additional information on our cybersecurity risk management, strategy and governance, see Part I, Item 1C “Cybersecurity.”
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
New laws or changes to existing laws, including privacy-related enforcement activity, increase our operating and compliance costs (including technology costs) and could reduce income from certain business initiatives or restrict our ability to provide certain products and services. Our failure, or perceived failure, to comply with privacy policies, or applicable, data protection and information security laws, regulations, rules, standards or contractual obligations, could result in significant regulatory or governmental investigations or actions, litigation, fines, sanctions, and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.
Bank Secrecy Act and Anti-Money Laundering. The Bank, its affiliated broker-dealers and in certain cases Axos Financial, Inc., are subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act. The Bank Secrecy Act requires all financial institutions to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The Bank Secrecy Act includes various record keeping and reporting requirements such as cash transaction and suspicious activity reporting as well as due diligence requirements. The USA PATRIOT Act gives the federal government broad powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious legal and reputational consequences for the institution.
Office of Foreign Assets Control Regulation and Anti-Corruption. The Bank and its affiliated broker-dealers are also required to comply with the U.S. Treasury’s Office of Foreign Assets Control imposed economic sanctions that affect transactions with designated foreign countries, nationals, individuals, entities and others. These are typically known as the “OFAC rules,” based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with, or investment in, a sanctioned country, including prohibitions against direct or indirect imports from, and exports to, a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from OFAC. We are also subject to the U.S. Foreign Corrupt Practices Act and other laws and regulations worldwide regarding corrupt and illegal payments, or providing anything of value, for the benefit of government officials and others. Failure to comply with these sanctions and the U.S. Foreign Corrupt Practices Act, or similar laws and regulations, could have serious legal and reputational consequences.
REGULATION OF THE SECURITIES BUSINESS SEGMENT
Our correspondent clearing and custodial firm Axos Clearing, and introducing broker Axos Invest LLC, are broker-dealers registered with the SEC, members of FINRA and licensed with all U.S. States, the District of Columbia and Puerto Rico, and various other self-regulatory organizations. Axos Clearing also uses various clearing organizations, including the Depository Trust Company, the National Securities Clearing Corporation, Euroclear and the Options Clearing Corporation.

Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally FINRA, the Municipal Securities Rulemaking Board or national securities exchanges. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) for governing their members and the industry. Broker-dealers are also subject to federal regulation and the securities laws of each state where they conduct business. Our broker-dealers are primarily subject to regulation, supervision and regular examination by FINRA.
Broker-dealers are subject to extensive laws, rules and regulations covering all aspects of the Securities Business Segment, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of clients’ funds and securities, capital adequacy, record keeping and reporting, the conduct of directors, officers, and employees, qualification and licensing of supervisory and sales personnel, marketing practices, supervisory and organizational procedures intended to ensure compliance with securities laws and to prevent improper trading on material nonpublic information, limitations on extensions of credit in securities transactions, clearance and settlement procedures, and rules designed to promote high standards of commercial honor and just and equitable principles of trade. Broker-dealers are regulated by state securities administrators in those jurisdictions where they do business. Regulators may conduct periodic examinations and review reports of our operations, controls, supervision, performance, and financial condition. Our broker-dealers’ margin lending is regulated by the Federal Reserve Board’s restrictions on lending in connection with client purchases and short sales of securities, and FINRA rules require our broker-dealers to impose maintenance requirements based on the value of securities contained in margin accounts. The rules of the Municipal Securities Rulemaking Board, which are enforced by the SEC and FINRA, apply to the municipal securities activities of Axos Clearing and Axos Invest LLC.
Violations of laws, rules and regulations governing a broker-dealer’s actions could result in censure, penalties and fines, the issuance of cease-and-desist orders, the restriction, suspension, or expulsion from the securities industry of such broker-dealer, its registered representatives, officers or employees, or other similar adverse consequences.
The investment advisory services provided by Axos Invest, Inc are regulated and subject to examination by the SEC. In addition, the Advisers Act imposes numerous obligations on our investment advisory business, including fiduciary duties, possible conflicts of interest, unsuitable investment recommendations, disclosure obligations, recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. Our failure to comply with the Advisers Act and associated rules and regulations of the SEC could subject us to enforcement proceedings and sanctions for violations, including censure or termination of SEC registration, litigation and reputational harm. In addition, our investment advisory business is subject to notice filings and the anti-fraud rules of state securities regulators.
Significant new rules and regulations continue to arise from the SEC and the Dodd-Frank Act, including the implementation of a more stringent fiduciary standard for broker-dealers and increased regulation of investment advisers. Compliance with these provisions could result in increased costs. Moreover, to the extent the Dodd-Frank Act affects the operations, financial condition, liquidity, and capital requirements of financial institutions with whom we do business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us.
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
Net Capital Requirements. The SEC, FINRA and various other regulatory authorities have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Rule 15c3-1 of the Exchange Act (the “Net Capital Rule”) requires that a broker-dealer maintain minimum net capital. Generally, a broker-dealer’s net capital is net worth plus qualified subordinated debt less deductions for non-allowable (or non-liquid) assets and other adjustments and operational charges. As of June 30, 2024, our broker-dealers were in compliance with applicable net capital requirements.
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
Compliance with the net capital requirements may limit our operations, requiring the intensive use of capital. Such rules require that a certain percentage of a broker-dealer’s assets be maintained in relatively liquid form and therefore act to restrict our ability to withdraw capital from our broker-dealer entities, which in turn may limit our ability to pay dividends, repay debt or redeem or purchase shares of our outstanding common stock. Any change in such rules or the imposition of new rules affecting the scope, coverage, calculation or amount of capital requirements, or a significant operating loss or any unusually large charge against capital, could adversely affect our ability to pay dividends, repay debt, meet our debt covenant requirements or to expand or maintain our operations. In addition, such rules may require us to make substantial capital contributions into one or more of our broker-dealers in order for such subsidiaries to comply with such rules, either in the form of cash or subordinated loans made in accordance with the requirements of all applicable net capital rules.
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
Our results of operations depend to a great extent on our net interest income, which is the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. We are exposed to interest rate risk because our interest-earning assets and interest-bearing liabilities do not react uniformly or concurrently to changes in interest rates, as they may have different time periods for adjustment and can be tied to different measures of rates. Interest rates are sensitive to factors that are beyond our control, including domestic and international economic conditions, including inflation, and the policies of various governmental and regulatory agencies, including the Federal Reserve. The monetary policies of the Federal Reserve, implemented through open market operations, the federal funds rate (“Fed Funds Rate”) targets, and the discount rate for banking borrowings and reserve requirements, affect prevailing interest rates. A material change in any of these policies could have a material impact on us or our customers (including borrowers), and therefore on our results of operations. Beginning early in 2022 and continuing in 2023, in response to growing indications of inflation, the Federal Reserve increased interest rates rapidly and the Fed Funds Rate currently sits at a 23-year high.
Loan originations and repayment rates tend to increase with declining interest rates and decrease with rising interest rates. Increases in interest rates can negatively impact our business, including a possible reduction in customers’ or potential customers’ desire to borrow money or adversely affecting customers’ ability to repay on outstanding loans by increasing their debt obligations. On the deposit side, increasing interest rates generally lead to higher rates paid for our deposit accounts. While we manage the sensitivity of our assets and liabilities, large, unanticipated, or rapid increases in market interest rates may have an adverse impact on our net interest income and could decrease our mortgage refinancing business and related fee income, and could cause an increase in delinquencies and non-performing loans and leases in our adjustable-rate loans. In addition, interest rate volatility can affect the value of our loans and leases, investments and other interest-rate sensitive assets and our ability to realize gains on the sale or resolution of these assets, which in turn may affect our liquidity. There can be no assurance that we will be able to successfully manage our interest rate risk.
A significant or sustained economic downturn could result in increases in our level of non-performing loans and leases and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.
Our business and results of operations are affected by the financial markets and general economic conditions, including factors such as the level and volatility of interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income and consumer spending. We operate in an uncertain economic environment due to a variety of other reasons including, but not limited to, trade policies and tariffs, geopolitical tensions, including escalating military conflicts and tensions in Europe as a result of Russia’s invasion of Ukraine and the ongoing conflict in the Middle East, and volatile energy prices. The risks associated with our business become more acute in periods of a slowing economy or slow growth. Furthermore, given our high concentration of loans secured by real estate in California and New York, the Company remains particularly susceptible to a downturn in those states’ economies. These negative events may cause us to incur losses and may adversely affect our capital, financial condition and results of operations.
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
•a decrease in deposit balances, including low-cost and non-interest-bearing deposits, and changes in our interest rate mix toward higher-cost deposits;
•an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us, which could lead to higher levels of nonperforming assets, net charge-offs, and provisions for credit losses;
•a decrease in the value of loans and other assets secured by collateral such as consumer or commercial real estate;
•a decrease in net interest income from our lending and deposit gathering activities;
•an impairment of certain intangible assets such as goodwill;
•an increase in competition resulting from increasing consolidation within the financial services industry; and

•an increase in borrowing costs in excess of changes in the rate at which we reinvest funds.
Inflation has negatively impacted, and may continue to negatively impact our business and our profitability.
Prolonged periods of inflation have impacted, and may continue to impact our profitability by negatively impacting our non-interest expenses, including increasing expense related to talent acquisition and retention. Additionally, inflation has led to and may continue to lead to a decrease in consumer and clients purchasing power and negatively affect the need or demand for our products and services. If significant inflation continues, our business could be negatively affected by, among other things, increased default rates leading to credit losses which could decrease our willingness to offer new credit extensions. These inflationary pressures could adversely affect our results of operations or financial condition.
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
Further, in our fund finance commercial lending business, clients have capital call lines of credit, the repayment of which is dependent on the payment of capital calls or management fees by the limited partner investors in the funds managed by these firms. These third parties may not be able to meet their financial obligations to our clients or to us, which ultimately could have an adverse impact on us.
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
Our business and operating results could be adversely affected by the political environment and governmental fiscal and monetary policies.
An unpredictable or volatile political environment in the United States, including any social unrest and uncertainty as a result of the 2024 U.S. presidential election, could negatively impact business and market conditions, economic growth, financial stability, and business, consumer, investor, and regulatory sentiments, any one or more of which in turn could cause our business and financial results to suffer. It is difficult to predict the legislative and regulatory changes that may result due to the upcoming presidential election. A new administration, or a change in the make-up of either the Senate and/or House of Representatives may cause broader economic changes due to changes in governing ideology and governing style. New appointments to the Board of Governors of the Federal Reserve could affect monetary policy and interest rates, and changes in fiscal policy could affect broader patterns of trade and economic growth. Future legislation, regulation, and government policy could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. In addition, our results of operations could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.
Our business and financial results are significantly affected by the fiscal and monetary policies of the federal government of the United States and its agencies. We are particularly affected by the monetary policies of the Federal Reserve, including the regulation of the supply of money and credit in the United States. The Federal Reserve and its policies influence the availability and demand for loans and deposits, the rates and other terms for loans and deposits, the conditions in equity, fixed-income, currency, and other markets, and the value of securities and other financial instruments. Both the timing and the nature of any changes in monetary or fiscal policies, as well as their consequences for the economy and the markets in which we operate, are beyond our control and difficult to predict but could adversely affect our business and operating results.
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
The laws, rules, regulations and supervisory policies governing our business are intended primarily for the protection of our depositors, our customers, the financial system and the FDIC insurance fund, not our stockholders or other creditors and are subject to regular modification and change. New or amended laws, rules, regulations and policies, including potential changes under consideration in response to bank failures, and the upcoming U.S. presidential election, could impact our operations, increase our capital requirements or substantially restrict our growth and adversely affect our ability to operate profitably by making compliance more difficult or expensive, restrict our ability to originate or sell loans, or impact the amount of interest or other charges or fees earned on loans or other products. In addition, further regulation, including in response to bank failures, could increase the assessment rate we are required to pay to the FDIC, adversely affecting our earnings. It is difficult to predict future changes in regulation or the competitive impact that any such changes would have on our business. Any new laws, rules and regulations could make compliance more difficult, expensive, costly to implement or may otherwise adversely affect our business, financial condition or growth prospects. Other changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways including subjecting us to additional costs, limiting the types of financial services and products we may offer, and increasing the ability of non-banks to offer competing financial services and products.
The Bank Secrecy Act, the USA PATRIOT Act, and similar laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and to file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network, a bureau of the United States Department of Treasury, is authorized to impose significant civil money penalties for violations of those requirements and has engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and the Internal Revenue Service. There is increased scrutiny of compliance with the rules enforced by the OFAC. Federal and state bank regulators have focused on compliance with the Bank Secrecy Act and anti-money laundering regulations. Several banking institutions have received large fines, or suffered limitations on their operations, for non-compliance with these laws and regulations. Although we have developed policies, procedures and processes designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in detecting violations of these laws and regulations. If our policies, procedures and systems are deemed deficient, we may be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approval to proceed with acquisitions and other strategic transactions, which could negatively impact our business, financial condition, results of operations and prospects. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could have material adverse reputational consequences for us.
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
Failure to comply with applicable laws or regulations, or to satisfy our regulators' supervisory expectations, could subject us to supervisory or enforcement action, which could adversely affect our business, financial condition and results of operations.
If we do not comply with applicable laws or regulations, if we are deemed to have engaged in unsafe or unsound conduct, or if we do not satisfy our regulators’ supervisory expectations, we may be subject to regulatory scrutiny, supervisory criticism, litigation and/or a wide range of potential monetary penalties or enforcement actions. Such actions could arise even if we are acting in good faith or operating under a reasonable interpretation of the law. Such actions could include monetary penalties, payment of damages, restitution or disgorgement of profits, directives to take remedial action or to cease or modify practices, restrictions on growth or expansionary proposals, denial or refusal to accept applications, removal of officers or directors, a prohibition on dividends or capital distributions, increases in capital or liquidity requirements and/or termination of the Bank’s FDIC deposit insurance. Such actions could have an adverse effect on our business, financial condition and results of operations, including as a result of reputational harm.
The Company and its subsidiaries are subject to changes in federal and state tax laws and the interpretation of existing laws and examinations and challenges by taxing authorities.
Our financial performance is impacted by federal and state tax laws. Given the current economic and political environment and ongoing budgetary pressures, the enactment of new federal or state legislation or new interpretations of existing tax laws could adversely impact our tax position, in some circumstances retroactively. The Inflation Reduction Act (the “IRA”), which established a 15% corporate alternative minimum tax on adjusted book income (of corporations that have an average adjusted book income in excess of $1 billion over a three tax year period) for tax years beginning after December 31, 2022, may impact the Company’s cash tax payments and tax credit carryforward balances. The IRA includes a nondeductible 1% excise tax on certain repurchases of corporate stock for transactions occurring after December 31, 2022, which increases the Company’s cost of share repurchases exceeding certain thresholds. The consequences of the IRA, the enactment of new federal or state tax legislation, or changes in the interpretation of existing law, including provisions impacting income tax rates, apportionment, consolidation or combination, income, expenses, and credits, may have a material adverse effect on our financial condition, results of operations, and liquidity.
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
Our broker-dealer and investment advisory businesses subject us to regulatory risks.
Our broker-dealer and investment advisory businesses subject us to regulation by the SEC, FINRA, other self-regulatory organizations (“SROs”), state securities commissions, and other regulatory bodies. Violations of the laws and regulations governed by these agencies could result in censure, penalties and fines, the issuance of cease-and-desist orders, the restriction, suspension, or expulsion from the securities industry of the Company or its officers or employees, or other similar adverse consequences, any of which could cause us to incur losses and adversely affect our capital, financial condition and results of operations. The SEC, FINRA and other SROs and state securities commissions, among other regulatory bodies, can censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. Clearing securities firms are subject to substantially more regulatory control and examination than introducing brokers that rely on others to perform clearing functions. Similarly, the attorney general of each state could bring legal action to ensure compliance with state securities laws, and regulatory agencies in foreign countries have similar authority. Our ability to comply with multiple laws and regulations pertaining to the securities industry depends in large part on our ability to establish and maintain an effective compliance function. The failure to establish and enforce reasonable compliance procedures, even if unintentional, could subject us to significant losses or disciplinary or other actions. Federally registered investment advisers are regulated and subject to examination by the SEC. In addition, the Advisers Act imposes numerous obligations on our investment advisory business, including fiduciary duties, disclosure obligations, recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. Our failure to comply with the Advisers Act and associated rules and regulations of the SEC could subject us to enforcement proceedings and sanctions for violations, including censure or termination of SEC registration, litigation and reputational harm. In addition, our investment advisory business is subject to notice filings and the anti-fraud rules of state securities regulators. See “Regulation of the Securities Business Segment.”

Policies and regulations enacted by the Consumer Financial Protection Bureau may negatively impact our consumer business and increase our compliance burdens.
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
We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.
The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act, and other fair lending laws and regulations (collectively, “Fair Lending Laws”) impose community investment and nondiscriminatory lending requirements on financial institutions. The CFPB, the Department of Justice and other federal and state agencies are responsible for enforcing these federal laws and regulations and comparable state provisions. Various federal banking agencies have recently completed significant changes to their respective Community Reinvestment Act regulations. Federal, state or local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans. A successful regulatory challenge to an institution’s performance under the Fair Lending Laws could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.
Risks Relating to Commercial Loans, Mortgage Loans and Mortgage-Backed Securities
Declining real estate values, particularly in California and New York, could reduce the value of our loan and lease portfolio and impair our profitability and financial condition.
The majority of the loans in our portfolio are secured by real estate. At June 30, 2024, approximately 37.3% and 28.8% of our real estate loan portfolio was secured by real estate located in California and New York, respectively. In recent years, there has been significant volatility in real estate values. If real estate values decrease or more of our borrowers experience financial difficulties, we will experience increased charge-offs, as the proceeds resulting from foreclosure may be significantly lower than the amounts outstanding on such loans and the time to foreclose may be extended. In addition, declining real estate values frequently accompany periods of economic downturn or recession and increasing unemployment, all of which can lead to lower demand for mortgage loans of the types we originate and impact the ability of borrowers to repay their loans. A decline of real estate values or decline of the credit position of our borrowers could have a material adverse effect on our business, prospects, financial condition and results of operations.
Many of our mortgage loans are multifamily residential loans and defaults on such loans would harm our business.
At June 30, 2024, our multifamily residential loans were $3.9 billion or 19.5% of our loan portfolio. The payment on such loans is typically dependent on the cash flows generated by the projects, which are affected by the supply and demand for multifamily residential units and commercial property within the relative market. If the market for multifamily residential units and commercial property experiences a decline in demand, multifamily and commercial borrowers may suffer losses on their projects and be unable to repay their loans. If residential housing values were to decline or nationwide unemployment levels rise, we are likely to experience increases in the level of our non-performing loans and foreclosures in future periods.

A decrease in the mortgage buying activity of Fannie Mae, Freddie Mac, and MBS’s guaranteed by Ginnie Mae or a failure by Fannie Mae, Ginnie Mae, and Freddie Mac to satisfy their obligations with respect to their RMBS could have a material adverse effect on our business, financial condition and results of operations.
During the last three fiscal years we have sold approximately $774.1 million of residential mortgage loans to Fannie Mae and Freddie Mac and into MBS guaranteed by Ginnie Mae. As of June 30, 2024, approximately 19.2% of our securities portfolio consisted of RMBS issued or guaranteed by these GSEs. Since 2008, Fannie Mae and Freddie Mac have been in conservatorship, with its primary regulator, the Federal Housing Finance Agency, acting as conservator. The United States government may enact structural changes to one or more of the GSEs, including privatization, consolidation and/or a reduction in the ability of GSEs to purchase mortgage loans or guarantee mortgage obligations. We cannot predict if, when or how the conservatorships will end, or what associated changes (if any) may be made to the structure, mandate or overall business practices of either of the GSEs. Accordingly, there continues to be uncertainty regarding the future of the GSEs, including whether they will continue to exist in their current form and whether they will continue to meet their obligations with respect to their RMBS. A substantial reduction in mortgage purchasing activity by the GSEs could result in a material decrease in the availability of residential mortgage loans and the number of qualified borrowers, which in turn may lead to increased volatility in the residential housing market, including a decrease in demand for residential housing and a corresponding drop in the value of real property that secures current residential mortgage loans, as well as a significant increase in interest rates. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, which would result in a decrease in mortgage loan revenues and a corresponding decrease in non-interest income. Any decision to change the structure, mandate or overall business practices of the GSEs and/or the relationship among the GSEs, the government and the private mortgage loan markets, or any failure by the GSEs to satisfy their obligations with respect to their RMBS, could have a material adverse effect on our business, financial condition and results of operations.
Commercial and industrial and commercial real estate loans may expose our company to greater financial and credit risk than other loans.
Our commercial and industrial loans as well as our commercial real estate – mortgage portfolio was approximately $5.2 billion and $6.1 billion at June 30, 2024, comprising approximately 26.5% and 30.7% of our total loan portfolio, respectively. Commercial loans generally carry large balances and may involve a greater degree of financial and credit risk than other loans. Any significant failure to pay on time by our customers could impact our earnings. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the types of business and collateral, the size of loan balances, the effects of nationwide and regional economic conditions on income-producing properties and businesses and the increased difficulty of evaluating and monitoring these types of loans. Declines in real estate markets or sustained economic downturns increases the risk of credit losses or charge-offs related to our loans or foreclosures on certain real estate properties. Underwriting and portfolio management activities cannot completely eliminate all risks related to these loans. Any significant failure to pay on time or other significant default by our clients would materially and adversely affect us.
The commercial real estate loans we make are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings and multi-tenanted light industrial properties. At June 30, 2024, $302 million, or 6%, of our commercial real estate specialty loan portfolio was secured by office buildings. The COVID-19 pandemic has had a potentially long-term negative impact on certain commercial real estate portfolios due to the risk that tenants may reduce the office space they lease as some portion of the workforce continues to work remotely on a hybrid or full-time basis. A reduction in the need for office space could result in a reduction in demand for these categories of commercial office and/or in our customers’ ability to repay their loans, which, in turn, may have an adverse effect on our business and results of operations.
Commercial real estate markets have been facing downward pressure due in large part to increasing interest rates and declining property values. Accordingly, the federal banking agencies have applied increased regulatory scrutiny to institutions with commercial real estate loan portfolios that are fast growing or large relative to the institutions’ total capital. Banking regulatory authorities may require banks with higher levels of commercial real estate loans to implement enhanced risk management practices – including stricter underwriting, additional internal controls and risk management policies, more detailed reporting, and portfolio stress testing – as well as potential higher allowances for credit losses and capital levels as a result of commercial real estate lending growth and exposure. Our failure to adequately implement enhanced risk management policies, procedures and controls could adversely affect our ability to manage the commercial real estate segment of our loan portfolio and could result in an increased rate of delinquencies in, and increased losses from, our loan portfolio, which could have a material adverse effect on our business, financial condition and results of operations.
A downturn in the real estate market in our primary market areas of California and New York could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholders’ equity could be adversely affected. Unexpected decreases in commercial real estate prices coupled with slow economic growth and elevated levels of unemployment could drive losses beyond those which are provided for in our allowance for loan losses. We also may incur losses on commercial real estate loans due to declines in occupancy rates and rental rates, which may decrease property values and may decrease the likelihood that a borrower may find permanent financing alternatives. Any of these events could increase our costs, require management's time and attention, and materially and adversely affect our business, financial condition and results of operations.
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
From time to time, the Financial Accounting Standards Board (the “FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, the FASB, SEC, bank regulators and outside independent auditors may revise their previous interpretations regarding existing accounting regulations and the application of these accounting standards. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates and judgments, include methodologies to value our securities, estimate our allowance for credit losses and the evaluation of goodwill and other intangibles for impairment. These methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.
If our allowance for credit losses is not sufficient to cover actual credit losses, our earnings, capital adequacy and overall financial condition may suffer materially.
Our loans are generally secured by single family, multifamily and commercial real estate properties or other commercial assets, each initially having a fair market value generally greater than the amount of the loan secured. Although our loans and leases are typically secured, the risk of default, generally due to a borrower’s inability to make scheduled payments on his or her loan, is an inherent risk of the Banking Business Segment. In determining the amount of the allowance for loan and lease losses, we make various assumptions and judgments about the collectability of our loan and lease portfolio, including the creditworthiness of our borrowers, the value of the real estate serving as collateral for the repayment of our loans and our loss history. Defaults by borrowers could result in losses that exceed our loan and lease loss reserves. We may not have sufficient repayment experience to be certain whether the established allowance for loan and lease losses is adequate for certain types of loans and leases. We may have to establish a larger allowance for credit losses in the future if, in our judgment, it becomes necessary.
To the extent that we fail to adequately address the risks associated with non-residential lending, particularly in C&I lending, including loans collateralized by customer securities, we may experience increases in levels of non-performing loans and leases and be forced to record additional provisions for credit losses, which would adversely affect our capital levels and reduce our profitability. Rapid changes in the fair value of the customer securities serving as collateral may not be sufficiently covered by any excess collateral. For further information about our C&I lending business, please refer to “Business - Loan Portfolio - Commercial & Industrial - Non-Real Estate.”

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
We have established processes and procedures intended to identify, measure, monitor and control material risks to which we are subject, including, for example, credit risk, market risk, liquidity risk, strategic risk and operational risk. If the models that we use to manage these risks are ineffective at predicting future losses or are otherwise inadequate, we may incur unexpected losses or otherwise be adversely affected. In addition, the information we use in managing our credit and other risks may be inaccurate or incomplete as a result of error or fraud, both of which may be difficult to detect and avoid. There may also be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated, including when processes or technology change or new products and services are introduced. If our risk management framework does not effectively identify and control our risks, we could suffer unexpected losses or be adversely affected, and that could have a material adverse effect on our business, results of operations and financial condition.
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
Our broker-dealer and advisory businesses subject us to a variety of risks associated with the securities industry.
Our broker-dealer business subjects us to a number of risks and challenges, including risks related to operationalizing internal controls and regulatory functions; our ability to retain key personnel; our ability to limit the outflow of deposits and successfully retain and manage assets; our ability to retain correspondents who may choose to perform their own clearing services, move their clearing business to one of our competitors or exit the business; and our ability to attract customers and generate new assets in areas not previously served.
In addition, the broker-dealer business may subject us to risks related to the movement of equity prices. For example, if securities prices decline rapidly, the value of our collateral for margin and other positions could fall below the amount of the indebtedness secured by these securities, and in rapidly appreciating markets, our risk of loss may increase due to short positions. The securities lending and securities trading and execution businesses subject us to risk of loss if a counterparty fails to perform or if collateral securing the counterparty’s obligations is insufficient. In securities transactions generally, we may be subject to market risk during the period between the execution of a trade and its settlement. Significant failures by our customers, including correspondents, or clients to honor their obligations, or increases in their rates of default, together with insufficient collateral and reserves, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, poor investment returns and declines in client assets, due to either general market conditions or under-performance (relative to our competitors or to benchmarks) of our investment products, may affect our ability to retain existing assets, prevent clients from transferring their assets out of products or their accounts, or inhibit our ability to attract new clients or additional assets from existing clients. Any such poor performance could adversely affect our advisory and custody business and the fees that we earn on client assets.

Our broker-dealer and advisory businesses are also subject to regulatory requirements and risks discussed above under “Regulation of the Securities Business Segment” in “Supervision and Regulation” and “Our broker-dealer and investment advisory businesses subject us to regulatory risks” herein. Our broker-dealer business exposes us to other risks and uncertainties that are common in the securities industry, including intense competition, and potentially new areas and types of litigation including lawsuits based on allegations concerning our correspondents or based upon the correspondent’s actions even though we do not control their activities. For example, we allow our brokerage customers to engage in self-directed trading, and there has been an increase in regulatory enforcement and securities litigation against broker-dealers with self-directed trading platforms. These actions may become more common or frequent, particularly if there is a prolonged decrease in equity prices resulting in investor losses. Allegations of violations of securities laws or FINRA rules, even if not ultimately asserted or proved, could substantially impact our results of operations and lead to reputational harm.
The regulatory environment in which our broker-dealer business operates is subject to frequent change. Our business, financial condition and operating results may be adversely affected as a result of new or revised legislation or regulations imposed by the U.S. Congress, the SEC, FINRA or other U.S. and state governmental and regulatory authorities. The business, financial condition and operating results of our broker-dealer business may be adversely affected by changes in the interpretation and enforcement of existing laws and rules by these governmental and regulatory authorities.
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
We are subject to stringent capital requirements and may need to raise additional capital in the future, and that capital may not be available or its cost may be high.
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
Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets, economic conditions, our financial performance and a number of other factors, many of which are outside our control. Accordingly, we cannot provide assurance on our ability to raise additional capital if needed or whether it can be raised on terms acceptable to us. If we cannot raise additional capital when needed or on terms acceptable to us, it may have a material adverse effect on our financial condition, results of operations and prospects. In addition, raising equity capital will have a dilutive effect on the equity interests of our existing stockholders and may cause our stock price to decline.
Liquidity and access to adequate funding cannot be assured.
Liquidity is essential to our business and the inability to raise funds through deposits, borrowings, equity and debt offerings, or other sources could have a materially adverse effect on our liquidity. The Bank may not be able to meet the cash flow requirements of its customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Company specific factors such as a decline in our credit rating, an increase in the cost of capital from financial capital markets, a decrease in business activity due to adverse regulatory action or other company specific event, or a decrease in depositor or investor confidence may impair our access to funding with acceptable terms adequate to finance our activities. General factors related to the financial services industry such as a severe disruption in financial markets, a decrease in industry expectations, or a decrease in business activity due to political or environmental events may impair our access to liquidity. Our ability to attract and maintain depositors during a time of actual or perceived distress or instability in the banking industry may be limited. Additionally, we may accept brokered deposits, which may be more price sensitive than other types of deposits, and may become less available if alternative investments offer higher returns. We rely primarily upon deposits and FHLB advances. Our ability to attract deposits could be negatively impacted by a public perception of our financial prospects or by increased deposit rates available at troubled institutions suffering from shortfalls in liquidity. The FHLB advances and the FRBSF discount window are subject to regulation and other factors beyond our control, including changes to FHLB’s underwriting guidelines for wholesale borrowings or lending policies. These factors may adversely affect the availability and pricing of advances to members such as the Bank. Selected sources of liquidity may become unavailable to the Bank if it were to no longer be considered “well-capitalized.”
A reduction in our credit ratings could adversely affect our access to capital and could increase our cost of funds.

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
Our assets and deposit base have grown substantially in recent years, and we anticipate that we will continue to grow over time, perhaps significantly. To manage the expected growth of our operations and personnel, we will be required to manage multiple aspects of the business simultaneously, including to, among other things: (i) improve existing and implement new transaction processing, operational and financial systems, procedures and controls; (ii) maintain effective credit scoring and underwriting guidelines; (iii) maintain sufficient levels of regulatory capital and liquidity; and (iv) expand our employee base and train and manage this growing employee base. In addition, acquiring other companies, asset pools or deposits may involve risks such as exposure to potential asset quality issues, disruption to our normal business activities and diversion of management’s time and attention due to integration and conversion efforts. If we are unable to manage growth effectively or execute integration efforts properly, we may not be able to achieve the anticipated benefits of growth and our business, financial condition and results of operations could be adversely affected.
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
New lines of business, purchased assets or liabilities or new products and services may subject us to additional risks.
From time to time, we may implement new lines of business, purchase assets or liabilities or offer new products and services. In addition, we will continue to make investments in research, development, and marketing for new products and services. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets for such products and services are not fully developed. Initial timetables for the development and introduction of new lines of business and/or new products or services may not be achieved, price and profitability targets may not prove feasible and customers may fail to accept our new products and services. External factors, such as compliance with regulations, competitive alternatives, counterparty or third-party performance and shifting market preferences, may also impact the successful implementation of a new line of business, a purchase of assets or liabilities or a new product or service. Furthermore, the burden on management and our information technology of introducing any new line of business, purchasing of assets or liabilities and/or introducing new products or services could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks could have a material adverse effect on our business, financial condition and results of operations.
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
Reputational risk is inherent in our business. Negative publicity or reputational harm can result from actual or alleged conduct in a number of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, inadequate protection of customer data, illegal or unauthorized acts taken by third parties that supply products or services to us, the behavior of our employees, the customers with whom we have chosen to do business and negative publicity for other financial institutions. Negative publicity or information regarding our business and personnel, whether or not accurate or true, may be posted on social media or other Internet forums or published by news organizations. For example, a report issued in early June 2024, by a self-described short-seller, made a series of misleading, incomplete, and false allegations centered on the quality of our commercial real estate loan portfolio. The speed and pervasiveness with which information can be disseminated through these channels, in particular social media, may magnify risks relating to negative publicity. Damage to our reputation could adversely impact our ability to attract new, and maintain existing, loan and deposit customers, employees and business relationships, and, particularly with respect to our broker-dealer and registered investment adviser businesses, could result in the imposition of new regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties. Such damage could also adversely affect our ability to raise additional capital. Any such damage to our reputation could have a material adverse effect on our financial condition and results of operations.
We could be exposed to fraud risks that affect our operations and reputation.

We face significant risks related to various types of fraud, including fraud or theft by colleagues or outsiders and unauthorized transactions, which could result in financial loss, litigation, and damage to our reputation. We rely heavily on information provided by clients and third parties in conducting our business, and misrepresentations in this information can lead to funding loans that do not meet our expectations or on unfavorable terms. We bear the risk of loss associated with such misrepresentations, and it can be challenging to recover any monetary losses suffered. We have implemented various controls and security measures, but because of their inherent limitations, internal controls may not prevent or detect misrepresentations. Further, the failure of any of these controls could result in a failure to detect or mitigate fraud risks in a timely manner.
Extreme weather conditions, natural disasters, rising sea levels, acts of war or terrorism, civil unrest, public health issues, or other adverse external events could harm our business.
The potential impacts of extreme weather conditions, natural disasters and rising sea levels, could impact our operations as well as those of our customers and third party vendors upon which we rely. Our Bank is based in San Diego, California, and approximately 37.3% of our real estate loan portfolio was secured by real estate located in California at June 30, 2024. In addition, some of our computer systems that operate our internet websites and their back-up systems are located in San Diego, California. Historically, California has been vulnerable to natural disasters. Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides, the nature and magnitude of which cannot be predicted and may be exacerbated by global climate change. Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and leases and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan and lease portfolio, which is comprised substantially of real estate loans. Losses from disasters for which borrowers are uninsured or under-insured may reduce borrowers’ ability to repay mortgage loans. Natural disasters, acts of war or terrorism, civil unrest, public health issues, or other adverse external events could each negatively impact our business operations or the stability of our deposit base, cause significant property damage, adversely impact the values of collateral securing our loans and/or interrupt our borrowers’ abilities to conduct their business in a manner to support their debt obligations, which could result in losses and increased provisions for credit losses. Although we have implemented several back-up systems and protections (and maintain standard business interruption insurance), these measures may not protect us fully from the effects of a natural disaster, acts of war or terrorism, civil unrest, public health issues, or other adverse external events. The occurrence of natural disasters, particularly in California, could have a material adverse effect on our business, prospects, financial condition and results of operations.
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
Our success depends in large part on the continuing efforts of key executives. If we are unable to retain these key personnel or attract, hire and retain others to oversee and manage our Company, our business could suffer.
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
Technology Risks
We rely on technology and information systems that may be disrupted, which would pose operational risks.
We rely on technology and information systems for, among other things, communications, processing customer transactions, recordkeeping and financial controls. We rely substantially upon third-party service providers for our core banking and securities transactions technology and to protect us from system failures or disruptions. This reliance may mean that we will not be able to resolve operational problems internally or on a timely basis, which could lead to customer dissatisfaction or long-term disruption of our operations. Due to our interconnectivity with these third parties, we may be adversely affected if any of them is subject to a cyber-attack or other privacy or information security event, including those arising due to the use of mobile technology or a third-party cloud environment. Our operations depend upon our ability to replace a third-party service provider if it experiences difficulties that interrupt operations or if an essential third-party service terminates. If these service arrangements are terminated for any reason without an immediately available substitute arrangement, our operations may be severely interrupted or delayed. If such interruption or delay were to continue for a substantial period of time, our business, prospects, financial condition and results of operations could be adversely affected.
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
Misconduct by employees and third-party vendors could also result in fraudulent, improper or unauthorized activities on behalf of clients or improper use of confidential personal information. The Company may not be able to prevent employee errors or misconduct, and the precautions the Company takes to detect this type of activity might not be effective in all cases. Employee errors or misconduct could subject the Company to civil claims for negligence or regulatory enforcement actions, including fines and restrictions on our business.
As nearly all of our products and services are smartphone and internet-based, the amount of data we store for our customers on our servers (including personal information) has been increasing and will continue to increase. Any systems failure or compromise of our security that results in the release of our customers’ data could seriously limit the adoption of our products and services, as well as harm our reputation and brand and, therefore, our business. We may need to expend significant resources to protect against security breaches. System enhancements and updates may create risks associated with implementing new systems and integrating them with existing ones. Due to the complexity and interconnectedness of information technology systems, the process of enhancing our technical layers of defense can create a risk of systems disruptions and security issues. In addition, addressing certain information security vulnerabilities, such as hardware-based vulnerabilities, may affect the performance of our information technology systems. The ability of our hardware and software providers to deliver patches and updates to mitigate vulnerabilities in a timely manner can introduce additional risks, particularly when a vulnerability is being actively exploited by threat actors.
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
Our products and services involve the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation, and potential liability. Through our cybersecurity risk management program, we employ cybersecurity measures that are designed to prevent, detect, and respond to cybersecurity incidents, including management-level engagement and corporate governance, formalized risk management processes, advanced technical controls, incident response planning, frequent vulnerability testing, vendor management, intrusion monitoring, the maintenance of a security awareness program, and established partnerships with appropriate government and law enforcement agencies. These procedures cannot assure we will be fully protected from a cybersecurity incident. Our security measures may be breached due to the actions of organized crime, hackers, terrorists, nation-states, activists and other outside parties, employee error, failure to follow security procedures, malfeasance, or otherwise. As a result, an unauthorized party may obtain access to our data or our customers’ data. In addition, to access our products and services, our customers use personal computers, smartphones, tablets, and other mobile devices that are beyond our control environment. Outside parties may attempt to fraudulently induce employees or customers to disclose sensitive information in order to gain access to our data or our customers’ data. Other types of information security incidents may include computer viruses, malicious or destructive code, denial-of-service attacks, ransomware or ransom demands to not expose security vulnerabilities in the Company’s systems or the systems of third parties. Further, the use of AI by cybercriminals may increase the frequency and severity of cybersecurity attacks against us or our service providers and others on whom we rely. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, including those of our third-party vendors, such as hacking or identity theft, it could cause serious negative consequences, including significant disruption of our operations, misappropriation of confidential information, or damage to computers or systems, and may result in violations of applicable privacy and other laws, financial loss and loss of confidence in our security measures. As a result, we could lose customers, suffer employee productivity losses, incur technology replacement and incident response costs, be subject to additional regulatory scrutiny, and be subject to civil litigation and possible financial liability, any of which may have a material adverse effect on our business, financial condition and results of operations.
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
The development and use of AI present risks and challenges that may adversely impact our business.

We or our third-party vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services or products. The development and use of AI presents a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the United States and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that result in the release of private, confidential or proprietary information, that reflect biases included in the data on which they are trained, infringe on the intellectual property rights of others or that is otherwise harmful. In addition, the complexity of many AI models makes it challenging to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias and complying with regulations that require documentation or explanation of the basis on which decisions are made.
Further, we may rely on AI models developed by third parties, and would be dependent in part on the manner in which those third parties develop, train and deploy their models, including risks arising from the inclusion of any unauthorized material in the training data for their models, the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models and other matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.
We are also exposed to risks arising from the use of AI technologies by bad actors to commit fraud and misappropriate funds and to facilitate cyberattacks. Generative AI, if used to perpetrate fraud or launch cyberattacks, could create panic at a particular financial institution or exchange, which could pose a threat to financial stability.
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
•news reports relating to trends, concerns, and other issues in the financial services industry, including bank failures;
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
We regularly review and update our internal controls, disclosure controls and procedures, compliance monitoring activities and corporate governance policies and procedures. Any system of controls, however well-designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could result in regulatory investigations or penalties, reduce investor confidence, or otherwise have a material adverse effect on our business, results of operations, reputation and financial condition. In addition, if we identify material weaknesses or significant deficiencies in our internal control over financial reporting or are required to restate our financial statements, we could be required to implement expensive and time-consuming remedial measures. We could lose investor confidence in the accuracy and completeness of our financial reports and potentially subject us to litigation. Any material weaknesses or significant deficiencies in our internal control over financial reporting or restatement of our financial statements could have a material adverse effect on our business, results of operations, reputation, and financial condition.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
Our risk management processes and procedures include a cybersecurity risk management program as part of its multiple technical layers of defense. Through our cybersecurity risk management program, we have designed and implemented processes for identifying, assessing, preventing, and managing material risks from cybersecurity threats to our critical computer networks, third-party service providers, communication systems, hardware and software, and our critical data, including confidential company and customer information. As part of our cybersecurity risk management program, we evaluate our various technical layers of defense on an ongoing basis including performing incident response planning, frequent vulnerability testing, vendor risk management, intrusion monitoring, and maintaining a security awareness program. We invest in our people, processes and systems and maintain partnerships with appropriate government and law enforcement agencies to help monitor cybersecurity threats as well as prevent and respond to cybersecurity incidents.
We may utilize various resources that we deem necessary based on actual or potential threats and vulnerabilities to Axos, including engaging independent third-party assessors, consultants and/or auditors to help evaluate the effectiveness of our cybersecurity risk management program, processes, and controls.
Our overall enterprise risk management includes a third-party risk management program, through which we identify, monitor, and manage cybersecurity risks inherent in or related to external service providers and other third parties. Through our business lines, we actively assess and oversee our third-party service providers against requirements set by our third-party risk management program and our cybersecurity risk management program.
We have not identified any cybersecurity incidents that have materially affected Axos or its business strategy, results of operations, or financial condition. However, we face ongoing cybersecurity risks which may materially affect the Company in the future. Refer to the Risk Factors section for additional information.
Governance
Our Board of Directors includes cybersecurity risk management as part of its general oversight function and oversees the cybersecurity risk management program and any identified cybersecurity risks and incidents. To facilitate its oversight, the Board of Directors receive regular updates from management on cybersecurity.
Our Chief Risk Officer has primary responsibility for our enterprise risk management program, including oversight of our cybersecurity risk management program. Our Chief Information Security Officer has primary responsibility for our cybersecurity risk management program and supervises the Company’s cybersecurity personnel. Both individuals have extensive work experience in various roles involving risk and compliance, including cybersecurity and information security.
The individuals involved in our cybersecurity risk management program are informed about developments in cybersecurity risks and related matters through a variety of channels inside the Company, including but not limited to, briefings from internal teams and alerts and reports produced by various measures we may deploy, as well as information obtained from external sources in the government and private sector, including external third party consultants retained by Axos.
Our Chief Information Security Officer and Chief Risk Officer report information on cybersecurity risks to the Board of Directors on a regular basis.

ITEM 2. PROPERTIES
Our principal offices are located at 9205 West Russell Road, Suite 400, Las Vegas, NV 89148. Our Banking and Securities Business Segments both conduct business at this location. Among other additional locations, we have office space located in San Diego, California totaling approximately 186,000 square feet.

ITEM 3. LEGAL PROCEEDINGS
We may from time to time become a party to other claims or litigation that arise in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the Company’s operations. None of such matters are expected to have a material adverse effect on the Company’s financial condition, results of operations or business. For additional information on legal proceedings, refer to Note 18—“Commitments, Contingencies, and Off-Balance-Sheet Activities” in the Consolidated Financial Statements.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol “AX”. There were 56,894,891 shares of common stock outstanding as of August 9, 2024 held by approximately 45,000 holders of record. A substantially larger number of holders of our common stock are beneficial holders, whose shares are held of record by brokers and other financial institutions. The transfer agent and registrar of our common stock is Computershare.
DIVIDENDS
We intend to retain any earnings to finance the growth and development of our business and common stock repurchases. Our Board of Directors has never declared or paid any cash dividends on our common stock and does not expect to do so in the foreseeable future. Our ability to pay dividends, should our Board of Directors elect to do so, depends largely upon the ability of our subsidiaries to declare and pay dividends to us. Future dividends will depend primarily upon our earnings, financial condition and need for funds, as well as government policies and regulations applicable to us and our bank that limit the amount that may be paid as dividends without prior approval.
ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Repurchases. On April 27, 2023, the Company announced a program to repurchase up to $100 million of its common stock and on February 12, 2024, the Company announced a program to repurchase up to an additional $100 million of its common stock. The Company may repurchase shares on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The repurchase program does not obligate the Company to acquire any specific number of shares. The share repurchase program will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under this plan will be held as treasury shares. The Company has repurchased a total of $97.0 million or 2,541,254 common shares at an average price of $38.18 per share and there remains $106.5 million of availability under the programs. There have been no purchases under the 2024 authorization. The Company accounts for treasury stock using the cost method as a reduction of stockholders’ equity in the accompanying Consolidated Financial Statements.
Net Settlement of Restricted Stock Unit Awards. The Company’s amended and restated 2014 Stock Incentive Plan, permits net settlement of stock issuances related to equity awards for purposes of payment of a grantee’s minimum income tax obligation. During the fiscal year ended June 30, 2024, there were 336,110 restricted stock unit award shares which were retained by the Company and converted to cash at the average rate of $48.17 per share to fund the grantee’s income tax obligations.

The following table sets forth our market repurchases of Axos common stock and the Axos common shares retained in connection with net settlement of restricted stock unit awards during the fourth fiscal quarter ended June 30, 2024.

Period	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases[1,2] (dollars in thousands)
April 1, 2024 to April 30, 2024	114,104	$49.89	114,104	$114,064
May 1, 2024 to May 31, 2024	—	—	—	114,064
June 1, 2024 to June 30, 2024	159,540	47.28	159,540	106,521
For the Three Months Ended June 30, 2024	273,644	$48.37	273,644	$106,521
Stock Retained in Net Settlement
April 1, 2024 to April 30, 2024	1,432
May 1, 2024 to May 31, 2024	1,190
June 1, 2024 to June 30, 2024	96,707
For the Three Months Ended June 30, 2024	99,329
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
2 The Amended and Restated 2014 Stock Incentive Plan permits net settlement of stock issuances related to equity awards for purposes of payment of a grantee’s minimum income tax obligation. Stock retained in net settlement was purchased at the vesting price of associated restricted stock unit.
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information regarding the aggregate number of securities to be issued under all of our stock option and equity based compensation plans upon exercise of outstanding options, warrants and other rights and their weighted-average exercise prices as of June 30, 2024. There were no securities issued under equity compensation plans not approved by security holders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options and units granted	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	1,755,662
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	$—	1,755,662

COMPANY STOCK PERFORMANCE
The following graph compares the total return of our common stock over the last five fiscal years, starting June 30, 2019 through June 30, 2024, with that of (i) the companies included in the total return for the U.S. NYSE Index, and (ii) the banks included in the ABA NASDAQ Community Bank Total Return Index (ticker: XABQ).
The graph assumes $100 was invested in AX common stock, in U.S. NYSE Composite Total Return Index (ticker: NYATR) and in ABA NASDAQ Community Bank Total Return Index (ticker: XABQ) on June 30, 2019. The indexes assume reinvestment of dividends.

	Cumulative Return as of June 30,
	2019	2020	2021	2022	2023	2024
Axos	$100.00	$81.03	$170.24	$131.56	$144.73	$209.72
NYSE	100.00	93.50	133.01	119.06	133.78	155.51
XABQ	100.00	76.08	121.28	113.91	93.99	108.07
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
OVERVIEW
The Consolidated Financial Statements include the accounts of Axos Financial, Inc. (“Axos”) and its wholly owned subsidiaries, Axos Bank (the “Bank” or “Axos Bank”) and Axos Nevada Holding, LLC (“Axos Nevada Holding”), collectively, the “Company.” Axos, the Bank, two lending-related trust entities and Axos Nevada Holding comprise substantially all of the Company’s assets and liabilities and revenues and expenses. The Bank, its wholly owned subsidiaries, and the activities of two lending-related trust entities, constitute the Banking Business Segment. Axos Nevada Holding owns the companies constituting the Securities Business Segment, including Axos Securities, LLC, Axos Clearing LLC (“Axos Clearing”), a clearing broker-dealer, Axos Invest, Inc., a registered investment advisor, and Axos Invest LLC, an introducing broker-dealer. With approximately $22.9 billion in assets, Axos Bank provides consumer and business banking products through its low-cost distribution channels and affinity partners. Axos Clearing and Axos Invest LLC, provide comprehensive securities clearing services to introducing broker-dealers and registered investment advisor correspondents and digital investment advisory services to retail investors, respectively. Axos Financial, Inc.’s common stock is listed on the NYSE under the symbol “AX” and is a component of the Russell 2000® Index and the S&P SmallCap 600® Index.
MERGERS AND ACQUISITIONS
From time to time, we undertake acquisitions or similar transactions consistent with our operating and growth strategies. On August 2, 2021, Axos Clearing, LLC, acquired certain assets and liabilities of E*TRADE Advisor Services (“EAS”), the registered investment advisor custody business of Morgan Stanley. This business was rebranded as AAS. AAS adds incremental fee income, a turnkey technology platform used by independent RIAs for trading and custody services, and low-cost deposits that can be used to generate fee income from other bank partners or to fund loan growth at Axos Bank. The purchase price of $54.8 million consisted entirely of cash consideration paid upon acquisition and working capital adjustments. This acquisition was accounted for as a business combination under the acquisition method of accounting. Accordingly, tangible and intangible assets acquired (and liabilities assumed) are recorded at their estimated fair values as of the date of acquisition.
On August 23, 2023, the Company acquired approximately $52 million of marine floor financing loans at par value along with other assets for an additional $2 million, primarily consisting of servicing rights as well as certain employees. The transaction was accounted for as an asset acquisition and such assets are included in the Company’s Consolidated Balance Sheets as of June 30, 2024.
On December 7, 2023, the Company acquired from the Federal Deposit Insurance Corporation (“FDIC”) two loan portfolios, comprising both purchased credit deteriorated (“PCD”) and non-PCD loans, with an aggregate unpaid principal balance of $1.3 billion at a fair value of $901.5 million, reflecting a non-credit-related discount of $306.8 million and an allowance for credit losses on PCD loans of $70.1 million, (the “FDIC Loan Purchase”). Also included in the acquisition were certain related interest rate derivative assets and liabilities with a fair value of $109.0 million and $104.4 million, respectively, as of the date of the acquisition and whose maturities generally align with those of the loans acquired. The acquisition of the non-PCD loans and interest rate derivatives was accounted for as a purchase of financial assets and liabilities, and the Company recognized a $92.4 million gain on the transaction included in “Gain on acquisition” in the Consolidated Statement of Income.
There were no other significant acquisitions undertaken during fiscal years 2024, 2023 or 2022.
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
Critical accounting estimates are those that we consider most important to the portrayal of our financial condition and results of operations because they require our most difficult judgments, often as a result of the need to make estimates that are inherently uncertain. We have identified critical accounting policies and estimates below. In addition, these critical accounting estimates are discussed further in Note 1—“Organizations and Summary of Significant Accounting Policies” in the Consolidated Financial Statements.
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
For further information on Securities, refer to Note 1—“Organizations and Summary of Significant Accounting Policies,” Note 3—“Fair Value” and Note 4—“Available-For-Sale Securities” in the Consolidated Financial Statements.
Allowance for Credit Losses. The Company maintains an allowance for credit losses for its held-for-investment loan and net investment in leases portfolio as well as lending commitments, excluding loans measured at fair value in accordance with applicable accounting standards, which represents management’s estimate of the expected lifetime credit losses on the loans and net investment in leases. The estimate of the allowance for credit losses includes both a quantitative and qualitative assessment, both of which include variables that are subject to uncertainty.
The quantitative assessment reflects modeled outputs utilizing economic scenarios and forecasts, which are subject to uncertainty, and is also based on the Company’s current and expected future economic outlook. Key economic variables considered in the quantitative assessment include factors such as the U.S. unemployment rate and interest rates, both of which impact the default rate of the loan pools. Additionally, the results of the quantitative assessment are impacted by the third-party macroeconomic forecasts across various economic scenarios. The Company periodically reviews and adjusts the weighting of scenarios based on management’s allowance for credit losses (“ACL”) framework. Adjustment of scenario weighting away from the baseline scenario to the adverse scenario should increase the allowance for credit losses on the Company’s held-for-investment loan and net investment in leases portfolio, all else remaining equal. Economic forecasts that impacted management’s assessment of scenario weightings included interest rates, inflation, supply chain constraints and geopolitical unrest. Changes in one or more of these variables can cause a significant change in the estimate of the allowance for credit losses. There were no significant changes in these variables during the fiscal year ended June 30, 2024.
Additionally, management performs a qualitative assessment to address inherent limitations in the model and data. Qualitative criteria used in the assessment, as outlined in Note 1—“Organizations and Summary of Significant Accounting Policies” in the Consolidated Financial Statements, can require significant judgment and is subject to uncertainty.
For further information on the allowance for credit losses, refer to Note 1—“Organizations and Summary of Significant Accounting Policies” and Note 5—“Loans & Allowance for Credit Losses” in the Consolidated Financial Statements.
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
For further information on Goodwill and Other Intangible Assets, refer to Note 1—“Organizations and Summary of Significant Accounting Policies” and Note 10—“Goodwill and Intangible Assets” in the Consolidated Financial Statements.
USE OF NON-GAAP FINANCIAL MEASURES
In addition to the results presented in accordance with GAAP, this report includes non-GAAP financial measures such as adjusted earnings, adjusted earnings per common share, and tangible book value per common share. Non-GAAP financial measures have inherent limitations, may not be comparable to similarly titled measures used by other companies and are not audited. Readers should be aware of these limitations and should be cautious as to their reliance on such measures. We believe the non-GAAP financial measures disclosed in this release enhance investors’ understanding of our business and performance, and our management uses these measures when it internally evaluates the performance of our business and makes operating decisions. However, these non-GAAP measures should not be considered in isolation, or as a substitute for GAAP basis financial measures.
We define “adjusted earnings,” a non-GAAP financial measure, as net income without the after-tax impact of non-recurring acquisition-related items (including amortization of intangible assets related to acquisitions and certain gains and provisions resulting from the Company’s FDIC Loan Purchase), and other costs (unusual or non-recurring charges). Adjusted earnings per diluted common share (“adjusted EPS”) is calculated by dividing non-GAAP adjusted earnings by the average number of diluted common shares outstanding during the period. We believe the non-GAAP measures of adjusted earnings and adjusted EPS provide useful information about the Company’s operating performance. We believe excluding the non-recurring acquisition-related costs, and other costs provides investors with an alternative understanding our core business.
Below is a reconciliation of net income and diluted EPS, the nearest comparable GAAP measure, to adjusted earnings and adjusted EPS (Non-GAAP):

	For Fiscal Year Ended June 30,
(Dollars in thousands, except per share amounts)	2024	2023	2022
Net income	$450,008	$307,165	$240,716
FDIC Loan Purchase - Gain on purchase	(92,397)	—	—
FDIC Loan Purchase - Provision for credit losses	4,648	—	—
Acquisition-related costs	10,843	10,948	11,355
Other costs[1]	—	16,000	10,975
Income tax effect	22,446	(7,776)	(6,519)
Adjusted earnings (Non-GAAP)	395,548	326,337	256,527

Average dilutive common shares outstanding	58,725,636	60,566,854	60,610,954

Diluted EPS	$7.66	$5.07	$3.97
FDIC Loan Purchase - Gain on purchase	(1.57)	—	—
FDIC Loan Purchase - Provision for credit losses	0.08	—	—
Acquisition-related costs	0.18	0.18	0.19
Other costs[1]	—	0.27	0.18
Income tax effect	$0.39	$(0.13)	$(0.11)
Adjusted EPS (Non-GAAP)	$6.74	$5.39	$4.23
1 Other costs for the fiscal year ended June 30, 2023 include an accrual as a result of an adverse legal judgement that has not been finalized. Other costs for the fiscal year ended June 30, 2022 reflect a one-time resolution of a contractual claim.
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

Below is a reconciliation of total stockholders’ equity, the nearest comparable GAAP measure, to tangible book value (Non-GAAP) as of the dates indicated:

	At the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2024	2023	2022
Common stockholders’ equity	$2,290,596	$1,917,159	$1,642,973
Less: servicing rights, carried at fair value	28,924	25,443	25,213
Less: goodwill and intangible assets—net	141,769	152,149	156,405
Tangible common stockholders’ equity (Non-GAAP)	$2,119,903	$1,739,567	$1,461,355

Common shares outstanding at end of period	56,894,565	58,943,035	59,777,949

Book value per common share	$40.26	$32.53	$27.48
Less: servicing rights, carried at fair value per common share	$0.51	$0.44	$0.42
Less: goodwill and other intangible assets—net per common share	$2.49	$2.58	$2.61
Tangible book value per common share (Non-GAAP)	$37.26	$29.51	$24.45

FINANCIAL HIGHLIGHTS
The following selected consolidated financial information should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and footnotes included elsewhere in this report.

	At or for the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2024	2023	2022
Selected Balance Sheet Data:
Total assets	$22,855,334	$20,348,469	$17,401,165
Loans—net of allowance for credit losses	19,231,385	16,456,728	14,091,061
Loans held for sale, carried at fair value	16,482	23,203	4,973
Loans held for sale, lower of cost or fair value	—	776	10,938
Allowance for credit losses	260,542	166,680	148,617
Trading securities	353	758	1,758
Available-for-sale securities	141,611	232,350	262,518
Securities borrowed	67,212	134,339	338,980
Customer, broker-dealer and clearing receivables	240,028	374,074	417,417
Total deposits	19,359,217	17,123,108	13,946,422
Advances from the Federal Home Loan Bank	90,000	90,000	117,500
Borrowings, subordinated debentures and other borrowings	325,679	361,779	445,244
Securities loaned	74,177	159,832	474,400
Customer, broker-dealer and clearing payables	301,127	445,477	511,654
Total stockholders’ equity	2,290,596	1,917,159	1,642,973

Selected Income Statement Data:
Interest and dividend income	$1,655,607	$1,157,138	$659,728
Interest expense	694,178	374,017	52,570
Net interest income	961,429	783,121	607,158
Provision for credit losses	32,500	24,250	23,750
Net interest income, after provision for credit losses	928,929	758,871	583,408
Non-interest income	222,660	120,488	113,363
Non-interest expense	516,108	447,615	356,812
Income before income tax expense	635,481	431,744	339,959
Income taxes	185,473	124,579	99,243
Net income	$450,008	$307,165	$240,716

Per Common Share Data:
Net income:
Basic	$7.82	$5.15	$4.04
Diluted	$7.66	$5.07	$3.97
Adjusted earnings per common share (Non-GAAP1)	$6.74	$5.39	$4.23
Book value per common share	$40.26	$32.53	$27.48
Tangible book value per common share (Non-GAAP1)	$37.26	$29.51	$24.45

Weighted-average number of common shares outstanding:
Basic	57,509,029	59,691,541	59,523,626
Diluted	58,725,636	60,566,854	60,610,954
Common shares outstanding at end of period	56,894,565	58,943,035	59,777,949
Common shares issued at end of period	70,221,632	69,465,446	68,859,722

	At or for the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2024	2023	2022
Performance Ratios and Other Data:
Loan originations for investment	$10,388,439	$8,452,215	$10,366,796
Loan originations for sale	$197,305	$160,607	$656,487
Loan purchases	$841,838	$1,564	$31,667
Return on average assets	2.08%	1.64%	1.57%
Return on average common stockholders’ equity	21.64%	17.22%	15.61%
Interest rate spread[2]	3.62%	3.44%	3.91%
Net interest margin[3]	4.62%	4.35%	4.13%
Net interest margin - Banking Business Segment only[3]	4.68%	4.48%	4.36%
Efficiency ratio[4]	43.59%	49.54%	49.52%
Efficiency ratio - Banking Business Segment only[4]	38.42%	47.82%	40.81%

Capital Ratios:
Equity to assets at end of period	10.02%	9.42%	9.44%
Axos Financial, Inc.:
Tier 1 leverage (to adjusted average assets)	9.43%	8.96%	9.25%
Common equity tier 1 capital (to risk-weighted assets)	12.01%	10.94%	9.86%
Tier 1 capital (to risk-weighted assets)	12.01%	10.94%	9.86%
Total capital (to risk-weighted assets)	14.84%	13.82%	12.73%
Axos Bank:
Tier 1 leverage (to adjusted average assets)	9.74%	9.68%	10.65%
Common equity tier 1 capital (to risk-weighted assets)	12.74%	11.63%	11.24%
Tier 1 capital (to risk-weighted assets)	12.74%	11.63%	11.24%
Total capital (to risk-weighted assets)	13.81%	12.50%	12.01%
Axos Clearing LLC:
Net capital	$101,462	$35,221	$38,915
Excess capital	$96,654	$29,905	$32.665
Net capital as percentage of aggregate debit item	42.21%	13.25%	12.45%
Net capital in excess of 5% aggregate debit item	$89,442	$21,930	$23,290

Asset Quality Ratios:
Net charge-offs to average loans outstanding	0.05%	0.04%	0.02%
Nonaccrual loans and leases to total loans	0.57%	0.52%	0.83%
Non-performing assets to total assets	0.51%	0.47%	0.68%
Allowance for credit losses - loans to total loans held for investment[5]	1.34%	1.00%	1.04%
Allowance for credit losses - loans to nonaccrual loans[5]	229.84%	191.23%	125.74%
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
5 The increase in the ratios of the allowance for credit losses - loans to total loans held for investment and the allowance for credit losses - loans to non-performing assets at June 30, 2024 was primarily attributable to the allowance for credit losses related to the PCD loans acquired in the FDIC Loan Purchase. See Note 2—“Acquisitions” in the Consolidated Financial Statements for additional information.

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

	For the Fiscal Years Ended June 30,
	2024			2023			2022
(Dollars in thousands)	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid
Assets:
Loans[2,3]	$18,010,709	$1,499,572	8.33%	$15,571,290	$1,048,874	6.74%	$12,576,873	$626,628	4.98%
Non-purchased loans	17,458,451	1,405,202	8.05%	15,571,290	1,048,874	6.74%	12,576,873	626,628	4.98%
Purchased loans[4]	552,258	94,370	17.09%	—	—	—%	—	—	—%
Interest-earning deposits in other financial institutions	2,242,226	120,861	5.39%	1,761,902	73,467	4.17%	1,233,983	4,501	0.36%
Mortgage-backed and other securities	218,565	11,234	5.14%	259,473	14,669	5.65%	176,951	6,952	3.93%
Securities borrowed and margin lending[4]	329,154	22,407	6.81%	388,386	18,657	4.80%	687,363	20,512	2.98%
Stock of the regulatory agencies	17,250	1,533	8.89%	20,936	1,471	7.03%	21,844	1,135	5.20%
Total interest-earning assets	20,817,904	$1,655,607	7.95%	18,001,987	$1,157,138	6.43%	14,697,014	$659,728	4.49%
Non-interest-earning assets	811,032			735,783			658,494
Total assets	$21,628,936			$18,737,770			$15,355,508
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$14,352,569	$626,678	4.37%	$10,211,737	$305,655	2.99%	$6,773,321	$20,053	0.30%
Time deposits	1,062,644	43,892	4.13%	1,225,537	33,826	2.76%	1,226,774	13,567	1.11%
Securities loaned	153,552	2,214	1.44%	303,932	3,673	1.21%	469,051	1,124	0.24%
Advances from the FHLB	107,454	3,087	2.87%	423,612	12,644	2.98%	349,796	4,625	1.32%
Borrowings, subordinated notes and debentures	358,452	18,307	5.11%	362,733	18,219	5.02%	302,454	13,201	4.36%
Total interest-bearing liabilities	16,034,671	$694,178	4.33%	12,527,551	$374,017	2.99%	9,121,396	$52,570	0.58%
Non-interest-bearing demand deposits	2,769,272			3,730,524			3,927,195
Other non-interest-bearing liabilities	745,472			695,617			764,542
Stockholders’ equity	2,079,521			1,784,078			1,542,375
Total liabilities and stockholders’ equity	$21,628,936			$18,737,770			$15,355,508
Net interest income		$961,429			$783,121			$607,158
Interest rate spread[6]			3.62%			3.44%			3.91%
Net interest margin[7]			4.62%			4.35%			4.13%
1.Average balances are obtained from daily data.
2.Loans include loans held for sale, loan premiums and unearned fees.
3.Interest income includes reductions for amortization of loan and available-for-sale securities premiums and earnings from accretion of discounts and loan fees.
4.Purchased loans include loans, loan discounts and unearned fees related to the FDIC Loan Purchase.
5.Margin lending is the significant component of the asset titled customer, broker-dealer and clearing receivables on the audited Consolidated Balance Sheets.
6.Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate paid on interest-bearing liabilities.
7.Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

RESULTS OF OPERATIONS
Our results of operations depend on our net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Our net interest income is subject to competitive factors in online banking and other markets. Our net interest income is reduced by our current estimate of credit losses. We earn non-interest income primarily from mortgage banking activities, banking products and service activity, asset custody services, broker-dealer clearing and related services, prepayment fee income from multifamily and commercial borrowers who repay their loans before maturity and from gains on sales of other loans and available-for-sale securities. Losses on sales of available-for-sale securities reduce non-interest income. The largest component of non-interest expense is salary and benefits, which is a function of the number of personnel, which increased to 1,781 full-time employees at June 30, 2024, from 1,455 full-time employees at June 30, 2023. We are subject to federal and state income taxes, and our effective tax rates were 29.19%, 28.85% and 29.19% for the fiscal years ended June 30, 2024, 2023, and 2022, respectively. Other factors that affect our results of operations include expenses relating to data and operational processing, advertising, depreciation, occupancy, professional services, and other miscellaneous expenses.
COMPARISON OF THE FISCAL YEARS ENDED JUNE 30, 2024 AND JUNE 30, 2023
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

	Fiscal Year Ended June 30, 2024 vs 2023
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Increase (decrease) in interest income:
Loans	$179,860	$270,838	$450,698
Non-purchased loans	85,490	270,838	356,328
Purchased loans	94,370	—	94,370
Interest-earning deposits in other financial institutions	22,861	24,533	47,394
Mortgage-backed and other securities	(2,184)	(1,251)	(3,435)
Securities borrowed and margin lending	(3,167)	6,917	3,750
Stock of the regulatory agencies	(286)	348	62
Total increase (decrease) in interest income	$197,084	$301,385	$498,469
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$150,137	$170,886	$321,023
Time deposits	(4,967)	15,033	10,066
Securities loaned	(2,064)	605	(1,459)
Advances from the FHLB	(9,107)	(450)	(9,557)
Borrowings, subordinated notes and debentures	(224)	312	88
Total increase (decrease) in interest expense	$133,775	$186,386	$320,161
Interest Income. For fiscal year 2024, interest income increased $498.5 million, or 43.1%, compared to interest income in fiscal year 2023, primarily reflecting higher rates earned and average balances of loans and interest-earning deposits in other financial institutions.
Interest Expense. For fiscal year 2024, interest expense increased $320.2 million, or 85.6% compared to interest expense in fiscal year 2023, primarily attributable to higher rates and average balances of interest-bearing deposits.
Provision for Credit Losses. For fiscal year 2024, provision for credit losses increased $8.3 million compared to the provision for credit losses in fiscal year 2023. See “Asset Quality and Allowance for Credit Losses - Loans” for discussion of our allowance for credit losses and the related provision for credit losses.

Non-interest Income. The following table sets forth information regarding our non-interest income:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2024	2023	Inc (Dec)
Broker-dealer fee income	$48,136	$46,503	$1,633
Advisory fee income	31,335	28,324	3,011
Banking and service fees	35,723	32,938	2,785
Mortgage banking and servicing rights income	10,000	7,101	2,899
Prepayment penalty fee income	5,069	5,622	(553)
Gain on acquisition	92,397	—	92,397
Total non-interest income	$222,660	$120,488	$102,172
For fiscal year 2024, non-interest income increased $102.2 million, or 84.8% compared to non-interest income in fiscal year 2023. The increase was primarily the result of a $92.4 million gain on the FDIC Loan Purchase, increased advisory fee income reflecting increased average assets under custody and higher mortgage banking and servicing rights income reflecting a $1.9 million fair value gain related to marine loan servicing rights.
Non-interest Expense. The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2024	2023	Inc (Dec)
Salaries and related costs	$250,873	$204,271	$46,602
Data and operational processing	69,370	60,557	8,813
Depreciation and amortization	27,086	23,387	3,699
Advertising and promotional	42,797	37,150	5,647
Professional services	36,532	29,268	7,264
Occupancy and equipment	16,704	15,647	1,057
FDIC and regulatory fees	20,546	15,534	5,012
Broker-dealer clearing charges	18,260	13,433	4,827
General and administrative expense	33,940	48,368	(14,428)
Total non-interest expense	$516,108	$447,615	$68,493
For fiscal year 2024, non-interest expense increased $68.5 million, or 15.3%, compared to fiscal year 2023, primarily due to increases of:
•$46.6 million in salaries and related costs primarily due to increased headcount and salaries, reflecting increases in the broker-dealer and lending businesses;
•$8.8 million in data and operational processing expense primarily due to ongoing enhancements of core processing systems, customer interfaces and custody technology programs; and
•$7.3 million in professional services primarily due to increased legal and consulting services.
The increases were partially offset by a $14.4 million decrease in general and administrative expenses, primarily reflecting the absence of a $16.0 million accrual in the prior year for an adverse legal judgment that has not been finalized.
Income Tax Expense. For fiscal year 2024, income tax expense increased $60.9 million, or 48.9% compared to income tax expense in fiscal year 2023. The fiscal year 2024 effective tax rate of 29.19%, increased by 0.34% compared to fiscal year 2023. The Company received federal and state tax credits for both fiscal years ended June 30, 2024 and 2023. These tax credits decreased the effective tax rate by approximately 0.58% and 0.45%, respectively.
SEGMENT RESULTS
The Company determines reportable segments based on the services offered, the significance of the services offered, the significance of those services to the Company’s financial condition and operating results and management’s regular review of the operating results of those services. The Company operates through two operating segments: the Banking Business Segment and the Securities Business Segment. In order to reconcile the two segments to the consolidated totals, the Company includes parent-only activities and intercompany eliminations. Inter-segment transactions are eliminated in consolidation and primarily include non-interest income earned by the Securities Business Segment and non-interest expense incurred by the

Banking Business Segment for cash sorting fees related to deposits sourced from Securities Business Segment customers, as well as interest expense paid by the Banking Business Segment to each of the wholly-owned subsidiaries of the Company and to the Company itself for their operating cash held on deposit with the Banking Business Segment.
The following tables present the operating results of the segments:

	Fiscal Year Ended June 30, 2024
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$950,832	$26,207	$(15,610)	$961,429
Provision for credit losses	32,500	—	—	$32,500
Non-interest income	139,071	129,020	(45,431)	$222,660
Non-interest expense	418,695	115,091	(17,678)	$516,108
Income (loss) before taxes	$638,708	$40,136	$(43,363)	$635,481

	Fiscal Year Ended June 30, 2023
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$776,294	$21,042	$(14,215)	$783,121
Provision for credit losses	24,250	—	—	$24,250
Non-interest income	42,260	141,107	(62,879)	$120,488
Non-interest expense	391,411	102,572	(46,368)	$447,615
Income (loss) before taxes	$402,893	$59,577	$(30,726)	$431,744
Banking Business Segment
For the fiscal year ended June 30, 2024, we had pre-tax income of $638.7 million compared to pre-tax income of $402.9 million for the fiscal year ended June 30, 2023. For the fiscal year ended June 30, 2024, the increase in pre-tax income was primarily related to the increase in net interest income due largely to growth in the volume and rates earned on loans and leases, primarily from commercial & industrial lending, and a $92.4 million gain on the FDIC Loan Purchase within non-interest income, partially offset by an increase in volume and rates on interest-bearing demand and savings deposits.
We consider the ratios shown in the table below to be key indicators of the performance of our Banking Business Segment:

	Fiscal Year Ended
	June 30, 2024	June 30, 2023
Efficiency ratio	38.42%	47.82%
Return on average assets	2.20%	1.60%
Interest rate spread	3.66%	3.56%
Net interest margin	4.68%	4.48%
Our Banking Business Segment’s net interest margin exceeds our consolidated net interest margin. Our consolidated net interest margin includes certain items that are not reflected in the calculation of our net interest margin within our Banking Business Segment and reduce our consolidated net interest margin, such as the borrowing costs at the Company and the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in our Securities Business Segment, including items related to securities financing operations.

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

	For the Fiscal Years Ended June 30,
	2024			2023
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid	Average Balance[1]	Interest Income/Expense	Average Yields Earned/Rates Paid
Assets:
Loans[2,3]	$18,010,709	$1,499,572	8.33%	$15,548,042	$1,047,580	6.74%
Non-purchased loans	17,458,451	1,405,202	8.05%	15,548,042	1,047,580	6.74%
Purchased loans[4]	552,258	94,370	17.09%	—	—	—%
Interest-earning deposits in other financial institutions	2,077,696	112,239	5.40%	1,510,076	64,707	4.29%
Mortgage-backed and other securities[3]	218,031	11,234	5.15%	268,072	14,849	5.54%
Stock of the regulatory agencies	17,250	1,524	8.83%	20,936	1,462	6.98%
Total interest-earning assets	20,323,686	1,624,569	7.99%	17,347,126	1,128,598	6.51%
Non-interest-earning assets	452,752			345,535
Total Assets	$20,776,438			$17,692,661
Liabilities and Stockholder's Equity:
Interest-bearing demand and savings	$14,391,239	$626,755	4.36%	$10,299,234	$305,832	2.97%
Time deposits	1,062,644	43,892	4.13%	1,225,537	33,826	2.76%
Advances from the FHLB	107,454	3,087	2.87%	423,612	12,644	2.98%
Borrowings, subordinated notes and debentures	—	—	—%	36	—	—%
Total interest-bearing liabilities	$15,561,337	$673,734	4.33%	$11,948,419	$352,302	2.95%
Non-interest-bearing demand deposits	2,848,303			3,789,607
Other non-interest-bearing liabilities	276,585			189,457
Stockholder's equity	2,090,213			1,765,178
Total Liabilities and Stockholders' Equity	$20,776,438			$17,692,661
Net interest income		$950,835			$776,296
Interest rate spread[5]			3.66%			3.56%
Net interest margin[6]			4.68%			4.48%
1Average balances are obtained from daily data.
2Loans include loans held for sale, loan premiums and unearned fees.
3Interest income includes reductions for amortization of loan and available-for-sale securities premiums and earnings from accretion of discounts and loan fees.
4Purchased loans include loans, loan discounts and unearned fees related to the FDIC Loan Purchase.
5Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate paid on interest-bearing liabilities.
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

	Fiscal Year Ended June 30, 2024 vs 2023
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Increase (decrease) in interest income:
Loans	$181,574	$270,418	$451,992
Non-purchased loans	87,204	270,418	357,622
Purchased loans[1]	94,370	—	94,370
Interest-earning deposits in other financial institutions	26,633	20,899	47,532
Mortgage-backed and other securities	(2,453)	(1,162)	(3,615)
Stock of the regulatory agencies	(282)	344	62
Total increase (decrease) in interest income	$205,472	$290,499	$495,971
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$149,042	$171,881	$320,923
Time deposits	(4,967)	15,033	10,066
Advances from the FHLB	(9,106)	(451)	(9,557)
Total increase (decrease) in interest expense	$134,969	$186,463	$321,432
1 Purchased loans, include loans loan discounts and unearned fees related to the FDIC Loan Purchase.
For the fiscal year 2024, the Banking Business Segment’s net interest income increased $174.5 million, or 22.5%, compared to net interest income in fiscal year 2023. The growth of net interest income is reflective of higher rates earned and average balances of loans and interest-earning deposits in other financial institutions, partially offset by higher rates and average balances of interest-bearing deposits.
For the fiscal year 2024, the Banking Business Segment’s non-interest income increased $96.8 million, or 229.1%, compared to non-interest income in fiscal year 2023. The increase in non-interest income was primarily the result of a gain on FDIC Loan Purchase and an increase in mortgage banking servicing rights income from a marine loan servicing rights fair value gain.
For the fiscal year 2024, the Banking Business Segment’s non-interest expense increased $27.3 million, or 7.0%, compared to non-interest expense in fiscal 2023. The increase in non-interest expense was primarily driven by increased salaries and related costs reflecting growth in lending business.
Securities Business Segment
For the fiscal year ended June 30, 2024, our Securities Business Segment had income before taxes of $40.1 million compared to income before taxes of $59.6 million for the fiscal year ended June 30, 2023.
The following table provides our Securities Business Segment operating results:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2024	2023
Net interest income	$26,207	$21,042
Non-interest income	129,020	141,107
Non-interest expense	115,091	102,572
Income (Loss) before taxes	$40,136	$59,577
For the fiscal year 2024, the Securities Business Segment’s net interest income increased $5.2 million, or 24.5%, compared to fiscal year 2023, resulting in large part from higher rates earned on securities borrowed and margin lending, partially offset by higher rates paid on securities loaned. In the Securities Business Segment, interest is earned through margin loan balances, securities borrowed and cash deposit balances. Interest expense is incurred from cash borrowed through bank lines and securities lending.

For the fiscal year 2024, the Securities Business Segment’s non-interest income decreased $12.1 million, or 8.6%, compared to fiscal year 2023, primarily attributable to lower broker-dealer fee income, resulting from lower cash-sorting balances at non-affiliated banks, partially offset by increased advisory fee income.
For the fiscal year 2024, the Securities Business Segment’s non-interest expense increased $12.5 million, or 12.2%, compared to non-interest expense in fiscal year ended June 30, 2023, primarily related to higher salaries and related costs and broker-dealer clearing charges.
Selected information concerning Axos Clearing follows as of each date indicated:

	June 30,
(Dollars in thousands)	2024	2023
FDIC insured program balances at banks	$1,289,105	$1,627,053
Margin balances	$219,848	$205,880
Cash reserves for the benefit of customers	$113,676	$149,059
Securities lending:
Interest-earning assets – stock borrowed	$67,212	$134,339
Interest-bearing liabilities – stock loaned	$74,177	$159,832
COMPARISON OF THE FISCAL YEARS ENDED JUNE 30, 2023 AND JUNE 30, 2022
For a comparison of our fiscal year 2023 results compared to fiscal year 2022 results, see Part II, Item 7, “Comparison of the Fiscal Years Ended June 30, 2023 and June 30, 2022” in the Annual Report on Form 10-K for the fiscal year-ended June 30, 2023 filed with the SEC.
FINANCIAL CONDITION
Our total assets increased $2.6 billion, or 12.3%, to $22.9 billion, as of June 30, 2024, up from $20.3 billion at June 30, 2023. The increase in total assets primarily reflects growth in total loans of $2.8 billion on a net basis, driven by an increase in commercial and industrial - non-real estate loans, reflecting higher balances in capital call facilities. Total liabilities increased by $2.2 billion or 11.6%, to $20.6 billion at June 30, 2024, up from $18.4 billion at June 30, 2023. The increase in total liabilities primarily reflects growth in deposits of $2.2 billion. Stockholders’ equity increased by $373.4 million, or 19.5%, to $2.3 billion at June 30, 2024, up from $1.9 billion at June 30, 2023. The increase in stockholders’ equity primarily reflects net income of $450.0 million, partially offset by repurchases of $97.0 million of treasury stock.
Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio:

	At June 30,
	2024		2023		2022
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Single Family - Mortgage & Warehouse	$4,178,832	21.1%	$4,173,833	25.1%	$3,988,462	28.0%
Multifamily and Commercial Mortgage[1]	3,861,931	19.5%	3,082,225	18.5%	2,877,680	20.2%
Commercial Real Estate[1]	6,088,622	30.7%	6,199,818	37.2%	4,781,044	33.5%
Commercial & Industrial - Non-RE	5,241,766	26.5%	2,639,650	15.8%	2,028,128	14.2%
Auto & Consumer	431,660	2.2%	556,500	3.4%	578,362	4.1%
Total loans held for investment	$19,802,811	100%	$16,652,026	100%	$14,253,676	100%
Allowance for credit losses	(260,542)		(166,680)		(148,617)
Unamortized premiums/discounts, net of deferred loan fees	(310,884)		(28,618)		(13,998)
Net loans held for investment	$19,231,385		$16,456,728		$14,091,061
1 Includes PCD loans of $284.0 million in Multifamily and Commercial Mortgage and $44.5 million in Commercial Real Estate as of June 30, 2024. For further detail on PCD loans refer to Note 1—“Organizations and Summary of Significant Accounting Policies”in the Consolidated Financial Statements.

The following table sets forth the amount of loans maturing in our total loans held for investment based on the contractual terms to maturity:

	Term to Contractual Maturity as of June 30, 2024
(Dollars in thousands)	Less Than Three Months	Over Three Months Through One Year	Over One Year Through Five Years	Over 5 Years Through 15 Years	Over 15 Years	Total
Single Family - Mortgage & Warehouse	$124,717	$256,472	$10,716	$105,978	$3,680,949	$4,178,832
Multifamily and Commercial Mortgage	32,739	50,512	515,640	2,172,594	1,090,446	3,861,931
Commercial Real Estate	891,905	2,356,218	2,764,444	76,055	—	6,088,622
Commercial & Industrial - Non-RE	238,968	1,073,063	3,752,040	159,862	17,833	5,241,766
Auto & Consumer	386	2,817	208,607	194,443	25,407	431,660
Total	$1,288,715	$3,739,082	$7,251,447	$2,708,932	$4,814,635	$19,802,811
The following table sets forth the amount of our loans at June 30, 2024 that are due after one year and indicates whether they have fixed or floating/adjustable interest rates:

(Dollars in thousands)	Fixed	Floating/ Adjustable[1]	Total
Single Family - Mortgage & Warehouse	$159,049	$3,638,593	$3,797,642
Multifamily and Commercial Mortgage	228,688	3,549,991	3,778,679
Commercial Real Estate	—	2,840,499	2,840,499
Commercial & Industrial - Non-RE	413,686	3,516,049	3,929,735
Auto & Consumer	409,415	19,042	428,457
Total	$1,210,838	$13,564,174	$14,775,012
1 Included in this category are hybrid mortgages (e.g., 5/1 adjustable rate mortgages) that carry a fixed rate for an introductory term before transitioning to an adjustable rate.
The majority of our real estate loans are secured by properties located in California and New York. The following table shows the largest states and regions ranked by location of these properties:

	At June 30, 2024
	Percentage of Loan Principal Secured by Real Estate Located in State or Region
State or Region	Total Real Estate Loans	Single Family Mortgage	Multifamily real estate secured	Commercial Real Estate
California—south[1]	30.7%	55.7%	42.5%	6.1%
California—north[2]	6.6%	13.6%	7.1%	1.4%
New York	28.8%	11.7%	38.9%	34.2%
Florida	7.2%	5.4%	4.1%	10.4%
New Jersey	4.2%	0.7%	3.8%	6.8%
Texas	3.8%	1.0%	0.5%	7.7%
Arizona	2.8%	1.2%	0.1%	5.5%
Illinois	1.7%	0.4%	0.5%	3.4%
Georgia	1.6%	1.6%	0.1%	2.6%
Washington, D.C.	1.5%	0.2%	0.1%	3.3%
All other states	11.1%	8.5%	2.3%	18.6%
Total	100.0%	100.0%	100.0%	100.0%
1 Consists of loans secured by real property in California with ZIP Code ranges from 90001 to 92999.
2 Consists of loans secured by real property in California with ZIP Code ranges from 93000 to 96161.

The ratio of the loan amount to the value of the property securing the loan is called the loan-to-value ratio (“LTV”). The following table shows the LTVs of our loan portfolio on weighted-average and median bases at June 30, 2024. The LTVs were calculated by dividing (a) the current outstanding loan principal balance of both the first and second liens of the borrower by (b) the appraisal value at the time of origination of the property securing the loan.

	Total Real Estate Loans	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate
Weighted-Average LTV	48.9%	56.7%	55.5%	40.5%
Median LTV	54.0%	56.0%	50.0%	43.0%
Our effective weighted-average LTV was 49.7% for real estate loans originated during the fiscal year ended June 30, 2024.
CRE Specialty loans, which comprise 85.2% of total CRE loans as of June 30, 2024, are collateralized by underlying real estate and properties as outlined below. The total weighted-average LTV for CRE Specialty loans was 40.4% as of June 30, 2024.

	At June 30, 2024
(Dollars in thousands)	Loan Balance	Weighted-Average LTV
Multifamily	$1,945,907	39.1%
Hotel	1,020,851	40.1
Single Family Real Estate	710,026	43.0
Industrial	536,107	47.8
Other	451,220	31.9
Office	302,216	34.5
Retail	222,738	46.2
Total	$5,189,065	40.4%
Asset Quality. Loans reaching 90 days past due are generally placed on nonaccrual status. Loans not yet reaching 90 days past due may be placed on non-accrual status based on management’s assessment of the aging of contractual principal amounts due, among other factors. For an aging analysis of the Company’s loans held for investment as of June 30, 2024 and 2023, see Note 5—“Loans & Allowance for Credit Losses” in the Consolidated Financial Statements. Non-performing assets include nonaccrual loans plus other real estate owned and repossessed vehicles.
Non-performing assets consisted of the following:

	At June 30,
(Dollars in thousands)	2024	2023	2022
Non-performing assets:
Nonaccrual loans:
Single Family - Mortgage & Warehouse	$45,711	$30,714	$66,424
Multifamily and Commercial Mortgage	35,054	35,103	33,410
Commercial Real Estate	26,102	14,852	14,852
Commercial & Industrial - Non-RE	4,020	2,989	2,989
Auto & Consumer	2,472	3,502	519
Total nonaccrual loans	113,359	87,160	118,194
Foreclosed real estate	1,840	6,966	—
Repossessed - Autos	610	1,133	798
Total non-performing assets	$115,809	$95,259	$118,992
Total nonaccrual loans as a percentage of total loans	0.57%	0.52%	0.83%
Total non-performing assets as a percentage of total assets	0.51%	0.47%	0.68%
Our non-performing assets increased to $115.8 million at June 30, 2024 from $95.3 million at June 30, 2023. The increase in non-performing assets during the fiscal year ended June 30, 2024 was primarily the result of an increase in non-performing loans of $26.2 million partially offset by a decrease in other real estate owned and repossessed vehicles of $5.6 million. Non-performing assets as a percentage of total assets increased to 0.51% at June 30, 2024 from 0.47% at June 30, 2023.

Allowance for Credit Losses - Loans. The following table sets forth the changes in our allowance for credit losses, by portfolio class for the dates indicated:

(Dollars in thousands)	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total	Total Allowance as a % of Total Loans
Balance at June 30, 2021	$26,604	$13,146	$57,928	$28,460	$6,820	$132,958	1.15%
Provision for credit losses	(7,009)	1,332	11,411	2,544	10,222	18,500
Charge-offs	(82)	—	—	(322)	(4,024)	(4,428)
Recoveries	157	177	—	126	1,127	1,587
Balance at June 30, 2022	19,670	14,655	69,339	30,808	14,145	148,617	1.04%
Provision for credit losses	(2,302)	2,193	3,416	15,521	5,922	24,750
Charge-offs	(314)	—	—	—	(9,142)	(9,456)
Recoveries	449	—	—	18	2,302	2,769
Balance at June 30, 2023	17,503	16,848	72,755	46,347	13,227	166,680	1.00%
Allowance for credit losses at acquisition of PCD loans	—	58,997	11,125	—	—	70,122
Provision for credit losses	(489)	(4,434)	3,900	29,769	4,004	32,750
Charge-offs	(172)	(640)	—	(84)	(11,013)	(11,909)
Recoveries	101	—	—	—	2,798	2,899
Balance at June 30, 2024	$16,943	$70,771	$87,780	$76,032	$9,016	$260,542	1.34%
Net Charge-Offs to Average Loans - Fiscal Year Ended June 30, 2024	—%	0.02%	—%	—%	1.70%	0.05%
Net Charge-Offs to Average Loans - Fiscal Year Ended June 30, 2023	—%	—%	—%	—%	1.10%	0.04%
Net Charge-Offs (Recoveries) to Average Loans - Fiscal Year Ended June 30, 2022	—%	(0.01)%	—%	0.01%	0.57%	0.02%

The Company’s allowance for credit losses increased $93.9 million or 56.3% at June 30, 2024 from June 30, 2023. As a percentage of the outstanding loan balance, the Company’s allowance was 1.34% and 1.00% at June 30, 2024 and 2023, respectively. Provisions for credit losses were $32.8 million and $24.8 million for fiscal year 2024 and 2023, respectively. For a discussion of the changes in the allowance for credit losses in fiscal year 2024, see Note 5—“Loans & Allowance for Credit Losses” in the Consolidated Financial Statements.
For fiscal year 2024, net charge-offs were $9.0 million and increased $2.3 million compared to net charge-offs for fiscal year 2023, primarily due to net charge-offs in the auto and consumer portfolio.
For fiscal year 2023, net charge-offs were $6.7 million and increased $3.8 million compared to net charge-offs for fiscal year 2022, primarily due to net charge-offs in the auto and consumer portfolio. Certain auto loans are insured for credit losses through which the Company recognizes fee income upon the receipt of insurance proceeds following the charge-off of the loans.
Available-for-Sale Securities. The following table presents the fair value of the available-for-sale securities portfolio:

(Dollars in thousands)
June 30, 2024	$141,611
June 30, 2023	232,350
June 30, 2022	262,518

The following table sets forth the expected maturity distribution of our mortgage-backed securities (“MBS”) and the contractual maturity distribution of our non-MBS securities and the weighted-average yield for each range of maturities:

	At June 30, 2024
	Total Amount		Due Within One Year		Due After One but within Five Years		Due After Five but within Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]
Available-for-sale
MBS:
Agency[2]	$29,835	2.84%	$7,122	2.69%	$13,862	3.02%	$6,682	2.90%	$2,169	1.94%
Non-Agency[3]	110,658	5.80%	103,991	5.64%	4,665	7.52%	1,407	7.68%	595	16.84%
Total MBS	$140,493	5.17%	$111,113	5.45%	$18,527	4.16%	$8,089	3.73%	$2,764	5.15%
Municipal	3,788	3.57%	—	—%	—	—%	—	—%	3,788	3.57%
Available-for-sale—Amortized Cost	$144,281	5.13%	$111,113	5.45%	$18,527	4.16%	$8,089	3.73%	$6,552	4.23%
Available-for-sale—Fair Value	$141,611	5.14%	$110,283	5.45%	$17,388	4.16%	$7,636	3.73%	$6,304	4.23%
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
Deposits. The number of deposit accounts at the end of each of the last three fiscal years is set forth below:

	At June 30,
	2024	2023	2022
Non-interest-bearing	55,772	45,640	42,372
Interest-bearing checking and savings accounts	495,070	427,299	344,593
Time deposits	4,696	6,340	8,734
Total number of deposit accounts	555,538	479,279	395,699
For fiscal year 2024, the number of interest-bearing checking and savings accounts grew primarily due to a higher number of consumer deposit accounts from increased marketing efforts.
The following table sets forth the dollar amount of deposits by type and weighted-average interest rates at the end of each of the last three fiscal years:

	At June 30,
	2024		2023		2022
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]	Amount	Rate[1]
Non-interest-bearing	$2,975,631	—	$2,898,150	—	$5,033,970	—
Interest-bearing:
Demand	2,485,325	2.42%	3,334,615	2.43%	3,611,889	0.61%
Savings	12,960,165	4.58%	9,575,781	4.20%	4,245,555	0.95%
Total demand and savings	$15,445,490	4.23%	$12,910,396	3.74%	$7,857,444	0.79%
Time deposits
$250 and under	$567,192	4.34%	$932,436	3.72%	$651,392	1.22%
Greater than $250	370,904	4.76%	382,126	4.36%	403,616	1.41%
Total time deposits	$938,096	4.51%	$1,314,562	3.91%	$1,055,008	1.25%
Total interest-bearing	$16,383,586	4.24%	$14,224,958	3.76%	$8,912,452	0.85%
Total deposits[2]	$19,359,217	3.59%	$17,123,108	3.12%	$13,946,422	0.54%
1 Based on weighted-average stated interest rates at the end of the period.
2 Total deposits includes brokered deposits of $1,611.6 million and $2,028.5 million as of June 30, 2024 and 2023, respectively, of which $400.0 million and $690.9 million are time deposits classified as $250 and under.

The following table sets forth the average balance, the interest expense and the average rate paid by type of deposit:

	For the Fiscal Year Ended June 30,
	2024			2023			2022
(Dollars in thousands)	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid
Non-interest-bearing	$2,769,272	$—	—	$3,730,524	$—	—	$3,927,195	$—	—
Interest-bearing:
Demand	$3,702,727	$170,140	4.59%	$4,047,717	$99,119	2.45%	$3,873,382	$12,429	0.32%
Savings	10,649,842	456,538	4.29%	6,164,020	206,536	3.35%	2,899,939	7,624	0.26%
Time deposits	1,062,644	43,892	4.13%	1,225,537	33,826	2.76%	1,226,774	13,567	1.11%
Total interest-bearing deposits	$15,415,213	$670,570	4.37%	$11,437,274	$339,481	2.97%	$8,000,095	$33,620	0.42%
Total deposits	$18,184,485	$670,570	3.69%	$15,167,798	$339,481	2.24%	$11,927,290	$33,620	0.28%
Total deposits that exceeded the FDIC insurance limit of $250 or were not collateralized at June 30, 2024 and 2023, were $2.1 billion and $1.7 billion, respectively. The maturities of certificates of deposit that exceeded the FDIC insurance limit of $250 at June 30, 2024 are as follows:

(Dollars in thousands)	June 30, 2024
3 months or less	$138,769
3 months to 6 months	198,566
6 months to 12 months	28,832
Over 12 months	4,738
Total	$370,905
LIQUIDITY AND CAPITAL RESOURCES
Liquidity. Our sources of liquidity include deposits, borrowings, payments and maturities of outstanding loans, sales of loans, maturities or sales of available-for-sale securities and other short-term investments. While scheduled loan payments and maturing available-for-sale securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We generally invest excess funds in overnight deposits and other short-term interest-earning assets. We use cash generated through retail deposits, our largest funding source, to offset the cash utilized in lending and investing activities. Our short-term interest-earning available-for-sale securities are used to provide liquidity for lending and other operational requirements.
Axos Bank can borrow up to 35% of its total assets from the FHLB. Borrowings are collateralized by pledging certain mortgage loans and available-for-sale securities to the FHLB. Based on loans and securities pledged at June 30, 2024, we had a total borrowing availability of an additional $3,012.6 million available immediately and an additional $4,229.1 million available with additional collateral, for advances from the FHLB for terms of up to ten years. As of June 30, 2024, the Company pledged $4,942.8 million of loans and $149.0 thousand of securities to the FHLB to secure its borrowings. At June 30, 2024, we had $275.0 million in unsecured federal funds lines of credit with six major banks under which there were no borrowings outstanding.
The Bank can borrow short-term from the FRBSF Discount Window. At June 30, 2024, the Bank did not have any borrowings outstanding and the amount available from this source was $6,976.2 million. Borrowings are collateralized by pledging commercial loans and consumer loans. At June 30, 2024, the Bank had $8,197.2 million of loans pledged to the FRBSF.
Our future borrowings will depend on the growth of our lending operations and our exposure to interest rate risk. We expect to continue to use deposits and advances from the FHLB as the primary sources of funding our future asset growth.
Axos Clearing has a $150.0 million third-party secured line of credit available for borrowing. As of June 30, 2024, there was no amount outstanding. These credit facilities bear interest at rates based on the Federal Funds rate and borrowings are due upon demand.
Axos Clearing has a $110.0 million unsecured line of credit available for limited purpose borrowing. As of June 30, 2024, there was no amount outstanding after elimination of intercompany balances. This credit facility bears interest at rates based on the Federal Funds rate and borrowings are due upon demand. The unsecured line of credit requires Axos Clearing to operate in accordance with specific covenants with respect to capital and debt ratios. Axos Clearing was in compliance with all covenants as of June 30, 2024.
In December 2004, we completed a transaction that resulted in the issuance of $5.2 million of junior subordinated debentures for our Company with a stated maturity date of February 23, 2035. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month term SOFR plus 26.161 basis points, for a rate of 7.99% as of June 30, 2024, with interest paid quarterly.
In January 2019, we issued subordinated notes totaling $7.5 million to the principal stockholders of Cor Securities Holdings, Inc. (“COR Securities”) in an equal principal amount, with a maturity of 15 months, to serve as the source of payment of indemnification obligations of the principal stakeholders of COR Securities under the applicable merger agreement. Interest accrues at a rate of 6.25% per annum. During the fiscal year ended June 30, 2019, $0.1 million of subordinated loans were repaid. The Company has made an indemnification claim against the $7.4 million remaining amount.
In September 2020, the Company completed the sale of $175 million aggregate principal amount of its 4.875% Fixed-to-Floating Rate Subordinated Notes due October 1, 2030 (the “2030 Notes”). The 2030 Notes mature on October 1, 2030 and accrue interest at a fixed rate per annum equal to 4.875%, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2021. From and including October 1, 2025, to, but excluding October 1, 2030 or the date of early redemption, the 2030 Notes will bear interest at a floating rate per annum equal to the three-month term SOFR plus a spread of 476 basis points, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on January 2026. The 2030 Notes may be redeemed on or after October 1, 2025, which date may be extended at the Company’s discretion, at a redemption price equal to principal plus accrued and unpaid interest, subject to certain conditions.
In February 2022, the Company completed the sale of $150 million aggregate principal amount of its 4.00% Fixed-to-Floating Rate Subordinated Notes (the “2032 Notes”). The 2032 Notes are obligations only of Axos Financial, Inc. The 2032 Notes mature on March 1, 2032 and accrue interest at a fixed rate per annum equal to 4.00%, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2022. From and including March 1, 2027, to, but excluding March 1, 2032 or the date of early redemption, the 2032 Notes will bear interest at a floating rate per annum equal to three-month term SOFR plus a spread of 227 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on June 1, 2027. The 2032 Notes may be redeemed on or after March 1, 2027, which date may be extended at the Company’s discretion, at a redemption price equal to principal plus accrued and unpaid interest, subject to certain conditions. Fees and costs incurred in connection with the debt offering amortize to interest expense over the term of the 2032 Notes. On March 6, 2024, the Company paid $4.2 million to repurchase $5.0 million par value of its 2032 Notes resulting in a pre-tax non-cash gain on extinguishment of $0.7 million, after accounting for unamortized issuance costs and accrued interest. On April 6, 2024, the Company paid $4.8 million to repurchase $5.0 million par value of its 2032 Notes resulting in a pre-tax non-cash gain on extinguishment of $0.2 million, after accounting for unamortized issuance costs and accrued interest. The non-cash gains are recorded in “General and administrative expense” in the Consolidated Statement of Income for the fiscal year ended June 30, 2024.
In February 2024, we filed a new shelf registration with the SEC which allows us to issue up to $500.0 million through the sale of common stock, preferred stock, debt securities, warrants, subscription rights and units.
We view our liquidity sources to be stable and adequate for our anticipated needs and contingencies for both the short and long-term. Due to the diversified sources of our deposits, while maintaining approximately 90% of our total Bank deposits in insured or collateralized accounts as of June 30, 2024, we believe we have the ability to increase our level of deposits, and have available other potential sources of funding, to address our liquidity needs for the foreseeable future.
For additional information on certain contractual and other obligations, see Note 9—“Other Assets,” Note 11—“Deposits,” Note 12—“Advances from the Federal Home Loan Bank,” Note 13—“Borrowings, Subordinated Debt and Debentures” and Note 18—“Commitments, Contingencies and Off-Balance Sheet Activities” in the Consolidated Financial Statements. See Item 3. “Legal Proceedings” for further information on pending litigation.
Consolidated and Bank Capital Requirements. Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our Consolidated Financial Statements. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for our Company and Bank. Information presented for June 30, 2024, reflects the Basel III capital requirements for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-

balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. At June 30, 2024, our Company and Bank met all the capital adequacy requirements to which they were subject to and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since June 30, 2024 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.
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
The Company’s and Bank’s capital ratios and requirements were as follows:

			Minimum Capital Requirement	Minimum Capital Requirement with Capital Buffer	Minimum to Be Well Capitalized
	June 30,
	2024	2023
Regulatory Capital Ratios (Company):
Tier 1 leverage ratio	9.43%	8.96%	4.00%	4.00%	N/A
Common equity tier 1 capital ratio	12.01%	10.94%	4.50%	7.00%	N/A
Tier 1 risk-based capital ratio	12.01%	10.94%	6.00%	8.50%	N/A
Total risk-based capital ratio	14.84%	13.82%	8.00%	10.50%	N/A

Regulatory Capital Ratios (Bank):
Tier 1 leverage ratio	9.74%	9.68%	4.00%	4.00%	5.00%
Common equity tier 1 capital ratio	12.74%	11.63%	4.50%	7.00%	6.50%
Tier 1 risk-based capital ratio	12.74%	11.63%	6.00%	8.50%	8.00%
Total risk-based capital ratio	13.81%	12.50%	8.00%	10.50%	10.00%
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
The net capital position of Axos Clearing was as follows:

(Dollars in thousands)	June 30, 2024	June 30, 2023
Net capital	$101,462	$35,221
Excess capital	$96,654	$29,905

Net capital as a percentage of aggregate debit items	42.21%	13.25%
Net capital in excess of 5% aggregate debit items	$89,442	$21,930
Axos Clearing, as a clearing broker, is subject to SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the exclusive benefit of customers (“Customer Reserve Bank Account”) and proprietary accounts of brokers (“PAB Reserve Account”). As of June 30, 2024, Axos Clearing was in compliance with its Customer Reserve Bank Account and PAB Reserve Account deposit requirements.

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
We are exposed to different types of interest rate risk. These risks include lag, repricing, basis, prepayment and lifetime cap risk, each of which is described in further detail below:
Lag Risk and Repricing Risk. Lag risk results from the inherent timing difference between the repricing of our adjustable rate assets and our liabilities. Repricing risk is caused by the mismatch of repricing methods between interest-earning assets and interest-bearing liabilities. Lag risk and repricing risk can produce short-term volatility in our net interest income during periods of interest rate movements even though the effect of this lag generally balances out over time. One example of lag risk is the repricing of assets indexed to the monthly treasury average (“MTA”). The MTA index is based on a moving average of rates outstanding during the previous 12 months. A sharp movement in interest rates in a month will not be fully reflected in the index for 12 months resulting in a lag in the repricing of our loans and securities based on this index. We expect more of our interest-earning assets will mature or reprice within one year than will our interest-bearing liabilities, resulting in a one year positive interest rate sensitivity gap (the difference between our interest rate sensitive assets maturing or repricing within one year and our interest rate sensitive liabilities maturing or repricing within one year, expressed as a percentage of total interest-earning assets). In a rising interest rate environment, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a greater increase in its yield on assets relative to its cost on liabilities, and thus an increase in its net interest income. If our interest-bearing liabilities lag in repricing is shorter, or reprices faster, than our interest-earning assets lag, then it would result in a reduction to our net interest income.
Basis Risk. Basis risk occurs when assets and liabilities have similar repricing timing but repricing is based on different market interest rate indices. Our earning assets that reprice are directly tied to various indices, such as: U.S. Treasury, SOFR, Ameribor, Bloomberg Short Term Bank Yield Index (“BSBY”), Federal Funds (“Fed Funds”), Interest Rate on Excess Reserves (“IOER”) and Prime. Generally, our deposit rates are not directly tied to these same indices. A portion of the Bank’s deposits are based on administrative rates controlled by management and the remaining portion are directly tied to Fed Funds. Therefore, if liability-linked indices rise faster than asset-linked indices and there are no other changes in our asset/liability mix, our net interest income will likely decline due to basis risk.
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
Lifetime Cap Risk. Our adjustable rate loans have lifetime interest rate caps. In periods of rising interest rates, it is possible for the fully indexed interest rate (index rate plus the margin) to exceed the lifetime interest rate cap. This feature prevents the loan from repricing to a level that exceeds the cap’s specified interest rate, thus adversely affecting net interest income in periods of relatively high interest rates. On a weighted-average basis, our adjustable rate loans at June 30, 2024 had lifetime rate caps that were 526 basis points greater than their current stated note rates. If market rates rise by more than the interest rate cap, we will not be able to increase these loan rates above the interest rate cap.
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
Banking Business Segment
The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities that were outstanding at June 30, 2024 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	June 30, 2024
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$1,996,470	$—	$—	$—	$1,996,470
Mortgage-backed and other securities[1]	109,264	3,131	13,283	15,933	$141,611
Stock of the FHLB, at cost	17,250	—	—	—	$17,250
Loans[2]	13,533,178	1,522,351	3,942,999	232,758	$19,231,286
Loans held for sale	16,482	—	—	—	$16,482
Total interest-earning assets	15,672,644	1,525,482	3,956,282	248,691	21,403,099
Non-interest-earning assets	—	—	—	—	$762,528
Total assets	$15,672,644	$1,525,482	$3,956,282	$248,691	$22,165,627
Interest-bearing liabilities:
Interest-bearing deposits[3]	$15,166,641	$1,241,069	$25,268	$12	$16,432,990
Advances from the FHLB	30,000	—	—	60,000	$90,000
Total interest-bearing liabilities	15,196,641	1,241,069	25,268	60,012	16,522,990
Other non-interest-bearing liabilities	—	—	—	—	$3,344,124
Stockholders’ equity	—	—	—	—	$2,298,513
Total liabilities and equity	$15,196,641	$1,241,069	$25,268	$60,012	$22,165,627
Net interest rate sensitivity gap	$476,003	$284,413	$3,931,014	$188,679	$4,880,109
Cumulative gap	$476,003	$760,416	$4,691,430	$4,880,109	$4,880,109
Net interest rate sensitivity gap—as a % of total interest-earning assets	2.22%	1.33%	18.37%	0.88%	22.80%
Cumulative gap—as a % of total cumulative interest-earning assets	2.22%	3.55%	21.92%	22.80%	22.80%
1 Comprised of U.S. government securities, mortgage-backed securities and other securities. The table reflects contractual repricing dates.
2 Loans includes loan premiums, discounts and unearned fees. The table reflects either contractual repricing dates or expected maturities.
3 The table assumes that the principal balances for demand deposit and savings accounts will reprice in the first year.
The above table provides an approximation of the projected re-pricing of assets and liabilities at June 30, 2024 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected are based on historical experience. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience. Actual repayments of these instruments could vary substantially if future experience differs from our historic experience.
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
The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the 1-12 months’ and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Bank assumes no growth in the balance sheet other than for retained earnings:

	As of June 30, 2024
	First 12 Months		Next 12 Months
(Dollars in thousands)	Net Interest Income	Percentage Change from Base	Net Interest Income	Percentage Change from Base
Up 200 basis points	$1,135,401	9.4%	$1,207,819	5.6%
Base	$1,037,790	—%	$1,143,255	—%
Down 200 basis points	$938,090	(9.6)%	$1,072,185	(6.2)%
We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We analyze the MVE sensitivity to an immediate parallel and sustained shift in interest rates derived from the underlying interest rate curves.
The following table indicates the sensitivity of MVE to the interest rate movement as described above:

	As of June 30, 2024
(Dollars in thousands)	Market Value of Equity	Percentage Change from Base	MVE as a Percentage of Assets
Up 200 basis points	$2,525,333	(0.9)%	11.5%
Up 100 basis points	$2,550,197	0.1%	11.5%
Base	$2,548,547	—%	11.5%
Down 100 basis points	$2,561,280	0.5%	11.4%
Down 200 basis points	$2,540,087	(0.3)%	11.3%
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
Securities Business Segment
Our Securities Business Segment is exposed to market risk primarily due to its role as a financial intermediary in customer transactions, which may include purchases and sales of securities, securities lending activities, and in our trading activities, which are used to support sales, underwriting and other customer activities. We are subject to the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates, market prices, investor expectations and changes in credit ratings of the issuer.
Our Securities Business Segment is exposed to interest rate risk as a result of maintaining inventories of interest rate sensitive financial instruments and other interest-earning assets including customer and correspondent margin loans and securities borrowing activities. Our exposure to interest rate risk is also from our funding sources including customer and correspondent cash balances, bank borrowings and securities lending activities. Interest rates on customer and correspondent balances and securities produce a positive spread with rates generally fluctuating in parallel.
With respect to securities held, our interest rate risk is managed by setting and monitoring limits on the size and duration of positions and on the length of time securities can be held. The majority of the interest rates on customer and correspondent margin loans are indexed and can vary daily. Our funding sources are generally short term with interest rates that can vary daily.
At June 30, 2024, Axos Clearing held municipal obligations classified as trading securities and had maturities greater than 10 years.

Our Securities Business Segment is engaged in various brokerage and trading activities that expose us to credit risk arising from potential non-performance from counterparties, customers or issuers of securities. This risk is managed by setting and monitoring position limits for each counterparty, conducting periodic credit reviews of counterparties, reviewing concentrations of securities and conducting business through central clearing organizations.
Collateral underlying margin loans to customers and correspondents and underlying securities lending activities is marked to market daily and additional collateral is obtained or refunded, as necessary.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Refer to the “Index to Consolidated Financial Statements” for an index of the financial statements filed as a part of this report, which begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report On Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(1) promulgated under the Exchange Act as a process designed by, or under the supervision of; our principal executive and principal financial officers and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:
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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 version). Based on this assessment, management has determined that our internal control over financial reporting as of June 30, 2024 was effective.
BDO USA, P.C. has audited the effectiveness of the company’s internal control over financial reporting as of June 30, 2024, as stated in their report dated August 22, 2024.
Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024 (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Axos Financial, Inc.
Las Vegas, Nevada
Opinion on Internal Control over Financial Reporting
We have audited Axos Financial, Inc.’s (the “Company’s”) internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of June 30, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2024, and the related notes and our report dated August 22, 2024 expressed an unqualified opinion thereon.
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
/s/ BDO USA, P.C.
San Diego, California

August 22, 2024

ITEM 9B. OTHER INFORMATION
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company has adopted an insider trading policy governing the purchase, sale, and/or other disposition of the Company’s securities by Company personnel, including employees, officers and directors, and the Company itself. Additionally, the insider trading policy includes provisions that prohibit Company personnel, including employees, officers and directors, from engaging in speculative securities transactions related to Company securities without prior written consent of the Chief Financial Officer, including: purchasing the Company’s securities on margin; short sales; buying or selling puts or calls; engaging in derivative transactions relating to the Company’s securities; and pledging the Company’s securities. The insider trading policy has been reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards of the New York Stock Exchange.
The information called for by this item with respect to directors and executive officers is incorporated herein by reference to the information contained in the sections captioned “Election of Directors” and “Executive Compensation” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2024 (the “Proxy Statement”).
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1).	Financial Statements: See Part II, Item 8—Financial Statements and Supplementary Data.
(a)(2).	Financial Statement Schedules: All financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.
(a)(3).	Exhibits:

Exhibit Number	Description	Incorporated By Reference to
2.1	Agreement and Plan of Merger, by and among Axos Clearing, LLC, Axos Clarity MergeCo., Inc., Cor Securities Holdings, Inc., the Seller Parties thereto and the Holder Representative, dated September 28, 2018	Exhibit 2.1 to the Current Form 8-K filed on October 1, 2018.
3.1	Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 6, 1999	Exhibit 3.1 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.1	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on August 19, 1999	Exhibit 3.5 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.2	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on February 25, 2003	Exhibit 3.6 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.3	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on January 25, 2005	Exhibit 3.2 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.4	Certificate Eliminating Reference to a Series of Shares from the Certificate of Incorporation of the Company	Exhibit 3.3 to the Current Report on Form 8-K filed on September 7, 2011.
3.1.5	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on October 25, 2013	Exhibit 3.1 to the Current Report on Form 8-K filed on October 28, 2013.
3.1.6	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 5, 2015	Exhibit 3.1 to the Current Report on Form 8-K filed on November 6, 2015.
3.1.7	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on September 11, 2018	Exhibit 3.1 to the Current Report on Form 8-K filed on September 11, 2018.
3.1.8	Certificate of Elimination relating to the Series A - 6% Cumulative Nonparticipating Perpetual Preferred Stock Convertible through January 2009, filed with the Delaware Secretary of State on January 25, 2021.	Exhibit 3.1.8 to the Quarterly Report on Form 10-Q filed on January 28, 2021.
3.1.9	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 14, 2022	Exhibit 3.1.10 to the Quarterly Report on Form 10-Q filed on January 26,2023.
3.2	Amended and Restated By-laws	Exhibit 3.2 to the Current Report on Form 8-K filed on May 30, 2023.
4.1	Form of Common Stock Certificate of the Company	Exhibit 4.1 to the Current Report on Form 8-K filed on September 12, 2018.
4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.2 to the Annual Report on Form 10-K filed August 26, 2021.
4.3	Indenture for Subordinated Debt Securities, dated as of March 3, 2016, between Axos Financial, Inc. and U.S. Bank National Association, as trustee	Exhibit 4.1 to the Current Report on 8-K filed on September 18, 2020.
4.4	Second Supplemental Indenture, dated as of September 18, 2020, between Axos Financial, Inc. and U.S. Bank National Association, as trustee	Exhibit 4.2 to the Current Report on 8-K filed on September 18, 2020.
4.5	Form of Global Note to represent the 4.875% Fixed-to-Floating Rate Subordinated Notes due 2030 of Axos Financial, Inc.	Exhibit 4.3 to the Current Report on 8-K filed on September 18, 2020.
4.6	Indenture, dated as of February 24, 2022, between Axos Financial, Inc. and U.S. Bank Trust Company, National Association, as trustee	Exhibit 4.1 to the Current Report on 8-K filed on February 24, 2022.
4.7	First Supplemental Indenture, dated as of February 24, 2022, between Axos Financial, Inc. and U.S. Bank Trust Company, National Association, as trustee.	Exhibit 4.2 to the Current Report on 8-K filed on February 24, 2022.
4.8	Form of Global Note to represent the 4.00% Fixed-to-Floating Rate Subordinated Notes due 2032 of Axos Financial, Inc. (included in Exhibit 4.2 as Exhibit A).	Exhibit 4.3 to the Current Report on 8-K filed on February 24, 2022.
10.1	Form of Indemnification Agreement between the Company and each of its executive officers and directors	Exhibit 10.1 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on February 24, 2005.
10.2*	2004 Employee Stock Purchase Plan, including forms of agreements thereunder	Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
10.3*	Amended and Restated Employment Agreement, between Axos Bank and Andrew J. Micheletti.	Exhibit 10.3 to the Current Report on Form 8-K filed on October 28, 2021.

Exhibit Number	Description	Incorporated By Reference to
10.4	Amended and Restated Declaration of Trust of BofI Trust I dated December 16, 2004	Exhibit 10.10 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
10.5*	Amended and Restated Employment Agreement, dated May 26, 2011, between the Company and subsidiaries, and Gregory Garrabrants	Exhibit 99.1 to the Current Report on Form 8-K filed on May 27, 2011.
10.5.1*	Second Amended and Restated Employment Agreement, dated June 30, 2017, between the Company and subsidiaries, and Gregory Garrabrants	Exhibit 99.1 to the Current Report on Form 8-K filed on July 7, 2017.
10.6	Lease Agreement dated December 5, 2011 between La Jolla Village, LLC and the Company	Exhibit 99.1 to the Current Report on Form 8-K filed on December 9, 2011.
10.7*	Description of Amendment to Employment Letter between Eshel Bar-Adon and BofI Federal Bank	Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 6, 2014.
10.8*	Description of Amendment to Employment Letter between Brian Swanson and BofI Federal Bank	Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on May 6, 2014.
10.8.1*	Description of Amendment to Employment Letter between Brian Swanson and BofI Federal Bank	Exhibits 99.1 and 99.2 to the Current Report on Form 8-K filed on January 15, 2015.
10.9	Office Space Lease Between Pacifica Tower LLC and BofI Holding, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on May 18, 2018.
10.1	Sixth Amendment to Office Space Lease Between 4350 La Jolla Village LLC and BofI Holding, Inc.	Exhibit 10.2 to the Current Report on Form 8-K filed on May 18, 2018.
10.11	Guaranty of Payment and Performance of Agreement and Plan of Merger, executed by the Company in favor of Cor Securities Holdings, Inc. on September 28, 2018	Exhibit 10.1 to the Current Report on Form 8-K filed on October 1, 2018
10.12*	Axos Financial, Inc. Amended and Restated 2014 Stock Incentive Plan	Appendix A to the Proxy Statement on Schedule 14A, filed on September 25, 2023
10.13*	Description of Amendment to Employment Letter between Raymond Matsumoto and Axos Financial, Inc.	Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on October 29, 2020.
10.14*	Amendment to Offer Letter between Derrick K. Walsh and Axos Financial, Inc.	Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on October 28, 2021.
10.15*	Change of Control Severance Agreement between Derrick K. Walsh and Axos Financial, Inc. and Axos Bank	Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on October 28, 2021.
10.16*	Form of Axos Financial, Inc. Amended and Restated 2014 Stock Incentive Plan Restricted Stock Award Unit Agreement	Exhibit 10.18 to the Annual Report on Form 10-K filed on September 8, 2022.
10.17*	Form of Axos Financial, Inc. Amended and Restated 2014 Stock Incentive Plan Amendment to Restricted Stock Award Unit Agreement (Director Award)	Exhibit 10.19 to the Annual Report on Form 10-K filed on August 29, 2023.
10.18*	Form of Axos Financial, Inc. Amended and Restated 2014 Stock Incentive Plan Restricted Stock Award Unit Agreement (Director Award)	Exhibit 10.20 to the Annual Report on Form 10-K filed on August 29, 2023.
10.19	First Amendment to Office Space Lease Between Pacifica Tower LLC and Axos Financial, Inc.	Exhibit 10.21 to the Annual Report on Form 10-K filed on August 29, 2023.
19.1	Insider Trading Policy	Filed herewith.
21.1	Subsidiaries of the Company	Filed herewith.
23.1	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm	Filed herewith.
24.1	Power of Attorney, incorporated by reference to the signature page to this report.	Signature page to this report.
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	Filed herewith.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document	Filed herewith.
101.LAB**	Inline XBRL Taxonomy Label Linkbase Document	Filed herewith.

Exhibit Number	Description	Incorporated By Reference to
101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document	Filed herewith.
101.DEF**	Inline XBRL Taxonomy Definition Document	Filed herewith.
101.INS**	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
104**	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101
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

AXOS FINANCIAL, INC.

Date:	August 22, 2024	By:	/s/ Gregory Garrabrants
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant as of August 22, 2024 in the capacities indicated:

Signature	Title

/s/ Gregory Garrabrants	Chief Executive Officer (Principal Executive Officer), Director
Gregory Garrabrants

/s/ Derrick K. Walsh	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Derrick K. Walsh

/s/ Paul J. Grinberg	Chairman
Paul J. Grinberg

/s/ Nicholas A. Mosich	Vice Chairman
Nicholas A. Mosich

/s/ James S. Argalas	Director
James S. Argalas

/s/ Tamara N. Bohlig	Director
Tamara N. Bohlig

/s/ Stefani D. Carter	Director
Stefani D. Carter

/s/ James J. Court	Director
James J. Court

/s/ Uzair Dada	Director
Uzair Dada

/s/ Edward J. Ratinoff	Director
Edward J. Ratinoff

/s/ Roque A. Santi	Director
Roque A. Santi

/s/ Sara Wardell-Smith	Director
Sara Wardell-Smith

AXOS FINANCIAL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Axos Financial, Inc.
Las Vegas, Nevada
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Axos Financial, Inc. (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated August 22, 2024, expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for credit losses
As discussed in Notes 1 and 5 to the consolidated financial statement, the Company records their allowance for credit losses (“ACL”) under Accounting Standards Codification Topic 326, Financial Instruments - Credit Losses (“ASC 326”). The Company’s ACL methodology considers many factors including, but not limited to, historical loss experience, where available, estimated defaults based on portfolio trends, changes in collateral values, portfolio composition and loan concentration, current lending policies and the effects of any new policies. Management’s expectation of future economic conditions is reflected in management’s selection and weighting of economic forecast scenarios.
We identified a critical audit matter related to the weighting of economic forecast scenarios within the Commercial Real Estate (including construction lending) and Commercial & Industrial loan portfolio segments as this assessment utilizes economic forecasts, which are subject to uncertainty, and are based on the Company’s current and expected outlook. Given the significance of the ACL, the sensitivity to the change of the weightings, and the management judgment required, performing audit procedures to evaluate the reasonableness of the weighting of economic forecast scenarios required a high degree of auditor judgment due to the nature of audit evidence and nature and extent of audit effort required to address these matters, including the extent of specialized skill and knowledge needed.

The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of controls over the ACL, including management’s controls over the weighting of economic forecast scenarios;
•Evaluating the reasonableness of the weighting of economic forecast scenarios by assessing the magnitude and directional consistency of changes, or lack thereof, in the level of adjustments as compared to underlying external information sources;
•Considering disconfirming evidence by performing a market analysis to evaluate the appropriateness of conclusions reached; and
•Utilizing professionals with specialized skill and knowledge in valuation and business analytics to assist in evaluating the reasonableness and conceptual soundness of the ACL modeling framework applied in the ACL models by comparing to accounting and industry standards.
PCD - Allowance for credit losses
As discussed in Notes 1, 2 and 5 to the consolidated financial statements, the Company purchased two loan portfolios, comprising of purchased credit deteriorated (“PCD”) and non-PCD loans from the Federal Deposit Insurance Corporation. Of the loans purchased, $170.5 million were determined to be PCD, with an allowance for credit losses at acquisition of $70.1 million. For PCD loans, the initial estimate of expected credit losses is recognized in the allowance for credit losses on the date of acquisition. The initial amortized cost of PCD loans is determined by reducing the loans’ par value by the acquisition date estimate of expected credit losses with any difference between the resulting amount and the loans’ purchase price recorded as a non-credit-related discount. The Company calculates the allowance related to the PCD loans through a model that estimates the probability of default and loss given default.
We identified a critical audit matter related to the initial model set up of the allowance for PCD loans, specifically the evaluation of the reasonableness of the source of the assumptions used to calculate the probability of default and liquidation costs as of acquisition date. Management is required to make significant judgments to determine the third party or internal data source that is most appropriate to utilize within their model, given the Company does not have a history of acquiring PCD loans. Given the judgmental and subjective nature of the assumptions, auditing the allowance related to PCD loans involved a high degree of auditor judgment due to the nature of audit evidence and extent of auditor effort.
The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of controls over the allowance for PCD loans, including management’s controls over the determination of the source of the assumptions used to calculate the probability of default and liquidation costs as of the acquisition date;
•Evaluating management’s process used to develop the assumptions by agreeing them back to source data;
•Utilizing professionals with specialized skills and knowledge in valuation and business analytics to assist in evaluating the reasonableness and conceptual soundness of the methodology utilized to calculate the probability of default and liquidation costs using the selected assumptions by evaluating the relevance of the sources utilized and the consistency of the model with the existing ACL modeling framework; and
•Evaluating the reasonableness and conceptual soundness of the assumptions by assessing the availability of disconfirming evidence as compared to underlying internal and external information sources.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2013.
San Diego, California
August 22, 2024

AXOS FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS

	At June 30,
(Dollars in thousands, except par value)	2024	2023
ASSETS
Cash and cash equivalents	$1,979,979	$2,233,027
Restricted cash	205,797	149,059
Total cash, cash equivalents and restricted cash	2,185,776	2,382,086
Trading securities	353	758
Available-for-sale securities	141,611	232,350
Stock of regulatory agencies	21,957	21,510
Loans held for sale, carried at fair value	16,482	23,203
Loans held for sale, lower of cost or fair value	—	776
Loans—net of allowance for credit losses of $260,542 as of June 30, 2024 and $166,680 as of June 30, 2023	19,231,385	16,456,728
Servicing rights, carried at fair value	28,924	25,443
Securities borrowed	67,212	134,339
Customer, broker-dealer and clearing receivables	240,028	374,074
Goodwill and other intangible assets—net	141,769	152,149
Other assets	779,837	545,053
TOTAL ASSETS	$22,855,334	$20,348,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$2,975,631	$2,898,150
Interest-bearing	16,383,586	14,224,958
Total deposits	19,359,217	17,123,108
Advances from the Federal Home Loan Bank	90,000	90,000
Borrowings, subordinated notes and debentures	325,679	361,779
Securities loaned	74,177	159,832
Customer, broker-dealer and clearing payables	301,127	445,477
Accounts payable and other liabilities	414,538	251,114
Total liabilities	20,564,738	18,431,310
COMMITMENTS AND CONTINGENCIES (Note 18)
STOCKHOLDERS’ EQUITY:
Common stock—$0.01 par value; 150,000,000 shares authorized, 70,221,632 shares issued and 56,894,565 shares outstanding as of June 30, 2024; 69,465,446 shares issued and 58,943,035 shares outstanding as of June 30, 2023	702	695
Additional paid-in capital	510,232	479,878
Accumulated other comprehensive income (loss)—net of income tax	(2,466)	(6,610)
Retained earnings	2,185,617	1,735,609
Treasury stock, at cost; 13,327,067 shares as of June 30, 2024 and 10,522,411 shares as of June 30, 2023	(403,489)	(292,413)
Total stockholders’ equity	2,290,596	1,917,159
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,855,334	$20,348,469

See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended June 30,
(Dollars in thousands, except earnings per common share)	2024	2023	2022
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$1,499,572	$1,048,874	$626,628
Securities borrowed and customer receivables	22,407	18,657	20,512
Investments and other	133,628	89,607	12,588
Total interest and dividend income	1,655,607	1,157,138	659,728
INTEREST EXPENSE:
Deposits	670,570	339,481	33,620
Advances from the Federal Home Loan Bank	3,087	12,644	4,625
Securities loaned	2,214	3,673	1,124
Other borrowings	18,307	18,219	13,201
Total interest expense	694,178	374,017	52,570
Net interest income	961,429	783,121	607,158
Provision for credit losses	32,500	24,250	23,750
Net interest income, after provision for credit losses	928,929	758,871	583,408
NON-INTEREST INCOME:
Broker-dealer fee income	48,136	46,503	22,880
Advisory fee income	31,335	28,324	29,230
Banking and service fees	35,723	32,938	28,752
Mortgage banking and servicing rights income	10,000	7,101	19,198
Prepayment penalty fee income	5,069	5,622	13,303
Gain on acquisition	92,397	—	—
Total non-interest income	222,660	120,488	113,363
NON-INTEREST EXPENSE:
Salaries and related costs	250,873	204,271	167,390
Data and operational processing	69,370	60,557	50,159
Depreciation and amortization	27,086	23,387	24,596
Advertising and promotional	42,797	37,150	13,580
Professional services	36,532	29,268	22,482
Occupancy and equipment	16,704	15,647	13,745
FDIC and regulatory fees	20,546	15,534	11,823
Broker-dealer clearing charges	18,260	13,433	15,184
General and administrative expense	33,940	48,368	37,853
Total non-interest expense	516,108	447,615	356,812
INCOME BEFORE INCOME TAXES	635,481	431,744	339,959
INCOME TAXES	185,473	124,579	99,243
NET INCOME	$450,008	$307,165	$240,716
Basic earnings per common share	$7.82	$5.15	$4.04
Diluted earnings per common share	$7.66	$5.07	$3.97

See accompanying notes to the consolidated financial statements.`

AXOS FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended June 30,
(Dollars in thousands)	2024	2023	2022
NET INCOME	$450,008	$307,165	$240,716
Net unrealized gain (loss) from available-for-sale securities, net of tax expense (benefit) of $1,787, $(1,575), and $(2,416) for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.	4,144	(3,677)	(5,440)
Other comprehensive income (loss)	4,144	(3,677)	(5,440)
COMPREHENSIVE INCOME	$454,152	$303,488	$235,276

See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Retained Earnings	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
Balance as of June 30, 2021	68,069,321	(8,751,377)	59,317,944	$681	$432,550	$2,507	$1,187,728	$(222,530)	$1,400,936
Net income	—	—	—	—	—	—	240,716	—	240,716
Other comprehensive income (loss)	—	—	—	—	—	(5,440)	—	—	(5,440)
Stock-based compensation activity	790,401	(330,396)	460,005	8	21,234	—	—	(14,481)	6,761
Balance as of June 30, 2022	68,859,722	(9,081,773)	59,777,949	$689	$453,784	$(2,933)	$1,428,444	$(237,011)	$1,642,973
Net income	—	—	—	—	—	—	307,165	—	307,165
Other comprehensive income (loss)	—	—	—	—	—	(3,677)	—	—	(3,677)
Purchase of treasury stock	—	(1,321,161)	(1,321,161)	—	—	—	—	(49,258)	(49,258)
Stock-based compensation activity	605,724	(119,477)	486,247	6	26,094	—	—	(6,144)	19,956
Balance as of June 30, 2023	69,465,446	(10,522,411)	58,943,035	$695	$479,878	$(6,610)	$1,735,609	$(292,413)	$1,917,159
Net income	—	—	—	—	—	—	450,008	—	450,008
Other comprehensive income (loss)	—	—	—	—	—	4,144	—	—	4,144
Purchase of treasury stock	—	(2,541,254)	(2,541,254)	—	—	—	—	(97,023)	(97,023)
Stock-based compensation activity	756,186	(263,402)	492,784	7	30,354	—	—	(14,053)	16,308
Balance as of June 30, 2024	70,221,632	(13,327,067)	56,894,565	$702	$510,232	$(2,466)	$2,185,617	$(403,489)	$2,290,596

See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
(Dollars in thousands)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$450,008	$307,165	$240,716
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	27,086	23,387	24,596
Other accretion and amortization	(58,275)	(1,616)	3,933
Stock-based compensation expense	35,194	26,100	21,242
Trading activity	405	1,000	225
Provision for credit losses	32,500	24,250	23,750
Deferred income taxes	33,134	(19,586)	(9,400)
Origination of loans held for sale	(197,305)	(160,607)	(656,487)
Unrealized and realized gains on loans held for sale	(8,639)	(7,999)	(16,237)
Proceeds from sale of loans held for sale	209,503	149,091	689,530
Change in the fair value of servicing rights	(2,326)	634	(2,228)
Gain on FDIC Loan Purchase	(92,397)	—	—
Gain on repurchase of subordinated notes	(973)	—	—
Net change in assets and liabilities which provide (use) cash:
Securities borrowed	67,127	204,641	280,108
Customer, broker-dealer and clearing receivables	134,046	43,342	(43,925)
Other Assets	(114,040)	(11,984)	(95,543)
Securities loaned	(85,655)	(314,568)	(254,588)
Customer, broker-dealer and clearing payables	(144,350)	(66,177)	(23,771)
Accounts payable and other liabilities	20,434	(367)	34,701
Net cash provided by (used in) operating activities	305,477	196,706	216,622
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(9,612)	(32,669)	(143,733)
Proceeds from sale and repayment of available-for-sale securities	106,249	57,989	131,868
Purchase of stock of regulatory agencies	—	(108,724)	(54,350)
Proceeds from redemption of stock of regulatory agencies	—	108,724	54,350
Net change in loans held for investment	(1,841,622)	(2,399,491)	(2,770,611)
Proceeds from sale of loans originally classified as held for investment	39,159	14,185	106,324
Proceeds from sale of other real estate owned and repossessed assets	4,757	4,167	8,654
Proceeds from BOLI claim settlement	—	2,778	—
Acquisition of business activity, net of cash acquired	—	(5,531)	(54,597)
Purchase of loans and leases, net of discounts and premiums	(841,838)	(1,564)	(33,085)
Purchases of furniture, equipment, software and intangibles	(35,961)	(30,215)	(21,504)
Purchases of other investments	(12,401)	(9,035)	(6,436)
Distributions received from other investments	1,989	288	96
Net cash provided by (used in) investing activities	(2,589,280)	(2,399,098)	(2,783,024)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	2,236,109	3,176,686	3,130,625
Repayments of the Federal Home Loan Bank term advances	—	(27,500)	(50,000)
Net (repayment) proceeds of Federal Home Loan Bank other advances	—	—	(186,000)
Net (repayment) proceeds of other borrowings	(27,200)	(84,300)	75,300
Tax payments related to settlement of restricted stock units	(16,192)	(6,144)	(14,481)
Purchase of treasury stock	(96,286)	(48,963)	—
Repurchase of subordinated notes	(8,938)	—	—
Payment of debt issuance costs	—	—	(2,120)
Proceeds from issuance of subordinated notes	—	—	150,000
Net cash provided by (used in) financing activities	2,087,493	3,009,779	3,103,324

AXOS FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
(Dollars in thousands)	2024	2023	2022
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(196,310)	807,387	536,922
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of year	$2,382,086	$1,574,699	$1,037,777
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of year	$2,185,776	$2,382,086	$1,574,699
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on interest-bearing liabilities	$698,956	$368,311	$50,269
Income taxes paid	200,809	131,365	99,701
Transfers to other real estate and repossessed vehicles from loans held for investment	4,472	12,664	2,134
Transfers from loans held for investment to loans held for sale	39,159	14,185	105,884
Transfers from loans held for sale to loans and leases held for investment	2,783	690	3,098
Operating lease liabilities from obtaining right of use assets	6,330	3,400	6,876
Non-cash LIHTC investments	37,495	—	9,350
See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED JUNE 30, 2024, 2023 and 2022
1.     ORGANIZATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation. The Consolidated Financial Statements include the accounts of Axos Financial, Inc. (“Axos”) and its wholly owned subsidiaries. Axos Bank (the “Bank” or “Axos Bank”), its wholly owned subsidiaries, and the activities of two lending-related trust entities, constitute the Banking Business Segment and Axos Nevada Holding and its wholly owned subsidiaries constitute the Securities Business Segment. All significant intercompany balances and transactions have been eliminated in consolidation. The Notes to the Consolidated Financial Statements are an integral part of the Company’s financial statements. Certain reclassifications have been made to the Consolidated Statements of Income and Consolidated Statements of Cash Flows to conform to the current period presentation. These reclassifications had no effect on the Company’s results of operations or financial position. On the Consolidated Statement of Cash Flows, purchases and distributions of certain equity investments are now presented as cash flows from investing activities.
Axos Financial, Inc. was incorporated in the State of Delaware on July 6, 1999 for the purpose of organizing and launching an internet-based savings bank. The Bank, which opened for business over the internet on July 4, 2000, is subject to regulation and examination by the Office of the Comptroller of the Currency (“OCC”), its primary regulator. The Federal Deposit Insurance Corporation (“FDIC”) insures the Bank’s deposit accounts up to the maximum allowable amount. Axos Clearing LLC, a clearing broker dealer, is regulated by the Securities and Exchange Commission (“SEC”) and Financial Industry Regulatory Authority (“FINRA”). Axos Invest, a platform through which digital investment advisory services are offered to retail investors, is regulated by the SEC and FINRA.
Business. The Company provides banking and securities products and services to its customers through its online and low-cost distribution channels and affinity partners. Deposit products are demand accounts, savings and money market accounts, and time deposits marketed to consumers and businesses. Lending products include residential single family mortgage, multifamily mortgage, commercial mortgage loans, loans secured by commercial real estate properties (“CRE”), loans secured by commercial assets and non-bank lenders (Commercial & Industrial - Non-Real Estate), auto and unsecured loans and other loans. The Bank’s lending business is primarily concentrated in California and New York and is subject to the general economic conditions of those states. Securities products and services generate interest and fee income by providing comprehensive securities clearing and custody services to introducing broker-dealers and registered investment advisor correspondents and digital investment advisory services to retail investors, respectively.
Use of Estimates. In preparing the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates.
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
Advisory Fee Income—Asset-Based Custody Fees and Asset-Based Fund Fees. Asset-based custody fees consist of custody fees, and other ancillary fees. Custody fees vary based on a percentage of average customer assets under custody. Other ancillary fees may be charged based on average customer assets or based on specific activity. Revenue is recognized over the period where assets are held as the customer simultaneously receives and consumes the benefits. Asset-based fund fees consist of 12b-1 and mutual fund shareholder services fees and are paid by mutual fund companies monthly or quarterly based on the underlying agreements. Asset-based fund fees are charged based on a percentage of client assets invested in certain funds. Revenue is calculated each month based on the average daily assets invested in particular funds. Revenue is recognized over the period where assets are invested in certain funds. The performance obligations relate to providing recordkeeping, stockholder and administration services to mutual fund companies and the obligations are satisfied upon the performance of such services. Revenue recognition is constrained until the amount of average assets invested in each fund is known.
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
Banking and Service Fees—Technology and Service Fees. Technology and service fees include bankruptcy trustee, fiduciary service income and technology fees. Technology fees primarily include those earned from business management and entertainment accounting and payroll software licenses as well as payroll processing fees. The performance obligation is satisfied as access to the licensed software is provided and upon the processing of payroll. Payment for software licenses and payroll processing is generally received in the month following the provision of service. Bankruptcy trustee and fiduciary service income is primarily comprised of fees earned from the monthly basis point fee and bank account service charges. The products and services provided to the trustee also provide a source of deposits to the Company. The performance obligation is satisfied when the deposits are determined at the end of each month. The expected value method is used to calculate and record the estimated revenue at the beginning of each month based on the amount of deposits. Fees are billed and collected on a monthly basis
The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of ASC 606 for the periods indicated:

	Fiscal Year Ended June 30,
(Dollars in thousands)	2024	2023	2022
Advisory fee income	$31,335	$28,324	$28,309
Broker-dealer clearing fees	20,643	21,903	19,754
Deposit service fees	4,257	4,517	4,508
Card fees	2,516	4,410	3,764
Technology and service fees	5,890	6,107	3,099
Non-interest income (in-scope ASC 606)	64,641	65,261	59,434
Non-interest income (out-of-scope ASC 606)	158,019	55,227	53,929
Total non-interest income	$222,660	$120,488	$113,363
Contract Balances. A contract asset or receivable is recognized if the Company performs a service or transfers a good in advance of receiving consideration. A contract liability is recognized if the Company receives consideration (or has the unconditional right to receive consideration) in advance of performance. As of June 30, 2024 and 2023, respectively, the Company’s contract assets and liabilities were not considered material.

Other. Increases in the net cash surrender value of bank-owned life insurance policies, as well as insurance proceeds received, are recorded in non-interest income and are not subject to income taxes. Lending related income includes fees earned from gains or losses on the sale of loans, and letter of credit fees. Gain or loss on the sale of financial assets is measured as the net assets received from the sale less the carrying amount of the loan sold. The net assets received from the sale represent the fair value of any assets obtained or liabilities incurred as part of the transaction, including but not limited to cash, servicing assets, retained securitization investments and recourse obligations. Net gain or loss on the sale of repossessed assets is calculated by comparing sales proceeds to the carrying amount of the asset, and the carrying amount of the asset is determined using the lower of cost or fair value approach.
Cash and Cash Equivalents. The Bank’s cash, due from banks, money market mutual funds and federal funds sold, all of which have original maturities within 90 days, consist of cash and cash equivalents. The table below presents cash and cash equivalents based on non-interest-earning and interest-earning status.

	At June 30,
(Dollars in thousands)	2024	2023
Non-interest-earning cash and cash equivalents	$66,563	$92,645
Interest-earning cash and cash equivalents	2,119,213	2,289,441
Total cash and cash equivalents	$2,185,776	$2,382,086
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
Securities. The Company classifies securities at the time of purchase depending on intent. Debt securities are classified as held to maturity when management intends to hold the securities until maturity, or as available for sale if the securities are not held for resale in the near term. Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of the related tax effects, reported as a separate component of “Other comprehensive income (loss)” on the Consolidated Statements of Comprehensive Income. Trading securities include assets held for resale in the near term, with changes in the fair value recognized in earnings.
Gains and losses on securities sales are based on a comparison of sales proceeds and the amortized cost of the security sold using the specific identification method. Purchases and sales are recognized on the trade date. Interest income includes coupon interest and amortization of purchase premiums or discounts. Premiums and discounts on securities are amortized or accreted using the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated.
For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates at the individual security level whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded which is limited by the difference between fair value and the amortized cost basis. The remaining change in fair value is recognized in “Other comprehensive income” on the Consolidated Statements of Comprehensive Income. Changes in the allowance for credit losses, if any, are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the available-for-sale security is confirmed as uncollectible or when either of the criteria regarding intent or requirement to sell is met.
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

Single Family - Mortgage & Warehouse. The Single Family - Mortgage & Warehouse portfolio segment primarily consists of two loan types: single family mortgage loans and single family warehouse lines of credit. The single family mortgage loans consist of loans secured by one-to-four family residences. The single family warehouse lines of credit enable the mortgage originators to close loans in their own names and temporarily finance inventories of closed mortgage loans until they can be sold to an approved investor. The Company also originates home equity lines of credit and second mortgage loans.
Multifamily and Commercial Mortgage. The Multifamily and Commercial Mortgage portfolio segment consists of loans secured by multifamily real estate (more than four units) and commercial real estate. These loans are dependent on the cash flow capacity of the project and repayment of loans secured by properties frequently depends on their successful operation and management.
Commercial Real Estate. The Commercial Real Estate portfolio segment consists of loans secured by commercial real estate properties (“CRE”) under a variety of structures that it classifies as commercial real estate. A few examples are as follows: Commercial Bridge to Sale, Commercial Bridge to Construction, Commercial Bridge to Refinance and Acquisition, Development, Construction and Lender Finance. CRE Loans are originated to businesses secured by first liens on single family, multifamily, condominium, office, retail, mixed-use, hospitality, undeveloped or to-be-redeveloped land. Repayment of CRE loans depends on the successful completion of the real estate transition project and permanent take-out.
Commercial & Industrial - Non-Real Estate (Non-RE). The Commercial & Industrial - Non-Real Estate portfolio segment consists of lender finance loans, asset-based loans, leveraged cash flow loans, insurance premium finance, fund finance, equipment leases, and general commercial and industrial loans. These receivables are generally secured by commercial assets, including, but not limited to, receivables, inventory, equipment and uniform commercial code (“UCC”) all-asset filings.
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
Auto and Consumer. The Auto and Consumer portfolio segment includes automobile loans and unsecured consumer loans, including account overdraft loans:
Auto loans consist of prime and subprime loans to customers secured by new and used vehicles. The Company holds all of the auto loans originated and performs loan servicing functions for these loans. Auto loans carry a fixed interest rate and have terms that range from two to eight years. Certain auto loans are insured for credit losses through which the Company recognizes fee income in “Banking and service fees” in the Consolidated Statements of Income upon the receipt of insurance proceeds following the charge off of the loans. Any receivables related to these policies are included in “Other assets” on the Consolidated Balance Sheets.
Consumer unsecured loans generally consist of fixed rate unsecured loans to well-qualified, individual borrowers. Loan terms that range between three to six years.
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
Loans Held for Sale. Agency loans originated and intended for sale in the secondary market are carried at fair value. Net unrealized gains and losses are recognized through mortgage banking income in the income statement. The Bank sells its mortgage loans with either servicing released or servicing retained depending upon market pricing. Gains and losses on loan sales are recorded as mortgage banking income, based on the difference between sales proceeds and carrying value. Non-agency loans held for sale are carried at the lower of cost or fair value. The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. For loans for which the fair value option has been elected, the Company amortizes premiums and discounts over the life of the loan and any origination fees or costs are recognized as incurred.
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
There may be times when loans have been classified as held for sale and cannot be sold or the Company has the intent and ability to hold the loan for the foreseeable future or to maturity and the loans are transferred to held for investment. For loans transferred from the lower of cost or fair value held for sale classification, any valuation allowance is reversed upon transfer and the loan is transferred at amortized cost and is then assessed for any potential ACL.
Allowance for Credit Losses. The ACL is a valuation account that offsets the amortized cost basis of loans and net investment in leases. Under ASC 326, amortized cost is the basis on which the ACL is determined. Amortized cost is principal outstanding, net of any purchase premiums and discounts and net of any deferred loan fees and costs.
Loans are charged off against the ACL when the Company believes that collectability of at least some portion of outstanding principal is unlikely. Recoveries on loans previously charged off are recorded as an increase to the allowance for credit losses. The allowance for credit losses is maintained at a level needed to absorb expected credit losses over the contractual life, considering the effects of prepayments, of the loan portfolio as of the reporting date. Determining the adequacy of the allowance for credit losses is complex and requires judgment by Management about the effect of matters that are inherently uncertain. As such, a future assessment of current conditions may require material adjustments to the allowance.
The Company’s process for determining expected lifetime credit losses entails a portfolio, model-based approach utilizing loan level detail and requires consideration of a broad range of relevant information relating to historical loss experience, current economic conditions and reasonable and supportable forecasts.
The Company stratifies the full loan population into segments sharing similar characteristics to perform the evaluation of the credit loss collectively. The Company defines a loan portfolio segment as the level at which the Company develops a systematic methodology to determine the allowance, which is generally based on similar risk attributes, including underlying collateral, as well as the Company’s methods for monitoring credit risk and other factors. The Company categorizes the loan portfolio into five segments: Single Family - Mortgage & Warehouse, Multifamily and Commercial Mortgage, Commercial Real Estate, including construction lending, Commercial & Industrial - Non-Real Estate and Auto & Consumer. For further information on these loan portfolio segments, see “Loans” herein.
The method for estimating expected lifetime credit losses includes, among other things, the following main components: (1) The use of a probability of default (“PD”)/loss given default (“LGD”) model; (2) defining a number of economic scenarios across the benign to adverse spectrum; (3) a reasonable forecast period of 24 months for all loan segments; and (4) a reversion period of 12 months using a linear transition to historical loss rates for each loan pool. After the reversion period, the historical loss rate is applied over the remaining contractual life of loan. Reasonable forecast periods and reversion periods are subject to periodic review and may be adjusted based on the Company’s view of current economic conditions. The results of the estimate are calculated for several scenarios across the benign to adverse spectrum for each of the Company’s loan portfolio segments. The weighting of scenarios is subject to periodic review and may be adjusted based on the Company’s view of current economic conditions.
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
Accrued Interest. Accrued interest receivable is excluded from amortized cost and is presented separately in “Other Assets” on the Consolidated Balance Sheets. Additionally, the Company does not estimate an allowance for credit losses on accrued interest receivable as the Company has a policy to charge off accrued interest deemed uncollectible in a timely manner. When a loan is placed on nonaccrual status, which generally occurs when a borrower becomes delinquent by 90 days, interest previously accrued but not collected is reversed against current period interest income. Interest received on such loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Individually Assessed Loans. Credit losses are estimated on a collective basis, unless an individual loan’s credit characteristics have deteriorated below a range of the overall group, in which case the loan would be individually assessed. Individually assessed loans are measured for credit loss based on the present value of future expected cash flows, discounted at the loan’s effective interest rate or based on the fair value of the collateral, less estimated selling costs, if the loan is collateral-dependent.
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
Servicing Rights. Servicing rights assets are recognized when such rights are retained upon sale of loans and are reported at fair value on the Consolidated Balance Sheets. The changes in fair value are reported in earnings in the period in which the changes occur and the adjustments are included in “Mortgage banking and servicing rights income,” a component of non-interest income in the Consolidated Statements of Income.
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
The Company makes markets in interest rate swap and cap derivatives to facilitate customer demand. The Company enters into offsetting derivative transactions to offset its interest rate risk associated with this customer transaction activity. The Company acquired as part of the FDIC Loan Purchase certain customer-facing interest rate derivatives and related market-facing derivatives which offset the Company’s interest rate risk. For additional information on these derivatives see Note 2 — “Acquisitions” and Note 6 — “Derivatives.” Changes in the fair values of these derivatives, and related fees, are included in “Banking and service fees” on the Consolidated Statements of Income.

Derivative assets and liabilities are not subject to any counterparty netting and are presented at fair value on a gross basis in “Other assets” and “Accounts payable and other liabilities”, respectively, in the Consolidated Balance Sheets and cash flows related to derivative assets and liabilities are presented in “Net change in assets and liabilities which provide (use) cash - Other Assets” and “Net change in assets and liabilities which provide (use) cash - Accounts payable and other liabilities,” respectively, in the Consolidated Statements of Cash Flows. There are no derivatives in designated hedge accounting relationships.
Furniture, Equipment and Software. Fixed assets are stated at cost less accumulated depreciation and amortization computed primarily using the straight-line method over the estimated useful lives of the assets, which range from three to seven years and recorded within “Depreciation and amortization”, a component of non-interest expense on the Consolidated Statements of Income. Leasehold improvements are amortized over the lesser of the assets’ useful lives or the lease term. Furniture, equipment and software are included in “Other assets” on the Consolidated Balance Sheets.
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
Customer, Broker-Dealer and Clearing Receivables and Payables. Customer, broker-dealer and clearing receivables represent amounts due on cash and margin transactions and are generally collateralized by securities owned by clients. These receivables primarily consist of floating-rate loans collateralized by customer-owned securities. The receivables are reported at their outstanding principal balance net of allowance for credit losses. When a receivable is considered to be impaired, an impairment charge is recorded based on the current estimate of expected credit losses for the receivable, which is measured based on current prices from independent sources, such as listed market prices or broker-dealer price quotations. Securities owned by customers, including those that collateralize margin or other similar transactions, are not reflected on the Consolidated Balance Sheets. Also included in these accounts are receivables and payables from brokers and dealers and clearing organizations as well as securities failed to deliver and receive.
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
Goodwill and Other Intangible Assets. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives and subject to periodic impairment testing. Intangible assets (other than goodwill) are amortized to “Depreciation and amortization” a component of non-interest expense on the Consolidated Statements of Income, using accelerated or straight-line methods over their respective estimated useful lives.
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
Earnings per Common Share. Earnings per common share (“EPS”) are presented under two formats: basic EPS and diluted EPS. Basic EPS is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the treasury stock method by dividing net income by the weighted-average number of common shares outstanding during the period, including the additional dilutive potential common shares, such as restricted stock units (“RSUs”).
Stock-Based Compensation. Compensation cost is recognized for RSU awards issued to employees, based on the market price of the Company’s common stock on the grant date. The Company has certain share awards that include market conditions that affect vesting. The fair value of these awards is estimated using a Monte Carlo simulation. For awards with only a service condition that have a graded vesting schedule, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. For awards that contain a market condition and have a graded vesting schedule compensation cost is recognized using an accelerated attribution method over the requisite service period for the awards. The Company recognizes forfeitures as they occur.
Stock of Regulatory Agencies. The Bank is a member of the Federal Home Loan Bank (“FHLB”) system. Members are required to own a certain amount of FHLB stock based on the level of borrowings and other factors. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Axos Securities, LLC is a member of the Depository Trust & Clearing Corporation (“DTCC”), a financial services company providing clearing and settlement services to the financial markets. Members are required to own a certain amount of DTCC stock based on the clearing levels and other factors. DTCC stock is valued based on information provided by the DTCC, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recovery of carrying value.
Low Income Housing Tax Credits (“LIHTC”). The Company invests as a limited partner in LIHTC partnerships that operate qualified affordable housing projects which generate tax benefits for investors through the realization of tax credits and deductions, which may be subject to recapture by taxing authorities if compliance requirements are not met. The Company amortizes the investment in proportion to the allocated tax benefits using the proportional amortization method of accounting and record such benefits net of investment amortization in income taxes in the Consolidated Statements of Income. The investment is included within “Other assets” in the Consolidated Balance Sheets.
Cash Surrender Value of Life Insurance. The Bank has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other amounts due that are probable at settlement. Cash surrender value of life insurance is included in “Other assets” in the Consolidated Balance Sheets. Changes to the cash surrender value are recorded within “Banking and service fees” in the Consolidated Statements of Income.
Comprehensive Income. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on available-for-sale securities, which are also recognized as separate components of equity.
Loss Contingencies. The Company records an accrual for a loss contingency when the estimated loss is both probable and reasonably estimated.
Variable Interest Entities (“VIEs”). The Company determines whether it is the primary beneficiary of a VIE upon its initial involvement with the entity and reassesses whether it remains the primary beneficiary on an ongoing basis. This determination includes an assessment of the design of the VIE, the power to make significant economic decisions and the variable interests held by the Company relative to other parties. The Company consolidated the results of operations and financial position of two securitization trusts, which it considers VIEs. The Company consolidated these VIEs because it is deemed to be the primary beneficiary since the Company has the power to direct the loan servicing activities, which is the activity that most significantly affect the VIEs’ economic performance, and the Company has the obligation to absorb the majority of the losses or benefits through ownership of all of the debt securities issued by the trusts. For these VIEs, the loans transferred to the VIEs are pledged as collateral to the related debt securities. At June 30, 2024 and 2023, certain loans that can only be used to settle debt securities of these VIEs were $1,191.7 million and $21.6 million, respectively. For further information on the loans reflected in the Consolidated Balance Sheets resulting from the consolidation of the two lending-related trust entities, see Note 5— “Loans & Allowance for Credit Losses.”
The Company also invests in low-income housing tax credit investments, certain mortgage-backed securities and partnership interests which are determined to be VIEs. However, given that the Company does not have the power to direct the activities of the VIEs that most significantly impact their economic performance, the Company does not consolidate these VIEs. The carrying amount of these non-consolidated VIEs represents the Company's maximum exposure to loss. For additional information on the Company's LIHTC investments, see Note 9—"Other Assets" and for additional information on the Company's mortgage-backed securities, see Note 4—"Available-For-Sale Securities."
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
On July 1, 2023, the Company adopted ASU 2022-02 which eliminated the accounting guidance for troubled debt restructurings by creditors that have adopted the current expected credit losses (“CECL”) model and enhanced the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. There was no impact on its financial condition or results of operations upon adoption. See Note 5—“Loans & Allowance for Credit Losses” for the new disclosures as a result of the adoption of this accounting guidance.
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

2.    ACQUISITIONS
On August 23, 2023, the Company acquired approximately $52 million of marine floor financing loans at par value along with other assets for an additional $2 million, primarily consisting of servicing rights as well as certain employees. The transaction was accounted for as an asset acquisition and such assets are included in the Company’s Consolidated Balance Sheets as of June 30, 2024.
On December 7, 2023, the Company acquired from the Federal Deposit Insurance Corporation (“FDIC”) two loan portfolios, comprising both PCD and non-PCD loans, with an aggregate unpaid principal balance of $1.3 billion at a fair value of $901.5 million, reflecting a non-credit-related discount of $306.8 million and an allowance for credit losses on PCD loans of $70.1 million, (the “FDIC Loan Purchase”). Also included in the acquisition were certain related interest rate derivative assets and liabilities with a fair value of $109.0 million and $104.4 million, respectively, as of the date of the acquisition and whose maturities generally align with those of the loans acquired. The acquisition of the non-PCD loans and interest rate derivatives was accounted for as a purchase of financial assets and liabilities, and the Company recognized a $92.4 million gain on the transaction included in “Gain on acquisition” in the Consolidated Statement of Income.
For additional information on PCD loans, see Note 1—“Organizations and Summary of Significant Accounting Policies,” and for additional information on the Company’s loans and derivative instruments, see Note 5—“Loans & Allowance For Credit Losses” and Note 6—“Derivatives,” respectively.
The following table summarizes the PCD loans acquired in the FDIC Loan Purchase:

(Dollars in thousands)	Total
Unpaid principal balance	$341,301
Non-credit discount	(100,686)
Allowance for credit losses at acquisition	(70,097)
Purchase price	$170,518
3.    FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. ASC Topic 820 describes three levels of inputs that may be used to measure fair value:

Level 1:	Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

Level 2:
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3:
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models such as discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Classification in the hierarchy is based upon the lowest level of input that is significant to the fair value measurement of the asset or liability.
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

To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by or decreased by the forecasted increase or decrease in the national home price index (“HPI”). The largest factors influencing the Company’s modeling of the monthly default rate are unemployment and the HPI, as a strong correlation exists. The most updated unemployment rate reported in June 2024 was 4.1%. Consensus estimates for unemployment are that the rate will increase. The Company agrees with consensus estimates and thus is projecting higher monthly default rates. The Company projects that severities will continue to improve as HPI improves.
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
Loans Held for Sale. The fair value of loans held for sale is determined by pricing for comparable assets or by existing forward sales commitment prices with investors. Loans held for sale are classified as Level 2.
Other Real Estate Owned and Repossessed Vehicles. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, a valuation allowance is recognized.
Servicing Rights. Fair value is derived from market-driven valuation changes as well as modeled amortization involving the run-off of value that occurs due to the passage of time as individual loans are paid by borrowers. Market expectations about loan duration, and correspondingly the expected term of future servicing cash flows, may vary from time to time due to changes in expected prepayment activity, especially when interest rates rise or fall. Fair value is also dependent on the discount rate used in calculating present value, which is derived from observable market activity, market participants, and results in Level 3 classification. Management reviews and adjusts the discount rate and prepayment assumptions on an ongoing basis.
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

FAIR VALUE - RECURRING BASIS
The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	June 30, 2024
(Dollars in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Trading securities	$353	$—	$353
Available-for-sale securities:
Agency MBS[1]	27,259	—	27,259
Non-Agency MBS[2]	—	110,928	110,928
Municipal	3,424	—	3,424
Total—Available-for-sale securities:	$30,683	$110,928	$141,611
Loans held for sale	$16,482	$—	$16,482
Servicing rights	$—	$28,924	$28,924
Other assets—Derivative instruments[3]	$106,796	$—	$106,796
LIABILITIES:
Accounts payable and other liabilities—Derivative instruments	$102,949	$—	$102,949

	June 30, 2023
(Dollars in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Trading securities	$758	$—	$758
Available-for-sale securities:
Agency MBS[1]	23,947	—	23,947
Non-Agency MBS[2]	—	205,005	205,005
Municipal	3,398	—	3,398
Total—Available-for-sale securities:	$27,345	$205,005	$232,350
Loans held for sale	$23,203	$—	$23,203
Servicing rights	$—	$25,443	$25,443
Other assets—Derivative instruments	$919	$—	$919
LIABILITIES:
Accounts payable and other liabilities—Derivative instruments	$691	$—	$691
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
3 Gross derivative assets as of June 30, 2024 are presented gross of $85.2 million of variation margin on centrally-cleared derivatives.

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fiscal Year Ended June 30, 2024
(Dollars in thousands)	Available-for-Sale Securities: Non-Agency MBS	Servicing Rights[1]	Total
Opening Balance	$205,005	$25,443	$230,448
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses for the period:
Included in earnings—Mortgage banking and servicing rights income	—	739	739
Included in other comprehensive income	5,535	—	5,535
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	—	2,742	2,742
Issues	—	—	—
Sales	—	—	—
Settlements	(99,612)	—	(99,612)
Closing balance	$110,928	$28,924	$139,852

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$739	$739
1 Earnings from servicing rights were attributable to: time and payoffs, representing a decrease in servicing rights value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period of $1.2 million for the fiscal year ended June 30, 2024 and a decrease in servicing rights value resulting from market-driven changes in interest rates of $1.9 million for the fiscal year ended June 30, 2024. Additions to servicing rights were related to purchases and servicing rights retained upon sale of loans held for sale.

	Fiscal Year Ended June 30, 2023
(Dollars in thousands)	Available-for-Sale Securities: Non-Agency MBS	Servicing Rights[1]	Derivative Instruments, net	Total
Opening Balance	$186,814	$25,213	$464	$212,491
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	(464)	(464)
Total gains or losses for the period:
Included in earnings—Mortgage banking and servicing rights income	—	(634)	—	(634)
Included in other comprehensive income	(4,464)	—	—	(4,464)
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	30,000	864	—	30,864
Issues	—	—	—	—
Sales	—	—	—	—
Settlements	(7,345)	—	—	(7,345)
Closing balance	$205,005	$25,443	$—	$230,448

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(634)	$—	$(634)
1 Earnings from servicing rights were attributable to: time and payoffs, representing a decrease in servicing rights value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period of $0.9 million for the fiscal year ended June 30, 2023 and an increase in servicing rights value resulting from market-driven changes in interest rates of $0.3 million for the fiscalyear ended June 30, 2023. Additions to servicing rights were retained upon sale of loans held for sale.

The table below summarizes the quantitative information about Level 3 fair value measurements:

	June 30, 2024
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Securities – Non-agency MBS	$110,928	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over SOFR Swaps, Credit Enhancement	0.0 to 72.1% (38.0%) 0.0 to 13.7% (2.8%) 0.0 to 68.9% (32.9%) 2.5 to 4.9% (2.5%) 0.0 to 64.9% (22.8%)
Servicing Rights	$28,924	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	5.5 to 95.2% (11.8%) 0.4 to 14.9 (7.9) 9.5 to 11.2% (9.8%)

	June 30, 2023
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Securities – Non-agency MBS	$205,005	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR, Credit Enhancement	0.0 to 59.7% (32.0%) 0.0 to 7.5% (2.4%) 0.0 to 68.7% (28.5%) 2.6 to 7.5% (2.7%) 0.0 to 93.9% (20.9%)
Servicing Rights	$25,443	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	6.1 to 40.1% (12.6%) 1.8 to 10.9 (7.7) 9.5 to 11.5% (9.6%)
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
The aggregate fair value of loans held for sale, carried at fair value, contractual balance (including accrued interest) and unrealized gain were:

	At June 30,
(Dollars in thousands)	2024	2023
Aggregate fair value	$16,482	$23,203
Contractual balance	15,966	22,844
Unrealized gain	$516	$359
The total interest income and amount of gains and losses from changes in fair value included in earnings for loans held for sale were:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2024	2023	2022
Interest income	$769	$415	$739
Change in fair value	122	57	(2,474)
Total	$891	$472	$(1,735)

The table below summarizes assets measured at fair value on a non-recurring basis:

	June 30, 2024
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Other real estate owned and repossessed vehicles:
Single family real estate	$—	$—	$1,840	$1,840
Autos	—	—	610	610
Total	$—	$—	$2,450	$2,450

	June 30, 2023
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Other real estate owned and repossessed vehicles:
Single family real estate	$—	$—	$5,574	$5,574
Multifamily real estate	—	—	1,392	1,392
Autos	—	—	1,133	1,133
Total	$—	$—	$8,099	$8,099
Other real estate owned and foreclosed assets, which are measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $2.5 million at June 30, 2024 after valuation reductions of $2.2 million during the fiscal year ended June 30, 2024. Our other real estate owned and foreclosed assets had a net carrying amount of $8.1 million at June 30, 2023 after valuation reductions of $1.7 million during the fiscal year ended June 30, 2023.
The following table presents quantitative information about Level 3 fair value measurements for other real estate owned measured at fair value on a non-recurring basis:

	June 30, 2024
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) [1]
Other real estate owned:
Single family real estate	$1,840	Sales comparison approach	Differences between the comparable sales	77.0% to 98.2% (80.2%)

	June 30, 2023
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average) [1]
Other real estate owned:
Single family real estate	$5,574	Sales comparison approach	Differences between the comparable sales	62.1 to 93.6% (62.1%)
Multifamily real estate	$1,392	Sales comparison approach and income approach	Differences between the comparable sales and differences in net operating income expectations, capitalization rate	49.8 to 54.5% (49.8%)
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

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount and estimated fair values of financial instruments were as follows:

	June 30, 2024
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	$2,185,776	$2,185,776	$—	$—	$2,185,776
Trading securities	353	—	353	—	353
Available-for-sale securities	141,611	—	30,683	110,928	141,611
Stock of regulatory agencies	21,957	—	21,957	—	21,957
Loans held for sale, at fair value	16,482	—	16,482	—	16,482
Loans held for investment—net	19,231,385	—	—	19,209,442	19,209,442
Securities borrowed	67,212	—	—	71,480	71,480
Customer, broker-dealer and clearing receivables	240,028	—	—	249,317	249,317
Servicing rights	28,924	—	—	28,924	28,924
Other assets - derivative instruments[1]	106,796	—	106,796	—	106,796
Financial liabilities:
Total deposits	19,359,217	—	19,217,281	—	19,217,281
Advances from the Federal Home Loan Bank	90,000	—	84,201	—	84,201
Borrowings, subordinated notes and debentures	325,679	—	302,487	—	302,487
Securities loaned	74,177	—	—	74,021	74,021
Customer, broker-dealer and clearing payables	301,127	—	—	301,127	301,127
Accounts payable and other liabilities - derivative instruments	102,949	—	102,949	—	102,949
1 Other Assets — Derivative Assets as of June 30, 2024 include an $87.9 million from the FDIC related to the novation of certain interest rate swaps and are presented gross of $85.2 million of variation margin on centrally-cleared derivatives.

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

The methods and assumptions, not previously presented, used to estimate fair value are described as follows: carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans, deposits, borrowings or subordinated debt and for variable rate loans, deposits, borrowings or subordinated debt with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. A discussion of the methods of valuing trading securities, available-for-sale securities and loans held for sale can be found earlier in this footnote. The fair value of off-balance sheet items is not considered material.
4.    AVAILABLE-FOR-SALE SECURITIES
The amortized cost and fair value of available-for-sale securities were:

	June 30, 2024
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
Agency[1]	$29,835	$83	$(2,659)	$27,259
Non-agency[2]	110,658	838	(568)	110,928
Total mortgage-backed securities	140,493	921	(3,227)	138,187
Municipal	3,788	—	(364)	3,424
Total available-for-sale securities	$144,281	$921	$(3,591)	$141,611

	June 30, 2023
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
Agency[1]	$27,024	$—	$(3,077)	$23,947
Non-agency[2]	210,271	711	(5,977)	205,005
Total mortgage-backed securities	237,295	711	(9,054)	228,952
Municipal	3,656	—	(258)	3,398
Total available-for-sale securities	$240,951	$711	$(9,312)	$232,350
1 Includes securities guaranteed by Ginnie Mae, a U.S. government agency, and the government sponsored enterprises Fannie Mae and Freddie Mac.
2 Private sponsors of securities collateralized primarily by first-lien mortgage loans on commercial properties or by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by prime, Alt-A or pay-option ARM mortgages.

The Company evaluates available-for-sale securities in an unrealized loss position based on an analysis of a number of factors, including, but not limited to: (1) the credit characteristics of the securities, such as the forecasted cash flows, credit ratings, credit enhancement, and government agency or government sponsored enterprise backing, as applicable, and (2) whether the Company intends to sell or will be required to sell any of the securities before recovering the amortized cost basis. Based on its analysis, the Company determined the unrealized losses on available-for-sale securities are primarily driven by the increase in interest rates since the securities were purchased and, accordingly, no credit losses were recognized on AFS securities for the fiscal years ended June 30, 2024, 2023 and 2022 and there was no amount in the allowance for credit losses for available-for-sale securities at June 30, 2024 and June 30, 2023.
The face amounts of available-for-sale securities pledged to secure borrowings at June 30, 2024 and June 30, 2023 were $0.8 million and $0.9 million, respectively.

During the fiscal years ended June 30, 2024 and 2023, there were no sales of securities.

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were:

	June 30, 2024
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
Agency	$2,644	$(31)	$19,298	$(2,628)	$21,942	$(2,659)
Non-agency	15	—	78,364	(568)	78,379	(568)
Total MBS	2,659	(31)	97,662	(3,196)	100,321	(3,227)
Municipal	—	—	3,424	(364)	3,424	(364)
Total available-for-sale securities	$2,659	$(31)	$101,086	$(3,560)	$103,745	$(3,591)

	June 30, 2023
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
Agency	$3,182	$(16)	$20,642	$(3,061)	$23,824	$(3,077)
Non-agency	107,982	(1,808)	95,385	(4,169)	203,367	(5,977)
Total MBS	111,164	(1,824)	116,027	(7,230)	227,191	(9,054)
Municipal	—	—	3,398	(258)	3,398	(258)
Total available-for-sale securities	$111,164	$(1,824)	$119,425	$(7,488)	$230,589	$(9,312)
The following table sets forth the expected maturity distribution of our mortgage-backed securities, which is based on assumed prepayment rates, and the maturity distribution of our non-MBS, which is based on the contractual maturity:

	As of June 30, 2024
(Dollars in thousands)	Total Amount	Due Within One Year	Due after One but within Five Years	Due after Five but within Ten Years	Due After Ten Years
MBS:
Agency	$29,835	$7,122	$13,862	$6,682	$2,169
Non-Agency	110,658	103,991	4,665	1,407	595
Total MBS	$140,493	$111,113	$18,527	$8,089	$2,764
Municipal	3,788	—	—	—	3,788
Available-for-sale—Amortized cost	$144,281	$111,113	$18,527	$8,089	$6,552
Available-for-sale—Fair value	$141,611	$110,283	$17,388	$7,636	$6,304

5. LOANS & ALLOWANCE FOR CREDIT LOSSES
The Company categorizes the loan portfolio into five segments: Single Family - Mortgage & Warehouse, Multifamily and Commercial Mortgage, Commercial Real Estate, Commercial & Industrial - Non-Real Estate, Auto & Consumer. For further detail of the segments of the Company’s loan portfolio, refer to Note 1—“Organizations and Summary of Significant Accounting Policies.”
The following table sets forth the composition of the loan portfolio:

(Dollars in thousands)	June 30, 2024	June 30, 2023
Single Family - Mortgage & Warehouse	$4,178,832	$4,173,833
Multifamily and Commercial Mortgage[1]	3,861,931	3,082,225
Commercial Real Estate[1]	6,088,622	6,199,818
Commercial & Industrial - Non-RE	5,241,766	2,639,650
Auto & Consumer	431,660	556,500
Total gross loans	19,802,811	16,652,026
Allowance for credit losses - loans	(260,542)	(166,680)
Unaccreted premiums (discounts) and loan fees	(310,884)	(28,618)
Total net loans	$19,231,385	$16,456,728
1 Includes PCD loans of $284 million in Multifamily and Commercial Mortgage and $44.5 million in Commercial Real Estate as of June 30, 2024. For further detail on PCD loans refer to Note 1—“Organizations and Summary of Significant Accounting Policies.”
Accrued interest receivable on loans held for investment totaled $119.8 million and $77.9 million as of June 30, 2024 and 2023, respectively.
At June 30, 2024 and 2023, the Company pledged certain loans totaling $4,942.8 million and $5,128.4 million, respectively, to the FHLB and $8,197.2 million and $3,689.5 million, respectively, to the Federal Reserve Bank of San Francisco (“FRBSF”).
The following table presents the components of the provision for credit losses:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2024	2023	2022
Provision for credit losses - loans	$32,750	$24,750	$18,500
Provision for credit losses - unfunded lending commitments	(250)	(500)	5,250
Total provision for credit losses	$32,500	$24,250	$23,750
The following tables summarize activity in the allowance for credit losses - loans by portfolio segment:

	June 30, 2024
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Balance at July 1, 2023	$17,503	$16,848	$72,755	$46,347	$13,227	$166,680
Allowance for credit losses at acquisition of PCD loans	—	58,997	11,125	—	—	70,122
Provision (benefit) for credit losses - loans	(489)	(4,434)	3,900	29,769	4,004	32,750
Charge-offs	(172)	(640)	—	(84)	(11,013)	(11,909)
Recoveries	101	—	—	—	2,798	2,899
Balance at June 30, 2024	$16,943	$70,771	$87,780	$76,032	$9,016	$260,542

	June 30, 2023
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Balance at July 1, 2022	$19,670	$14,655	$69,339	$30,808	$14,145	$148,617
Provision (benefit) for credit losses - loans	(2,302)	2,193	3,416	15,521	5,922	24,750
Charge-offs	(314)	—	—	—	(9,142)	(9,456)
Recoveries	449	—	—	18	2,302	2,769
Balance at June 30, 2023	$17,503	$16,848	$72,755	$46,347	$13,227	$166,680

	June 30, 2022
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Balance at July 1, 2021	$26,604	$13,146	$57,928	$28,460	$6,820	$132,958
Provision (benefit) for credit losses - loans	(7,009)	1,332	11,411	2,544	10,222	18,500
Charge-offs	(82)	—	—	(322)	(4,024)	(4,428)
Recoveries	157	177	—	126	1,127	1,587
Balance at June 30, 2022	$19,670	$14,655	$69,339	$30,808	$14,145	$148,617
The allowance for credit losses increased primarily due to loan growth in the Commercial & Industrial-Non-RE, reflecting higher balances in capital call facilities, and due to the Multifamily and Commercial Mortgage and Commercial Real Estate loans acquired in the FDIC Loan Purchase. While charge-offs in the Auto & Consumer portfolio increased in the fiscal year ended June 30, 2024, compared to the fiscal year ended June 30, 2023, auto originations were lower in the current year and the portfolio balance is declining.
Loan products within each portfolio contain varying collateral types which impact the estimate of the loss given default utilized in the calculation of the allowance. For further discussion of the model method of estimating expected lifetime credit losses see Note 1—“Organizations and Summary of Significant Accounting Policies.”
The following tables present a summary of the activity in the unfunded loan commitment liabilities for the periods indicated:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2024	2023	2022
BALANCE—beginning of year	$10,473	$10,973	$5,723
Provision (Benefit)	(250)	(500)	5,250
BALANCE—end of year	$10,223	$10,473	$10,973
The following table presents LTVs for the Company’s real estate loans outstanding as of June 30, 2024:

	Total Real Estate Loans	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate
Weighted-Average LTV	48.9%	56.7%	55.5%	40.5%
Median LTV	54.0%	56.0%	50.0%	43.0%
The Company’s effective weighted-average LTV was 49.7% for loans within its real estate portfolio originated during the fiscal year ended June 30, 2024.

Credit Quality Disclosure. The following tables provide the composition of loans that are performing and nonaccrual by portfolio segment:

	June 30, 2024
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Performing	$4,133,121	$3,826,877	$6,062,520	$5,237,746	$429,188	$19,689,452
Nonaccrual	45,711	35,054	26,102	4,020	2,472	113,359
Total	$4,178,832	$3,861,931	$6,088,622	$5,241,766	$431,660	$19,802,811
Nonaccrual loans to total loans						0.57%

	June 30, 2023
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Performing	$4,143,119	$3,047,122	$6,184,966	$2,636,661	$552,998	$16,564,866
Nonaccrual	30,714	35,103	14,852	2,989	$3,502	87,160
Total	$4,173,833	$3,082,225	$6,199,818	$2,639,650	$556,500	$16,652,026
Nonaccrual loans to total loans						0.52%
There were no nonaccrual loans without an allowance for credit losses as of June 30, 2024 and 2023. There was no interest income recognized on nonaccrual loans in the fiscal year ended June 30, 2024 and 2023.
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
Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date after considering the obligor’s current net worth and paying capacity and the underlying collateral value less cost to acquire and sell in a timely manner.
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

The following tables present the composition of loans by portfolio segment, fiscal year of origination and credit quality indicator, and the amount of gross charge-offs:

	June 30, 2024
	Loans Held for Investment by Fiscal Year of Origination						Revolving Loans	Total
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior
Single Family-Mortgage & Warehouse
Pass	$491,822	$590,060	$1,200,230	$487,132	$291,047	$720,049	$256,778	$4,037,118
Special Mention	31,000	—	24,489	665	6,591	26,873	—	89,618
Substandard	—	283	6,728	—	14,720	30,365	—	52,096
Doubtful	—	—	—	—	—	—	—	—
Total	522,822	590,343	1,231,447	487,797	312,358	777,287	256,778	4,178,832
Gross charge-offs	—	—	—	—	—	172	—	172
Multifamily and Commercial Mortgage
Pass	36,058	700,163	994,004	595,299	510,341	811,184	—	3,647,049
Special Mention	—	29,325	46,194	17,478	9,011	10,277	—	112,285
Substandard	—	13,489	12,509	15,507	41,013	20,079	—	102,597
Doubtful	—	—	—	—	—	—	—	—
Total	36,058	742,977	1,052,707	628,284	560,365	841,540	—	3,861,931
Gross charge-offs	—	—	—	—	640	—	—	640
Commercial Real Estate
Pass	1,952,001	1,419,399	1,456,643	221,061	7,741	53,000	866,686	5,976,531
Special Mention	—	—	27,452	—	—	—	—	27,452
Substandard	—	5,600	43,700	5,000	—	30,339	—	84,639
Doubtful	—	—	—	—	—	—	—	—
Total	1,952,001	1,424,999	1,527,795	226,061	7,741	83,339	866,686	6,088,622
Gross charge-offs	—	—	—	—	—	—	—	—
Commercial & Industrial - Non-RE
Pass	991,497	458,454	238,397	44,923	10,422	12,867	3,295,425	5,051,985
Special Mention	—	1,613	731	1,818	—	—	5,349	9,511
Substandard	—	34,433	122,729	1,031	—	2,988	19,089	180,270
Doubtful	—	—	—	—	—	—	—	—
Total	991,497	494,500	361,857	47,772	10,422	15,855	3,319,863	5,241,766
Gross charge-offs	—	—	—	—	—	84	—	84
Auto & Consumer
Pass	65,766	114,615	177,043	43,287	13,402	14,056	—	428,169
Special Mention	33	213	422	176	—	61	—	905
Substandard	142	547	1,264	410	114	109	—	2,586
Doubtful	—	—	—	—	—	—	—	—
Total	65,941	115,375	178,729	43,873	13,516	14,226	—	431,660
Gross charge-offs	202	3,471	5,212	1,556	303	269	—	11,013
Total
Pass	3,537,144	3,282,691	4,066,317	1,391,702	832,953	1,611,156	4,418,889	19,140,852
Special Mention	31,033	31,151	99,288	20,137	15,602	37,211	5,349	239,771
Substandard	142	54,352	186,930	21,948	55,847	83,880	19,089	422,188
Doubtful	—	—	—	—	—	—	—	—
Total	$3,568,319	$3,368,194	$4,352,535	$1,433,787	$904,402	$1,732,247	$4,443,327	$19,802,811
As a % of total gross loans	18.0%	17.0%	22.0%	7.2%	4.6%	8.8%	22.4%	100.0%
Total gross charge-offs	$202	$3,471	$5,212	$1,556	$943	$525	$—	$11,909

	June 30, 2023
	Loans Held for Investment by Fiscal Year of Origination						Revolving Loans	Total
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior
Single Family-Mortgage & Warehouse
Pass	$730,498	$1,346,804	$522,873	$324,458	$255,547	$639,401	$243,175	$4,062,756
Special Mention	—	7,280	7,026	8,303	12,942	18,244	6,614	60,409
Substandard	—	5,188	4,686	14,384	2,024	24,386	—	50,668
Doubtful	—	—	—	—	—	—	—	—
Total	730,498	1,359,272	534,585	347,145	270,513	682,031	249,789	4,173,833
Multifamily and Commercial Mortgage
Pass	558,787	975,186	498,744	314,383	224,592	404,222	—	2,975,914
Special Mention	—	9,691	4,636	1,360	7,705	—	—	23,392
Substandard	—	3,145	5,686	38,857	6,181	29,050	—	82,919
Doubtful	—	—	—	—	—	—	—	—
Total	558,787	988,022	509,066	354,600	238,478	433,272	—	3,082,225
Commercial Real Estate
Pass	1,867,476	2,323,095	631,500	87,059	117,928	—	960,024	5,987,082
Special Mention	29,000	43,427	—	8,457	800	15,062	—	96,746
Substandard	—	29,200	37,951	18,500	15,487	14,852	—	115,990
Doubtful	—	—	—	—	—	—	—	—
Total	1,896,476	2,395,722	669,451	114,016	134,215	29,914	960,024	6,199,818
Commercial & Industrial - Non-RE
Pass	488,120	358,214	29,777	14,794	2,098	—	1,707,619	2,600,622
Special Mention	—	8,221	—	11,413	—	—	600	20,234
Substandard	—	17,762	1,032	—	—	—	—	18,794
Doubtful	—	—	—	—	—	—	—	—
Total	488,120	384,197	30,809	26,207	2,098	—	1,708,219	2,639,650
Auto & Consumer
Pass	167,552	256,154	71,529	24,906	19,897	11,093	—	551,131
Special Mention	423	632	453	60	14	6	—	1,588
Substandard	350	2,785	278	133	162	73	—	3,781
Doubtful	—	—	—	—	—	—	—	—
Total	168,325	259,571	72,260	25,099	20,073	11,172	—	556,500
Total
Pass	3,812,433	5,259,453	1,754,423	765,600	620,062	1,054,716	2,910,818	16,177,505
Special Mention	29,423	69,251	12,115	29,593	21,461	33,312	7,214	202,369
Substandard	350	58,080	49,633	71,874	23,854	68,361	—	272,152
Doubtful	—	—	—	—	—	—	—	—
Total	$3,842,206	$5,386,784	$1,816,171	$867,067	$665,377	$1,156,389	$2,918,032	$16,652,026
As a % of total gross loans	23.1%	32.4%	10.9%	5.2%	4.0%	6.9%	17.5%	100.0%

The following tables provide the aging of loans by portfolio segment:

	June 30, 2024
(Dollars in thousands)	Current	30-59 Days	60-89 Days	90+ Days	Total
Single Family-Mortgage & Warehouse	$4,070,186	$46,387	$18,401	$43,858	$4,178,832
Multifamily and Commercial Mortgage	3,795,387	13,074	8,554	44,916	3,861,931
Commercial Real Estate	6,024,470	—	25,950	38,202	6,088,622
Commercial & Industrial - Non-RE	5,240,734	—	—	1,032	5,241,766
Auto & Consumer	424,555	4,644	996	1,465	431,660
Total	$19,555,332	$64,105	$53,901	$129,473	$19,802,811
As a % of total gross loans	98.75%	0.33%	0.27%	0.65%	100.00%

	June 30, 2023
(Dollars in thousands)	Current	30-59 Days	60-89 Days	90+ Days	Total
Single Family-Mortgage & Warehouse	$4,102,150	$20,832	$7,971	$42,880	$4,173,833
Multifamily and Commercial Mortgage	3,048,217	2,705	1,124	30,179	3,082,225
Commercial Real Estate	6,173,716	11,250	—	14,852	6,199,818
Commercial & Industrial - Non-RE	2,639,650	—	—	—	2,639,650
Auto & Consumer	545,205	6,597	1,708	2,990	556,500
Total	$16,508,938	$41,384	$10,803	$90,901	$16,652,026
As a % of total gross loans	99.14%	0.25%	0.06%	0.55%	100.00%
Loans reaching 90+ days past due are generally placed on nonaccrual. As of June 30, 2024 and 2023, there were loans of $20.2 million and $14.1 million, respectively, over 90 days past due and still accruing interest as the Company expects to collect the principal and interest amounts due and such amounts are in the process of collection.
Single family mortgage loans in process of foreclosure were $20.1 million and $17.7 million as of June 30, 2024 and 2023, respectively.
Credit Risk Concentration
Concentrations of credit risk arise when a number of borrowers are engaged in similar business activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.
Concentrations of 10% or more existed in the Single Family, Multifamily and Commercial Real Estate loan categories at June 30, 2024 and June 30, 2023.
At June 30, 2024, California accounted for 69.3% and New York accounted for 11.7% of loans in the Single Family loan category. California accounted for 49.6% and New York accounted for 38.9% of loans in the Multifamily loan category. New York accounted for 34.2% and Florida accounted for 10.4% of loans in the Commercial Real Estate loan category.
At June 30, 2023, California accounted for 71.4% and New York accounted for 11.0% of loans in the Single Family loan category. California accounted for 69.1% and New York accounted for 19.7% of loans in the Multifamily loan category. New York accounted for 37.5% and Florida accounted for 10.5% of loans in the Commercial Real Estate loan category.
Related Party Loans
In the ordinary course of business, the Company has granted related party loans collateralized by real property to certain executive officers, directors and their affiliates, which is summarized in the following table:

	At or for the Fiscal Year Ended June 30,
(Dollars in thousands)	2024	2023
Outstanding loan balance	$29,673	$29,181
Loans originated and funded	$1,044	$5,052
Principal repayments	$552	$1,444

Loan Modifications to Borrowers Experiencing Financial Difficulty. The Company may grant certain modifications of loans to borrowers experiencing financial difficulty, which effective following the adoption of ASU 2022-02, are reported as financial difficulty modifications (“FDMs”). The Company’s modification programs provide various modifications to borrowers experiencing financial difficulty, which may include interest rate reductions, term extensions, payment delays and/or principal forgiveness. FDMs during the fiscal year ended June 30, 2024 were not significant.
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

	Interest Rate Contracts
(Dollars in thousands)	As of June 30, 2024	As of June 30, 2023
Other Assets — Derivative Assets — Fair Value[1]	$106,796	$919
Accounts Payable and Other Liabilities — Derivative Liabilities — Fair Value	$102,949	$691
Derivative Assets — Notional	$1,227,742	$231,709
Derivative Liabilities — Notional	$1,208,132	$204,522
1 Other Assets — Derivative Assets as of June 30, 2024 include an $87.9 million from the FDIC related to the novation of certain interest rate swaps and are presented gross of $85.2 million of variation margin on centrally-cleared derivatives.
The following table presents the gains (losses) related to the Company’s derivative instrument activity recognized in the Consolidated Statements of Income:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2024	2023	2022
Banking and service fees	$470	$803	$—
Mortgage banking and servicing rights income	$782	$916	$3,129
7.    OFFSETTING OF DERIVATIVES AND SECURITIES FINANCING AGREEMENTS
The Company enters into derivatives transactions as part of its mortgage banking activities, makes markets in interest rate swap and cap derivatives to facilitate customer demand, and enters into securities borrowed and securities loaned transactions to facilitate customer match-book activity, cover short positions and support customer securities lending. The Company manages credit exposure from certain of these transactions by entering into master netting agreements. The relevant agreements allow for the efficient closeout of transactions, liquidation and set-off of collateral against the net amount owed by the counterparty following a default. Default events generally include failure to pay, insolvency or bankruptcy of a counterparty.

The following tables present information about the offsetting of these instruments and related collateral amounts:

	June 30, 2024
(Dollars in thousands)	Gross Assets / Liabilities	Amounts Offset	Net Balance Sheet Amount	Financial Collateral	Cash Collateral	Net Assets / Liabilities
Assets:
Securities borrowed	$67,212	$—	$67,212	$67,212	$—	$—
Other Assets — Derivative Assets[1]	106,796	—	106,796	414	18,110	88,272
Liabilities:
Securities loaned	$74,177	$—	$74,177	$74,177	$—	$—
Accounts Payable and Other Liabilities — Derivative Liabilities	102,949	—	102,949	414	—	102,535

	June 30, 2023
(Dollars in thousands)	Gross Assets / Liabilities	Amounts Offset	Net Balance Sheet Amount	Financial Collateral	Net Assets / Liabilities
Assets:
Securities borrowed	$134,339	$—	$134,339	$134,339	$—
Other Assets — Derivative Assets	919	—	919	—	919
Liabilities:
Securities loaned	$159,832	$—	$159,832	$159,832	$—
Accounts Payable and Other Liabilities — Derivative Liabilities	691		691		691
1 Other Assets — Derivative Assets as of June 30, 2024 include an $87.9 million from the FDIC related to the novation of certain interest rate swaps and are presented gross of $85.2 million of variation margin on centrally-cleared derivatives.
The securities loaned transactions represent equities with an overnight and open maturity classification as of both periods presented.
8.    CUSTOMER, BROKER-DEALER AND CLEARING RECEIVABLES AND PAYABLES
Customer, broker-dealer and clearing receivables and payables consisted of the following:

	At June 30,
(Dollars in thousands)	2024	2023
Receivables:
Customers	$220,243	$309,308
Broker-dealer and clearing organizations:
Receivable from broker-dealers	17,885	57,735
Securities failed to deliver	1,900	7,031
Total customer, broker-dealer and clearing receivables	$240,028	$374,074

Payables:
Customers	$280,620	$382,689
Broker-dealer and clearing organizations:
Payable to broker-dealers	18,112	58,758
Securities failed to receive	2,395	4,030
Total customer, broker-dealer and clearing payables	$301,127	$445,477

9.    OTHER ASSETS
Other Assets in the Consolidated Balance Sheets primarily comprises bank-owned life insurance, accrued interest receivable, derivatives, net deferred income tax assets, furniture, equipment and software, right-of-use lease assets, LIHTC investments and other receivables. For additional information on accrued interest receivable, see Note 5 - “Loans & Allowance for Credit Losses,” for additional information on derivatives, see Note 6 - “Derivatives” and for additional information on net deferred income tax assets, see Note 14 - “Income Taxes.” Other components of Other Assets are further detailed below.
Bank-owned Life Insurance. The following table summarizes the activity in the Company’s bank-owned life insurance (“BOLI”). Income related to bank-owned life insurance is included in “Banking and service fees” in the Consolidated Statements of Income.

(Dollars in thousands)	BOLI
Balance as of June 30, 2021	$56,555
Additions	100,000
Change in contract value	4,220
Balance as of June 30, 2022	$160,775
Death benefits	(1,805)
Change in contract value	4,444
Balance as of June 30, 2023	$163,414
Change in contract value	5,360
Balance as of June 30, 2024	$168,774
Furniture, equipment and software. A summary of the cost and accumulated depreciation and amortization for leasehold improvements, furniture, equipment and software is as follows:

	At June 30,
(Dollars in thousands)	2024	2023
Software	$134,311	$105,687
Computer hardware and equipment	32,195	26,685
Furniture and fixtures	11,788	10,689
Leasehold improvements	6,281	5,963
Total	$184,575	$149,024
Less accumulated depreciation and amortization	(111,956)	(95,660)
Furniture, equipment and software—net	$72,619	$53,364
Depreciation and amortization expense related to leasehold improvements, furniture, equipment and software for the fiscal years ended June 30, 2024, 2023 and 2022 was $16.2 million, $12.2 million and $13.1 million, respectively.
Operating Leases. The Company leases office space under operating lease agreements scheduled to expire at various dates. Operating lease expense for the fiscal years ended June 30, 2024, 2023 and 2022 was $12.4 million, $11.4 million, and $10.8 million, respectively.
Supplemental information related to the Company’s operating leases is as follows:

	At June 30,
(Dollars in thousands)	2024	2023
Right-of-use assets	$59,989	$63,565
Lease liabilities	$65,923	69,630
Weighted-average remaining lease term	5.66 years	6.57 years
Weighted-average discount rate	3.09%	3.00%

Supplemental cash flow information related to leases is as follows:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities for operating leases—operating cash flows	$11,821	$10,658	$9,888
The following table represents maturities of lease liabilities:

(Dollars in thousands)	June 30, 2024
Within one year	$12,746
After one year and within two years	12,464
After two years and within three years	12,591
After three years and within four years	11,341
After four years within five years	10,465
After five years	12,135
Total lease payments	71,742
Less: amount representing interest	(5,819)
Total lease liability	$65,923
As of June 30, 2024, the Company is in compliance with all covenants contained in lease agreements.
LIHTC Investments. The Company recognized the following income and tax benefits for its LIHTC investments.

	For the fiscal year ended June 30,
(Dollars in thousands)	2024	2023
Tax credits recognized	$3,394	$2,780
Other tax benefits recognized	1,466	759
Amortization	(3,574)	(2,697)
Net benefit (expense) included in income tax expense	1,286	842
Other income (loss) included in banking and service fees	2	5
Net benefit (expense) included in the Consolidated Statements of Income	$1,288	$847
The Company recognized the following investments on its balance sheets.

	For the fiscal year ended June 30,
(Dollars in thousands)	2024	2023
LIHTC investments	$65,873	$33,284
LIHTC unfunded commitments[1]	$40,617	$13,514
1LIHTC unfunded commitments are included in “Accounts Payable and Other Liabilities” on the Consolidated Balance Sheets.
For the fiscal years ended June 30, 2024 and 2023, there have been no significant modifications or events that resulted in the change in the nature of the LIHTC investments or any changes in the relationship with the underlying project.
For the fiscal years ended June 30, 2024 and 2023, there has been no impairment loss recognized from the forfeiture or ineligibility of income tax credits.

10.    GOODWILL AND INTANGIBLE ASSETS
The following table summarizes the activity in the Company’s goodwill balance as of the dates indicated:

(Dollars in thousands)	Total
Balance as of June 30, 2022	$95,674
Goodwill from acquisitions	1,999
Balance as of June 30, 2023	97,673
Goodwill from acquisitions	—
Balance as of June 30, 2024	$97,673
There was no goodwill impairment identified for the fiscal years ended June 30, 2024 and June 30, 2023.
The Company’s acquired intangible assets are summarized as follows as of the dates indicated:

	June 30, 2024			June 30, 2023
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Covenant not to compete	$1,387	$1,258	$129	$1,380	$1,149	$231
Customer relationships	50,810	18,453	32,357	50,810	14,598	36,212
Customer deposit intangible	13,545	10,569	2,976	13,545	9,235	4,310
Developed technologies	34,650	26,833	7,817	34,650	21,405	13,245
Trademark	378	—	378	378	—	378
Trade name	950	637	313	700	600	100
Workforce	206	79	127	—	—	—
Total intangible assets	$101,926	$57,829	$44,097	$101,463	$46,987	$54,476

The amortization expense for intangible assets that are subject to amortization was $10.8 million and $11.2 million for the fiscal years ended June 30, 2024 and 2023, respectively. Each intangible asset subject to amortization is amortized using the straight-line method over the estimated useful life of the asset. Trademark is an indefinite life intangible.
Estimated future amortization expense related to finite-lived intangible assets at June 30, 2024 is as follows:

(Dollars in thousands)	Amortization Expense
For the fiscal year ending June 30,
2025	$7,408
2026	6,364
2027	6,027
2028	4,935
2029	3,306

11.    DEPOSITS
The following table sets forth the composition of the deposit portfolio:

	June 30, 2024		June 30, 2023
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest-bearing	$2,975,631	—%	$2,898,150	—%
Interest-bearing:
Demand	2,485,325	2.42%	3,334,615	2.43%
Savings	12,960,165	4.58%	9,575,781	4.20%
Total interest-bearing demand and savings	15,445,490	4.23%	12,910,396	3.74%
Time deposits:
$250 and under	567,192	4.34%	932,436	3.72%
Greater than $250	370,904	4.76%	382,126	4.36%
Total time deposits	938,096	4.51%	1,314,562	3.91%
Total interest-bearing	16,383,586	4.24%	14,224,958	3.76%
Total deposits[2]	$19,359,217	3.59%	$17,123,108	3.12%
1 Based on weighted-average stated interest rates at end of period.
2 Total deposits includes brokered deposits of $1,611.6 million and $2,028.5 million as of June 30, 2024 and June 30, 2023, respectively, of which $400.0 million and $690.9 million, respectively, are time deposits classified as $250,000 and under.
Scheduled maturities of time deposits are as follows:

(Dollars in thousands)	June 30, 2024
Within 12 months	$912,828
13 to 24 months	13,892
25 to 36 months	4,046
37 to 48 months	5,599
49 to 60 months	1,731
Total	$938,096
At June 30, 2024 and 2023, the Company had deposits from executive officers and directors in the amount of $5.4 million and $5.6 million, respectively.

12.    ADVANCES FROM THE FEDERAL HOME LOAN BANK
At June 30, 2024 and 2023, the Company’s fixed-rate FHLB advances had interest rates that ranged from 2.07% to 2.82% with a weighted average of 2.32% and ranged from 2.07% to 2.82% with a weighted average of 2.32%, respectively.
Maturities and weighted-average rates of fixed-rate advances from FHLB are as follows:

	At June 30,
	2024		2023
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Within one year	$30,000	2.82%	$—	—%
After one but within two years	—	—%	30,000	2.82%
After two but within three years	—	—%	—	—%
After three but within four years	—	—%	—	—%
After four but within five years	—	—%	—	—%
After five years	60,000	2.07%	60,000	2.07%
Total	$90,000	2.32%	$90,000	2.32%
Advances from the FHLB were collateralized by the Company’s pledge of certain loans and available-for-sale securities to the FHLB, and by the Company’s investment in capital stock of the FHLB of San Francisco. Generally, each advance carries a prepayment penalty and is payable in full at its maturity date.
At June 30, 2024, the Company had $3,012.6 million available immediately and $4,229.1 million available with additional collateral for advances from the FHLB for terms up to ten years.
13.    BORROWINGS, SUBORDINATED NOTES AND DEBENTURES
The following table sets forth the composition of the borrowings, subordinated notes and debentures as of the dates indicated:

(Dollars in thousands)	June 30, 2024	June 30, 2023
Borrowings from other banks	$—	$27,200
Subordinated loans	7,400	7,400
Subordinated notes	315,000	325,000
Junior subordinated debentures	5,155	5,155
Total borrowings, subordinated notes and debentures, gross of unamortized issuance costs	327,555	364,755
Less unamortized issuance costs	(1,876)	(2,976)
Total borrowings, subordinated notes and debentures, net of unamortized issuance costs	$325,679	$361,779
Maturities of borrowings, subordinated notes and debentures are as follows:

(Dollars in thousands)	June 30, 2024
Within one year	$7,400
After one but within two years	—
After two but within three years	—
After three but within four years	—
After four but within five years	—
After five years	320,155
Total	$327,555

Borrowings from other banks. Axos Clearing has a $150 million secured line of credit available for borrowing. As of June 30, 2024, there was no amount outstanding, and as of June 30, 2023 there was $11.5 million outstanding. This credit facility bears interest at rates based on the Federal Funds rate and is due upon demand.
Axos Clearing has a $110 million unsecured line of credit available for limited purpose borrowing. As of June 30, 2024, there was no amount outstanding on this credit facility, and as of June 30, 2023 there was $15.7 million outstanding. This credit facility bears interest at rates based on the Federal Funds rate and is due upon demand. The unsecured line of credit requires Axos Clearing to operate in accordance of specific covenants surrounding capital and debt ratios. Axos Clearing was in compliance of all covenants as of June 30, 2024.
Subordinated Loans. The Company issued subordinated notes totaling $7.5 million on January 28, 2019, to the principal stockholders of Cor Securities Holdings, Inc. (“COR Securities”) in an equal principal amount, with a maturity of 15 months, to serve as the sole source of payment of indemnification obligations of the principal stockholders of COR Securities under the applicable merger agreement. Interest accrues at a rate of 6.25% per annum. During the fiscal year ended June 30, 2019, $0.1 million of subordinated loans were repaid. The Company has made an indemnification claim against the $7.4 million remaining.
Subordinated Notes. In September 2020, the Company completed the sale of $175 million aggregate principal amount of its 4.875% Fixed-to-Floating Rate Subordinated Notes due October 1, 2030 (the “2030 Notes”). The 2030 Notes mature on October 1, 2030 and accrue interest at a fixed rate per annum equal to 4.875%, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2021. From and including October 1, 2025, to, but excluding October 1, 2030 or the date of early redemption, the 2030 Notes will bear interest at a floating rate per annum equal to three-month term SOFR plus a spread of 476 basis points, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on January 2026. The 2030 Notes may be redeemed on or after October 1, 2025, which date may be extended at the Company’s discretion, at a redemption price equal to principal plus accrued and unpaid interest, subject to certain conditions. Fees and costs incurred in connection with the debt offering amortize to interest expense over the term of the 2030 Notes.
In February 2022, the Company completed the sale of $150 million aggregate principal amount of its 4.00% Fixed-to-Floating Rate Subordinated Notes (the “2032 Notes”). The 2032 Notes are obligations only of Axos Financial, Inc. The 2032 Notes mature on March 1, 2032 and accrue interest at a fixed rate per annum equal to 4.00%, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2022. From and including March 1, 2027, to, but excluding March 1, 2032 or the date of early redemption, the 2032 Notes will bear interest at a floating rate per annum equal to three-month term SOFR plus a spread of 227 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on June 1, 2027. The 2032 Notes may be redeemed on or after March 1, 2027, which date may be extended at the Company’s discretion, at a redemption price equal to principal plus accrued and unpaid interest, subject to certain conditions. Fees and costs incurred in connection with the debt offering amortize to interest expense over the term of the 2032 Notes. On March 6, 2024, the Company paid $4.2 million to repurchase $5.0 million par value of its 2032 Notes resulting in a pre-tax non-cash gain on extinguishment of $0.7 million, after accounting for unamortized issuance costs and accrued interest. On April 6, 2024, the Company paid $4.8 million to repurchase $5.0 million par value of its 2032 Notes resulting in a pre-tax non-cash gain on extinguishment of $0.2 million, after accounting for unamortized issuance costs and accrued interest. The non-cash gains are recorded in “General and administrative expense” in the Consolidated Statement of Income for the fiscal year ended June 30, 2024.
Junior Subordinated Debentures. On December 13, 2004, the Company entered into an agreement to form an unconsolidated trust which issued $5.0 million of trust preferred securities in a transaction that closed on December 16, 2004. The net proceeds from the offering were used to purchase $5.2 million of junior subordinated debentures (“Debentures”) of the Company with a stated maturity date of February 23, 2035. The Debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month term SOFR plus 0.26161% for a rate of 7.99% as of June 30, 2024, with interest paid quarterly.
Other Available Borrowings. The Bank has the ability to borrow short-term from the FRBSF Discount Window. At June 30, 2024 and 2023, there were no amounts outstanding and the available borrowings from this source were $6,976.2 million and $2,747.1 million, respectively. The 2024 available borrowings were collateralized by certain loans. The Bank has additional unencumbered collateral that could be pledged to the FRBSF Discount Window to increase borrowing liquidity.

As of June 30, 2024, the Bank has federal funds lines of credit with six major banks totaling $275.0 million. The Bank had no outstanding balances on its lines of credit as of June 30, 2024 or June 30, 2023.
14.    INCOME TAXES
The provision for income taxes is as follows:

	At June 30,
(Dollars in thousands)	2024	2023	2022
Current:
Federal	$98,814	$89,839	$64,800
State	53,525	54,326	43,843
	152,339	144,165	108,643
Deferred:
Federal	17,501	(13,084)	(5,600)
State	15,633	(6,502)	(3,800)
	33,134	(19,586)	(9,400)
Total	$185,473	$124,579	$99,243
The differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	At June 30,
	2024	2023	2022
Statutory federal tax rate	21.00%	21.00%	21.00%
Increase (decrease) resulting from:
State taxes—net of federal tax benefit	8.90%	9.04%	9.13%
Tax credits	(0.58)%	(0.45)%	(0.44)%
Non-taxable income	(0.08)%	(0.03)%	(0.09)%
Excess benefit RSU vesting	(0.42)%	(0.41)%	(1.31)%
Other	0.37%	(0.30)%	0.90%
Effective tax rate	29.19%	28.85%	29.19%

The components of the net deferred tax asset are as follows:

	At June 30,
(Dollars in thousands)	2024	2023
Deferred tax assets:
Allowance for credit losses	$96,275	$64,655
Lease liability	21,400	22,654
Accrued compensation	9,783	7,564
Stock-based compensation expense	8,282	6,980
Litigation accrual	5,324	5,206
Nonaccrual loan interest income	9,034	4,962
Unrealized net losses on securities	1,079	2,730
Net operating loss carryforward	1,160	1,484
State taxes	4,282	1,064
Securities impaired	273	267
Total deferred tax assets	$156,892	$117,566
Deferred tax liabilities:
Basis difference in acquired loans	(78,034)	—
Operating lease right-of-use asset	(19,406)	(20,681)
Depreciation and amortization	(4,679)	(7,533)
Other assets—prepaids	(2,183)	(2,342)
FHLB stock dividend	(852)	(833)
Total deferred tax liabilities	$(105,154)	$(31,389)
Net deferred tax asset	51,738	86,177
Valuation allowance	(70)	(277)
Net deferred tax asset, net of valuation allowance[1]	$51,668	$85,900
1 Net deferred tax asset, net of valuation allowance, is included in “Other Assets” in the Consolidated Balance Sheets.
The Company records a deferred tax asset for net operating losses when the benefit is more likely than not to be realized. As of June 30, 2024, the Company had a federal net operating loss carryforward of approximately $3.6 million, which is subject to an annual Section 382 limitation of $0.1 million. The federal net operating loss carryforward begins to expire in 2034.
The Company has state net operating loss carryforwards of $2.7 million. Of this amount, $0.8 million is subject to an annual Section 382 limitation of $0.1 million for state purposes. The state net operating loss carryforwards begin to expire in 2035.
The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. As of June 30, 2024, relating to a $0.6 million state net operating loss, the Company recognized a valuation allowance of $0.1 million. As of June 30, 2024 and 2023, the Company forecasts sufficient future consolidated earnings to realize its remaining deferred tax asset and has not provided for an additional allowance.
The reconciliation of the gross beginning and ending amount of unrecognized tax positions are as follows:

(Dollars in thousands)	2024	2023
Balance—beginning of period	$6,924	$4,975
Additions—current year tax positions	8,709	1,603
Additions—prior year tax positions	—	518
Reductions—prior year tax positions	(1,544)	(172)
Total liability for unrecognized tax positions—end of period	$14,089	$6,924
As of June 30, 2024 and 2023, unrecognized tax benefits totaled $11.6 million and $6.0 million, respectively, that, if recognized, would favorably impact the effective tax rate. The Company does not anticipate resolution of any unrecognized tax benefits within the next 12 months. The Company accounts for interest and penalties related to income tax liabilities as a component of income tax expense. During the fiscal years ended June 30, 2024 and 2023, the Company recognized a benefit of $0.1 million and an expense of $0.1 million, respectively, in interest and penalties. The Company had approximately $0.5 million and $0.5 million for the payment of interest and penalties accrued at June 30, 2024, and 2023, respectively. The Company will occasionally file amended returns to capture additional tax refunds. An amended return was filed to preserve a claim for refund. Due to the uncertainty involved in this claim, management recognized a 100% reserve against it during the fiscal year ended June 30, 2024.
The Company is subject to federal income tax and income tax of state taxing authorities. The Company’s federal income tax returns for the fiscal years ended June 30, 2023, 2022 and, 2021 and its state taxing authorities income tax returns for the fiscal years ended June 30, 2023, 2022, 2021 and 2020 are open to audit under the statutes of limitations by the Internal Revenue Service and state taxing authorities.
15.    STOCKHOLDERS’ EQUITY
Common Stock Repurchases. On April 27, 2023, the Company announced a program to repurchase up to $100 million of its common stock, and on February 7, 2024, the Company announced an additional program to repurchase up to an additional $100 million of its common stock. The new share repurchase authorization is in addition to the existing share repurchase plan announced in April 2023. The Company may repurchase shares on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The repurchase program does not obligate the Company to acquire any specific number of shares. The share repurchase program will continue in effect until terminated by the Board. The Company accounts for treasury stock using the cost method as a reduction of stockholders’ equity in the accompanying Consolidated Financial Statements.
The following table presents common stock repurchases:

	Fiscal Year Ended
	June 30,
(Dollars in thousands, except per share data)	2024	2023
Total repurchase	$97,023	$49,258
Number of shares repurchased	2,541,254	1,321,161
Average price paid per share	$38.18	$37.28
As of June 30, 2024, the Company has approximately $106.5 million remaining under the share repurchase authorizations.
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
2014 Plan. In November 2023, the Company’s Board of Directors and stockholders, respectively, approved the 2014 Plan, as amended and restated. The number of shares authorized for issuance pursuant to awards under the 2014 Plan is 6,680,000, less RSU awards granted, plus any RSUs that become available upon the forfeiture, expiration, cancellation or settlement in cash awards outstanding under the 2014 Plan. At June 30, 2024, 1,755,662 shares of common stock remained available for issuance pursuant to grant awards under the 2014 Plan.
Effective July 1, 2017, the Company entered into an employment agreement with its Chief Executive Officer (the “Agreement”) that authorizes an award of RSUs (the “RSU award”). The RSU award is an equity-based award and carries a service condition and a market condition that incorporates a measurement of the Company’s total stock return to stockholders in comparison to the total stock return of the ABA Nasdaq Community Bank Index. The accounting grant date of the RSU award is July 1, 2017 and expensing of the RSU award began on this date at the fair value measurement amount as determined by the Company’s valuation process. The Company utilized a Monte Carlo simulation to estimate the value of path-dependent options and determined the fair value using an expected return based on the 5-year US Treasury constant maturity rate, an equity volatility based on 6-month and 1-year historical daily trading history, market capitalization, and stock price for the RSU award. On July 1, 2017, the estimated fair value of the RSU award was $20.5 million, which vests in five tranches over a total period of nine years.

Effective each of January 1, 2024 (the “2024 Award”), 2023 (the “2023 Award”) and 2022 (the “2022 Award”), the Agreement automatically renewed for one additional fiscal year with the accounting grant date the same as the renewal date of the respective award. For the 2024 Award, 2023 Award and 2022 Award, the Company utilized a Monte Carlo simulation with key inputs of an expected return on the average of the 1 and 2 year U.S. Treasury constant maturity rate, an equity volatility based on 1.5 year historical daily trading history, market capitalization, and stock price. The estimated fair values for the 2024, 2023 Award and 2022 Award were $9.4 million, $5.2 million and $8.8 million, respectively, on each award’s grant date. The actual award will be determined by the actual performance of the Company’s total stock return in comparison to the total stock return of the ABA Nasdaq Community Bank Index in the respective periods.
As of June 30, 2024, compensation expense not yet recognized over the remaining five years related to the Agreement and subsequent renewals is $14.4 million.
At June 30, 2024, compensation expense not yet recognized related to non-vested awards was $53.4 million and the weighted-average period over which it is expected to be recognized is 1.2 years.
The following table presents the status and changes in RSUs for the periods indicated:

	RSUs	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2023	1,407,882	$41.53
Granted	980,739	45.25
Vested	(756,186)	41.41
Forfeitures	(91,241)	41.72
Non-vested balance at June 30, 2024	1,541,194	$43.95
The Company recognized $30.7 million, $26.1 million and $21.2 million of stock compensation in net income for the fiscal years ended June 30, 2024, 2023 and 2022. The related income tax benefit was $9.0 million, $7.5 million and $6.2 million in the respective years. The total fair value of shares vested during the fiscal year ended June 30, 2024 was $36.0 million.
17.    EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings per common share (“EPS”):

	June 30,
(Dollars in thousands, except per share data)	2024	2023	2022
Earnings Per Common Share
Net income	$450,008	$307,165	$240,716
Average common shares issued and outstanding	57,509,029	59,691,541	59,523,626
Earnings per common share	$7.82	$5.15	$4.04
Diluted Earnings Per Common Share
Net income	$450,008	$307,165	$240,716
Average common shares issued and outstanding	57,509,029	59,691,541	59,523,626
Dilutive effect of average unvested RSUs	1,216,607	875,313	1,087,328
Average dilutive common shares outstanding	58,725,636	60,566,854	60,610,954
Diluted earnings per common share	$7.66	$5.07	$3.97
Weighted average antidilutive common stock equivalents (excluded from the computation of EPS)	9,744	4,505	9,701

18.    COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ACTIVITIES
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
The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments. The following table presents a summary of off-balance sheet commitments.

(dollars in thousands)	June 30, 2024
Commitments to fund loans	$3,726,798
Commitments to sell loans	$26,097
Commitments to contribute capital	$4,514
Standby letters of credit	$15,488
In addition, the Company has $40.6 million of commitments to contribute capital to LIHTC investments included in “Accounts Payable and Other Liabilities” on the Consolidated Balance Sheets. Refer to Note 9—“Other Assets” for additional information on LIHTC investments.
Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer. For single family loans classified as held for sale, the Company matches unfunded commitments to originate loans with commitments to sell loans. The Company also has standby letters of credit commitments.
In the normal course of business, Axos Clearing’s customer activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose Axos Clearing to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and Axos Clearing has to purchase or sell the financial instrument underlying the contract at a loss. Axos Clearing’s clearing agreements with broker-dealers for which it provides clearing services requires them to indemnify Axos Clearing if customers fail to satisfy their contractual obligation. As of June 30, 2024, non-customer and customer margin securities were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company utilized $74.2 million of these available securities as collateral for securities loaned, $122.1 million for bank loans, and $34.9 million to meet OCC margin requirements of $16.3 million.
Litigation. A consolidated derivative action, In re BofI Holding, Inc., Case No. 15cv2722 GPC (KSC), is pending before the United States District Court for the Southern District of California (the “Derivative Action”). The complaint in the Derivative Action sets forth allegations made in a related employment action, Erhart v. BofI Holding Inc., No. 15cv2287 BAS (NLS) (S.D. Cal.) (the “Employment Action”) brought by a former employee of the Company and was stayed pending resolution of the Employment Action. On October 4, 2023, the court hearing the Employment Action entered a final amended judgment awarding damages and attorneys’ fees to the plaintiff. The defendant filed a Notice of Appeal from the Employment Action judgment and all orders merged therein, and both parties have filed opening briefs. On January 2, 2024, the Derivative Action plaintiff filed a Third Amended Complaint. On March 5, 2024, the court stayed the case until resolution of the appeal in the Employment Action. The Derivative Action defendants dispute, and intend to vigorously defend against, the allegations raised in the Third Amended Complaint. The Derivative Action plaintiff seeks damages on behalf of the Company with respect to the Employment Action and also seeks damages on behalf of the Company in connection with a now settled securities class action that was also based upon allegations made in the Employment Action and settled within available insurance coverage without attribution of wrongdoing to the Company, its management, or its directors.
In view of the inherent difficulty of predicting the final outcome of the Employment Action it is not possible to reasonably predict or estimate the eventual loss or range of loss, if any, related thereto.
On October 26, 2022, a jury verdict was reached in the case of MUFG Union Bank, N.A. v. Axos Bank, et al, awarding damages to MUFG Union Bank, N.A. Judgment on such verdict was initially entered on June 5, 2023, and a corrected judgment was entered on June 20, 2023. The Company filed a Notice of Appeal to the Supreme Court of the State of New York Appellate Division (the “Appellate Division”) on July 6, 2023, and the plaintiff filed a Notice of Cross-Appeal on July 20, 2023. The Appellate Division held oral arguments on the appeal and cross-appeal on March 5, 2024. On March 26, 2024, the Appellate Division entered an order vacating the finding of liability and award of $2.5 million in damages for plaintiff’s breach of contract claim as well as the associated prejudgment interest. In addition, the Appellate Division rejected plaintiff’s cross appeal. On July 18, 2024, the Appellate Division denied defendants’ motion for leave to appeal and plaintiff’s cross-motion for re-argument or leave to appeal the March 26, 2024 order. The Company now intends to file an appeal with the New York Court of Appeals regarding the question of whether a terminable-at-will contract can support a claim for tortious interference. The Company recorded a $16 million accrued expense in “Accounts payable and other liabilities” on the Consolidated Balance Sheets and in “General and administrative expense” on the Consolidated Statement of Income as of and for the fiscal year ended June 30, 2023, respectively. Given the uncertainty of the appellate process and other factors that are unknown or currently unquantifiable, the Company maintained its accrual at June 30, 2024.

19.    REGULATORY CAPITAL REQUIREMENTS
Consolidated and the Bank. The Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by the Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our results of operations or financial condition. The Federal Reserve establishes capital requirements for the Company and the OCC has similar requirements for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require the Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require the Company and Bank to maintain minimum ratios of tier 1 capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” the Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. At June 30, 2024, the Company and Bank met all the capital adequacy requirements to which they were subject. At June 30, 2024, the Company and Bank were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since June 30, 2024 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support the Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Company and Bank both elected the five-year CECL transition guidance for calculating regulatory capital and ratios and the June 30, 2024 and June 30, 2023 amounts reflect this election. This guidance allowed an entity to add back to regulatory capital 100% of the impact of the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through June 30, 2023. Beginning with fiscal year 2023, this cumulative amount is phased out of regulatory capital at 25% per year until it is 100% phased out of regulatory capital beginning in fiscal year 2026.
The Company’s and Bank’s capital amounts, capital ratios and capital requirements under Basel III were as follows:

	Axos Financial, Inc.		Axos Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Regulatory Capital:
Tier 1	$2,167,781	$1,796,352	$2,181,426	$1,866,705
Common equity tier 1	$2,167,781	$1,796,352	$2,181,426	$1,866,705
Total capital	$2,678,489	$2,269,237	$2,365,061	$2,007,006

Assets:
Average adjusted	$22,979,871	$20,059,002	$22,391,541	$19,284,378
Total risk-weighted	$18,049,571	$16,414,213	$17,128,880	$16,054,633

Regulatory Capital Ratios:
Tier 1 leverage (to adjusted average assets)	9.43%	8.96%	9.74%	9.68%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	12.01%	10.94%	12.74%	11.63%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	12.01%	10.94%	12.74%	11.63%	8.00%	6.00%
Total capital (to risk-weighted assets)	14.84%	13.82%	13.81%	12.50%	10.00%	8.00%
Under Basel III all banking organizations are required to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At June 30, 2024, the Company and Bank were in compliance with the capital conservation buffer requirement. Inclusive of the fully phased-in capital conservation buffer, the common equity Tier 1 capital, Tier 1 risk-based capital and total risk-based capital ratio minimums are 7.0%, 8.5% and 10.5%, respectively. A banking organization with a buffer of less than the required amount is subject to increasingly stringent limitations on such distributions and payments as the buffer approaches zero. In addition, these requirements also generally prohibit a banking organization from making such distributions or payments during any quarter if its eligible retained income is negative and its capital conservation buffer ratio was 2.5% or less at the end of the previous quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income.
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
The net capital positions of Axos Clearing were as follows:

(Dollars in thousands)	June 30, 2024	June 30, 2023
Net capital	$101,462	$35,221
Excess Capital	$96,654	$29,905

Net capital as a percentage of aggregate debit items	42.21%	13.25%
Net capital in excess of 5% aggregate debit items	$89,442	$21,930
Axos Clearing, as a clearing broker, is subject to the SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the exclusive benefit of customers (“Customer Reserve Bank Account”) and proprietary accounts of brokers (“PAB Reserve Account”). As of June 30, 2024, Axos Clearing was in compliance with its Customer Reserve Bank Account and PAB Reserve Account deposit requirements.
20.    EMPLOYEE BENEFIT PLAN
The Company has one 401(k) plan whereby substantially all of its employees may participate in the plan. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Company provides an employer matching contribution to the 401(k) plan based on an employee’s designated deferral of their eligible compensation. For the fiscal years ended June 30, 2024, 2023, and 2022, expenses attributable to the plan amounted to $4.5 million, $3.5 million, and $3.6 million, respectively. These expenses are included in “Salaries and related costs” in the Consolidated Statements of Income. The contribution made during the fiscal year ended June 30, 2024, was 72,708 shares with a fair market value of $4.0 million.

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
CONDENSED BALANCE SHEETS

	At June 30,
(Dollars in thousands)	2024	2023
ASSETS
Cash and cash equivalents	$109,610	$115,948
Securities	78,321	15,050
Advances to non-bank subsidiaries	3,000	8,000
Other assets	68,321	78,932
Investment in bank subsidiaries	2,241,746	1,884,525
Investment in non-bank subsidiaries	216,164	235,223
Total assets	$2,717,162	$2,337,678
LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings, subordinated notes and debentures	$325,679	$334,579
Accounts payable and other liabilities	100,887	85,940
Total liabilities	426,566	420,519
Stockholders’ equity	2,290,596	1,917,159
Total liabilities and stockholders’ equity	$2,717,162	$2,337,678
CONDENSED STATEMENTS OF INCOME

	Fiscal Year Ended June 30,
(Dollars in thousands)	2024	2023	2022
Interest income	$4,279	$1,656	$1,777
Interest expense	15,990	15,909	11,183
Net interest (expense) income	(11,711)	(14,253)	(9,406)
Provision for loan losses	(184)	—	—
Net interest (expense) income, after provision for credit losses	(11,527)	(14,253)	(9,406)
Non-interest income (loss)	13,247	11,448	6,275
Non-interest expense and tax benefit[1]	31,366	15,866	9,741
Income (loss) before dividends from subsidiary and equity in undistributed income of subsidiaries	(29,646)	(18,671)	(12,872)
Dividends from bank subsidiaries	120,000	45,000	40,000
Dividends from non-bank subsidiaries	26,000	13,750	—
Equity in undistributed earnings of subsidiaries	333,654	267,086	213,588
Net income	$450,008	$307,165	$240,716
Comprehensive income	$454,152	$303,488	$235,276
1 Includes tax benefits of $6,352, $11,988, and $11,927 for the fiscal years ended June 30, 2024, 2023, and 2022, respectively.

STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
(Dollars in thousands)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$450,008	$307,165	$240,716
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion	9,532	12,383	11,160
Stock-based compensation expense	35,194	26,100	21,242
Equity in undistributed earnings of subsidiaries	(333,654)	(267,086)	(213,588)
Decrease (increase) in other assets	15,849	(3,448)	(5,231)
Increase (decrease) in other liabilities	(17,922)	(1,069)	(11,564)
Net cash provided by operating activities	159,007	74,045	42,735
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(20,351)	—	—
Proceeds from principal repayments on loans	5,000	25,000	—
Acquisition of business activity, net of cash paid	—	—	—
Purchases of furniture, equipment, software and intangibles	(5,378)	(805)	(817)
Investment in subsidiaries	(23,200)	(25,825)	(203,086)
Net cash used in investing activities	(43,929)	(1,630)	(203,903)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax payments related to the settlement of restricted stock units	(16,192)	(6,144)	(14,481)
Repurchase of treasury stock	(96,286)	(48,963)	—
Repurchase of subordinated notes	(8,938)	—	(2,120)
Proceeds from issuance of subordinated notes	—	—	150,000
Net cash provided by (used in) financing activities	(121,416)	(55,107)	133,399
NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,338)	17,308	(27,769)
CASH AND CASH EQUIVALENTS—Beginning of year	115,948	98,640	126,409
CASH AND CASH EQUIVALENTS—End of year	$109,610	$115,948	$98,640

22.    SEGMENT REPORTING
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
The Company evaluates performance and allocates resources based on pre-tax profit or loss from operations in conjunction with its corporate strategy. Certain revenues, expenses, assets, and liabilities are presented in “Corporate/Eliminations” in the tables below as they do not exceed the thresholds established for reportable segments under U.S. GAAP.
The Company operates through two operating segments: Banking Business Segment and Securities Business Segment. Inter-segment transactions are eliminated in consolidation and primarily include non-interest income earned by the Securities Business Segment and non-interest expense incurred by the Banking Business Segment for cash sorting fees related to deposits sourced from Securities Business Segment customers, as well as interest expense paid by the Banking Business Segment to each of the wholly-owned subsidiaries of the Company and to the Company itself for their operating cash held on deposit with the Banking Business Segment.
Banking Business Segment. The Banking Business Segment includes a broad range of banking services including online banking, concierge banking, and mortgage, vehicle and unsecured lending through online, low-cost distribution channels to serve the needs of consumers and small businesses nationally, and includes both loans held for investment and held for sale as well as originated and purchased loans. In addition, the Banking Business Segment focuses on providing deposit products nationwide to industry verticals (e.g., Title and Escrow), treasury management products to a variety of businesses, and commercial & industrial and commercial real estate lending to clients. The Banking Business Segment includes a bankruptcy trustee and fiduciary service that provides specialized software and consulting services to Chapter 7 bankruptcy and non-Chapter 7 trustees and fiduciaries. In addition, the assets and activities related to two lending-related trust entities are included in the Banking Business Segment.
Securities Business Segment. The Securities Business Segment includes the clearing broker-dealer, registered investment advisor custody business, and introducing broker-dealer lines of businesses. These lines of business offer products independently to their own customers as well as to Banking Business Segment clients.
In order to reconcile the two segments to the consolidated totals, the Company includes parent-only activities and intercompany eliminations. The following tables present the operating results, goodwill, and assets of the segments:

	For the Fiscal Year Ended June 30, 2024
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$950,832	$26,207	$(15,610)	$961,429
Provision for credit losses	32,500	—	—	32,500
Non-interest income	139,071	129,020	(45,431)	222,660
Non-interest expense	418,695	115,091	(17,678)	516,108
Income before taxes	$638,708	$40,136	$(43,363)	$635,481

	For the Fiscal Year Ended June 30, 2023
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$776,294	$21,042	$(14,215)	$783,121
Provision for credit losses	24,250	—	—	24,250
Non-interest income	42,260	141,107	(62,879)	120,488
Non-interest expense	391,411	102,572	(46,368)	447,615
Income before taxes	$402,893	$59,577	$(30,726)	$431,744

	For the Fiscal Year Ended June 30, 2022
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$597,833	$17,580	$(8,255)	$607,158
Provision for credit losses	23,750	—	—	23,750
Non-interest income	60,881	64,069	(11,587)	113,363
Non-interest expense	268,829	84,014	3,969	356,812
Income before taxes	$366,135	$(2,365)	$(23,811)	$339,959

	As of June 30, 2024
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$59,953	$1,999	$97,673
Total Assets	$22,165,627	$649,254	$40,453	$22,855,334

	As of June 30, 2023
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$61,952	$—	$97,673
Total Assets	$19,396,167	$899,496	$52,806	$20,348,469