Form 10-Q
period 2024-09-30
Axos Financial, Inc.
filed 2024-10-30
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock on the last practicable date: 57,092,434 shares of common stock, $0.01 par value per share, as of October 18, 2024.

AXOS FINANCIAL, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except par value)	September 30, 2024	June 30, 2024
ASSETS
Cash and cash equivalents	$2,570,506	$1,979,979
Restricted cash	233,350	205,797
Total cash, cash equivalents and restricted cash	2,803,856	2,185,776
Trading securities	594	353
Available-for-sale securities	137,996	141,611
Stock of regulatory agencies	34,417	21,957
Loans held for sale, carried at fair value	14,566	16,482
Loans—net of allowance for credit losses of $263,854 as of September 30, 2024 and $260,542 as of June 30, 2024	19,280,609	19,231,385
Servicing rights, carried at fair value	27,335	28,924
Securities borrowed	84,326	67,212
Customer, broker-dealer and clearing receivables	262,774	240,028
Goodwill and other intangible assets—net	139,215	141,769
Other assets	783,396	779,837
TOTAL ASSETS	$23,569,084	$22,855,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$3,055,605	$2,975,631
Interest bearing	16,917,724	16,383,586
Total deposits	19,973,329	19,359,217
Advances from the Federal Home Loan Bank	90,000	90,000
Borrowings, subordinated notes and debentures	313,519	325,679
Securities loaned	95,883	74,177
Customer, broker-dealer and clearing payables	315,985	301,127
Accounts payable and other liabilities	374,640	414,538
Total liabilities	21,163,356	20,564,738
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock—$0.01 par value; 150,000,000 shares authorized; 70,562,333 shares issued and 57,092,216 shares outstanding as of September 30, 2024; 70,221,632 shares issued and 56,894,565 shares outstanding as of June 30, 2024	706	702
Additional paid-in capital	520,795	510,232
Accumulated other comprehensive income (loss)—net of income tax	(765)	(2,466)
Retained earnings	2,297,957	2,185,617
Treasury stock, at cost; 13,470,117 shares as of September 30, 2024 and 13,327,067 shares as of June 30, 2024	(412,965)	(403,489)
Total stockholders’ equity	2,405,728	2,290,596
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,569,084	$22,855,334

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands, except earnings per common share)	2024	2023
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$438,229	$326,974
Securities borrowed and customer receivables	6,271	4,995
Investments and other	39,762	31,983
Total interest and dividend income	484,262	363,952
INTEREST EXPENSE:
Deposits	187,269	146,110
Advances from the Federal Home Loan Bank	529	529
Securities loaned	540	449
Other borrowings	3,876	5,709
Total interest expense	192,214	152,797
Net interest income	292,048	211,155
Provision for credit losses	14,000	7,000
Net interest income, after provision for credit losses	278,048	204,155
NON-INTEREST INCOME:
Broker-dealer fee income	11,060	12,477
Advisory fee income	7,945	8,219
Banking and service fees	8,613	8,350
Mortgage banking and servicing rights income	450	3,878
Prepayment penalty fee income	541	1,583
Total non-interest income	28,609	34,507
NON-INTEREST EXPENSE:
Salaries and related costs	74,293	55,811
Data and operational processing	18,985	16,084
Depreciation and amortization	7,450	5,878
Advertising and promotional	14,253	10,375
Professional services	9,895	9,811
Occupancy and equipment	4,318	3,846
FDIC and regulatory fees	5,956	4,449
Broker-dealer clearing charges	4,307	4,012
General and administrative expense	8,008	10,240
Total non-interest expense	147,465	120,506
INCOME BEFORE INCOME TAXES	159,192	118,156
INCOME TAXES	46,852	35,511
NET INCOME	$112,340	$82,645
Basic earnings per common share	$1.97	$1.40
Diluted earnings per common share	$1.93	$1.38

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands)	2024	2023
NET INCOME	$112,340	$82,645
Net unrealized gain (loss) from available-for-sale securities, net of income tax	1,319	222
Net unrealized gain (loss) on cash flow hedges, net of income tax	382	—
Other comprehensive income (loss)	1,701	222
COMPREHENSIVE INCOME	$114,041	$82,867

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended September 30, 2024
	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Retained Earnings	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2024	70,221,632	(13,327,067)	56,894,565	$702	$510,232	$(2,466)	$2,185,617	$(403,489)	$2,290,596
Net income	—	—	—	—	—	—	112,340	—	112,340
Other comprehensive income (loss)	—	—	—	—	—	1,701	—	—	1,701
Stock-based compensation activity	340,701	(143,050)	197,651	4	10,563	—	—	(9,476)	1,091
BALANCE—September 30, 2024	70,562,333	(13,470,117)	57,092,216	$706	$520,795	$(765)	$2,297,957	$(412,965)	$2,405,728

	For the Three Months Ended September 30, 2023
	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Retained Earnings	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2023	69,465,446	(10,522,411)	58,943,035	$695	$479,878	$(6,610)	$1,735,609	$(292,413)	$1,917,159
Net income	—	—	—	—	—	—	82,645	—	82,645
Other comprehensive income (loss)	—	—	—	—	—	222	—	—	222
Purchase of treasury stock	—	(648,208)	(648,208)	—	—	—	—	(24,536)	(24,536)
Stock-based compensation activity	360,817	(151,668)	209,149	3	6,798	—	—	(6,083)	718
BALANCE—September 30, 2023	69,826,263	(11,322,287)	58,503,976	$698	$486,676	$(6,388)	$1,818,254	$(323,032)	$1,976,208

See accompanying notes to the condensed consolidated financial statements.

.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$112,340	$82,645
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,450	5,878
Other accretion and amortization	(37,358)	(3,101)
Stock-based compensation expense	10,239	6,802
Trading activity	(241)	118
Provision for credit losses	14,000	7,000
Deferred income taxes	464	3,526
Origination of loans held for sale	(69,570)	(50,607)
Unrealized and realized gains on loans held for sale	(2,881)	(1,796)
Proceeds from sale of loans held for sale	74,532	65,138
Change in the fair value of servicing rights	1,765	(3,448)
Gain on repurchase of subordinated notes	(604)	—
Net change in assets and liabilities which provide (use) cash:
Securities borrowed	(17,114)	37,915
Customer, broker-dealer and clearing receivables	(22,746)	88,651
Other Assets	4,243	(86,716)
Securities loaned	21,706	(43,386)
Customer, broker-dealer and clearing payables	14,858	(103,562)
Accounts payable and other liabilities	(40,295)	29,130
Net cash provided by operating activities	70,788	34,187
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(16,000)	(4,796)
Proceeds from sale and repayment of available-for-sale securities	21,564	718
Purchase of stock of regulatory agencies	(12,446)	—
Net change in loans held for investment	(48,333)	(444,421)
Proceeds from sale of loans originally classified as held for investment	27,800	—
Proceeds from sale of other real estate owned and repossessed assets	2,202	918
Purchase of loans and leases, net of discounts and premiums	—	(51,892)
Purchases of furniture, equipment, software and intangibles	(17,770)	(6,492)
Purchases of other investments	(2,558)	(910)
Distributions received from other investments	—	593
Net cash used in investing activities	(45,541)	(506,282)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	614,112	442,633
Net (repayment) proceeds of other borrowings	—	85,700
Payments related to settlement of restricted stock units	(9,476)	(6,083)
Purchase of treasury stock	—	(18,472)
Repurchase of subordinated notes	(11,803)	—
Net cash provided by financing activities	592,833	503,778
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	618,080	31,683
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of year	$2,185,776	$2,382,086
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$2,803,856	$2,413,769
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on interest-bearing liabilities	192,306	152,359
Income taxes paid	40,158	52,664
Transfers to other real estate and repossessed vehicles from loans held for investment	585	1,847
Transfers from loans held for investment to loans held for sale	28,140	2,783
Operating lease liabilities from obtaining right of use assets	212	—

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2024 AND 2023
(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements include the accounts of Axos Financial, Inc. and its wholly owned subsidiaries (“Axos” or the “Company”). Axos Bank (the “Bank”), its wholly owned subsidiaries, and the activities of two lending-related trust entities constitute the Banking Business Segment, and Axos Securities, LLC and its wholly owned subsidiaries constitute the Securities Business Segment. All significant intercompany balances and transactions have been eliminated in consolidation. The Notes to the Condensed Consolidated Financial Statements are an integral part of the Company’s financial statements. On December 7, 2023, the Company acquired from the Federal Deposit Insurance Corporation (“FDIC”) two loan portfolios with an aggregate unpaid principal balance of $1.3 billion at a 37% discount to par. For additional information on the “FDIC Loan Purchase,” see Note 2—“Acquisitions” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (“2024 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).
The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Certain amounts reported in prior periods have been reclassified to conform with the current presentation. Results for the three months ended September 30, 2024 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or not repeated herein pursuant to the rules and regulations of the SEC with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2024 included in the 2024 Form 10-K.
Significant Accounting Policies
For further information regarding the Company’s significant accounting policies, see Note 1—“Organizations and Summary of Significant Accounting Policies” in the 2024 Form 10-K. During the three months ended September 30, 2024, there were no significant updates to the Company’s significant accounting policies, other than as noted below and the adoption of the accounting standards noted herein.
Stock of Regulatory Agencies. The Bank is a member of the Federal Home Loan Bank (“FHLB”) system and the Federal Reserve System (the “Federal Reserve”). FHLB members are required to own a certain amount of FHLB stock based on the level of borrowings and other factors while Federal Reserve members are required to own a certain amount of Federal Reserve Bank stock based on the member’s equity capital and surplus. FHLB and Federal Reserve Bank stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Axos Securities, LLC is a member of the Depository Trust & Clearing Corporation (“DTCC”), a financial services company providing clearing and settlement services to the financial markets. Members are required to own a certain amount of DTCC stock based on the clearing levels and other factors. DTCC stock is valued based on information provided by the DTCC, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recovery of carrying value.
Comprehensive Income. Comprehensive income consists of net income and other comprehensive income (“OCI”). OCI includes unrealized gains and losses on available-for-sale securities and gains and losses on derivatives in designated cash flow hedge accounting relationships.
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
The Company makes markets in interest rate swap and cap derivatives to facilitate customer demand. The Company enters into offsetting derivative transactions to offset its interest rate risk associated with this customer transaction activity. The Company acquired as part of the FDIC Loan Purchase certain customer-facing interest rate derivatives and related market-facing derivatives which offset the Company’s interest rate risk. For additional information on these derivatives see Note 2—

“Acquisitions” in the 2024 Form 10-K and Note 5— “Derivatives.” Changes in the fair values of these derivatives, and related fees, are included in “Banking and service fees” on the Consolidated Statements of Income.
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
The Company applies hedge accounting to certain derivative instruments for interest rate risk management purposes. The Company uses such derivative instruments to hedge forecasted variable cash flows from floating-rate deposits. For designated cash flow hedges, changes in the fair value of the derivatives are initially recorded in OCI and subsequently recognized in earnings once the hedged item affects earnings. Derivative gains and losses reclassified to earnings are recognized in interest expense on the condensed Consolidated Statements of Income, consistent with the hedged floating-rate deposits.
Hedge accounting relationships, including the associated risk management objective and strategy, are formally documented at inception. Additionally, the effectiveness of hedge accounting relationships is monitored throughout the duration of the hedge period. Hedge accounting treatment is discontinued either when the derivative is terminated, when it is determined that a derivative is not expected to be, or has ceased to be, effective as a hedge or if the Company removes the cash flow hedge designation. If a hedge accounting relationship is terminated and the original hedged transaction remains probable to occur, the amount in accumulated other comprehensive income is recognized in earnings on a straight-line basis over the remaining term of the derivative. If the original hedged transaction no longer remains probable to occur, any amount in accumulated other comprehensive income is immediately recognized in income.
New Accounting Standards
Recently Adopted Accounting Standards
On July 1, 2024, the Company adopted Accounting Standards Update (“ASU”) 2023-02 which permits an election, if certain conditions are met, to account for tax equity investments using the proportional amortization method, which was previously limited to low-income housing tax credit (“LIHTC”) investments. As the Company’s tax equity investments solely comprise LIHTC investments accounted for under the proportional amortization method, there was no impact on its financial condition or results of operations upon adoption. For additional information on the Company’s LIHTC investments, see Note 12 – “Other Assets.”
Accounting Standards Issued But Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07 which requires disclosure of significant business segment expenses and a description of the composition of other segment expenses by business segment. The ASU also requires disclosure of the title and position of the chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company does not expect any impact on its financial condition or results of operations upon adoption.
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

2.     FAIR VALUE
The following tables set forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2024 and June 30, 2024. Assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement:

	September 30, 2024
(Dollars in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Trading securities	$594	$—	$594
Available-for-sale securities:
Agency MBS	43,120	—	43,120
Non-Agency MBS	—	91,309	91,309
Municipal	3,567	—	3,567
Total—Available-for-sale securities:	$46,687	$91,309	$137,996
Loans held for sale	$14,566	$—	$14,566
Servicing rights	$—	$27,335	$27,335
Other assets—Derivative instruments	$66,172	$—	$66,172
LIABILITIES:
Accounts payable and other liabilities—Derivative instruments	$63,225	$—	$63,225

	June 30, 2024
(Dollars in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Trading securities	$353	$—	$353
Available-for-sale securities:
Agency MBS	27,259	—	27,259
Non-Agency MBS	—	110,928	110,928
Municipal	3,424	—	3,424
Total—Available-for-sale securities:	$30,683	$110,928	$141,611
Loans held for sale	$16,482	$—	$16,482
Servicing rights	$—	$28,924	$28,924
Other assets—Derivative instruments	$106,796	$—	$106,796
LIABILITIES:
Accounts payable and other liabilities—Derivative instruments	$102,949	$—	$102,949

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	September 30, 2024
(Dollars in thousands)	Available-for-sale Securities: Non-Agency MBS	Servicing Rights[1]	Total
Opening Balance	$110,928	$28,924	$139,852
Total gains or losses for the period:
Included in earnings—Mortgage banking and servicing rights income	—	(1,852)	(1,852)
Included in other comprehensive income	782	—	782
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	—	263	263
Settlements	(20,401)	—	(20,401)
Closing balance	$91,309	$27,335	$118,644

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(1,852)	$(1,852)
1 Earnings from servicing rights were attributable to: time and payoffs, representing a decrease in servicing rights value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period of $0.2 million for the three months ended September 30, 2024 and a decrease in servicing rights value resulting from market-driven changes in interest rates of $1.6 million for the three months ended September 30, 2024. Additions to servicing rights were related to purchases and servicing rights retained upon sale of loans held for sale.

	For the Three Months Ended
	September 30, 2023
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
1 Earnings from servicing rights were attributable to: time and payoffs, representing a decrease in servicing rights value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period of $0.2 million for the three months ended September 30, 2023, and an increase in servicing rights value resulting from market-driven changes in interest rates of $2.1 million for the three months ended September 30, 2023. Additions to servicing rights were related to purchases and servicing rights retained upon sale of loans held for sale.

The table below summarizes the quantitative information about Level 3 fair value measurements:

	September 30, 2024
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Available-for-sale securities: Non-Agency MBS	$91,309	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over SOFR Swaps, Credit Enhancement	0.0 to 69.6% (34.5%) 0.0 to 5.5% (2.6%) 0.0 to 68.9% (32.6%) 2.5 to 4.9% (2.6%) 0.0 to 64.3% (26.1%)
Servicing Rights	$27,335	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	5.2 to 24.2% (10.9%) 2.4 to 11.1 (8.3) 9.5 to 11.2% (9.8%)

	June 30, 2024
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Available-for-sale securities: Non-Agency MBS	$110,928	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over SOFR Swaps, Credit Enhancement	0.0 to 72.1% (38.0%) 0.0 to 13.7% (2.8%) 0.0 to 68.9% (32.9%) 2.5 to 4.9% (2.5%) 0.0 to 64.9% (22.8%)
Servicing Rights	$28,924	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	5.5 to 95.2% (11.8%) 0.4 to 14.9 (7.9) 9.5 to 11.2% (9.8%)
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
The aggregate fair value of loans held for sale, carried at fair value, the contractual balance (including accrued interest), and the unrealized gain were:

(Dollars in thousands)	September 30, 2024	June 30, 2024
Aggregate fair value	$14,566	$16,482
Contractual balance	13,977	15,966
Unrealized gain	$589	$516
The total interest income and amount of gains and losses from changes in fair value included in earnings for loans held for sale were:

	September 30,
(Dollars in thousands)	2024	2023
Interest income	$288	$189
Change in fair value	17	(129)
Total	$305	$60

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments at September 30, 2024 and June 30, 2024 were:

	September 30, 2024
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	$2,803,856	$2,803,856	$—	$—	$2,803,856
Trading securities	594	—	594	—	594
Available-for-sale securities	137,996	—	46,687	91,309	137,996
Stock of regulatory agencies	34,417	—	34,417	—	34,417
Loans held for sale, at fair value	14,566	—	14,566	—	14,566
Loans held for investment—net	19,280,609	—	—	19,563,846	19,563,846
Securities borrowed	84,326	—	—	83,501	83,501
Customer, broker-dealer and clearing receivables	262,774	—	—	261,163	261,163
Servicing rights	27,335	—	—	27,335	27,335
Other assets - derivative instruments	66,172	—	66,172	—	66,172
Financial liabilities:
Total deposits	19,973,329	—	19,743,134	—	19,743,134
Advances from the Federal Home Loan Bank	90,000	—	86,700	—	86,700
Borrowings, subordinated notes and debentures	313,519	—	285,114	—	285,114
Securities loaned	95,883	—	—	95,398	95,398
Customer, broker-dealer and clearing payables	315,985	—	—	315,985	315,985
Accounts payable and other liabilities - derivative instruments	63,225	—	63,225	—	63,225

	June 30, 2024
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	$2,185,776	$2,185,776	$—	$—	$2,185,776
Trading securities	353	—	353	—	353
Available-for-sale securities	141,611	—	30,683	110,928	141,611
Stock of regulatory agencies	21,957	—	21,957	—	21,957
Loans held for sale, at fair value	16,482	—	16,482	—	16,482
Loans held for investment—net	19,231,385	—	—	19,209,442	19,209,442
Securities borrowed	67,212	—	—	71,480	71,480
Customer, broker-dealer and clearing receivables	240,028	—	—	249,317	249,317
Servicing rights	28,924	—	—	28,924	28,924
Other assets - derivative instruments	106,796	—	106,796	—	106,796
Financial liabilities:
Total deposits	19,359,217	—	19,217,281	—	19,217,281
Advances from the Federal Home Loan Bank	90,000	—	84,201	—	84,201
Borrowings, subordinated notes and debentures	325,679	—	302,487	—	302,487
Securities loaned	74,177	—	—	74,021	74,021
Customer, broker-dealer and clearing payables	301,127	—	—	301,127	301,127
Accounts payable and other liabilities - derivative instruments	102,949	—	102,949	—	102,949
The carrying amount represents the estimated fair value for cash, cash equivalents and restricted cash, stock of regulatory agencies, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans, deposits, borrowings or subordinated debt and for variable rate loans, deposits, borrowings or subordinated debt with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. A discussion of the methods of valuing trading securities, available-for-sale securities, loans held for sale and derivatives can be found in Note 3—“Fair Value” in the 2024 Form 10-K. The fair value of off-balance sheet items is not considered material.

3.         AVAILABLE-FOR-SALE SECURITIES
The amortized cost and fair value of available-for-sale securities were:

	September 30, 2024
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
Agency[1]	$44,702	$359	$(1,941)	$43,120
Non-agency[2]	90,258	1,295	(244)	91,309
Total mortgage-backed securities	134,960	1,654	(2,185)	134,429
Municipal	3,822	—	(255)	3,567
Total available-for-sale securities	$138,782	$1,654	$(2,440)	$137,996

	June 30, 2024
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
Agency[1]	$29,835	$83	$(2,659)	$27,259
Non-agency[2]	110,658	838	(568)	110,928
Total mortgage-backed securities	140,493	921	(3,227)	138,187
Municipal	3,788	—	(364)	3,424
Total available-for-sale securities	$144,281	$921	$(3,591)	$141,611
1 Includes securities guaranteed by Ginnie Mae, a U.S. government agency, and the government sponsored enterprises Fannie Mae and Freddie Mac.
2 Private sponsors of securities collateralized primarily by first-lien mortgage loans on commercial properties or by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by prime, Alt-A or pay-option ARM mortgages.
The Company evaluates available-for-sale securities in an unrealized loss position based on an analysis of a number of factors, including, but not limited to: (1) the credit characteristics of the securities, such as the forecasted cash flows, credit ratings, credit enhancement, and government agency or government sponsored enterprise backing, as applicable, and (2) whether the Company intends to sell or will be required to sell any of the securities before recovering the amortized cost basis. Based on its analysis, the Company determined the unrealized losses on available-for-sale securities are primarily driven by the increase in interest rates since the securities were purchased and, accordingly, no credit losses were recognized on available-for-sale securities in the three months ended September 30, 2024 and September 30, 2023. There was no amount in the allowance for credit losses for available-for-sale securities at September 30, 2024 and June 30, 2024.
The face amounts of available-for-sale securities pledged to secure borrowings were $0.8 million as of September 30, 2024 and June 30, 2024.

There were no sales of available-for-sale securities during the three months ended September 30, 2024 and September 30, 2023.

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were:

	September 30, 2024
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
Agency	$15,991	$(8)	$18,741	$(1,933)	$34,732	$(1,941)
Non-agency	—	—	58,565	(244)	58,565	(244)
Total MBS	15,991	(8)	77,306	(2,177)	93,297	(2,185)
Municipal	—	—	3,567	(255)	3,567	(255)
Total available-for-sale securities	$15,991	$(8)	$80,873	$(2,432)	$96,864	$(2,440)

	June 30, 2024
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
Agency	$2,644	$(31)	$19,298	$(2,628)	$21,942	$(2,659)
Non-agency	15	—	78,364	(568)	78,379	(568)
Total MBS	2,659	(31)	97,662	(3,196)	100,321	(3,227)
Municipal	—	—	3,424	(364)	3,424	(364)
Total available-for-sale securities	$2,659	$(31)	$101,086	$(3,560)	$103,745	$(3,591)
The following table sets forth the expected maturity distribution of our mortgage-backed securities, which is based on assumed prepayment rates, and the maturity distribution of our non-MBS, which is based on the contractual maturity:

	As of September 30, 2024
(Dollars in thousands)	Total Amount	Due Within One Year	Due after One but within Five Years	Due after Five but within Ten Years	Due After Ten Years
MBS:
Agency	$44,702	$10,367	$25,954	$6,323	$2,058
Non-Agency	$90,258	$86,452	$1,817	$1,389	$600
Total MBS	$134,960	$96,819	$27,771	$7,712	$2,658
Municipal	$3,822	$—	$—	$—	$3,822
Available-for-sale—Amortized cost	$138,782	$96,819	$27,771	$7,712	$6,480
Available-for-sale—Fair value	$137,996	$96,543	$27,421	$7,735	$6,297

4.    LOANS & ALLOWANCE FOR CREDIT LOSSES
The Company categorizes the loan portfolio into five segments: Single Family - Mortgage & Warehouse, Multifamily and Commercial Mortgage, Commercial Real Estate, Commercial & Industrial - Non Real Estate (“Non-RE”) and Auto & Consumer. For further detail of the segments of the Company’s loan portfolio, see Note 1—“Organizations and Summary of Significant Accounting Policies” in the 2024 Form 10-K.
The following table sets forth the composition of the loan portfolio:

(Dollars in thousands)	September 30, 2024	June 30, 2024
Single Family - Mortgage & Warehouse	$4,151,583	$4,178,832
Multifamily and Commercial Mortgage[1]	3,647,469	3,861,931
Commercial Real Estate[1]	6,256,265	6,088,622
Commercial & Industrial - Non-RE	5,354,752	5,241,766
Auto & Consumer	415,765	431,660
Total gross loans	19,825,834	19,802,811
Allowance for credit losses - loans	(263,854)	(260,542)
Unaccreted premiums (discounts) and loan fees	(281,371)	(310,884)
Total net loans	$19,280,609	$19,231,385
1 Includes purchased credit deteriorated (“PCD”) loans of $282.6 million and $284.0 million in Multifamily and Commercial Mortgage and $44.5 million and $44.5 million in Commercial Real Estate as of September 30, 2024 and June 30, 2024, respectively. For further detail on PCD loans, see Note 1—“Organizations and Summary of Significant Accounting Policies” in the 2024 Form 10-K.
Accrued interest receivable on loans held for investments totaled $120.1 million and $119.8 million as of September 30, 2024 and June 30, 2024, respectively.
At September 30, 2024 and June 30, 2024, the Company has pledged certain loans totaling $4,680.7 million and $4,942.8 million, respectively, to the FHLB and $8,194.2 million and $8,197.2 million, respectively, to the Federal Reserve Bank of San Francisco (“FRBSF”).
The following table presents loan-to-value (“LTV”) for the Company’s real estate loans outstanding as of September 30, 2024:

	Total Real Estate Loans	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate
Weighted-Average LTV	47.9%	55.8%	52.1%	40.1%
Median LTV	52.0%	54.0%	50.0%	43.5%
The Company’s effective weighted-average LTV was 50.9% for loans within its real estate portfolio originated during the three months ended September 30, 2024.
The following table presents the components of the provision for credit losses:

	September 30,
(Dollars in thousands)	2024	2023
Provision for credit losses - loans	$11,500	$5,750
Provision for credit losses - unfunded lending commitments	2,500	1,250
Total provision for credit losses	$14,000	$7,000

The following tables summarize activity in the allowance for credit losses - loans by portfolio segment:

	For the Three Months Ended September 30, 2024
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Balance at July 1, 2024	$16,943	$70,771	$87,780	$76,032	$9,016	$260,542
Provision (benefit) for credit losses - loans	464	(1,806)	7,252	3,555	2,035	11,500
Charge-offs	—	(3,357)	—	(3,032)	(2,849)	(9,238)
Recoveries	46	—	—	—	1,004	1,050
Balance at September 30, 2024	$17,453	$65,608	$95,032	$76,555	$9,206	$263,854

	For the Three Months Ended September 30, 2023
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Balance at July 1, 2023	$17,503	$16,848	$72,755	$46,347	$13,227	$166,680
Provision (benefit) for credit losses - loans	(10)	(974)	(1,400)	8,245	(111)	5,750
Charge-offs	(80)	—	—	—	(2,281)	(2,361)
Recoveries	13	—	—	—	788	801
Balance at September 30, 2023	$17,426	$15,874	$71,355	$54,592	$11,623	$170,870
For the three months ended September 30, 2024, the allowance for credit losses for loans increased as a result of the provision for credit losses, partially offset by net charge-offs. The provision for credit losses was primarily due to the quantitative impact of macroeconomic variables in the allowance for credit losses model, primarily the U.S. unemployment rate, and increases in specific reserves, mainly in the commercial & industrial - non-RE portfolio.
Loan products within each portfolio contain varying collateral types which impact the estimate of the loss given default utilized in the calculation of the allowance. For further discussion of the model method of estimating expected lifetime credit losses, see Note 1—“Organizations and Summary of Significant Accounting Policies” in the 2024 Form 10-K. The following tables present a summary of the activity in the allowance for credit losses for off-balance sheet lending commitments:

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023
Balance at July 1,	$10,223	$10,473
Provision for credit losses - unfunded lending commitments	2,500	1,250
Balance at September 30,	$12,723	$11,723
The increase in the allowance for off-balance sheet lending commitments for the three months ended September 30, 2024, was primarily driven by unfunded lending commitment growth, primarily in the commercial & industrial - non-RE portfolio.

Credit Quality Disclosures. The following tables provide the composition of loans that are performing and nonaccrual by portfolio segment:

	September 30, 2024
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Performing	$4,092,504	$3,616,032	$6,215,663	$5,311,156	$413,781	$19,649,136
Nonaccrual	59,079	31,437	40,602	43,596	1,984	176,698
Total	$4,151,583	$3,647,469	$6,256,265	$5,354,752	$415,765	$19,825,834
Nonaccrual loans to total loans						0.89%

	June 30, 2024
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Performing	$4,133,121	$3,826,877	$6,062,520	$5,237,746	$429,188	$19,689,452
Nonaccrual	45,711	35,054	26,102	4,020	2,472	113,359
Total	$4,178,832	$3,861,931	$6,088,622	$5,241,766	$431,660	$19,802,811
Nonaccrual loans to total loans						0.57%
There were no nonaccrual loans without an allowance for credit losses as of September 30, 2024 and June 30, 2024. There was no interest income recognized on nonaccrual loans in the three months ended September 30, 2024 and 2023. Loans reaching 90 days past due are generally placed on nonaccrual status and risk rated as substandard or doubtful. Loans not yet reaching 90 days past due may be placed on nonaccrual status based on management’s assessment of the aging of contractual principal amounts due, among other factors.
Credit Quality Indicators. The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends. In addition to the borrower’s primary source of repayment, in its risk rating process the Company considers all available sources of repayment, including obligor guaranties and liquidations of pledged collateral, where individually or together such sources would fully repay the loan on a timely basis. The Company analyzes loans individually by classifying the loans based on credit risk. The Company uses the following internally-defined risk ratings.
Pass. Loans where repayment in full is expected through any of the borrower’s sources of repayment.
Special Mention. Loans where any credit risk is not considered significant yet require management’s attention given certain currently identified characteristics of the borrower, collateral securing the loan and the obligor’s net worth and paying capacity. If the identified credit risks are not adequately monitored or mitigated, the loan may weaken and the Company’s credit position with respect to the loan may deteriorate in the future.
Substandard. Loans where currently identified characteristics of the borrower, collateral securing the loan and the obligor’s net worth and paying capacity, taken together, could jeopardize the repayment of the debt. A loan not fully supported by at least one available source of repayment and involves a distinct possibility that the Company will sustain some loss in that loan if the weakness is not cured. A loan supported by a guaranty, collateral sufficient to incentivize a sale or refinance, or cash flow that is sufficient for timely repayment in full will not be classified as substandard even if the loan has a well-defined weakness in other sources of repayment.
Doubtful. Loans reflecting the same characteristics as those classified as substandard, but for which repayment in full in accordance with the contractual terms is currently considered highly unlikely.
The Company reviews and grades loans following a continuous review process, featuring coverage of all loan types and business lines at least quarterly. Continuous reviewing provides more effective risk monitoring because it immediately tests for potential impacts caused by changes in personnel, policy, products or underwriting standards.

The following tables present the composition of loans by portfolio segment, fiscal year of origination and credit quality indicator, and the amount of year-to-date gross charge-offs.

	September 30, 2024
	Loans Held for Investment by Fiscal Year of Origination						Revolving Loans	Total
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior
Single Family-Mortgage & Warehouse
Pass	$123,052	$434,335	$550,071	$1,171,584	$476,230	$912,453	$345,288	$4,013,013
Special Mention	—	31,000	—	7,374	5,394	34,621	—	78,389
Substandard	—	—	1,085	9,668	—	49,428	—	60,181
Doubtful	—	—	—	—	—	—	—	—
Total	123,052	465,335	551,156	1,188,626	481,624	996,502	345,288	4,151,583
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—
Multifamily and Commercial Mortgage
Pass	6,410	30,848	652,262	1,023,889	493,090	1,221,788	—	3,428,287
Special Mention	—	—	23,774	41,030	8,975	52,624	—	126,403
Substandard	—	—	9,166	7,435	29,396	46,782	—	92,779
Doubtful	—	—	—	—	—	—	—	—
Total	6,410	30,848	685,202	1,072,354	531,461	1,321,194	—	3,647,469
Year-to-date gross charge-offs	—	—	—	—	—	3,357	—	3,357
Commercial Real Estate
Pass	725,167	1,939,760	1,144,414	1,234,466	143,009	45,487	871,853	6,104,156
Special Mention	—	63,389	—	—	—	—	—	63,389
Substandard	—	—	14,608	43,700	11,650	14,852	3,910	88,720
Doubtful	—	—	—	—	—	—	—	—
Total	725,167	2,003,149	1,159,022	1,278,166	154,659	60,339	875,763	6,256,265
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—
Commercial & Industrial - Non-RE
Pass	201,920	923,047	465,232	151,653	42,580	31,291	3,299,654	5,115,377
Special Mention	—	13,500	386	678	3,893	—	4,284	22,741
Substandard	—	243	32,942	128,295	—	2,989	42,165	206,634
Doubtful	—	—	—	10,000	—	—	—	10,000
Total	201,920	936,790	498,560	290,626	46,473	34,280	3,346,103	5,354,752
Year-to-date gross charge-offs	—	—	—	—	1,032	—	2,000	3,032
Auto & Consumer
Pass	28,400	62,125	103,149	158,952	38,274	21,978	—	412,878
Special Mention	—	34	275	390	69	26	—	794
Substandard	—	9	567	1,108	234	175	—	2,093
Doubtful	—	—	—	—	—	—	—	—
Total	28,400	62,168	103,991	160,450	38,577	22,179	—	415,765
Year-to-date gross charge-offs	—	197	626	1,354	494	178	—	2,849
Total
Pass	1,084,949	3,390,115	2,915,128	3,740,544	1,193,183	2,232,997	4,516,795	19,073,711
Special Mention	—	107,923	24,435	49,472	18,331	87,271	4,284	291,716
Substandard	—	252	58,368	190,206	41,280	114,226	46,075	450,407
Doubtful	—	—	—	10,000	—	—	—	10,000
Total	$1,084,949	$3,498,290	$2,997,931	$3,990,222	$1,252,794	$2,434,494	$4,567,154	$19,825,834
As a % of total gross loans	5.5%	17.6%	15.1%	20.1%	6.3%	12.3%	23.1%	100.0%
Total year-to-date gross charge-offs	$—	$197	$626	$1,354	$1,526	$3,535	$2,000	$9,238

	June 30, 2024
	Loans Held for Investment by Fiscal Year of Origination						Revolving Loans	Total
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior
Single Family-Mortgage & Warehouse
Pass	$491,822	$590,060	$1,200,230	$487,132	$291,047	$720,049	$256,778	$4,037,118
Special Mention	31,000	—	24,489	665	6,591	26,873	—	89,618
Substandard	—	283	6,728	—	14,720	30,365	—	52,096
Doubtful	—	—	—	—	—	—	—	—
Total	522,822	590,343	1,231,447	487,797	312,358	777,287	256,778	4,178,832
Year-to-date gross charge-offs	—	—	—	—	—	172	—	172
Multifamily and Commercial Mortgage
Pass	36,058	700,163	994,004	595,299	510,341	811,184	—	3,647,049
Special Mention	—	29,325	46,194	17,478	9,011	10,277	—	112,285
Substandard	—	13,489	12,509	15,507	41,013	20,079	—	102,597
Doubtful	—	—	—	—	—	—	—	—
Total	36,058	742,977	1,052,707	628,284	560,365	841,540	—	3,861,931
Year-to-date gross charge-offs	—	—	—	—	640	—	—	640
Commercial Real Estate
Pass	1,952,001	1,419,399	1,456,643	221,061	7,741	53,000	866,686	5,976,531
Special Mention	—	—	27,452	—	—	—	—	27,452
Substandard	—	5,600	43,700	5,000	—	30,339	—	84,639
Doubtful	—	—	—	—	—	—	—	—
Total	1,952,001	1,424,999	1,527,795	226,061	7,741	83,339	866,686	6,088,622
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—
Commercial & Industrial - Non-RE
Pass	991,497	458,454	238,397	44,923	10,422	12,867	3,295,425	5,051,985
Special Mention	—	1,613	731	1,818	—	—	5,349	9,511
Substandard	—	34,433	122,729	1,031	—	2,988	19,089	180,270
Doubtful	—	—	—	—	—	—	—	—
Total	991,497	494,500	361,857	47,772	10,422	15,855	3,319,863	5,241,766
Year-to-date gross charge-offs	—	—	—	—	—	84	—	84
Auto & Consumer
Pass	65,766	114,615	177,043	43,287	13,402	14,056	—	428,169
Special Mention	33	213	422	176	—	61	—	905
Substandard	142	547	1,264	410	114	109	—	2,586
Doubtful	—	—	—	—	—	—	—	—
Total	65,941	115,375	178,729	43,873	13,516	14,226	—	431,660
Year-to-date gross charge-offs	202	3,471	5,212	1,556	303	269	—	11,013
Total
Pass	3,537,144	3,282,691	4,066,317	1,391,702	832,953	1,611,156	4,418,889	19,140,852
Special Mention	31,033	31,151	99,288	20,137	15,602	37,211	5,349	239,771
Substandard	142	54,352	186,930	21,948	55,847	83,880	19,089	422,188
Doubtful	—	—	—	—	—	—	—	—
Total	$3,568,319	$3,368,194	$4,352,535	$1,433,787	$904,402	$1,732,247	$4,443,327	$19,802,811
As a % of total gross loans	18.0%	17.0%	22.0%	7.2%	4.6%	8.8%	22.4%	100.0%
Total year-to-date gross charge-offs	$202	$3,471	$5,212	$1,556	$943	$525	$—	$11,909

The following tables provide the aging of loans by portfolio segment:

	September 30, 2024
(Dollars in thousands)	Current	30-59 Days	60-89 Days	90+ Days	Total
Single Family-Mortgage & Warehouse	$4,059,299	$20,107	$13,715	$58,462	$4,151,583
Multifamily and Commercial Mortgage	3,572,637	29,631	9,648	35,553	3,647,469
Commercial Real Estate	6,179,503	7,610	5,000	64,152	6,256,265
Commercial & Industrial - Non-RE	5,348,357	6,395	—	—	5,354,752
Auto & Consumer	408,728	4,992	1,043	1,002	415,765
Total	$19,568,524	$68,735	$29,406	$159,169	$19,825,834
As a % of total gross loans	98.70%	0.35%	0.15%	0.80%	100%

	June 30, 2024
(Dollars in thousands)	Current	30-59 Days	60-89 Days	90+ Days	Total
Single Family-Mortgage & Warehouse	$4,070,186	$46,387	$18,401	$43,858	$4,178,832
Multifamily and Commercial Mortgage	3,795,387	13,074	8,554	44,916	3,861,931
Commercial Real Estate	6,024,470	—	25,950	38,202	6,088,622
Commercial & Industrial - Non-RE	5,240,734	—	—	1,032	5,241,766
Auto & Consumer	424,555	4,644	996	1,465	431,660
Total	$19,555,332	$64,105	$53,901	$129,473	$19,802,811
As a % of total gross loans	98.75%	0.33%	0.27%	0.65%	100%
Loans reaching 90 or more days past due are generally placed on nonaccrual. As of September 30, 2024 and June 30, 2024, there were loans of $34.1 million and $20.2 million, respectively, over 90 days past due and still accruing interest as the Company expects to collect the principal and interest amounts due.
Single family mortgage loans in process of foreclosure were $23.0 million and $20.1 million as of September 30, 2024 and June 30, 2024, respectively.
Loan Modifications to Borrowers Experiencing Financial Difficulty. The Company may grant certain modifications of loans to borrowers experiencing financial difficulty, which effective following the adoption of ASU 2022-02, are reported as financial difficulty modifications (“FDMs”). The Company’s modification programs provide various modifications to borrowers experiencing financial difficulty which may include interest rate reductions, term extensions, payment delays and/or principal forgiveness. For the three months ended September 30, 2024 and 2023, there were no FDMs.
5.    DERIVATIVES
For additional information on the Company’s derivative instruments, see Note 1—“Organizations and Summary of Significant Accounting Policies”, Note 3—“Fair Value” and Note 6—“Derivatives” in the 2024 Form 10-K and Note 2—“Fair Value”.
The following table presents the notional amounts and fair values of the Company’s derivative instruments. While the notional amounts give an indication of the volume of the Company’s derivatives activity, the notional amounts significantly exceed, in the Company’s view, the possible losses that could arise from such transactions. For most derivative contracts, the notional amount is not exchanged, rather it is a reference amount used to calculate payments. As of June 30, 2024, there were no derivatives designated in hedge accounting relationships.

	September 30, 2024			June 30, 2024
		Fair Value			Fair Value
(Dollars in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate contracts	$400,000	$401	$—	$—	$—	$—
Derivatives not designated as hedging instruments
Interest rate contracts	2,516,173	65,771	63,225	$2,435,874	106,796	102,949
Total derivatives	$2,916,173	$66,172	$63,225	$2,435,874	$106,796	$102,949

Derivatives designated as hedging instruments
The following table presents pre-tax gains/(losses) on derivative instruments used in cash flow hedge accounting relationships.

	For the Three Months Ended September 30,
(Dollars in thousands)	2024	2023
Amounts recorded in OCI	$553	$—
Amounts reclassified from AOCI to income	—	—
Total change in OCI for period	$553	$—
The Company did not experience any forecasted transactions that failed to occur during the three months ended September 30, 2024 or 2023. There are no amounts excluded from the assessment of hedge effectiveness.
At September 30, 2024, the Company expects that approximately $2.1 million of pre-tax net gain related to cash flow hedges recorded in accumulated other comprehensive income (“AOCI”) will be recognized in income over the next 12 months. The maximum length of time over which forecasted transactions are hedged is approximately three years.
Derivatives not designated as hedging instruments
The following table presents the pre-tax gains/(losses) related to the Company’s derivative instrument activity recognized in the Condensed Consolidated Statements of Income:

	For the Three Months Ended September 30,
(Dollars in thousands)	2024	2023
Banking and service fees	$(1,372)	$340
Mortgage banking and servicing rights income	(251)	277
6.    OFFSETTING OF DERIVATIVES AND SECURITIES FINANCING AGREEMENTS
The Company enters into derivatives transactions as part of its mortgage banking activities, makes markets in interest rate swap and cap derivatives to facilitate customer demand, and enters into securities borrowed and securities loaned transactions to facilitate customer match-book activity, cover short positions and support customer securities lending. For additional information on offsetting see Note 7—“Offsetting of Derivatives and Securities Financing Agreements” in the 2024 Form 10-K.
The following tables present information about the offsetting of these instruments and related collateral amounts:

	September 30, 2024
(Dollars in thousands)	Gross Assets / Liabilities	Amounts Offset	Net Balance Sheet Amount	Amounts Not Offset[1]	Net Assets / Liabilities
Assets:
Securities borrowed	$84,326	$—	$84,326	$84,326	$—
Other Assets — Derivative Assets	66,172	—	66,172	6,317	59,855
Liabilities:
Securities loaned	$95,883	$—	$95,883	$95,883	$—
Accounts Payable and Other Liabilities — Derivative Liabilities	63,225	—	63,225	1,757	61,468

	June 30, 2024
(Dollars in thousands)	Gross Assets / Liabilities	Amounts Offset	Net Balance Sheet Amount	Amounts Not Offset[1]	Net Assets / Liabilities
Assets:
Securities borrowed	$67,212	$—	$67,212	$67,212	$—
Other Assets — Derivative Assets	106,796	—	106,796	18,524	88,272
Liabilities:
Securities loaned	$74,177	$—	$74,177	$74,177	$—
Accounts Payable and Other Liabilities — Derivative Liabilities	102,949	—	102,949	414	102,535
1 Amounts not offset reflect cash collateral received on Derivative Assets of $5.2 million and $18.1 million as of September 30, 2024 and June 30, 2024, respectively, and cash collateral placed on Derivative Liabilities of $0.6 million as of September 30, 2024. There was no cash collateral placed on Derivative Liabilities as of June 30, 2024.

The securities loaned transactions represent equities with an overnight and open maturity classification as of both periods presented.

7.    STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
The Company has an equity incentive plan, the Amended and Restated 2014 Stock Incentive Plan (the “2014 Plan”), which provides for the granting of non-qualified and incentive stock options, restricted stock and restricted stock units, stock appreciation rights and other awards to employees, directors and consultants. The 2014 Plan is designed to encourage selected employees and directors to improve operations and increase profits, and to accept or continue employment or association with the Company through participation in the growth in the value of the Company’s common stock. The Company also has an employment agreement with its Chief Executive Officer that provides for an award of restricted stock units. For additional information regarding the Company’s stock-based compensation plans, see Note 16—“Stock-Based Compensation” in the 2024 Form 10-K.
At September 30, 2024, 1,279,635 shares of common stock were authorized for future awards under the 2014 Plan. As of September 30, 2024, the total compensation cost not yet recognized related to non-vested awards was $61.3 million, which is expected to be recognized over a weighted-average period of 1.6 years.
The following table presents the status and changes in RSUs:

	RSUs	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2024	1,541,194	$43.95
Granted	640,058	63.15
Vested	(340,701)	42.50
Forfeited	(20,981)	44.74
Non-vested balance at September 30, 2024	1,819,570	$50.97
The total fair value of shares vested was $22.5 million and $14.8 million for the three months ended September 30, 2024 and September 30, 2023, respectively.
Common Stock Repurchases.
The following table presents common stock repurchases:

	For the Three Months Ended September 30,
(Dollars in thousands except per share data)	2024	2023
Total repurchase	$—	$24,535
Number of shares repurchased	—	648,208
Average price paid per share	$—	$37.85
As of September 30, 2024, there was $106.5 million of share repurchase authorization remaining. The share repurchase program will continue in effect until terminated by the Board of Directors of the Company. For additional information regarding the Company’s share repurchase program, see Note 15—“Stockholders' Equity” in the 2024 Form 10-K.

Accumulated Other Comprehensive Income
Accumulated other comprehensive income includes the after-tax change in unrealized gains and losses on investment securities and cash flow hedging activities.

	For the Three Months Ended September 30, 2024
(Dollars in thousands)	Unrealized gain (loss) on available-for-sale securities	Cash flow hedges	Accumulated other comprehensive income
Balance at June 30, 2024	$(2,466)	$—	$(2,466)
Other comprehensive income/(loss)	1,319	382	1,701
Balance at September 30, 2024	$(1,147)	$382	$(765)

	For the Three Months Ended September 30, 2023
(Dollars in thousands)	Unrealized gain (loss) on available-for-sale securities	Cash flow hedges	Accumulated other comprehensive income
Balance at June 30, 2023	$(6,610)	$—	$(6,610)
Other comprehensive income/(loss)	222	—	222
Balance at September 30, 2023	$(6,388)	$—	$(6,388)
The following table presents the pre-tax and after-tax changes in the components of other comprehensive income.

	For the Three Months Ended September 30, 2024			For the Three Months Ended September 30, 2023
(Dollars in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gain/(loss) on investment securities:
Net unrealized gains/(losses) arising during the period	$1,884	$(565)	$1,319	$334	$(112)	$222
Reclassification adjustment for realized (gains)/losses included in net income	—	—	—	—	—	—
Net change	$1,884	$(565)	$1,319	$334	$(112)	$222
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	$553	$(171)	$382	$—	$—	$—
Reclassification adjustment for realized (gains)/losses included in net income	—	—	—	—	—	—
Net change	553	(171)	382	—	—	—
Total other comprehensive income	$2,437	$(736)	$1,701	$334	$(112)	$222
8.    EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings per common share (“EPS”):

	Three Months Ended
	September 30,
(Dollars in thousands, except per share data)	2024	2023
Earnings Per Common Share
Net income	$112,340	$82,645
Average common shares issued and outstanding	56,934,671	58,949,038
Earnings per common share	$1.97	$1.40
Diluted Earnings Per Common Share
Net income	$112,340	$82,645
Average common shares issued and outstanding	56,934,671	58,949,038
Dilutive effect of average unvested RSUs	1,233,797	859,284
Average dilutive common shares outstanding	58,168,468	59,808,322
Diluted earnings per common share	$1.93	$1.38
Weighted average antidilutive common stock equivalents (excluded from the computation of EPS)	—	5,348
For further information regarding the Company’s EPS calculation, see Note 17—“Earnings per Common Share” in the 2024 Form 10-K.

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

(dollars in thousands)	September 30, 2024
Commitments to fund loans	$4,155,531
Commitments to sell loans	$37,729
Commitments to contribute capital	$4,514
Standby letters of credit	$16,472
In addition, the Company has $38.1 million of commitments to contribute capital to LIHTC investments included in “Accounts Payable and Other Liabilities” on the Consolidated Balance Sheets. See Note 12—“Other Assets” for additional information on LIHTC investments.
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
Litigation. A consolidated derivative action, In re BofI Holding, Inc., Case No. 15cv2722 GPC (KSC), is pending before the United States District Court for the Southern District of California (the “Derivative Action”). The complaint in the Derivative Action sets forth allegations made in a related employment action, Erhart v. BofI Holding Inc., No. 15cv2287 BAS (NLS) (S.D. Cal.) (the “Employment Action”) brought by a former employee of the Company and was stayed pending resolution of the Employment Action. On October 4, 2023, the court hearing the Employment Action entered a final amended judgment awarding damages and attorneys’ fees to the plaintiff. The defendant filed a Notice of Appeal from the Employment Action judgment and all orders merged therein, and the parties have filed opening and responsive briefs. On January 2, 2024, the Derivative Action plaintiff filed a Third Amended Complaint. On March 5, 2024, the court stayed the case until resolution of the appeal in the Employment Action. The Derivative Action defendants dispute, and intend to vigorously defend against, the allegations raised in the Third Amended Complaint. The Derivative Action plaintiff seeks damages on behalf of the Company with respect to the Employment Action and also seeks damages on behalf of the Company in connection with a now settled securities class action that was also based upon allegations made in the Employment Action and settled within available insurance coverage without attribution of wrongdoing to the Company, its management, or its directors.
In view of the inherent difficulty of predicting the final outcome of the Employment Action it is not possible to reasonably predict or estimate the eventual loss or range of loss, if any, related thereto.
On October 26, 2022, a jury verdict was reached in the case of MUFG Union Bank, N.A. v. Axos Bank, et al, awarding damages to MUFG Union Bank, N.A. Judgment on such verdict was initially entered on June 5, 2023, and a corrected judgment was entered on June 20, 2023. The Company filed a Notice of Appeal to the Supreme Court of the State of New York Appellate Division (the “Appellate Division”) on July 6, 2023, and the plaintiff filed a Notice of Cross-Appeal on July 20, 2023. The Appellate Division held oral arguments on the appeal and cross-appeal on March 5, 2024. On March 26, 2024, the Appellate Division entered an order vacating the finding of liability and award of $2.5 million in damages for plaintiff’s breach of contract claim as well as the associated prejudgment interest. In addition, the Appellate Division rejected plaintiff’s cross appeal. On July 18, 2024, the Appellate Division denied defendants’ motion for leave to appeal and plaintiff’s cross-motion for re-argument or leave to appeal the March 26, 2024 order. On August 19, 2024, the Company and the plaintiff each filed a motion for leave to appeal with the New York Court of Appeals. Oppositions to each motion were filed on September 3, 2024. The Company recorded a $16 million accrued expense in “Accounts payable and other liabilities” on the Consolidated Balance Sheets and in “General and administrative expense” on the Consolidated Statement of Income as of and for the fiscal year ended June 30, 2023, respectively. Given the uncertainty of the appellate process and other factors that are unknown or currently unquantifiable, the Company maintained its accrual at September 30, 2024.

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
The Company evaluates performance and allocates resources based on pre-tax profit or loss from operations. Certain corporate administration costs have not been allocated to the reportable segments. The Company operates through two operating segments: Banking Business Segment and Securities Business Segment. Inter-segment transactions are eliminated in consolidation and primarily include non-interest income earned by the Securities Business Segment and non-interest expense incurred by the Banking Business Segment for cash sorting fees related to deposits sourced from Securities Business Segment customers, as well as interest expense paid by the Banking Business Segment to each of the wholly-owned subsidiaries of the Company and to the Company itself for their operating cash held on deposit with the Business Banking Segment. For more information on the Company’s operating segments, see Note 22—“Segment Reporting” in the 2024 Form 10-K.
In order to reconcile the two segments to the consolidated totals, the Company includes corporate activities and intercompany eliminations. The following tables present the operating results, goodwill, and assets of the segments:

	For the Three Months Ended September 30, 2024
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$288,492	$7,267	$(3,711)	$292,048
Provision for credit losses	14,000	—	—	14,000
Non-interest income	8,590	29,902	(9,883)	28,609
Non-interest expense	118,315	28,091	1,059	147,465
Income before taxes	$164,767	$9,078	$(14,653)	$159,192

	For the Three Months Ended September 30, 2023
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$209,219	$5,542	$(3,606)	$211,155
Provision for credit losses	7,000	—	—	7,000
Non-interest income	12,557	34,555	(12,605)	34,507
Non-interest expense	100,786	27,523	(7,803)	120,506
Income before taxes	$113,990	$12,574	$(8,408)	$118,156

	As of September 30, 2024
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$59,953	$1,999	$97,673
Total Assets	$22,868,054	$674,523	$26,507	$23,569,084

	As of June 30, 2024
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$59,953	$1,999	$97,673
Total Assets	$22,165,627	$649,254	$40,453	$22,855,334

Revenue Information. The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Accounting Standards Codification (“ASC”) 606 for the periods indicated. For additional information on the Company’s recognition of revenue and ASC 606, see Note 1—“Organizations and Summary of Significant Accounting Policies” in the 2024 Form 10-K.

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2024	2023
Advisory fee income	$7,945	$8,219
Broker-dealer clearing fees	5,072	5,535
Deposit service fees	773	680
Card fees	923	682
Bankruptcy trustee and fiduciary service fees	1,289	1,394
Non-interest income (in-scope of ASC 606)	16,002	16,510
Non-interest income (out-of-scope of ASC 606)	12,607	17,997
Total non-interest income	$28,609	$34,507
11.        BORROWINGS, SUBORDINATED NOTES AND DEBENTURES
Subordinated Notes. On July 15, 2024, the Company paid $2.6 million to repurchase $3.0 million par value of its 4.00% Fixed-to-Floating Rate Subordinated Notes due March 1, 2032 resulting in a pre-tax non-cash gain on extinguishment of $0.4 million, after accounting for unamortized issuance costs and accrued interest. On September 27, 2024, the Company paid $9.2 million to repurchase $9.5 million par value of its 4.875% Fixed-to-Floating Rate Subordinated Notes due October 1, 2030 resulting in a pre-tax non-cash gain on extinguishment of $0.2 million, after accounting for unamortized issuance costs and accrued interest. The non-cash gain is recorded in “General and administrative expense” in the Condensed Consolidated Statements of Income for the three months ended September 30, 2024. For additional information on borrowings, see Note 13—“Borrowings, Subordinated Notes and Debentures” in the 2024 Form 10-K.
12.        OTHER ASSETS
Other Assets in the Consolidated Balance Sheets primarily comprises bank-owned life insurance, accrued interest receivable, derivatives, net deferred income tax assets, furniture, equipment and software, right-of-use lease assets, LIHTC investments and other receivables. For additional information on other assets, see Note 9—“Other Assets” in the 2024 Form 10-K. For additional information on accrued interest receivable, see Note 4—“Loans & Allowance for Credit Losses,” for additional information on derivatives, see Note 5—“Derivatives.”
LIHTC Investments. The Company recognized the following income and tax benefits for its LIHTC investments.

	For the Three Months Ended September 30,
(Dollars in thousands)	2024	2023
Tax credits recognized	$1,420	$850
Other tax benefits recognized	312	313
Amortization	(1,406)	(848)
Net benefit (expense) included in income tax expense	326	315
Other income (loss) included in banking and service fees	—	—
Net benefit (expense) included in the Consolidated Statements of Income	$326	$315
The Company recognized the following investments on its balance sheets.

(Dollars in thousands)	As of September 30, 2024	As of June 30, 2024
LIHTC investments	$64,467	$65,873
LIHTC unfunded commitments[1]	$38,083	$40,617
1LIHTC unfunded commitments are included in “Accounts Payable and Other Liabilities” on the Consolidated Balance Sheets.
For the three months ended September 30, 2024 and 2023, there have been no significant modifications or events that resulted in the change in the nature of the LIHTC investments or any changes in the relationship with the underlying project.
For the three months ended September 30, 2024 and 2023, there has been no impairment loss recognized from the forfeiture or ineligibility of income tax credits.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information about the results of operations, financial condition, liquidity, off balance sheet items and capital resources of Axos Financial, Inc. and subsidiaries (collectively, “we”, “us” or the “Company”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our financial information in our 2024 Form 10-K, and the interim unaudited condensed consolidated financial statements and notes thereto contained in this report.
Some matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, the Company’s financial prospects and other projections of our performance and asset quality, our deposit balances and capital ratios, our ability to continue to grow profitably and increase our business, our ability to continue to diversify lending and deposit franchises, the anticipated timing and financial performance of other offerings, initiatives, and acquisitions, expectations of the environment in which we operate and projections of future performance. Actual results and the timing of events could differ materially from those expressed or implied in such forward-looking statements as a result of risks and uncertainties, including without limitation our ability to successfully integrate acquisitions and realize the anticipated benefits of the transactions, changes in the interest rate environment, monetary policy, inflation, government regulation, general economic conditions, changes in the competitive marketplace, conditions in the real estate markets in which we operate, risks associated with credit quality, our ability to attract and retain deposits and access other sources of liquidity, and the outcome and effects of litigation and other factors beyond our reasonable control. These and other risks and uncertainties are discussed under the heading “Item 1A. Risk Factors” herein and in our 2024 Form 10-K, which has been filed with the SEC, could cause actual results to differ materially from those expressed or implied in any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. All forward-looking statements are qualified in their entirety by this cautionary statement, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.
General
Our Company is a diversified financial services company with approximately $23.6 billion in assets and approximately $37.4 billion of assets under custody and/or administration at Axos Clearing LLC (“Axos Clearing”). Axos Bank (the “Bank”) provides consumer and commercial banking products through its digital online and mobile banking platforms, low-cost distribution channels and affinity partners. Our Bank offers deposit and lending products to customers nationwide including consumer and business checking, savings and time deposit accounts and single family and multifamily residential mortgages, commercial real estate mortgages and loans, fund and lender finance loans, asset-based loans, auto loans and other consumer loans. Our Bank generates non-interest income from consumer and business products, including fees from loans originated for sale, deposit account service fees, prepayment fees, as well as technology and payment transaction processing fees. We offer securities products and services to independent registered investment advisors (“RIAs”) and introducing broker dealers (“IBDs”) through Axos Clearing and Axos Advisor Services (“AAS”) and direct-to-consumer securities trading and digital investment management products through Axos Invest, Inc. (“Axos Invest”). AAS and Axos Clearing generate interest and fee income by providing comprehensive securities custody services to RIAs and clearing, stock lending and margin lending services to IBDs, respectively. Axos Invest generates fee income from self-directed securities trading and margin lending and fee income from digital wealth management services to consumers. Axos Invest LLC is an IBD which supports direct trading. Our common stock is listed on the New York Stock Exchange under the ticker symbol “AX” and is a component of the Russell 2000® Index, the KBW Nasdaq Financial Technology Index, the S&P SmallCap 600® Index, and the Travillian Tech-Forward Bank Index.
Axos Financial, Inc. is supervised and regulated as a savings and loan holding company that has elected to be treated as a financial holding company by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and is required to file reports with, comply with the rules and regulations of, and is subject to examination by, the Federal Reserve.

Our Bank is a federal savings association, which has elected to operate as a covered savings association. The Bank is regulated by the Office of the Comptroller of the Currency (“OCC”), and the Federal Deposit Insurance Corporation (“FDIC”) as its deposit insurer. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition.

As a depository institution with more than $10 billion in assets, our Bank and our affiliates are subject to direct supervision by the Consumer Financial Protection Bureau.
Axos Clearing is a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”). Axos Invest is a Registered Investment Advisor under the Investment Advisers Act of 1940, that is registered with the SEC. Axos Invest LLC is an IBD that is registered with the SEC and FINRA.
FDIC Loan Purchase
On December 7, 2023, the Company acquired from the FDIC two loan portfolios with an aggregate unpaid principal balance of $1.3 billion at a 37% discount to par. Given the level of discount at which the loans were purchased, the yield over the remaining life of the loans is expected to exceed that of the Company’s existing loan portfolio prior to the FDIC Loan Purchase. For additional information on the FDIC Loan Purchase, see Note 2—“Acquisitions” in the 2024 Form 10-K.
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
Critical accounting estimates are those we consider most important to the portrayal of our financial condition and results of operations because they require our most difficult judgments, often as a result of the need to make estimates that are inherently uncertain. Our critical accounting estimates are described in detail in the 2024 Form 10-K in Note 1—“Organizations and Summary of Significant Accounting Policies” and Item 7—“Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.”

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
Below is a reconciliation of net income, the nearest comparable GAAP measure, to adjusted earnings and adjusted EPS (Non-GAAP):

	Three Months Ended September 30,
(Dollars in thousands, except per share data)	2024	2023
Net income	$112,340	$82,645
Acquisition-related costs	2,554	2,790
Income tax effect	(752)	(839)
Adjusted earnings (Non-GAAP)	$114,142	$84,596

Average dilutive common shares outstanding	58,168,468	59,808,322

Diluted EPS	$1.93	$1.38
Acquisition-related costs	0.04	0.05
Income tax effect	(0.01)	(0.02)
Adjusted EPS (Non-GAAP)	$1.96	$1.41
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
Below is a reconciliation of total stockholders’ equity, the nearest comparable GAAP measure, to tangible book value (Non-GAAP):

(Dollars in thousands, except per share data)	September 30, 2024	June 30, 2024	September 30, 2023
Common stockholders’ equity	$2,405,728	$2,290,596	$1,976,208
Less: servicing rights, carried at fair value	27,335	28,924	29,338
Less: goodwill and intangible assets—net	139,215	141,769	149,572
Tangible common stockholders’ equity (Non-GAAP)	$2,239,178	$2,119,903	$1,797,298

Common shares outstanding at end of period	57,092,216	56,894,565	58,503,976

Book value per common share	42.14	40.26	33.78
Less: servicing rights, carried at fair value per common share	0.48	0.51	0.50
Less: goodwill and other intangible assets—net per common share	2.44	2.49	2.56
Tangible book value per common share (Non-GAAP)	$39.22	$37.26	$30.72

SELECTED FINANCIAL INFORMATION
AXOS FINANCIAL, INC.
SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share data)	September 30, 2024	June 30, 2024	September 30, 2023
Selected Balance Sheet Data:
Total assets	$23,569,084	$22,855,334	$20,825,206
Loans—net of allowance for credit losses	19,280,609	19,231,385	16,955,041
Loans held for sale, carried at fair value	14,566	16,482	8,014
Allowance for credit losses	263,854	260,542	170,870
Trading securities	594	353	640
Available-for-sale securities	137,996	141,611	236,726
Securities borrowed	84,326	67,212	96,424
Customer, broker-dealer and clearing receivables	262,774	240,028	285,423
Total deposits	19,973,329	19,359,217	17,565,741
Advances from the Federal Home Loan Bank	90,000	90,000	90,000
Borrowings, subordinated notes and debentures	313,519	325,679	447,733
Securities loaned	95,883	74,177	116,446
Customer, broker-dealer and clearing payables	315,985	301,127	341,915
Total stockholders’ equity	$2,405,728	$2,290,596	$1,976,208

Common shares outstanding at end of period	57,092,216	56,894,565	58,503,976
Common shares issued at end of period	70,562,333	70,221,632	69,826,263

Per Common Share Data:
Book value per common share	$42.14	$40.26	$33.78
Tangible book value per common share (Non-GAAP)[1]	$39.22	$37.26	$30.72

Capital Ratios:
Equity to assets at end of period	10.21%	10.02%	9.49%
Axos Financial, Inc.:
Tier 1 leverage (to adjusted average assets)	9.78%	9.43%	9.27%
Common equity tier 1 capital (to risk-weighted assets)	12.44%	12.01%	11.11%
Tier 1 capital (to risk-weighted assets)	12.44%	12.01%	11.11%
Total capital (to risk-weighted assets)	15.29%	14.84%	14.06%
Axos Bank:
Tier 1 leverage (to adjusted average assets)	9.82%	9.74%	9.99%
Common equity tier 1 capital (to risk-weighted assets)	12.87%	12.74%	11.69%
Tier 1 capital (to risk-weighted assets)	12.87%	12.74%	11.69%
Total capital (to risk-weighted assets)	14.06%	13.81%	12.65%
Axos Clearing LLC:
Net capital	$85,292	$101,462	$101,391
Excess capital	$80,081	$96,654	$96,211
Net capital as a percentage of aggregate debit items	32.73%	42.21%	39.14%
Net capital in excess of 5% aggregate debit items	$72,264	$89,442	$88,440

AXOS FINANCIAL, INC.
SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share data)	September 30, 2024	September 30, 2023
Selected Income Statement Data:
Interest and dividend income	$484,262	$363,952
Interest expense	192,214	152,797
Net interest income	292,048	211,155
Provision for credit losses	14,000	7,000
Net interest income, after provision for credit losses	278,048	204,155
Non-interest income	28,609	34,507
Non-interest expense	147,465	120,506
Income before income taxes	159,192	118,156
Income taxes	46,852	35,511
Net income	$112,340	$82,645

Weighted average number of common shares outstanding:
Basic	56,934,671	58,949,038
Diluted	58,168,468	59,808,322

Per Common Share Data:
Net income:
Basic	$1.97	$1.40
Diluted	$1.93	$1.38
Adjusted earnings per common share (Non-GAAP)[1]	$1.96	$1.41

Performance Ratios and Other Data:
Growth in loans held for investment, net	$49,224	$498,313
Loan originations for sale	$69,570	$52,858
Return on average assets	1.92%	1.64%
Return on average common stockholders’ equity	19.12%	16.91%
Interest rate spread[2]	4.13%	3.37%
Net interest margin[3]	5.17%	4.36%
Net interest margin[3] – Banking Business Segment	5.21%	4.46%
Efficiency ratio[4]	45.99%	49.05%
Efficiency ratio[4] – Banking Business Segment	39.83%	45.44%

Asset Quality Ratios:
Net annualized charge-offs to average loans	0.17%	0.04%
Nonaccrual loans to total loans	0.89%	0.62%
Non-performing assets to total assets	0.75%	0.56%
Allowance for credit losses - loans to total loans held for investment[5]	1.35%	1.00%
Allowance for credit losses - loans to nonaccrual loans	149.32%	159.80%
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
5 The increase in the ratio of the allowance for credit losses - loans to total loans held for investment at September 30, 2024 was primarily attributable to the allowance for credit losses related to the PCD loans acquired in the FDIC Loan Purchase. See Note 2— “Acquisitions” in the 2024 Form 10-K for additional information.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2024 and 2023
For the three months ended September 30, 2024, we had net income of $112.3 million, or $1.93 per diluted share, compared to net income of $82.6 million, or $1.38 per diluted share, for the three months ended September 30, 2023.
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

	For the Three Months Ended,
	September 30, 2024			September 30, 2023
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$19,447,016	$438,229	9.01%	$16,651,933	$326,974	7.85%
Non-purchased loans	18,469,398	382,459	8.28%	16,651,933	326,974	7.85%
Purchased loans[5]	977,618	55,770	22.82%	—	—	—%
Interest-earning deposits in other financial institutions	2,680,503	37,425	5.58%	2,093,366	28,510	5.45%
Mortgage-backed and other securities[4]	142,776	1,960	5.49%	233,148	3,137	5.38%
Securities borrowed and margin lending[6]	313,102	6,271	8.01%	364,938	4,995	5.47%
Stock of the regulatory agencies	19,012	377	7.93%	17,250	336	7.81%
Total interest-earning assets	22,602,409	484,262	8.57%	19,360,635	363,952	7.52%
Non-interest-earning assets	797,127			736,962
Total assets	$23,399,536			$20,097,597
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$15,915,785	$177,815	4.47%	$12,847,997	$134,359	4.18%
Time deposits	871,876	9,454	4.34%	1,173,682	11,751	4.01%
Securities loaned	97,215	540	2.23%	188,705	449	0.95%
Advances from the FHLB	90,000	529	2.35%	90,000	529	2.35%
Borrowings, subordinated notes and debentures	323,697	3,876	4.79%	419,925	5,709	5.44%
Total interest-bearing liabilities	17,298,573	192,214	4.44%	14,720,309	152,797	4.15%
Non-interest-bearing demand deposits	2,971,090			2,749,567
Other non-interest-bearing liabilities	779,561			673,359
Stockholders’ equity	2,350,312			1,954,362
Total liabilities and stockholders’ equity	$23,399,536			$20,097,597
Net interest income		$292,048			$211,155
Interest rate spread[7]			4.13%			3.37%
Net interest margin[8]			5.17%			4.36%
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

	For the Three Months Ended
	September 30,
	2024 vs 2023
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Increase (decrease) in interest income:
Loans	$59,167	$52,088	$111,255
Non-purchased loans	3,397	52,088	55,485
Purchased loans[1]	55,770	—	55,770
Interest-earning deposits in other financial institutions	8,216	699	8,915
Mortgage-backed and other securities	(1,240)	63	(1,177)
Securities borrowed and margin lending	(785)	2,061	1,276
Stock of the regulatory agencies	36	5	41
Total increase (decrease) in interest income	$65,394	$54,916	$120,310
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$33,672	$9,784	$43,456
Time deposits	(3,207)	910	(2,297)
Securities loaned	(294)	385	91
Advances from the FHLB	—	—	—
Borrowings, subordinated notes and debentures	(1,205)	(628)	(1,833)
Total increase (decrease) in interest expense	$28,966	$10,451	$39,417
1 Purchased loans include loans, loan discounts and unearned fees related to the FDIC Loan Purchase.
Net Interest Income
For the three months ended September 30, 2024, net interest income totaled $292.0 million, an increase of $80.9 million, or 38.3%, compared to net interest income of $211.2 million for the three months ended September 30, 2023. For the three months ended September 30, 2024, net interest margin increased by 81 basis points compared to the net interest margin of 4.36% for the three months ended September 30, 2023.
For the three months ended September 30, 2024, total interest and dividend income increased 33.1% from the three months ended September 30, 2023, primarily due to a $111.3 million increase in interest income from loans, attributable to a $2.8 billion increase in average balances and a 116 basis point increase in rates earned, as well as higher discount accretion.
For the three months ended September 30, 2024, total interest expense increased 25.8% from the three months ended September 30, 2023, primarily due to a $43.5 million increase in interest expense from demand and savings deposits, attributable to a $3.1 billion increase in average balances and a 29 basis point increase in rates paid.
Provision for Credit Losses
The provision for credit losses was $14.0 million for the three months ended September 30, 2024, compared to $7.0 million for the three months ended September 30, 2023. The provision for credit losses consists of provisions for both funded loans and for unfunded lending commitments. The provision for credit losses for funded loans was $11.5 million for the three months ended September 30, 2024, and was primarily due to the quantitative impact of macroeconomic variables in the allowance for credit losses model, primarily the U.S. unemployment rate, and increases in specific reserves, mainly in the commercial & industrial - non-RE portfolio. The provision for credit losses for unfunded lending commitments of $2.5 million for the three months ended September 30, 2024, was primarily driven by unfunded lending commitment growth, primarily in the commercial & industrial - non-RE portfolio. Provisions for credit losses are charged to income to bring the allowance for credit losses for loans and unfunded lending commitments to a level deemed appropriate by management based on the factors discussed under the heading “Financial Condition—Asset Quality and Allowance for Credit Losses - Loans.”
Non-Interest Income
The following table sets forth information regarding our non-interest income:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2024	2023	Inc (Dec)
Broker-dealer fee income	$11,060	$12,477	$(1,417)
Advisory fee income	7,945	8,219	(274)
Banking and service fees	8,613	8,350	263
Mortgage banking and servicing rights income	450	3,878	(3,428)
Prepayment penalty fee income	541	1,583	(1,042)
Total non-interest income	$28,609	$34,507	$(5,898)
For the three months ended September 30, 2024, non-interest income decreased by $5.9 million, or 17.1%, primarily due to decreases of:
•$3.4 million in mortgage banking and servicing rights income, primarily attributable to the absence of a $1.9 million fair value gain in the prior year quarter and a decrease in the fair value of servicing rights in the current quarter on lower interest rates;
•$1.4 million in broker-dealer fee income, primarily attributable to lower balances on cash sorting balances at non-affiliated banks; and
• $1.0 million in prepayment penalty fee income.
Non-Interest Expense
The following table sets forth information regarding our non-interest expense:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2024	2023	Inc (Dec)
Salaries and related costs	$74,293	$55,811	$18,482
Data and operational processing	18,985	16,084	2,901
Depreciation and amortization	7,450	5,878	1,572
Advertising and promotional	14,253	10,375	3,878
Professional services	9,895	9,811	84
Occupancy and equipment	4,318	3,846	472
FDIC and regulatory fees	5,956	4,449	1,507
Broker-dealer clearing charges	4,307	4,012	295
General and administrative expense	8,008	10,240	(2,232)
Total non-interest expense	$147,465	$120,506	$26,959
For the three months ended September 30, 2024, non-interest expense increased $27.0 million, or 22.4%, primarily due to increases of:
•$18.5 million in salaries and related costs primarily due to increased headcount and salaries, as the Bank continues to expand its commercial lending and deposit businesses and compliance and risk personnel; and
•$3.9 million in advertising and promotional expenses primarily due to deposit marketing.

Provision for Income Taxes
Income tax expense was $46.9 million for the three months ended September 30, 2024, compared to $35.5 million for three months ended September 30, 2023. Our effective income tax rates for the three months ended September 30, 2024 and 2023 were 29.43% and 30.05%, respectively.
SEGMENT RESULTS
Our Company determines reportable segments based on the services offered, the significance of the services offered, the significance of those services to our Company’s financial condition and operating results and management’s regular review of the operating results of those services. Our Company operates through two operating segments: the Banking Business Segment and the Securities Business Segment. In order to reconcile the two segments to the consolidated totals, our Company includes corporate activities and intercompany eliminations. Inter-segment transactions are eliminated in consolidation and primarily include non-interest income earned by the Securities Business Segment and non-interest expense incurred by the Banking Business Segment for cash sorting fees related to deposits sourced from Securities Business Segment customers, as well as interest expense paid by the Banking Business Segment to each of the wholly-owned subsidiaries of our Company and to our Company itself for their operating cash held on deposit with the Banking Business Segment.
The following tables present the operating results of the segments:

	For the Three Months Ended September 30, 2024
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$288,492	$7,267	$(3,711)	$292,048
Provision for credit losses	14,000	—	—	14,000
Non-interest income	8,590	29,902	(9,883)	28,609
Non-interest expense	118,315	28,091	1,059	147,465
Income before income taxes	$164,767	$9,078	$(14,653)	$159,192

	For the Three Months Ended September 30, 2023
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$209,219	$5,542	$(3,606)	$211,155
Provision for credit losses	7,000	—	—	7,000
Non-interest income	12,557	34,555	(12,605)	34,507
Non-interest expense	100,786	27,523	(7,803)	120,506
Income before income taxes	$113,990	$12,574	$(8,408)	$118,156
Banking Business Segment
For the three months ended September 30, 2024, our Banking Business Segment had income before income taxes of $164.8 million, compared to income before taxes of $114.0 million for the three months ended September 30, 2023.
For the three months ended September 30, 2024, the Banking Business Segment’s net interest income increased $79.3 million or 37.9% compared to net interest income for the three months ended September 30, 2023, respectively. The increase in net interest income was primarily due to higher interest income from loans, primarily attributable to higher average balances and rates earned, as well as higher discount accretion, partially offset by higher balances and rates paid on interest-bearing deposit balances.
For the three months ended September 30, 2024, the Banking Business Segment’s non-interest income decreased $4.0 million, or 31.6%, compared to non-interest income for the three months ended September 30, 2023. The decrease in non-interest income for the three months ended September 30, 2024 was primarily due to lower mortgage banking and servicing rights income and lower prepayment penalty fee income.
For the three months ended September 30, 2024, the Banking Business Segment’s non-interest expense increased $17.5 million, or 17.4%, compared to non-interest expense for the three months ended September 30, 2023. The increase in non-interest expense for the three months ended September 30, 2024 was primarily due to higher salaries and related costs, data and operational processing expenses and higher advertising and promotional expenses.

We consider the ratios shown in the table below to be key indicators of the performance of our Banking Business Segment:

	For the Three Months Ended September 30,
	2024	2023
Efficiency ratio	39.83%	45.44%
Return on average assets	2.17%	1.65%
Interest rate spread	4.16%	3.46%
Net interest margin	5.21%	4.46%
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
Securities Business Segment
For the three months ended September 30, 2024, our Securities Business Segment had income before income taxes of $9.1 million, compared to income before income taxes of $12.6 million for the three months ended September 30, 2023.
For the three months ended September 30, 2024, net interest income increased $1.7 million or 31.1%, compared to net interest income for the three months ended September 30, 2023. The increase was primarily driven by lower balances of borrowings in the current quarter.
For the three months ended September 30, 2024, non-interest income decreased $4.7 million, or 13.5%, compared to non-interest income for the three months ended September 30, 2023. The decrease was primarily driven by lower broker-dealer fee income.
For the three months ended September 30, 2024, non-interest expense increased $0.6 million or 2.1%, compared to non-interest expense for the three months ended September 30, 2023. The increase was primarily driven by higher salaries and related costs.
The following table provides selected information for Axos Clearing:

(Dollars in thousands)	September 30, 2024	June 30, 2024
FDIC insured deposit program balances at banks	$1,254,896	$1,289,105
Margin balances	$220,524	$219,848
Cash reserves for the benefit of customers	$129,346	$113,676
Securities lending:
Interest-earning assets – securities borrowed	$84,326	$67,212
Interest-bearing liabilities – securities loaned	$95,883	$74,177
FINANCIAL CONDITION
Balance Sheet Analysis
Our total assets increased $0.7 billion, or 3.1%, to $23.6 billion at September 30, 2024, from $22.9 billion at June 30, 2024, primarily attributable to higher cash and cash equivalents. Our total liabilities increased $0.6 billion, or 2.9%, to $21.2 billion at September 30, 2024 from $20.6 billion at June 30, 2024, primarily attributable to higher deposit balances.
Loans and Allowance for Credit Losses - Loans
The following table sets forth the composition of the loan portfolio:

	September 30, 2024		June 30, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single Family - Mortgage & Warehouse	$4,151,583	20.9%	$4,178,832	21.1%
Multifamily and Commercial Mortgage[1]	3,647,469	18.4%	3,861,931	19.5%
Commercial Real Estate[1]	6,256,265	31.6%	6,088,622	30.7%
Commercial & Industrial - Non-RE	5,354,752	27.0%	5,241,766	26.5%
Auto & Consumer	415,765	2.1%	431,660	2.2%
Total gross loans	19,825,834	100.0%	19,802,811	100.0%
Allowance for credit losses - loans	(263,854)		(260,542)
Unaccreted discounts and loan fees	(281,371)		(310,884)
Total net loans	$19,280,609		$19,231,385
1 Includes PCD loans of $282.6 million and $284.0 million in Multifamily and Commercial Mortgage and $44.5 million and $44.5 million in Commercial Real Estate as of September 30, 2024 and June 30, 2024, respectively. For further detail on PCD loans, see Note 1—“Summary of Significant Accounting Policies” in the 2024 Form 10-K.

The increase in Multifamily and Commercial Mortgage loans and the related impact on the allowance for credit losses and unaccreted discounts and loan fees, was primarily driven by the FDIC Loan Purchase. For further information on the FDIC Loan Purchase, see Note 2—“Acquisitions” in the 2024 Form 10-K.
Management establishes an allowance for credit losses based upon its evaluation of the expected lifetime credit losses related to the amortized cost basis of loans on the balance sheet. The net charge-off rate for the three months ended September 30, 2024 was 0.17%, compared to 0.04% for the September 30, 2023. The increase in the net charge-off rate from the three months ended September 30, 2023, to the three months ended September 30, 2024, was primarily driven by charge-offs on one commercial mortgage loan and two commercial & industrial – non-RE loans. The amount charged off for each loan had been specifically reserved in full in the allowance for credit losses in prior periods. The commercial mortgage loan was issued in fiscal year 2020 and has been classified as substandard since September 2021. The two commercial & industrial – non-RE loans were issued in fiscal year 2021 and 2022, had been classified as substandard since April 2023 and February 2024, respectively. For additional information regarding the Company’s allowance for credit losses, see Note 4—“Loans & Allowance for Credit Losses” in the accompanying interim condensed consolidated financial statements. For a discussion of the provision for credit losses for the three months ended September 30, 2024, see Item 2—“Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.” We believe that the lower average LTV in the loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks.

Asset Quality
Non-performing Assets. Loans reaching 90 days past due are generally placed on nonaccrual status. Loans not yet reaching 90 days past due may be placed on nonaccrual status based on management’s assessment of the aging of contractual principal amounts due, among other factors. For an aging analysis of the Company’s loans held for investment as of September 30, 2024 and June 30, 2024, see Note 4—“Loans & Allowance for Credit Losses” in the accompanying interim condensed consolidated financial statements. Non-performing assets include nonaccrual loans plus other real estate owned and repossessed vehicles.
Non-performing assets consisted of the following:

(Dollars in thousands)	September 30, 2024	June 30, 2024	Inc (Dec)
Non-performing assets:
Nonaccrual loans:
Single Family - Mortgage & Warehouse	$59,079	$45,711	$13,368
Multifamily and Commercial Mortgage	31,437	35,054	(3,617)
Commercial Real Estate	40,602	26,102	14,500
Commercial & Industrial - Non-RE	43,596	4,020	39,576
Auto & Consumer	1,984	2,472	(488)
Total nonaccrual loans	$176,698	$113,359	$63,339
Foreclosed real estate	75	1,840	(1,765)
Repossessed vehicles—Autos	637	610	27
Total non-performing assets	$177,410	$115,809	$61,601
Total nonaccrual loans as a percentage of total loans	0.89%	0.57%	0.32%
Total non-performing assets as a percentage of total assets	0.75%	0.51%	0.24%

Our non-performing assets increased to $177.4 million at September 30, 2024 from $115.8 million at June 30, 2024. The increase in non-performing assets during the three months ended September 30, 2024 was primarily the result of an increase in nonaccrual loans of $63.3 million partially offset by a decrease in other real estate owned and repossessed vehicles of $1.7 million. Non-performing assets as a percentage of total assets increased to 0.75% at September 30, 2024 from 0.51% at June 30, 2024.

Available-for-Sale Securities
Total available-for-sale securities were $138.0 million as of September 30, 2024, compared with $141.6 million at June 30, 2024. During the three months ended September 30, 2024, we purchased $16.0 million of securities and received principal repayments of $21.6 million. The remainder of the change for the available-for-sale portfolio is attributable to changes in the fair value of the securities.
Deposits
Deposits increased by $0.6 billion, or 3.2%, to $20.0 billion at September 30, 2024, from $19.4 billion at June 30, 2024. As of September 30, 2024 compared with June 30, 2024, interest-bearing demand and savings increased $671.5 million and non-interest-bearing deposits increased by $80.0 million, while time deposits decreased $137.3 million.
The following table sets forth the composition of the deposit portfolio:

	September 30, 2024		June 30, 2024
(Dollars in thousands)	Amount	Rate[1]	Amount	Rate[1]
Non-interest-bearing	$3,055,605	—%	$2,975,631	—%

Interest-bearing demand and savings	$16,116,959	4.23%	$15,445,490	4.23%
Time deposits	$800,765	4.26%	$938,096	4.51%
Total interest bearing	$16,917,724	4.24%	$16,383,586	4.24%
Total deposits[2]	$19,973,329	3.59%	$19,359,217	3.59%
1 Based on weighted-average stated interest rates at end of period.
2 Total deposits includes brokered deposits of $1,440.7 million and $1,611.6 million as of September 30, 2024 and June 30, 2024, respectively, which include brokered time deposits of $275.0 million and $400.0 million as of September 30, 2024 and June 30, 2024, respectively.

The following table sets forth the number of deposit accounts by type:

	September 30, 2024	June 30, 2024	September 30, 2023
Non-interest-bearing	49,086	55,772	46,647
Interest-bearing checking and savings accounts	527,058	495,070	447,288
Time deposits	4,379	4,696	5,976
Total number of deposit accounts	580,523	555,538	499,911
Total Bank deposits that exceeded the FDIC insurance limit of $250,000 or were not collateralized at September 30, 2024 and June 30, 2024 were $2.3 billion and $2.1 billion, respectively. The maturities of time deposits that exceeded the FDIC insurance limit were as follows:

(Dollars in thousands)	September 30, 2024
3 months or less	$202,160
3 months to 6 months	147,472
6 months to 12 months	11,049
Over 12 months	3,535
Total	$364,216
Borrowings
The following table sets forth the composition of our borrowings and the interest rates:

	September 30, 2024		June 30, 2024		September 30, 2023
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB Advances	$90,000	2.32%	$90,000	2.32%	$90,000	2.32%
Borrowings, subordinated notes and debentures	313,519	4.56%	325,679	4.57%	447,733	5.27%
Total borrowings	$403,519	4.06%	$415,679	4.08%	$537,733	4.78%

Weighted average cost of borrowings during the quarter	4.26%		4.61%		4.89%
Borrowings as a percent of total assets	1.71%		1.82%		2.58%
We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the origination of loans and to provide us with interest rate risk protection should rates rise. On July 15, 2024, the Company paid $2.6 million to repurchase $3.0 million par value of its 4.00% Fixed-to-Floating Rate Subordinated Notes due March 1, 2032. On September 27, 2024, the Company paid $9.2 million to repurchase $9.5 million par value of its 4.875% Fixed-to-Floating Rate Subordinated Notes due October 1, 2030. For additional information see Note 11—“Borrowings, Subordinated Notes and Debentures” in the accompanying interim condensed consolidated financial statements.
Stockholders’ Equity
Stockholders’ equity increased $115.1 million to $2,405.7 million at September 30, 2024, compared to $2,290.6 million at June 30, 2024. The increase was primarily the result of net income for the three months ended September 30, 2024 of $112.3 million.

LIQUIDITY
Cash flow information is as follows:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2024	2023
Operating Activities	$70,788	$34,187
Investing Activities	$(45,541)	$(506,282)
Financing Activities	$592,833	$503,778
During the three months ended September 30, 2024, we had net cash inflows from operating activities of $70.8 million compared to inflows of $34.2 million for the three months ended September 30, 2023. Net operating cash inflows and outflows fluctuate primarily due to the timing of the following: originations of loans held for sale, proceeds from loan sales, securities borrowed and loaned, and customer, broker-dealer and clearing receivables and payables and changes in other assets and payables.
Net cash outflows from investing activities totaled $45.5 million for the three months ended September 30, 2024, while outflows totaled $506.3 million for the three months ended September 30, 2023. The decrease in outflows was primarily due to a decrease in net loan growth in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.
Net cash inflows from financing activities totaled $592.8 million for the three months ended September 30, 2024, compared to net cash inflows from financing activities of $503.8 million for the three months ended September 30, 2023. The increase in net cash inflows from financing is primarily driven by growth in deposits during the three months ended September 30, 2024.
As of September 30, 2024, the Bank could borrow up to 35% of its total assets from the FHLB. Borrowings are collateralized by pledging certain mortgage loans and available-for-sale securities to the FHLB. At September 30, 2024, the Company had $3,075.7 million available immediately and $4,284.2 million available with additional collateral and the Company had $4,680.7 million of loans and $0.8 million of securities pledged to the FHLB. At September 30, 2024, we had $250.0 million in unsecured federal funds lines of credit with five major banks under which there were no borrowings outstanding.
The Bank has the ability to borrow short-term from the FRBSF Discount Window. At September 30, 2024, the Bank did not have any borrowings outstanding and the amount available from this source was $6,879.4 million. Borrowings are collateralized by pledging commercial loans and consumer loans. At September 30, 2024, we had $8,194.2 million of loans pledged to the FRBSF.
Axos Clearing has a $150 million third-party secured line of credit available for borrowing, as needed. As of September 30, 2024, there was no amount outstanding on this credit facility. This credit facility bears interest at rates based on the Federal Funds rate and is due upon demand.
Axos Clearing has a $110 million third-party unsecured line of credit available for limited purpose borrowing. As of September 30, 2024, there was no amount outstanding on this credit facility. This credit facility bears interest at rates based on the Federal Funds rate and is due upon demand.
We view our liquidity sources to be stable and adequate for our anticipated needs and contingencies for both the short- and long-term. Due to the diversified sources of our deposits, while maintaining approximately 90% of our total Bank deposits in insured or collateralized accounts as of September 30, 2024, we believe we have the ability to increase our level of deposits, and have available other potential sources of funding, to address our liquidity needs for the foreseeable future.
For additional information on certain contractual and other obligations, see Note 9—“Commitments and Contingencies” in the accompanying interim condensed consolidated financial statements and Note 12—“Other Assets,” and refer to Note 11—“Deposits,” Note 12—“Advances from the Federal Home Loan Bank” and Note 13—“Borrowings, Subordinated Notes and Debentures” in the 2024 Form 10-K.

CAPITAL RESOURCES AND REQUIREMENTS
The Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by the Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our Consolidated Financial Statements. The Federal Reserve establishes capital requirements for the Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for the Company and Bank. Information presented for September 30, 2024 reflects the Basel III capital requirements for both the Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require the Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require the Company and Bank to maintain minimum ratios of tier 1 capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” the Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. At September 30, 2024, the Company and Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since September 30, 2024 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support the Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Company and Bank both elected the five-year current expected credit losses (“CECL”) transition guidance for calculating regulatory capital and ratios. The amounts in the following table reflect this election. This guidance allowed an entity to add back to regulatory capital 100% of the impact of the day-one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through June 30, 2022. In fiscal year 2025, this cumulative amount is phased out of regulatory capital at 75% and the cumulative amount will be 100% phased out of regulatory capital beginning in fiscal year 2026.

The Company’s and Bank’s capital ratios and requirements were as follows:

	Axos Financial, Inc.		Axos Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	September 30, 2024	June 30, 2024	September 30, 2024	June 30, 2024
Regulatory Capital:
Tier 1	$2,275,903	$2,167,781	$2,229,483	$2,181,426
Common equity tier 1	$2,275,903	$2,167,781	$2,229,483	$2,181,426
Total capital	$2,796,837	$2,678,489	$2,435,646	$2,365,061

Assets:
Average adjusted	$23,267,418	$22,979,871	$22,711,795	$22,391,541
Total risk-weighted	$18,292,253	$18,049,571	$17,322,677	$17,128,880

Regulatory Capital Ratios:
Tier 1 leverage (to adjusted average assets)	9.78%	9.43%	9.82%	9.74%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	12.44%	12.01%	12.87%	12.74%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	12.44%	12.01%	12.87%	12.74%	8.00%	6.00%
Total capital (to risk-weighted assets)	15.29%	14.84%	14.06%	13.81%	10.00%	8.00%
Basel III requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At September 30, 2024 and June 30, 2024, our Company and Bank were in compliance with the capital conservation buffer requirement, which sets the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums to 7.0%, 8.5% and 10.5%, respectively.
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
The net capital position of Axos Clearing was as follows:

(Dollars in thousands)	September 30, 2024	June 30, 2024
Net capital	$85,292	$101,462
Excess Capital	$80,081	$96,654

Net capital as a percentage of aggregate debit items	32.73%	42.21%
Net capital in excess of 5% aggregate debit items	$72,264	$89,442
Axos Clearing, as a clearing broker, is subject to the SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the exclusive benefit of customers (“Customer Reserve Bank Account”) and proprietary accounts of brokers (“PAB Reserve Account”). As of September 30, 2024, Axos Clearing was in compliance with its Customer Reserve Bank Account and PAB Reserve Account deposit requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For further discussion of the Company’s market risk, see Item 7A—“Quantitative and Qualitative Disclosures About Market Risk” in the 2024 Form 10-K.
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
Banking Business Segment
Beginning September 30, 2024, the Company made certain refinements to its interest rate sensitivity analyses for the Banking Business Segment by moving the simulation framework to an industry leading cash flow engine. The change was implemented to enhance the process and better reflect the behavior of its interest rate-sensitive assets and liabilities and provide improved granularity on key inputs and outputs used by the Company, including, but not limited to, prepayment and deposit beta assumptions. The modeled outputs as of September 30, 2024, when compared to those generated by applying the prior period methodology to the current period, do not result in significant changes to the previously disclosed interest rate sensitivities as of June 30, 2024. The reduced risk in the downward interest rate scenarios is primarily due to a change in deposit betas, which are now better aligned with the Company’s expectations.

The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at September 30, 2024 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	September 30, 2024
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$2,640,934	$—	$—	$—	$2,640,934
Available-for-sale securities[1]	96,336	4,656	25,317	11,687	137,996
Stock of the FHLB, at cost	29,716	—	—	—	29,716
Loans[2]	12,880,026	1,986,582	4,252,362	161,639	19,280,609
Loans held for sale	14,566	—	—	—	14,566
Total interest-earning assets	15,661,578	1,991,238	4,277,679	173,326	22,103,821
Non-interest-earning assets	—	—	—	—	764,233
Total assets	$15,661,578	$1,991,238	$4,277,679	$173,326	$22,868,054
Interest-bearing liabilities:
Interest-bearing deposits[3]	$16,916,516	$65,182	$22,354	$—	$17,004,052
Advances from the FHLB	30,000	—	60,000	—	90,000
Total interest-bearing liabilities	16,946,516	65,182	82,354	—	17,094,052
Other non-interest-bearing liabilities	—	—	—	—	3,421,038
Stockholders’ equity	—	—	—	—	2,352,964
Total liabilities and equity	$16,946,516	$65,182	$82,354	$—	$22,868,054
Net interest rate sensitivity gap	$(1,284,938)	$1,926,056	$4,195,325	$173,326	$5,009,769
Cumulative gap	$(1,284,938)	$641,118	$4,836,443	$5,009,769	$5,009,769
Net interest rate sensitivity gap—as a % of total interest earning assets	(5.81)%	8.71%	18.98%	0.78%	22.66%
Cumulative gap—as % of total cumulative interest earning assets	(5.81)%	2.90%	21.88%	22.66%	22.66%
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

The above table provides an approximation of the projected re-pricing of assets and liabilities at September 30, 2024 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are primarily based on modeled cash flows. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience and the implied forward rate curve, respectively. Actual repayments of these instruments could vary substantially if future experience differs from our historical experience.
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

The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the future 1-12 months’ and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Company assumes no growth in the balance sheet other than for retained earnings:

	As of September 30, 2024
	First 12 Months	Next 12 Months
(Dollars in thousands)	Percentage Change from Base	Percentage Change from Base
Up 200 basis points	3.8%	11.2%
Up 100 basis points	1.8%	5.3%
Down 100 basis points	(1.1)%	(3.9)%
Down 200 basis points	(0.7)%	(4.8)%
We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We analyze the MVE sensitivity to an immediate parallel and sustained shift in interest rates derived from the underlying interest rate curves.
The following table indicates the sensitivity of MVE to the interest rate movement described above:

As of September 30, 2024
(Dollars in thousands)	Percentage Change from Base
Up 200 basis points	(1.7)%
Up 100 basis points	(0.3)%
Down 100 basis points	(0.6)%
Down 200 basis points	(1.0)%
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
As of September 30, 2024, Axos Clearing held municipal obligations classified as trading securities and had maturities greater than 10 years.
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
ITEM 4.CONTROLS AND PROCEDURES
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In addition, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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

PART II—OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
The information set forth in Note 9—“Commitments and Contingencies” in the accompanying interim condensed consolidated financial statements is incorporated herein by reference.
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
ITEM 1A.RISK FACTORS
We face a variety of risks that are inherent in our business and our industry. These risks are described in more detail under Item 1A—“Risk Factors” in the 2024 Form 10-K. We encourage you to read these factors in their entirety. Moreover, other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth our market repurchases of Axos common stock and the Axos common stock retained in connection with net settlement of restricted stock awards during the quarter ended September 30, 2024.

(Dollars in thousands, except per share data)	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases[1]
Quarter Ended September 30, 2024
July 1, 2024 to July 31, 2024	—	$—	—	$106,521
August 1, 2024 to August 31, 2024	—	—	—	106,521
September 1, 2024 to September 30, 2024	—	—	—	106,521
For the Three Months Ended September 30, 2024	—	$—	—	$106,521

Stock Retained in Net Settlement[2]
July 1, 2024 to July 31, 2024	133
August 1, 2024 to August 31, 2024	57,439
September 1, 2024 to September 30, 2024	85,478
For the Three Months Ended September 30, 2024	143,050
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
    During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.EXHIBITS

Exhibit Number	Description	Incorporated By Reference to
10.1	Amended and Restated Employment Agreement, between Axos Bank and Andrew J. Micheletti	Filed herewith.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Definition Document	Filed herewith.

104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Axos Financial, Inc.

Dated:	October 30, 2024	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	October 30, 2024	By:	/s/ Derrick K. Walsh
Derrick K. Walsh Executive Vice President and Chief Financial Officer (Principal Financial Officer)