Form 10-Q
period 2024-12-31
Axos Financial, Inc.
filed 2025-01-28
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock on the last practicable date: 57,098,476 shares of common stock, $0.01 par value per share, as of January 17, 2025.

AXOS FINANCIAL, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except par value)	December 31, 2024	June 30, 2024
ASSETS
Cash and cash equivalents	$2,438,073	$1,979,979
Restricted cash	235,358	205,797
Total cash, cash equivalents and restricted cash	2,673,431	2,185,776
Trading securities	241	353
Available-for-sale securities	97,848	141,611
Stock of regulatory agencies	34,298	21,957
Loans held for sale, carried at fair value	25,436	16,482
Loans—net of allowance for credit losses of $270,605 as of December 31, 2024 and $260,542 as of June 30, 2024	19,486,727	19,231,385
Servicing rights, carried at fair value	28,045	28,924
Securities borrowed	114,672	67,212
Customer, broker-dealer and clearing receivables	298,887	240,028
Goodwill and other intangible assets—net	137,570	141,769
Other assets	812,267	779,837
TOTAL ASSETS	$23,709,422	$22,855,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$2,989,759	$2,975,631
Interest bearing	16,945,145	16,383,586
Total deposits	19,934,904	19,359,217
Advances from the Federal Home Loan Bank	60,000	90,000
Borrowings, subordinated notes and debentures	358,692	325,679
Securities loaned	135,258	74,177
Customer, broker-dealer and clearing payables	309,593	301,127
Accounts payable and other liabilities	389,013	414,538
Total liabilities	21,187,460	20,564,738
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock—$0.01 par value; 150,000,000 shares authorized; 70,571,332 shares issued and 57,097,632 shares outstanding as of December 31, 2024; 70,221,632 shares issued and 56,894,565 shares outstanding as of June 30, 2024	706	702
Additional paid-in capital	528,862	510,232
Accumulated other comprehensive income (loss)—net of income tax	3,007	(2,466)
Retained earnings	2,402,644	2,185,617
Treasury stock, at cost; 13,473,700 shares as of December 31, 2024 and 13,327,067 shares as of June 30, 2024	(413,257)	(403,489)
Total stockholders’ equity	2,521,962	2,290,596
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,709,422	$22,855,334

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except earnings per common share)	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$410,868	$357,852	$849,097	$684,826
Securities borrowed and customer receivables	6,450	5,467	12,721	10,462
Investments and other	38,750	31,344	78,512	63,327
Total interest and dividend income	456,068	394,663	940,330	758,615
INTEREST EXPENSE:
Deposits	170,859	160,181	358,128	306,291
Advances from the Federal Home Loan Bank	507	530	1,036	1,059
Securities loaned	480	1,010	1,020	1,459
Other borrowings	4,123	4,336	7,999	10,045
Total interest expense	175,969	166,057	368,183	318,854
Net interest income	280,099	228,606	572,147	439,761
Provision for credit losses	12,248	13,500	26,248	20,500
Net interest income, after provision for credit losses	267,851	215,106	545,899	419,261
NON-INTEREST INCOME:
Broker-dealer fee income	11,039	12,519	22,099	24,996
Advisory fee income	7,982	7,362	15,927	15,581
Banking and service fees	9,813	10,061	18,426	18,411
Mortgage banking and servicing rights income	(1,797)	753	(1,347)	4,631
Prepayment penalty fee income	762	1,037	1,303	2,620
Gain on acquisition	—	92,397	—	92,397
Total non-interest income	27,799	124,129	56,408	158,636
NON-INTEREST EXPENSE:
Salaries and related costs	74,097	58,883	148,390	114,694
Data and operational processing	19,314	18,326	38,299	34,410
Depreciation and amortization	7,031	6,488	14,481	12,366
Advertising and promotional	11,045	9,794	25,298	20,169
Professional services	9,072	5,976	18,967	15,787
Occupancy and equipment	4,206	4,001	8,524	7,847
FDIC and regulatory fees	6,992	3,935	12,948	8,384
Broker-dealer clearing charges	4,299	5,948	8,606	9,960
General and administrative expense	9,264	8,488	17,272	18,728
Total non-interest expense	145,320	121,839	292,785	242,345
INCOME BEFORE INCOME TAXES	150,330	217,396	309,522	335,552
INCOME TAXES	45,643	65,625	92,495	101,136
NET INCOME	$104,687	$151,771	$217,027	$234,416
Basic earnings per common share	$1.83	$2.65	$3.81	$4.04
Diluted earnings per common share	$1.80	$2.62	$3.72	$3.98

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2024	2023	2024	2023
NET INCOME	$104,687	$151,771	$217,027	$234,416
Net unrealized gain (loss) from available-for-sale securities, net of income tax	(784)	2,469	535	2,691
Net unrealized gain (loss) on cash flow hedges, net of income tax	4,556	—	4,938	—
Other comprehensive income (loss)	3,772	2,469	5,473	2,691
COMPREHENSIVE INCOME	$108,459	$154,240	$222,500	$237,107

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended December 31, 2024
	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Retained Earnings	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
BALANCE—September 30, 2024	70,562,333	(13,470,117)	57,092,216	$706	$520,795	$(765)	$2,297,957	$(412,965)	$2,405,728
Net income	—	—	—	—	—	—	104,687	—	104,687
Other comprehensive income (loss)	—	—	—	—	—	3,772	—	—	3,772
Stock-based compensation activity	8,999	(3,583)	5,416	—	8,067	—	—	(292)	7,775
BALANCE—December 31, 2024	70,571,332	(13,473,700)	57,097,632	$706	$528,862	$3,007	$2,402,644	$(413,257)	$2,521,962

	For the Six Months Ended December 31, 2024
	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Retained Earnings	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2024	70,221,632	(13,327,067)	56,894,565	$702	$510,232	$(2,466)	$2,185,617	$(403,489)	$2,290,596
Net income	—	—	—	—	—	—	217,027	—	217,027
Other comprehensive income (loss)	—	—	—	—	—	5,473	—	—	5,473
Stock-based compensation activity	349,700	(146,633)	203,067	4	18,630	—	—	(9,768)	8,866
BALANCE—December 31, 2024	70,571,332	(13,473,700)	57,097,632	$706	$528,862	$3,007	$2,402,644	$(413,257)	$2,521,962

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

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
(Dollars in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$217,027	$234,416
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,481	12,365
Other accretion and amortization	(58,723)	(12,006)
Stock-based compensation expense	19,855	13,393
Trading activity	112	429
Provision for credit losses	26,248	20,500
Deferred income taxes	(15,419)	21,032
Origination of loans held for sale	(136,396)	(96,910)
Unrealized and realized gains on loans held for sale	(1,495)	(3,854)
Proceeds from sale of loans held for sale	133,064	107,846
Change in the fair value of servicing rights	1,278	(1,955)
Gain on FDIC Loan Purchase	—	(92,397)
Gain on repurchase of subordinated notes	(604)	—
Net change in assets and liabilities which provide (use) cash:
Securities borrowed	(47,460)	(10,837)
Customer, broker-dealer and clearing receivables	(58,859)	108,217
Other assets	96,702	(47,390)
Securities loaned	61,081	(4,340)
Customer, broker-dealer and clearing payables	8,466	(76,592)
Accounts payable and other liabilities	(26,060)	(19,183)
Net cash provided by operating activities	233,298	152,734
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(22,382)	(9,612)
Proceeds from sale and repayment of available-for-sale securities	67,004	5,952
Purchase of stock of regulatory agencies	(12,446)	—
Net change in loans held for investment	(438,254)	(877,550)
Proceeds from sale of loans originally classified as held for investment	223,011	—
Proceeds from sale of other real estate owned and repossessed assets	999	3,420
Purchase of BOLI policies	(100,000)	—
Purchase of loans and leases, net of discounts and premiums	(1,100)	(841,408)
Purchases of furniture, equipment, software and intangibles	(23,870)	(17,031)
Purchases of other investments	(7,801)	(7,148)
Distributions received from other investments	81	1,508
Net cash used in investing activities	(314,758)	(1,741,869)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	575,687	1,080,804
Repayments of the Federal Home Loan Bank term advances	(30,000)	—
Net (repayment) proceeds of other borrowings	45,000	(21,200)
Payments related to settlement of restricted stock units	(9,769)	(6,249)
Purchase of treasury stock	—	(82,583)
Repurchase of subordinated notes	(11,803)	—
Net cash provided by financing activities	569,115	970,772

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
(Dollars in thousands)	2024	2023
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	487,655	(618,363)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of year	$2,185,776	$2,382,086
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$2,673,431	$1,763,723
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on interest-bearing liabilities	367,008	323,042
Income taxes paid	89,508	84,436
Transfers to other real estate and repossessed vehicles from loans held for investment	1,142	3,301
Transfers from loans held for investment to loans held for sale	227,539	2,783
Operating lease liabilities from obtaining right of use assets	2,111	5,767
Non-cash LIHTC investments	—	25,000

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED DECEMBER 31, 2024 AND 2023
(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements include the accounts of Axos Financial, Inc. and its wholly owned subsidiaries (“Axos” or the “Company”). Axos Bank (the “Bank”), its wholly owned subsidiaries, the activities of two lending-related trust entities and certain other lending activity constitute the Banking Business Segment, and Axos Securities, LLC and its wholly owned subsidiaries constitute the Securities Business Segment. All significant intercompany balances and transactions have been eliminated in consolidation. The Notes to the Condensed Consolidated Financial Statements are an integral part of the Company’s financial statements. On December 7, 2023, the Company acquired from the Federal Deposit Insurance Corporation (“FDIC”) two loan portfolios with an aggregate unpaid principal balance of $1.3 billion at a 37% discount to par. For additional information on the “FDIC Loan Purchase,” see Note 2—“Acquisitions” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (“2024 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).
The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Certain amounts reported in prior periods have been reclassified to conform with the current presentation. Results for the three and six months ended December 31, 2024 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or not repeated herein pursuant to the rules and regulations of the SEC with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2024 included in the 2024 Form 10-K.
Significant Accounting Policies
For further information regarding the Company’s significant accounting policies, see Note 1—“Organizations and Summary of Significant Accounting Policies” in the 2024 Form 10-K. During the six months ended December 31, 2024, there were no significant updates to the Company’s significant accounting policies, other than as noted below and the adoption of the accounting standards noted herein.
Stock of Regulatory Agencies. The Bank is a member of the Federal Home Loan Bank (“FHLB”) system and the Federal Reserve System (the “Federal Reserve”). FHLB members are required to own a certain amount of FHLB stock based on the level of borrowings and other factors while Federal Reserve members are required to own a certain amount of Federal Reserve Bank stock based on the member’s equity capital and surplus. FHLB and Federal Reserve Bank stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Additionally, Axos Clearing, LLC is a member of the Depository Trust & Clearing Corporation (“DTCC”), a financial services company providing clearing and settlement services to the financial markets. Members are required to own a certain amount of DTCC stock based on the clearing levels and other factors. DTCC stock is valued based on information provided by the DTCC, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recovery of carrying value.
Comprehensive Income. Comprehensive income consists of net income and other comprehensive income (“OCI”). OCI includes unrealized gains and losses on available-for-sale securities and gains and losses on derivatives in designated cash flow hedge accounting relationships.
Derivatives. Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as freestanding derivatives. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to economically hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in “Mortgage banking and servicing rights income” on the condensed Consolidated Statements of Income.
The Company makes markets in interest rate swap and cap derivatives to facilitate customer demand. The Company enters into offsetting derivative transactions to offset its interest rate risk associated with this customer transaction activity. The

Company acquired as part of the FDIC Loan Purchase certain customer-facing interest rate derivatives and related market-facing derivatives which offset the Company’s interest rate risk. For additional information on these derivatives see Note 2— “Acquisitions” in the 2024 Form 10-K and Note 5— “Derivatives.” Changes in the fair values of these derivatives, and related fees, are included in “Banking and service fees” on the condensed Consolidated Statements of Income.
Additionally, the Company applies hedge accounting to certain derivative instruments for interest rate risk management purposes. The Company uses such derivative instruments to hedge forecasted variable cash flows from floating-rate deposits. For designated cash flow hedges, changes in the fair value of the derivatives are initially recorded in OCI and subsequently recognized in earnings once the hedged item affects earnings. Derivative gains and losses reclassified to earnings are recognized in interest expense on the condensed Consolidated Statements of Income, consistent with the hedged floating-rate deposits.
Hedge accounting relationships, including the associated risk management objective and strategy, are formally documented at inception. Additionally, the effectiveness of hedge accounting relationships is monitored throughout the duration of the hedge period. Hedge accounting treatment is discontinued either when the derivative is terminated, when it is determined that a derivative is not expected to be, or has ceased to be, effective as a hedge or if the Company removes the cash flow hedge designation. If a hedge accounting relationship is terminated, the amount in accumulated other comprehensive income (“AOCI”) is recognized in earnings when the cash flows that were originally hedged affect earnings. However, if the original hedged transaction is deemed probable not to occur, the corresponding amount in AOCI is immediately recognized in income.
Derivative assets and liabilities are not subject to any counterparty netting and are presented at fair value on a gross basis in “Other assets” and “Accounts payable and other liabilities”, respectively, in the condensed Consolidated Balance Sheets. Cash flows related to derivative assets and liabilities are presented in “Net change in assets and liabilities which provide (use) cash-Other Assets” and “Net change in assets and liabilities which provide (use) cash-Accounts payable and other liabilities,” respectively, in the condensed Consolidated Statements of Cash Flows.
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
Accounting Standards Issued But Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, which requires disclosure of significant business segment expenses and a description of the composition of other segment expenses by business segment. The ASU also requires disclosure of the title and position of the chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company does not expect any significant impact on its financial condition or results of operations upon adoption.
In December 2023, the FASB issued ASU 2023-09, which requires further granularity on the disclosure of income taxes, including:
•Certain prescribed line items in the income tax rate reconciliation presented both in dollar and percentage terms;
•Income taxes paid, income before income taxes and income taxes disaggregated by federal, state and foreign taxes; and
•Further disaggregation of income taxes paid by any individual jurisdiction equal to or exceeding five percent of total income taxes paid.
This standard is effective for fiscal years beginning after December 15, 2024. The Company does not expect any significant impact on its financial condition or results of operations upon adoption.

In November 2024, the FASB issued ASU 2024-03, which requires disaggregation of operating expenses by relevant expense caption on the statement of income into prescribed categories, including employee compensation, depreciation and intangible asset amortization. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company does not expect any significant impact on its financial condition or results of operations upon adoption.

2.     FAIR VALUE
The following tables set forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2024 and June 30, 2024. Assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement:

	December 31, 2024
(Dollars in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Trading securities	$241	$—	$241
Available-for-sale securities:
Agency MBS	46,904	—	46,904
Non-Agency MBS	—	47,412	47,412
Municipal	3,532	—	3,532
Total—Available-for-sale securities:	$50,436	$47,412	$97,848
Loans held for sale	$25,436	$—	$25,436
Servicing rights	$—	$28,045	$28,045
Other assets—Derivative instruments[1]	$16,363	$—	$16,363
LIABILITIES:
Accounts payable and other liabilities—Derivative instruments	$83,957	$—	$83,957
[1] Other assets - Derivative instruments are presented net of $78.0 million of variation margin on centrally-cleared derivatives as of December 31, 2024.
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

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	December 31, 2024
(Dollars in thousands)	Available-for-sale Securities: Non-Agency MBS	Servicing Rights[1]	Total
Opening balance	$91,309	$27,335	$118,644
Total gains or losses for the period:
Included in earnings—Mortgage banking and servicing rights income	—	487	487
Included in other comprehensive income	(394)	—	(394)
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	—	223	223
Settlements	(43,503)	—	(43,503)
Closing balance	$47,412	$28,045	$75,457

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$487	$487

	For the Six Months Ended
	December 31, 2024
(Dollars in thousands)	Available-for-sale Securities: Non-Agency MBS	Servicing Rights[1]	Total
Opening Balance	$110,928	$28,924	$139,852
Total gains or losses for the period:
Included in earnings—Mortgage banking and servicing rights income	—	(1,364)	(1,364)
Included in other comprehensive income	388	—	388
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	—	485	485
Settlements	(63,904)	—	(63,904)
Closing balance	$47,412	$28,045	$75,457

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(1,364)	$(1,364)
1 Earnings from servicing rights were attributable to: time and payoffs, representing a decrease in servicing rights value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period of $0.7 million and $0.9 million for the three and six months ended December 31, 2024, respectively, and an increase in servicing rights value resulting from market-driven changes in interest rates of $1.1 million for the three months ended December 31, 2024 and a decrease of $0.5 million for the six months ended December 31, 2024. Additions to servicing rights were related to purchases and servicing rights retained upon sale of loans held for sale.

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
1 Earnings from servicing rights were attributable to: time and payoffs, representing a decrease in servicing rights value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period of $0.3 million and $0.5 million for the three and six months ended December 31, 2023, and a decrease in servicing rights value resulting from market-driven changes in interest rates of $1.2 million for the three months ended December 31, 2023 and an increase of $0.9 million for the six months ended December 31, 2023. Additions to servicing rights were related to purchases and servicing rights retained upon sale of loans held for sale.

The table below summarizes the quantitative information about Level 3 fair value measurements:

	December 31, 2024
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Available-for-sale securities: Non-Agency MBS	$47,412	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over SOFR Swaps, Credit Enhancement	0.0 to 72.7% (32.9%) 0.0 to 6.4% (2.2%) 0.0 to 68.9% (30.1%) 2.5 to 4.6% (2.6%) 0.2 to 96.8% (27.2%)
Servicing Rights	$28,045	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	6.7 to 58.1% (10.4%) 0.0 to 11.1 (8.5) 9.5 to 11.2% (9.8%)

	June 30, 2024
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Available-for-sale securities: Non-Agency MBS	$110,928	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over SOFR Swaps, Credit Enhancement	0.0 to 72.1% (38.0%) 0.0 to 13.7% (2.8%) 0.0 to 68.9% (32.9%) 2.5 to 4.9% (2.5%) 0.0 to 64.9% (22.8%)
Servicing Rights	$28,924	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	5.5 to 95.2% (11.8%) 0.4 to 14.9 (7.9) 9.5 to 11.2% (9.8%)
1 The weighted average for Available-for-sale securities: Non-agency MBS is based on the relative fair value of the securities and for Servicing Rights is based on the relative unpaid principal of the loans being serviced.
For non-agency mortgage-backed securities, a significant increase (decrease) in default rate, loss severity (potentially offset by the level of credit enhancement) or discount rate in isolation would result in a significantly lower (higher) fair value measurement, while a significant increase in the voluntary prepayment rate would result in a significant increase in fair value if the security is valued below par value, or a significant decrease in fair value if the security is valued above par value. Generally, a change in the assumptions used for the default rate is accompanied by a directionally opposite change in the assumption used for the voluntary prepayment rate.
For servicing rights, significant increases in the voluntary prepayment rate or discount rate in isolation would result in a significantly lower fair value measurement, while a significant increase in expected life in isolation would result in a significantly higher fair value measurement. Generally, a change in the voluntary prepayment rate is accompanied by a directionally opposite change in expected life.
The aggregate fair value of loans held for sale, carried at fair value, the contractual balance (including accrued interest), and the unrealized gain were:

(Dollars in thousands)	December 31, 2024	June 30, 2024
Aggregate fair value	$25,436	$16,482
Contractual balance	25,160	15,966
Unrealized gain	$276	$516
The total interest income and amount of gains and losses from changes in fair value included in earnings for loans held for sale, carried at fair value, were:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(Dollars in thousands)	2024	2023	2024	2023
Interest income	$249	$141	$537	$330
Change in fair value	(384)	33	(367)	(96)
Total	$(135)	$174	$170	$234

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments at December 31, 2024 and June 30, 2024 were:

	December 31, 2024
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	$2,673,431	$2,673,431	$—	$—	$2,673,431
Trading securities	241	—	241	—	241
Available-for-sale securities	97,848	—	50,436	47,412	97,848
Stock of regulatory agencies	34,298	—	34,298	—	34,298
Loans held for sale, at fair value	25,436	—	25,436	—	25,436
Loans held for investment—net	19,486,727	—	—	19,661,657	19,661,657
Securities borrowed	114,672	—	—	113,565	113,565
Customer, broker-dealer and clearing receivables	298,887	—	—	296,997	296,997
Servicing rights	28,045	—	—	28,045	28,045
Other assets - derivative instruments[1]	16,363	—	16,363	—	16,363
Financial liabilities:
Total deposits	19,934,904	—	19,604,164	—	19,604,164
Advances from the Federal Home Loan Bank	60,000	—	55,042	—	55,042
Borrowings, subordinated notes and debentures	358,692	—	320,993	—	320,993
Securities loaned	135,258	—	—	134,594	134,594
Customer, broker-dealer and clearing payables	309,593	—	—	309,593	309,593
Accounts payable and other liabilities - derivative instruments	83,957	—	83,957	—	83,957
1 Other Assets - Derivative Assets are presented net of $78.0 million of variation margin on centrally-cleared derivatives as of December 31, 2024.

	June 30, 2024
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	$2,185,776	$2,185,776	$—	$—	$2,185,776
Trading securities	353	—	353	—	353
Available-for-sale securities	141,611	—	30,683	110,928	141,611
Stock of regulatory agencies	21,957	—	21,957	—	21,957
Loans held for sale, at fair value	16,482	—	16,482	—	16,482
Loans held for investment—net	19,231,385	—	—	19,209,442	19,209,442
Securities borrowed	67,212	—	—	71,480	71,480
Customer, broker-dealer and clearing receivables	240,028	—	—	249,317	249,317
Servicing rights	28,924	—	—	28,924	28,924
Other assets - derivative instruments	106,796	—	106,796	—	106,796
Financial liabilities:
Total deposits	19,359,217	—	19,217,281	—	19,217,281
Advances from the Federal Home Loan Bank	90,000	—	84,201	—	84,201
Borrowings, subordinated notes and debentures	325,679	—	302,487	—	302,487
Securities loaned	74,177	—	—	74,021	74,021
Customer, broker-dealer and clearing payables	301,127	—	—	301,127	301,127
Accounts payable and other liabilities - derivative instruments	102,949	—	102,949	—	102,949
The carrying amount represents the estimated fair value for cash, cash equivalents and restricted cash, stock of regulatory agencies, interest-bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans, deposits, borrowings or subordinated debt and for variable rate loans, deposits, borrowings or subordinated debt with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. A discussion of the methods of valuing trading securities, available-for-sale securities, loans held for sale and derivatives can be found in Note 3—“Fair Value” in the 2024 Form 10-K. The fair value of off-balance sheet items is not considered material.

3.         AVAILABLE-FOR-SALE SECURITIES
The amortized cost and fair value of available-for-sale securities were:

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
Agency[1]	$49,176	$61	$(2,333)	$46,904
Non-agency[2]	46,755	933	(276)	47,412
Total mortgage-backed securities	95,931	994	(2,609)	94,316
Municipal	3,856	—	(324)	3,532
Total available-for-sale securities	$99,787	$994	$(2,933)	$97,848

	June 30, 2024
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
Agency[1]	$29,835	$83	$(2,659)	$27,259
Non-agency[2]	110,658	838	(568)	110,928
Total mortgage-backed securities	140,493	921	(3,227)	138,187
Municipal	3,788	—	(364)	3,424
Total available-for-sale securities	$144,281	$921	$(3,591)	$141,611
1 Includes securities guaranteed by Ginnie Mae, a U.S. government agency, and the government sponsored enterprises Fannie Mae and Freddie Mac.
2 Private sponsors of securities collateralized primarily by first-lien mortgage loans on commercial properties or by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by prime, Alt-A or pay-option ARM mortgages.
The Company evaluates available-for-sale securities in an unrealized loss position based on an analysis of a number of factors, including, but not limited to: (1) the credit characteristics of the securities, such as the forecasted cash flows, credit ratings, credit enhancement, and government agency or government-sponsored enterprise backing, as applicable, and (2) whether the Company intends to sell or will be required to sell any of the securities before recovering the amortized cost basis. Based on its analysis, the Company determined the unrealized losses on available-for-sale securities are primarily driven by the increase in interest rates since the securities were purchased and, accordingly, no credit losses were recognized on available-for-sale securities in the three and six months ended December 31, 2024 and December 31, 2023. There was no amount in the allowance for credit losses for available-for-sale securities at December 31, 2024 and June 30, 2024.
The face amounts of available-for-sale securities pledged to secure borrowings were $0.7 million and $0.8 million as of December 31, 2024 and June 30, 2024.

There were no sales of available-for-sale securities during the three months and six months ended December 31, 2024. The Company sold a $4.8 million available-for-sale security with no realized gain or loss during the three and six months ended December 31, 2023.

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were:

	December 31, 2024
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
Agency	$9,102	$(21)	$16,479	$(2,312)	$25,581	$(2,333)
Non-agency	—	—	44,866	(276)	44,866	(276)
Total MBS	9,102	(21)	61,345	(2,588)	70,447	(2,609)
Municipal	—	—	3,532	(324)	3,532	(324)
Total available-for-sale securities	$9,102	$(21)	$64,877	$(2,912)	$73,979	$(2,933)

	June 30, 2024
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
Agency	$2,644	$(31)	$19,298	$(2,628)	$21,942	$(2,659)
Non-agency	15	—	78,364	(568)	78,379	(568)
Total MBS	2,659	(31)	97,662	(3,196)	100,321	(3,227)
Municipal	—	—	3,424	(364)	3,424	(364)
Total available-for-sale securities	$2,659	$(31)	$101,086	$(3,560)	$103,745	$(3,591)
The following table sets forth the expected maturity distribution of our mortgage-backed securities, which is based on assumed prepayment rates, and the maturity distribution of our non-MBS, which is based on the contractual maturity:

	As of December 31, 2024
(Dollars in thousands)	Total Amount	Due Within One Year	Due after One but within Five Years	Due after Five but within Ten Years	Due After Ten Years
MBS:
Agency	$49,176	$10,960	$30,660	$5,769	$1,787
Non-Agency	$46,755	$42,981	$1,277	$1,288	$1,209
Total MBS	$95,931	$53,941	$31,937	$7,057	$2,996
Municipal	$3,856	$—	$—	$—	$3,856
Available-for-sale—Amortized cost	$99,787	$53,941	$31,937	$7,057	$6,852
Available-for-sale—Fair value	$97,848	$53,456	$30,918	$6,768	$6,706

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
The following table sets forth the composition of the loan portfolio:

(Dollars in thousands)	December 31, 2024	June 30, 2024
Single Family - Mortgage & Warehouse	$4,149,778	$4,178,832
Multifamily and Commercial Mortgage[1]	3,430,948	3,861,931
Commercial Real Estate[1]	6,214,834	6,088,622
Commercial & Industrial - Non-RE	5,809,877	5,241,766
Auto & Consumer	420,937	431,660
Total gross loans	20,026,374	19,802,811
Allowance for credit losses - loans	(270,605)	(260,542)
Unaccreted premiums (discounts) and loan fees	(269,042)	(310,884)
Total net loans	$19,486,727	$19,231,385
1 Includes purchased credit deteriorated (“PCD”) loans of $281.3 million and $284.0 million in Multifamily and Commercial Mortgage and $44.5 million and $44.5 million in Commercial Real Estate as of December 31, 2024 and June 30, 2024, respectively. For further detail on PCD loans, see Note 1—“Organizations and Summary of Significant Accounting Policies” in the 2024 Form 10-K.
Accrued interest receivable on loans held for investments totaled $111.3 million and $119.8 million as of December 31, 2024 and June 30, 2024, respectively.
At December 31, 2024 and June 30, 2024, the Company pledged certain loans totaling $4,326.2 million and $4,942.8 million, respectively, to the FHLB and $8,129.0 million and $8,197.2 million, respectively, to the Federal Reserve Bank of San Francisco (“FRBSF”).
The following table presents loan-to-value (“LTV”) for the Company’s real estate loans outstanding as of December 31, 2024:

	Total Real Estate Loans	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate
Weighted-Average LTV	47.5%	55.7%	51.0%	40.1%
Median LTV	52.0%	53.0%	49.0%	43.9%
The following table presents the components of the provision for credit losses:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(Dollars in thousands)	2024	2023	2024	2023
Provision for credit losses - loans	$11,748	$12,500	$23,248	$18,250
Provision for credit losses - unfunded lending commitments	500	1,000	3,000	2,250
Total provision for credit losses	$12,248	$13,500	$26,248	$20,500
The following tables summarize activity in the allowance for credit losses - loans by portfolio segment:

	For the Three Months Ended December 31, 2024
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Balance at October 1, 2024	$17,453	$65,608	$95,032	$76,555	$9,206	$263,854
Provision (benefit) for credit losses - loans	(1,355)	(6,334)	7,422	8,030	3,985	11,748
Charge-offs	—	(3,197)	—	(130)	(2,495)	(5,822)
Recoveries	6	—	—	—	819	825
Balance at December 31, 2024	$16,104	$56,077	$102,454	$84,455	$11,515	$270,605

	For the Three Months Ended December 31, 2023
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Balance at October 1, 2023	$17,426	$15,874	$71,355	$54,592	$11,623	$170,870
Allowance for credit losses at acquisition of PCD loans	—	58,972	11,125	—	—	70,097
Provision (benefit) for credit losses - loans	(2,080)	3,507	(4,702)	14,695	1,080	12,500
Charge-offs	—	—	—	(86)	(2,321)	(2,407)
Recoveries	10	—	—	—	679	689
Balance at December 31, 2023	$15,356	$78,353	$77,778	$69,201	$11,061	$251,749

	For the Six Months Ended December 31, 2024
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Balance at July 1, 2024	$16,943	$70,771	$87,780	$76,032	$9,016	$260,542
Provision (benefit) for credit losses - loans	(891)	(8,140)	14,674	11,585	6,020	23,248
Charge-offs	—	(6,554)	—	(3,162)	(5,344)	(15,060)
Recoveries	52	—	—	—	1,823	1,875
Balance at December 31, 2024	$16,104	$56,077	$102,454	$84,455	$11,515	$270,605

	For the Six Months Ended December 31, 2023
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Balance at July 1, 2023	$17,503	$16,848	$72,755	$46,347	$13,227	$166,680
Allowance for credit losses at acquisition of PCD loans	—	58,972	11,125	—	—	70,097
Provision (benefit) for credit losses - loans	(2,090)	2,533	(6,102)	22,940	969	18,250
Charge-offs	(80)	—	—	(86)	(4,602)	(4,768)
Recoveries	23	—	—	—	1,467	1,490
Balance at December 31, 2023	$15,356	$78,353	$77,778	$69,201	$11,061	$251,749
For the three and six months ended December 31, 2024, the allowance for credit losses for loans increased as a result of the provision for credit losses, partially offset by net charge-offs. The provision for credit losses was primarily due to the quantitative impact of macroeconomic variables in the allowance for credit losses model, primarily the U.S. unemployment rate and commercial real estate mortgage rates, as well as loan growth, increases in specific reserves and certain qualitative adjustments, mainly in the commercial & industrial - non-RE portfolio.
Loan products within each portfolio contain varying collateral types which impact the estimate of the loss given default utilized in the calculation of the allowance for credit losses for loans. For further discussion of the model method of estimating expected lifetime credit losses, see Note 1—“Organizations and Summary of Significant Accounting Policies” in the 2024 Form 10-K.
The following tables present a summary of the activity in the allowance for credit losses for off-balance sheet lending commitments:

	Three Months Ended December 31,
(Dollars in thousands)	2024	2023
Balance at October 1,	$12,723	$11,723
Provision for credit losses - unfunded lending commitments	500	1,000
Balance at December 31,	$13,223	$12,723

	Six Months Ended December 31,
(Dollars in thousands)	2024	2023
Balance at July 1,	$10,223	$10,473
Provision for credit losses - unfunded lending commitments	3,000	2,250
Balance at December 31,	$13,223	$12,723
The increase in the allowance for off-balance sheet lending commitments for the three and six months ended December 31, 2024, was primarily driven by unfunded lending commitment growth, primarily in the commercial & industrial - non-RE portfolio.
Credit Quality Disclosures. The following tables provide the composition of loans that are performing and nonaccrual by portfolio segment:

	December 31, 2024
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Performing	$4,080,208	$3,381,791	$6,155,068	$5,739,018	$418,757	$19,774,842
Nonaccrual	69,570	49,157	59,766	70,859	2,180	251,532
Total	$4,149,778	$3,430,948	$6,214,834	$5,809,877	$420,937	$20,026,374
Nonaccrual loans to total loans						1.26%

	June 30, 2024
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Performing	$4,133,121	$3,826,877	$6,062,520	$5,237,746	$429,188	$19,689,452
Nonaccrual	45,711	35,054	26,102	4,020	2,472	113,359
Total	$4,178,832	$3,861,931	$6,088,622	$5,241,766	$431,660	$19,802,811
Nonaccrual loans to total loans						0.57%
There were no nonaccrual loans without an allowance for credit losses as of December 31, 2024 and June 30, 2024. There was no interest income recognized on nonaccrual loans in the three and six months ended December 31, 2024 and 2023. Loans reaching 90 days past due are generally placed on nonaccrual status and risk rated as substandard or doubtful. Loans not yet reaching 90 days past due may be placed on nonaccrual status based on management’s assessment of the aging of contractual principal amounts due, among other factors.
Credit Quality Indicators. The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends. In addition to the borrower’s primary source of repayment, in its risk rating process the Company considers all available sources of repayment, including obligor guaranties and liquidations of pledged collateral, where individually or together such sources would fully repay the loan on a timely basis. The Company analyzes loans individually by classifying the loans based on credit risk. The Company uses the following internally-defined risk ratings:
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

	December 31, 2024
	Loans Held for Investment by Fiscal Year of Origination						Revolving Loans	Total
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior
Single Family-Mortgage & Warehouse
Pass	$228,407	$358,736	$502,219	$1,107,651	$464,983	$848,732	$500,009	$4,010,737
Special Mention	—	4,119	1,455	19,542	2,978	22,172	8,551	58,817
Substandard	—	1,200	5,704	15,602	5,832	51,886	—	80,224
Doubtful	—	—	—	—	—	—	—	—
Total	228,407	364,055	509,378	1,142,795	473,793	922,790	508,560	4,149,778
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—
Multifamily and Commercial Mortgage
Pass	22,417	29,290	652,116	981,431	468,493	1,099,774	—	3,253,521
Special Mention	—	—	23,199	58,964	4,340	25,096	—	111,599
Substandard	—	—	—	16,035	2,000	47,793	—	65,828
Doubtful	—	—	—	—	—	—	—	—
Total	22,417	29,290	675,315	1,056,430	474,833	1,172,663	—	3,430,948
Year-to-date gross charge-offs	—	—	—	—	—	6,554	—	6,554
Commercial Real Estate
Pass	1,517,172	1,592,351	1,031,855	883,495	143,351	30,000	881,147	6,079,371
Special Mention	—	53,875	—	—	—	—	—	53,875
Substandard	—	—	—	43,525	5,000	29,191	3,872	81,588
Doubtful	—	—	—	—	—	—	—	—
Total	1,517,172	1,646,226	1,031,855	927,020	148,351	59,191	885,019	6,214,834
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—
Commercial & Industrial - Non-RE
Pass	462,836	831,133	405,020	148,634	46,117	41,238	3,552,851	5,487,829
Special Mention	—	16,271	—	—	—	—	7,213	23,484
Substandard	—	14,065	34,532	127,126	3,665	2,989	106,187	288,564
Doubtful	—	—	—	10,000	—	—	—	10,000
Total	462,836	861,469	439,552	285,760	49,782	44,227	3,666,251	5,809,877
Year-to-date gross charge-offs	—	—	130	—	1,032	—	2,000	3,162
Auto & Consumer
Pass	74,619	57,408	93,350	141,743	32,646	18,154	—	417,920
Special Mention	16	27	204	349	91	1	—	688
Substandard	—	225	504	976	156	468	—	2,329
Doubtful	—	—	—	—	—	—	—	—
Total	74,635	57,660	94,058	143,068	32,893	18,623	—	420,937
Year-to-date gross charge-offs	18	281	1,620	2,395	704	326	—	5,344
Total
Pass	2,305,451	2,868,918	2,684,560	3,262,954	1,155,590	2,037,898	4,934,007	19,249,378
Special Mention	16	74,292	24,858	78,855	7,409	47,269	15,764	248,463
Substandard	—	15,490	40,740	203,264	16,653	132,327	110,059	518,533
Doubtful	—	—	—	10,000	—	—	—	10,000
Total	$2,305,467	$2,958,700	$2,750,158	$3,555,073	$1,179,652	$2,217,494	$5,059,830	$20,026,374
As a % of total gross loans	11.5%	14.8%	13.7%	17.7%	5.9%	11.1%	25.3%	100.0%
Total year-to-date gross charge-offs	$18	$281	$1,750	$2,395	$1,736	$6,880	$2,000	$15,060

	June 30, 2024
	Loans Held for Investment by Fiscal Year of Origination						Revolving Loans	Total
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior
Single Family-Mortgage & Warehouse
Pass	$491,822	$590,060	$1,200,230	$487,132	$291,047	$720,049	$256,778	$4,037,118
Special Mention	31,000	—	24,489	665	6,591	26,873	—	89,618
Substandard	—	283	6,728	—	14,720	30,365	—	52,096
Doubtful	—	—	—	—	—	—	—	—
Total	522,822	590,343	1,231,447	487,797	312,358	777,287	256,778	4,178,832
Year-to-date gross charge-offs	—	—	—	—	—	172	—	172
Multifamily and Commercial Mortgage
Pass	36,058	700,163	994,004	595,299	510,341	811,184	—	3,647,049
Special Mention	—	29,325	46,194	17,478	9,011	10,277	—	112,285
Substandard	—	13,489	12,509	15,507	41,013	20,079	—	102,597
Doubtful	—	—	—	—	—	—	—	—
Total	36,058	742,977	1,052,707	628,284	560,365	841,540	—	3,861,931
Year-to-date gross charge-offs	—	—	—	—	640	—	—	640
Commercial Real Estate
Pass	1,952,001	1,419,399	1,456,643	221,061	7,741	53,000	866,686	5,976,531
Special Mention	—	—	27,452	—	—	—	—	27,452
Substandard	—	5,600	43,700	5,000	—	30,339	—	84,639
Doubtful	—	—	—	—	—	—	—	—
Total	1,952,001	1,424,999	1,527,795	226,061	7,741	83,339	866,686	6,088,622
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—
Commercial & Industrial - Non-RE
Pass	991,497	458,454	238,397	44,923	10,422	12,867	3,295,425	5,051,985
Special Mention	—	1,613	731	1,818	—	—	5,349	9,511
Substandard	—	34,433	122,729	1,031	—	2,988	19,089	180,270
Doubtful	—	—	—	—	—	—	—	—
Total	991,497	494,500	361,857	47,772	10,422	15,855	3,319,863	5,241,766
Year-to-date gross charge-offs	—	—	—	—	—	84	—	84
Auto & Consumer
Pass	65,766	114,615	177,043	43,287	13,402	14,056	—	428,169
Special Mention	33	213	422	176	—	61	—	905
Substandard	142	547	1,264	410	114	109	—	2,586
Doubtful	—	—	—	—	—	—	—	—
Total	65,941	115,375	178,729	43,873	13,516	14,226	—	431,660
Year-to-date gross charge-offs	202	3,471	5,212	1,556	303	269	—	11,013
Total
Pass	3,537,144	3,282,691	4,066,317	1,391,702	832,953	1,611,156	4,418,889	19,140,852
Special Mention	31,033	31,151	99,288	20,137	15,602	37,211	5,349	239,771
Substandard	142	54,352	186,930	21,948	55,847	83,880	19,089	422,188
Doubtful	—	—	—	—	—	—	—	—
Total	$3,568,319	$3,368,194	$4,352,535	$1,433,787	$904,402	$1,732,247	$4,443,327	$19,802,811
As a % of total gross loans	18.0%	17.0%	22.0%	7.2%	4.6%	8.8%	22.4%	100%
Total year-to-date gross charge-offs	$202	$3,471	$5,212	$1,556	$943	$525	$—	$11,909

The following tables provide the aging of loans by portfolio segment:

	December 31, 2024
(Dollars in thousands)	Current	30-59 Days	60-89 Days	90+ Days	Total
Single Family-Mortgage & Warehouse	$4,063,877	$21,352	$12,671	$51,878	$4,149,778
Multifamily and Commercial Mortgage	3,373,736	8,557	14,818	33,837	3,430,948
Commercial Real Estate	6,126,947	15,000	3,185	69,702	6,214,834
Commercial & Industrial - Non-RE	5,784,695	7,588	—	17,594	5,809,877
Auto & Consumer	413,813	5,502	767	855	420,937
Total	$19,763,068	$57,999	$31,441	$173,866	$20,026,374
As a % of total gross loans	98.68%	0.29%	0.16%	0.87%	100%

	June 30, 2024
(Dollars in thousands)	Current	30-59 Days	60-89 Days	90+ Days	Total
Single Family-Mortgage & Warehouse	$4,070,186	$46,387	$18,401	$43,858	$4,178,832
Multifamily and Commercial Mortgage	3,795,387	13,074	8,554	44,916	3,861,931
Commercial Real Estate	6,024,470	—	25,950	38,202	6,088,622
Commercial & Industrial - Non-RE	5,240,734	—	—	1,032	5,241,766
Auto & Consumer	424,555	4,644	996	1,465	431,660
Total	$19,555,332	$64,105	$53,901	$129,473	$19,802,811
As a % of total gross loans	98.75%	0.33%	0.27%	0.65%	100%
Loans reaching 90 or more days past due are generally placed on nonaccrual. As of December 31, 2024 and June 30, 2024, there were loans of $34.7 million and $20.2 million, respectively, over 90 days past due and still accruing interest as the Company expects to collect the principal and interest amounts due.
Single family mortgage loans in process of foreclosure were $28.8 million and $20.1 million as of December 31, 2024 and June 30, 2024, respectively.
Loan Modifications to Borrowers Experiencing Financial Difficulty. The Company may grant certain modifications of loans to borrowers experiencing financial difficulty, which effective following the adoption of ASU 2022-02, are reported as financial difficulty modifications (“FDMs”). The Company’s modification programs provide various modifications to borrowers experiencing financial difficulty which may include interest rate reductions, term extensions, payment delays and/or principal forgiveness. For the three and six months ended December 31, 2024 and 2023, there were no FDMs.
5.    DERIVATIVES
For additional information on the Company’s derivative instruments, see Note 1—“Organizations and Summary of Significant Accounting Policies”, Note 3—“Fair Value” and Note 6—“Derivatives” in the 2024 Form 10-K and Note 2—“Fair Value.”
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

	December 31, 2024			June 30, 2024
		Fair Value			Fair Value
(Dollars in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate contracts	$400,000	$7,428	$—	$—	$—	$—
Derivatives not designated as hedging instruments
Interest rate contracts[1]	2,593,540	8,935	83,957	2,435,874	106,796	102,949
Total derivatives	$2,993,540	$16,363	$83,957	$2,435,874	$106,796	$102,949
1 Derivative assets are presented net of $78.0 million of variation margin on centrally-cleared derivatives as of December 31, 2024.

Derivatives designated as hedging instruments
The following table presents pre-tax gains/(losses) on derivative instruments used in cash flow hedge accounting relationships.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(Dollars in thousands)	2024	2023	2024	2023
Amounts recorded in OCI	$8,073	$—	$8,626
Amounts reclassified from AOCI to income	(1,478)	—	(1,478)
Total change in OCI for period	$6,595	$—	$7,148	$—
The Company did not experience any forecasted transactions that failed to occur during the three and six months ended December 31, 2024 or 2023. There are no amounts excluded from the assessment of hedge effectiveness.
As of December 31, 2024, the Company expects that approximately $3.5 million of pre-tax net gain related to cash flow hedges recorded in AOCI will be recognized in income over the next 12 months. The maximum length of time over which forecasted transactions are hedged is approximately 2.7 years.
Derivatives not designated as hedging instruments
The following table presents the pre-tax gains/(losses) related to the Company’s derivative instrument activity recognized in the Condensed Consolidated Statements of Income:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(Dollars in thousands)	2024	2023	2024	2023
Banking and service fees	$(185)	$50	$(1,557)	$390
Mortgage banking and servicing rights income	(134)	231	(385)	508
6.    OFFSETTING OF DERIVATIVES AND SECURITIES FINANCING AGREEMENTS
The Company enters into derivatives transactions as part of its mortgage banking activities, market making activity in interest rate swap and cap derivatives to facilitate customer demand and hedging activities related to interest rate risk management, and enters into securities borrowed and securities loaned transactions to facilitate customer match-book activity, cover short positions and support customer securities lending. For additional information on offsetting see Note 7—“Offsetting of Derivatives and Securities Financing Agreements” in the 2024 Form 10-K.
The following tables present information about the offsetting of these instruments and related collateral amounts:

	December 31, 2024
(Dollars in thousands)	Gross Assets / Liabilities	Amounts Offset	Net Balance Sheet Amount	Amounts Not Offset[2]	Net Assets / Liabilities
Assets:
Securities borrowed	$114,672	$—	$114,672	$114,672	$—
Other Assets — Derivative Assets[1]	16,363	—	16,363	15,221	1,142
Liabilities:
Securities loaned	$135,258	$—	$135,258	$135,258	$—
Accounts Payable and Other Liabilities — Derivative Liabilities	83,957	—	83,957	1,147	82,810

	June 30, 2024
(Dollars in thousands)	Gross Assets / Liabilities	Amounts Offset	Net Balance Sheet Amount	Amounts Not Offset[2]	Net Assets / Liabilities
Assets:
Securities borrowed	$67,212	$—	$67,212	$67,212	$—
Other Assets — Derivative Assets	106,796	—	106,796	18,524	88,272
Liabilities:
Securities loaned	$74,177	$—	$74,177	$74,177	$—
Accounts Payable and Other Liabilities — Derivative Liabilities	102,949	—	102,949	414	102,535
1 Other Assets - Derivative Assets are presented net of $78.0 million of variation margin on centrally-cleared derivatives as of December 31, 2024.
2 Amounts not offset reflect cash collateral received on Derivative Assets of $14.2 million and $18.1 million as of December 31, 2024 and June 30, 2024, respectively, and cash collateral placed on Derivative Liabilities of $0.1 million as of December 31, 2024. There was no cash collateral placed on Derivative Liabilities as of June 30, 2024.

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
At December 31, 2024, 1,251,191 shares of common stock were authorized for future awards under the 2014 Plan. As of December 31, 2024, the total compensation cost not yet recognized related to non-vested awards was $56.6 million, which is expected to be recognized over a weighted-average period of 1.3 years.
The following table presents the status and changes in RSUs:

	RSUs	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2024	1,541,194	$43.95
Granted	703,218	64.68
Vested	(349,700)	42.63
Forfeited	(52,114)	47.06
Non-vested balance at December 31, 2024	1,842,598	$52.02
The total fair value of shares vested for the three and six months ended December 31, 2024 was $0.7 million and $23.2 million, respectively. The total fair value of shares vested for the three and six months ended December 31, 2023 was $0.1 million and $14.9 million, respectively.
Common Stock Repurchases.
The following table presents common stock repurchases:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(Dollars in thousands except per share data)	2024	2023	2024	2023
Total repurchase	$—	$58,650	$—	$83,186
Number of shares repurchased	—	1,607,301	—	2,255,509
Average price paid per share	$—	$36.49	$—	$36.88
As of December 31, 2024, there was $106.5 million of share repurchase authorization remaining. The share repurchase program will continue in effect until terminated by the Board of Directors of the Company. For additional information regarding the Company’s share repurchase program, see Note 15—“Stockholders' Equity” in the 2024 Form 10-K.
At-the-Market Equity Offering
On January 28, 2025, the Company entered into an equity distribution agreement pursuant to which the Company may issue and sell through distribution agents from time to time shares of the Company’s common stock in at-the-market offerings with an aggregate offering price of up to $150,000,000. The Company will issue the stock pursuant to a previously effective registration statement and a prospectus supplement filed with the SEC on January 28, 2025.
Accumulated Other Comprehensive Income
AOCI includes the after-tax change in unrealized gains and losses on investment securities and cash flow hedging activities.

	For the Three Months Ended December 31, 2024
(Dollars in thousands)	Unrealized gain (loss) on available-for-sale securities	Cash flow hedges	Accumulated other comprehensive income
Balance at September 30, 2024	$(1,147)	$382	$(765)
Other comprehensive income/(loss)	(784)	4,556	3,772
Balance at December 31, 2024	$(1,931)	$4,938	$3,007

	For the Three Months Ended December 31, 2023
(Dollars in thousands)	Unrealized gain (loss) on available-for-sale securities	Cash flow hedges	Accumulated other comprehensive income
Balance at September 30, 2023	$(6,388)	$—	$(6,388)
Other comprehensive income/(loss)	2,469	—	2,469
Balance at December 31, 2023	$(3,919)	$—	$(3,919)

	For the Six Months Ended December 31, 2024
(Dollars in thousands)	Unrealized gain (loss) on available-for-sale securities	Cash flow hedges	Accumulated other comprehensive income
Balance at June 30, 2024	$(2,466)	$—	$(2,466)
Other comprehensive income/(loss)	535	4,938	5,473
Balance at December 31, 2024	$(1,931)	$4,938	$3,007

	For the Six Months Ended December 31, 2023
(Dollars in thousands)	Unrealized gain (loss) on available-for-sale securities	Cash flow hedges	Accumulated other comprehensive income
Balance at June 30, 2023	$(6,610)	$—	$(6,610)
Other comprehensive income/(loss)	2,691	—	2,691
Balance at December 31, 2023	$(3,919)	$—	$(3,919)
The following table presents the pre-tax and after-tax changes in the components of other comprehensive income.

	For the Three Months Ended December 31, 2024			For the Three Months Ended December 31, 2023
(Dollars in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gain/(loss) on investment securities:
Net unrealized gains/(losses) arising during the period	$(1,153)	$369	$(784)	$3,527	$(1,058)	$2,469
Reclassification adjustment for realized (gains)/losses included in net income	—	—	—	—	—	—
Net change	$(1,153)	$369	$(784)	$3,527	$(1,058)	$2,469
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	$8,073	$(2,496)	$5,577	$—	$—	$—
Reclassification adjustment for realized (gains)/losses included in net income	(1,478)	457	(1,021)	—	—	—
Net change	6,595	(2,039)	4,556	—	—	—
Total other comprehensive income/(loss)	$5,442	$(1,670)	$3,772	$3,527	$(1,058)	$2,469

	For the Six Months Ended December 31, 2024			For the Six Months Ended December 31, 2023
(Dollars in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gain/(loss) on investment securities:
Net unrealized gains/(losses) arising during the period	$731	$(196)	$535	$3,861	$(1,170)	$2,691
Reclassification adjustment for realized (gains)/losses included in net income	—	—	—	—	—	—
Net change	$731	$(196)	$535	$3,861	$(1,170)	$2,691
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	$8,626	$(2,667)	$5,959	$—	$—	$—
Reclassification adjustment for realized (gains)/losses included in net income	(1,478)	457	(1,021)	—	—	—
Net change	7,148	(2,210)	4,938	—	—	—
Total other comprehensive income	$7,879	$(2,406)	$5,473	$3,861	$(1,170)	$2,691
8.    EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings per common share (“EPS”):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Earnings Per Common Share
Net income	$104,687	$151,771	$217,027	$234,416
Average common shares issued and outstanding	57,094,153	57,216,621	57,014,412	58,082,830
Earnings per common share	$1.83	$2.65	$3.81	$4.04
Diluted Earnings Per Common Share
Average common shares issued and outstanding	57,094,153	57,216,621	57,014,412	58,082,830
Dilutive effect of average unvested RSUs	1,131,853	716,213	1,248,511	847,597
Average dilutive common shares outstanding	58,226,006	57,932,834	58,262,923	58,930,427
Diluted earnings per common share	$1.80	$2.62	$3.72	$3.98
Weighted average antidilutive common stock equivalents (excluded from the computation of EPS)	32,933	1,598	17,333	837
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
In addition, the Company has $33.8 million of commitments to contribute capital to LIHTC investments included in “Accounts payable and other liabilities” on the Consolidated Balance Sheets. See Note 12—“Other Assets” for additional information on LIHTC investments.

(dollars in thousands)	December 31, 2024
Commitments to fund loans	$4,184,973
Commitments to sell loans	$2,585
Standby letters of credit	$9,814
Commitments to contribute capital	$3,513
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
Litigation. A consolidated derivative action, In re BofI Holding, Inc., Case No. 15cv2722 GPC (KSC), is pending before the United States District Court for the Southern District of California (the “Derivative Action”). The complaint in the Derivative Action sets forth allegations made in a related employment action, Erhart v. BofI Holding Inc., No. 15cv2287 BAS (NLS) (S.D. Cal.) (the “Employment Action”) brought by a former employee of the Company and was stayed pending resolution of the Employment Action. On October 4, 2023, the court hearing the Employment Action entered a final amended judgment awarding damages and attorneys’ fees to the plaintiff. The defendant filed a Notice of Appeal from the Employment Action judgment and all orders merged therein, and the parties have filed opening and responsive briefs and an oral argument was held on January 15, 2025. On January 2, 2024, the Derivative Action plaintiff filed a Third Amended Complaint. On March 5, 2024, the court stayed the case until resolution of the appeal in the Employment Action. The Derivative Action defendants dispute, and intend to vigorously defend against, the allegations raised in the Third Amended Complaint. The Derivative Action plaintiff seeks damages on behalf of the Company with respect to the Employment Action and also seeks damages on behalf of the Company in connection with a now settled securities class action that was also based upon allegations made in the Employment Action and settled within available insurance coverage without attribution of wrongdoing to the Company, its management, or its directors.
In view of the inherent difficulty of predicting the final outcome of the Employment Action it is not possible to reasonably predict or estimate the eventual loss or range of loss, if any, related thereto.
On October 26, 2022, a jury verdict was reached in the case of MUFG Union Bank, N.A. v. Axos Bank, et al, awarding damages to MUFG Union Bank, N.A. Judgment on such verdict was initially entered on June 5, 2023, and a corrected judgment was entered on June 20, 2023. The Company filed a Notice of Appeal to the Supreme Court of the State of New York Appellate Division (the “Appellate Division”) on July 6, 2023, and the plaintiff filed a Notice of Cross-Appeal on July 20, 2023. The Appellate Division held oral arguments on the appeal and cross-appeal on March 5, 2024. On March 26, 2024, the Appellate Division entered an order vacating the finding of liability and award of $2.5 million in damages for plaintiff’s breach of contract claim as well as the associated prejudgment interest. In addition, the Appellate Division rejected plaintiff’s cross appeal. On July 18, 2024, the Appellate Division denied defendants’ motion for leave to appeal and plaintiff’s cross-motion for re-argument or leave to appeal the March 26, 2024 order. On August 19, 2024, the Company and the plaintiff each filed a motion for leave to appeal with the New York Court of Appeals. Oppositions to each motion were filed on September 3, 2024. The Company recorded a $16 million accrued expense in “Accounts payable and other liabilities” on the Consolidated Balance Sheets and in “General and administrative expense” on the Consolidated Statement of Income as of and for the fiscal year ended June 30, 2023, respectively. Given the uncertainty of the appellate process and other factors that are unknown or currently unquantifiable, the Company maintained its accrual at December 31, 2024.

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
The Company evaluates performance and allocates resources based on pre-tax profit or loss from operations. Certain corporate administration costs have not been allocated to the reportable segments. The Company operates through two operating segments: Banking Business Segment and Securities Business Segment. Inter-segment transactions are eliminated in consolidation and primarily include non-interest income earned by the Securities Business Segment and non-interest expense incurred by the Banking Business Segment for cash sorting fees related to deposits sourced from Securities Business Segment customers. For more information on the Company’s operating segments, see Note 22—“Segment Reporting” in the 2024 Form 10-K.
In order to reconcile the two segments to the consolidated totals, the Company includes corporate activities and intercompany eliminations. The following tables present the operating results, goodwill, and assets of the segments:

	For the Three Months Ended December 31, 2024
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$276,720	$7,007	$(3,628)	$280,099
Provision for credit losses	12,248	—	—	12,248
Non-interest income	2,948	29,004	(4,153)	27,799
Non-interest expense	114,536	28,178	2,606	145,320
Income before taxes	$152,884	$7,833	$(10,387)	$150,330

	For the Three Months Ended December 31, 2023
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$226,635	$6,080	$(4,109)	$228,606
Provision for credit losses	13,500	—	—	13,500
Non-interest income	103,779	32,641	(12,291)	124,129
Non-interest expense	102,282	27,968	(8,411)	121,839
Income before taxes	$214,632	$10,753	$(7,989)	$217,396

	For the Six Months Ended December 31, 2024
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$565,212	$14,274	$(7,339)	$572,147
Provision for credit losses	26,248	—	—	26,248
Non-interest income	11,538	58,906	(14,036)	56,408
Non-interest expense	232,851	56,269	3,665	292,785
Income before taxes	$317,651	$16,911	$(25,040)	$309,522

	For the Six Months Ended December 31, 2023
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$435,854	$11,622	$(7,715)	$439,761
Provision for credit losses	20,500	—	—	20,500
Non-interest income	116,336	67,196	(24,896)	158,636
Non-interest expense	203,068	55,491	(16,214)	242,345
Income before taxes	$328,622	$23,327	$(16,397)	$335,552

	As of December 31, 2024
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$59,953	$1,999	$97,673
Total Assets	$22,919,817	$751,415	$38,190	$23,709,422

	As of June 30, 2024
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$59,953	$1,999	$97,673
Total Assets	$22,165,627	$649,254	$40,453	$22,855,334

Revenue Information. The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Accounting Standards Codification (“ASC”) 606 for the periods indicated. For additional information on the Company’s recognition of revenue and ASC 606, see Note 1—“Organizations and Summary of Significant Accounting Policies” in the 2024 Form 10-K.

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2024	2023	2024	2023
Advisory fee income	$7,982	$7,362	$15,927	$15,581
Broker-dealer clearing fees	5,706	6,068	10,778	11,603
Deposit service fees	2,537	2,414	3,310	3,094
Card fees	683	732	1,606	1,414
Bankruptcy trustee and fiduciary service fees	1,106	1,397	2,395	2,791
Non-interest income (in-scope of ASC 606)	18,014	17,973	34,016	34,483
Non-interest income (out-of-scope of ASC 606)	9,785	106,156	22,392	124,153
Total non-interest income	$27,799	$124,129	$56,408	$158,636
11.        BORROWINGS, SUBORDINATED NOTES AND DEBENTURES
Subordinated Notes. On July 15, 2024, the Company paid $2.6 million to repurchase $3.0 million par value of its 4.00% Fixed-to-Floating Rate Subordinated Notes due March 1, 2032 resulting in a pre-tax non-cash gain on extinguishment of $0.4 million, after accounting for unamortized issuance costs and accrued interest. On September 27, 2024, the Company paid $9.2 million to repurchase $9.5 million par value of its 4.875% Fixed-to-Floating Rate Subordinated Notes due October 1, 2030 resulting in a pre-tax non-cash gain on extinguishment of $0.2 million, after accounting for unamortized issuance costs and accrued interest. The non-cash gains are recorded in “General and administrative expense” in the condensed Consolidated Statements of Income for the six months ended December 31, 2024. For additional information on borrowings, see Note 13—“Borrowings, Subordinated Notes and Debentures” in the 2024 Form 10-K.
12.        OTHER ASSETS
“Other Assets” in the Consolidated Balance Sheets primarily comprises bank-owned life insurance (“BOLI”), accrued interest receivable, derivatives, net deferred income tax assets, furniture, equipment and software, right-of-use lease assets, LIHTC investments and other receivables. For additional information on other assets, see Note 9—“Other Assets” in the 2024 Form 10-K. For additional information on accrued interest receivable, see Note 4—“Loans & Allowance for Credit Losses,” for additional information on derivatives, see Note 5—“Derivatives.”
BOLI. The Company purchased $100 million of BOLI policies on the lives of certain executives of the Company during the three months ended December 31, 2024. The Company is the owner and sole beneficiary of the policies.
LIHTC Investments. The Company recognized the following income and tax benefits for its LIHTC investments.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(Dollars in thousands)	2024	2023	2024	2023
Tax credits recognized	$1,386	$891	$2,806	$1,741
Other tax benefits recognized	156	311	468	624
Amortization	(1,247)	(819)	(2,653)	(1,667)
Net benefit (expense) included in income tax expense	295	383	621	698
Other income (loss) included in banking and service fees	—	2	—	2
Net benefit (expense) included in the Consolidated Statements of Income	$295	$385	$621	$700

The Company recognized the following investments on its balance sheets.

(Dollars in thousands)	As of December 31, 2024	As of June 30, 2024
LIHTC investments	$63,059	$65,873
LIHTC unfunded commitments[1]	$33,817	$40,617
1LIHTC unfunded commitments are included in “Accounts Payable and Other Liabilities” on the Consolidated Balance Sheets.
For the three months ended December 31, 2024 and 2023, there have been no significant modifications or events that resulted in the change in the nature of the LIHTC investments or any changes in the relationship with the underlying project.
For the three months ended December 31, 2024 and 2023, there has been no impairment loss recognized from the forfeiture or ineligibility of income tax credits.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of Axos Financial, Inc. and subsidiaries (collectively, “we”, “us” or the “Company”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our financial information in our 2024 Form 10-K, and the interim unaudited condensed consolidated financial statements and notes thereto contained in this report.
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
General
Our Company is a technology-driven, diversified financial services company with approximately $23.7 billion in assets and approximately $37.7 billion of assets under custody and/or administration at Axos Clearing LLC (“Axos Clearing”). Our client-centric, technology platforms provide secure and scalable banking, clearing and custody, and investment advisory solutions to retail and business customers. Axos Bank (the “Bank”) provides consumer and commercial banking products through its digital online and mobile banking platforms, low-cost distribution channels and affinity partners. Our Bank offers deposit and lending products to customers nationwide including consumer and business checking, savings and time deposit accounts and single family and multifamily residential mortgages, commercial real estate mortgages and loans, fund and lender finance loans, asset-based loans, auto loans and other consumer loans. Our Bank generates non-interest income from consumer and business products, including fees from loans originated for sale, deposit account service fees, prepayment fees, as well as technology and payment transaction processing fees. We offer securities products and services to independent registered investment advisors (“RIAs”) and introducing broker dealers (“IBDs”) through Axos Clearing and Axos Advisor Services (“AAS”) and direct-to-consumer securities trading and digital investment management products through Axos Invest, Inc. (“Axos Invest”). AAS and Axos Clearing generate interest and fee income by providing comprehensive securities custody services to RIAs and clearing, stock lending and margin lending services to IBDs, respectively. Axos Invest generates fee income from self-directed securities trading and margin lending and fee income from digital wealth management services to consumers. Our common stock is listed on the New York Stock Exchange under the ticker symbol “AX” and is a component of the Russell 2000® Index, the KBW Nasdaq Financial Technology Index, the S&P SmallCap 600® Index, and the Travillian Tech-Forward Bank Index.
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
Below is a reconciliation of net income, the nearest comparable GAAP measure, to adjusted earnings and adjusted EPS (Non-GAAP):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Net income	$104,687	$151,771	$217,027	$234,416
FDIC Loan Purchase - Gain on purchase	—	(92,397)	—	(92,397)
FDIC Loan Purchase - Provision for credit losses	—	4,648	—	4,648
Acquisition-related costs	1,645	2,780	4,199	5,570
Income tax effect	(503)	25,650	(1,255)	24,811
Adjusted earnings (Non-GAAP)	$105,829	$92,452	$219,971	$177,048

Average dilutive common shares outstanding	58,226,006	57,932,834	58,262,923	58,930,427

Diluted EPS	$1.80	$2.62	$3.72	$3.98
FDIC Loan Purchase - Gain on purchase	—	(1.59)	—	(1.57)
FDIC Loan Purchase - Provision for credit losses	—	0.08	—	0.08
Acquisition-related costs	0.03	0.05	0.07	0.09
Income tax effect	(0.01)	0.44	(0.02)	0.42
Adjusted EPS (Non-GAAP)	$1.82	$1.60	$3.77	$3.00
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
Below is a reconciliation of total stockholders’ equity, the nearest comparable GAAP measure, to tangible book value (Non-GAAP):

(Dollars in thousands, except per share data)	December 31, 2024	June 30, 2024	December 31, 2023
Common stockholders’ equity	$2,521,962	$2,290,596	$2,078,224
Less: servicing rights, carried at fair value	28,045	28,924	28,043
Less: goodwill and other intangible assets—net	137,570	141,769	146,793
Tangible common stockholders’ equity (Non-GAAP)	$2,356,347	$2,119,903	$1,903,388

Common shares outstanding at end of period	57,097,632	56,894,565	56,898,377

Book value per common share	44.17	40.26	36.53
Less: servicing rights, carried at fair value per common share	0.49	0.51	0.49
Less: goodwill and other intangible assets—net per common share	2.41	2.49	2.59
Tangible book value per common share (Non-GAAP)	$41.27	$37.26	$33.45

SELECTED FINANCIAL INFORMATION

(Dollars in thousands, except per share data)	December 31, 2024	June 30, 2024	December 31, 2023
Selected Balance Sheet Data:
Total assets	$23,709,422	$22,855,334	$21,623,764
Loans—net of allowance for credit losses	19,486,727	19,231,385	18,264,354
Loans held for sale, carried at fair value	25,436	16,482	13,468
Allowance for credit losses	270,605	260,542	251,749
Trading securities	241	353	329
Available-for-sale securities	97,848	141,611	239,812
Securities borrowed	114,672	67,212	145,176
Customer, broker-dealer and clearing receivables	298,887	240,028	265,857
Total deposits	19,934,904	19,359,217	18,203,912
Advances from the Federal Home Loan Bank	60,000	90,000	90,000
Borrowings, subordinated notes and debentures	358,692	325,679	341,086
Securities loaned	135,258	74,177	155,492
Customer, broker-dealer and clearing payables	309,593	301,127	368,885
Total stockholders’ equity	$2,521,962	$2,290,596	$2,078,224

Common shares outstanding at end of period	57,097,632	56,894,565	56,898,377
Common shares issued at end of period	70,571,332	70,221,632	69,828,709

Per Common Share Data:
Book value per common share	$44.17	$40.26	$36.53
Tangible book value per common share (Non-GAAP)[1]	$41.27	$37.26	$33.45

Capital Ratios:
Equity to assets at end of period	10.64%	10.02%	9.61%
Axos Financial, Inc.:
Tier 1 leverage (to adjusted average assets)	10.02%	9.43%	9.39%
Common equity tier 1 capital (to risk-weighted assets)	12.42%	12.01%	10.97%
Tier 1 capital (to risk-weighted assets)	12.42%	12.01%	10.97%
Total capital (to risk-weighted assets)	15.23%	14.84%	13.79%
Axos Bank:
Tier 1 leverage (to adjusted average assets)	9.85%	9.74%	10.22%
Common equity tier 1 capital (to risk-weighted assets)	12.67%	12.74%	12.26%
Tier 1 capital (to risk-weighted assets)	12.67%	12.74%	12.26%
Total capital (to risk-weighted assets)	13.86%	13.81%	13.25%
Axos Clearing LLC:
Net capital	$83,932	$101,462	$103,454
Excess capital	$78,282	$96,654	$98,397
Net capital as a percentage of aggregate debit items	29.71%	42.21%	40.92%
Net capital in excess of 5% aggregate debit items	$69,805	$89,442	$90,812

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Selected Income Statement Data:
Interest and dividend income	$456,068	$394,663	$940,330	$758,615
Interest expense	175,969	166,057	368,183	318,854
Net interest income	280,099	228,606	572,147	439,761
Provision for credit losses	12,248	13,500	26,248	20,500
Net interest income, after provision for credit losses	267,851	215,106	545,899	419,261
Non-interest income	27,799	124,129	56,408	158,636
Non-interest expense	145,320	121,839	292,785	242,345
Income before income taxes	150,330	217,396	309,522	335,552
Income taxes	45,643	65,625	92,495	101,136
Net income	$104,687	$151,771	$217,027	$234,416

Weighted average number of common shares outstanding:
Basic	57,094,153	57,216,621	57,014,412	58,082,830
Diluted	58,226,006	57,932,834	58,262,923	58,930,427

Per Common Share Data:
Net income:
Basic	$1.83	$2.65	$3.81	$4.04
Diluted	$1.80	$2.62	$3.72	$3.98
Adjusted earnings per common share (Non-GAAP)[1]	$1.82	$1.60	$3.77	$3.00

Performance Ratios and Other Data:
Growth in loans held for investment, net	$206,118	$1,309,313	$255,342	$1,807,626
Loan originations for sale	$66,826	$44,325	$136,396	$96,910
Return on average assets	1.74%	2.90%	1.83%	2.29%
Return on average common stockholders’ equity	16.97%	30.39%	18.02%	23.72%
Interest rate spread[2]	3.91%	3.58%	4.01%	3.48%
Net interest margin[3]	4.83%	4.55%	5.00%	4.46%
Net interest margin[3] – Banking Business Segment	4.87%	4.62%	5.04%	4.54%
Efficiency ratio[4]	47.20%	34.54%	46.58%	40.50%
Efficiency ratio[4] – Banking Business Segment	40.95%	30.96%	40.37%	36.78%

Asset Quality Ratios:
Net annualized charge-offs to average loans	0.10%	0.04%	0.13%	0.04%
Nonaccrual loans to total loans	1.26%	0.65%	1.26%	0.65%
Non-performing assets to total assets	1.06%	0.60%	1.06%	0.60%
Allowance for credit losses - loans to total loans held for investment	1.37%	1.33%	1.37%	1.33%
Allowance for credit losses - loans to nonaccrual loans[5]	107.58%	205.50%	107.58%	205.50%
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
5 The decrease in the Allowance for credit losses - loans to nonaccrual loans is primarily attributable to the change in nonaccrual loans. For additional information on non-accrual loans, see “Financial Condition” herein.

RESULTS OF OPERATIONS
Comparison of the Three and Six Months Ended December 31, 2024 and 2023
For the three months ended December 31, 2024, we had net income of $104.7 million, or $1.80 per diluted share, compared to net income of $151.8 million, or $2.62 per diluted share, for the three months ended December 31, 2023. For the six months ended December 31, 2024, we had net income of $217.0 million, or $3.72 per diluted share, compared to net income of $234.4 million, or $3.98 per diluted share, for the six months ended December 31, 2023.
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

	For the Three Months Ended,
	December 31, 2024			December 31, 2023
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$19,643,375	$410,868	8.37%	$17,499,840	$357,852	8.18%
Non-purchased loans	18,681,035	377,376	8.08%	17,241,605	345,905	8.02%
Purchased loans[5]	962,340	33,492	13.92%	258,235	11,947	18.51%
Interest-earning deposits in other financial institutions	3,063,487	36,649	4.79%	2,023,446	27,737	5.48%
Mortgage-backed and other securities[4]	125,692	1,567	4.99%	238,470	3,200	5.37%
Securities borrowed and margin lending[6]	335,965	6,450	7.68%	336,919	5,467	6.49%
Stock of the regulatory agencies	29,598	534	7.22%	17,250	407	9.44%
Total interest-earning assets	23,198,117	456,068	7.86%	20,115,925	394,663	7.85%
Non-interest-earning assets	826,732			810,366
Total assets	$24,024,849			$20,926,291
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$16,352,350	$161,394	3.95%	$13,931,565	$150,107	4.31%
Time deposits	933,244	9,465	4.06%	1,002,116	10,074	4.02%
Securities loaned	113,904	480	1.69%	181,690	1,010	2.23%
Advances from the FHLB	87,066	507	2.33%	90,000	530	2.35%
Borrowings, subordinated notes and debentures	320,782	4,123	5.14%	349,862	4,336	4.96%
Total interest-bearing liabilities	17,807,346	175,969	3.95%	15,555,233	166,057	4.27%
Non-interest-bearing demand deposits	2,937,572			2,682,261
Other non-interest-bearing liabilities	812,877			690,854
Stockholders’ equity	2,467,054			1,997,943
Total liabilities and stockholders’ equity	$24,024,849			$20,926,291
Net interest income		$280,099			$228,606
Interest rate spread[7]			3.91%			3.58%
Net interest margin[8]			4.83%			4.55%
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
8.Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

	For the Six Months Ended,
	December 31, 2024			December 31, 2023
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$19,545,195	$849,097	8..69%	$17,075,797	$684,826	8.02%
Non-purchased loans	18,574,872	759,835	8.18%	16,945,974	672,879	7.94%
Purchased loans[5]	970,323	89,262	18.40%	129,823	11,947	18.51%
Interest-earning deposits in other financial institutions	2,871,995	74,073	5.16%	2,058,407	56,247	5.47%
Mortgage-backed and other securities[4]	134,240	3,527	5.25%	235,929	6,336	5.37%
Securities borrowed and margin lending[6]	324,521	12,721	7.84%	334,105	10,462	6.26%
Stock of the regulatory agencies	24,305	912	7.50%	17,250	744	8.63%
Total interest-earning assets	22,900,256	940,330	8.21%	19,721,488	758,615	7.69%
Non-interest-earning assets	811,450			768,570
Total assets	$23,711,706			$20,490,058
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$16,134,067	$339,209	4.20%	$13,389,681	$284,465	4.25%
Time deposits	902,560	18,919	4.19%	1,087,896	21,826	4.01%
Securities loaned	105,560	1,020	1.93%	185,198	1,459	1.58%
Advances from the FHLB	88,534	1,036	2.34%	90,000	1,059	2.35%
Borrowings, subordinated notes and debentures	322,239	7,999	4.96%	384,892	10,045	5.22%
Total interest-bearing liabilities	17,552,960	368,183	4.20%	15,137,667	318,854	4.21%
Non-interest-bearing demand deposits	2,954,332			2,672,180
Other non-interest-bearing liabilities	795,059			703,876
Stockholders’ equity	2,409,355			1,976,335
Total liabilities and stockholders’ equity	$23,711,706			$20,490,058
Net interest income		$572,147			$439,761
Interest rate spread[7]			4.01%			3.48%
Net interest margin[8]			5.00%			4.46%
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

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
	2024 vs 2023			2024 vs 2023
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
Increase (decrease) in interest income:
Loans	$44,565	$8,450	$53,015	$104,122	$60,149	$164,271
Non-purchased loans	19,384	12,086	31,470	26,736	60,220	86,956
Purchased loans[1]	25,181	(3,636)	21,545	77,386	(71)	77,315
Interest-earning deposits in other financial institutions	12,765	(3,853)	8,912	21,172	(3,346)	17,826
Mortgage-backed and other securities	(1,420)	(213)	(1,633)	(2,670)	(139)	(2,809)
Securities borrowed and margin lending	(15)	998	983	(309)	2,568	2,259
Stock of the regulatory agencies	240	(112)	128	274	(106)	168
Total increase (decrease) in interest income	$56,135	$5,270	$61,405	$122,589	$59,126	$181,715
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$24,558	$(13,271)	$11,287	$58,103	$(3,359)	$54,744
Time deposits	(707)	98	(609)	(3,851)	944	(2,907)
Securities loaned	(320)	(212)	(532)	(717)	278	(439)
Advances from the FHLB	(18)	(4)	(22)	(19)	(4)	(23)
Borrowings, subordinated notes and debentures	(368)	154	(214)	(1,567)	(479)	(2,046)
Total increase (decrease) in interest expense	$23,145	$(13,235)	$9,910	$51,949	$(2,620)	$49,329
1 Purchased loans include loans, loan discounts and unearned fees related to the FDIC Loan Purchase.
Net Interest Income
For the three months ended December 31, 2024, net interest income totaled $280.1 million, an increase of $51.5 million, or 22.5%, compared to net interest income of $228.6 million for the three months ended December 31, 2023. For the three months ended December 31, 2024, net interest margin increased by 28 basis points compared to the net interest margin of 4.55% for the three months ended December 31, 2023.
For the three months ended December 31, 2024, total interest and dividend income increased 15.6% from the three months ended December 31, 2023, primarily due to a $53.0 million increase in interest income on loans, mainly attributable to higher loan balances, and a $8.9 million increase in interest income on interest-earning deposits at other financial institutions.
For the three months ended December 31, 2024, total interest expense increased 6.0% from the three months ended December 31, 2023, primarily due to a $11.3 million increase in interest expense on demand and savings deposits, reflecting higher deposit balances, partially offset by lower rates paid.
For the six months ended December 31, 2024, net interest income totaled $572.1 million, an increase of $132.4 million, or 30.1%, compared to net interest income of $439.8 million for the six months ended December 31, 2023. For the six months ended December 31, 2024, net interest margin increased by 54 basis points compared to the net interest margin of 4.46% for the six months ended December 31, 2023.
For the six months ended December 31, 2024, total interest and dividend income increased 24.0% from the six months ended December 31, 2023, primarily due to a $164.3 million increase in interest income on loans, attributable to higher loan balances and higher rates earned, and a $17.8 million increase in interest income on interest-earning deposits at other financial institutions.
For the six months ended December 31, 2024, total interest expense increased 15.5% from the six months ended December 31, 2023, primarily due to a $54.7 million increase in interest expense on demand and savings deposits, mainly reflecting higher deposit balances.

Provision for Credit Losses
The provision for credit losses was $12.2 million and $26.2 million for the three and six months ended December 31, 2024, respectively, compared to $13.5 million and $20.5 million for the three and six months ended December 31, 2023, respectively. The provision for credit losses consists of provisions for both funded loans and for unfunded lending commitments. The provision for credit losses for funded loans was $11.7 million and $23.2 million for the three and six months ended December 31, 2024, respectively, and was primarily due to the quantitative impact of macroeconomic variables in the allowance for credit losses model, primarily the U.S. unemployment rate and commercial real estate mortgage rates, as well as loan growth, increases in specific reserves and certain qualitative adjustments, mainly in the commercial & industrial - non-RE portfolio. The provision for credit losses for unfunded lending commitments of $0.5 million and $3.0 million for the three and six months ended December 31, 2024, respectively, was primarily driven by unfunded lending commitment growth, primarily in the commercial & industrial - non-RE portfolio. Provisions for credit losses are charged to income to bring the allowance for credit losses for loans and unfunded lending commitments to a level deemed appropriate by management based on the factors discussed under the heading “Financial Condition—Asset Quality and Allowance for Credit Losses - Loans.”
Non-Interest Income
The following table sets forth information regarding our non-interest income:

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
(Dollars in thousands)	2024	2023	Inc (Dec)	2024	2023	Inc (Dec)
Broker-dealer fee income	$11,039	$12,519	$(1,480)	$22,099	$24,996	$(2,897)
Advisory fee income	7,982	7,362	620	15,927	15,581	346
Banking and service fees	9,813	10,061	(248)	18,426	18,411	15
Mortgage banking and servicing rights income	(1,797)	753	(2,550)	(1,347)	4,631	(5,978)
Prepayment penalty fee income	762	1,037	(275)	1,303	2,620	(1,317)
Gain on acquisition	—	92,397	(92,397)	—	92,397	(92,397)
Total non-interest income	$27,799	$124,129	$(96,330)	$56,408	$158,636	$(102,228)

For the three months ended December 31, 2024, non-interest income decreased by $96.3 million, or 77.6%, primarily due to the absence of the gain on the FDIC Loan Purchase in the prior year period, as well as decreases of:
•$2.6 million in mortgage banking and servicing rights income, primarily attributable to losses related to loans sold, partially offset by a favorable servicing rights fair value adjustment in the current period; and
•$1.5 million in broker-dealer fee income, primarily attributable to lower average cash-sorting balances.
For the six months ended December 31, 2024, non-interest income decreased by $102.2 million, or 64.4%, primarily due to the absence of the gain on the FDIC Loan Purchase in the prior year period, as well as decreases of:
•$6.0 million in mortgage banking and servicing rights income, primarily attributable to losses related to loans sold and the absence of a $1.9 million fair value gain in the prior year period; and
•$2.9 million in broker-dealer fee income, primarily attributable to lower average cash-sorting balances.
Non-Interest Expense
The following table sets forth information regarding our non-interest expense:

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
(Dollars in thousands)	2024	2023	Inc (Dec)	2024	2023	Inc (Dec)
Salaries and related costs	$74,097	$58,883	$15,214	$148,390	$114,694	$33,696
Data and operational processing	19,314	18,326	988	38,299	34,410	3,889
Depreciation and amortization	7,031	6,488	543	14,481	12,366	2,115
Advertising and promotional	11,045	9,794	1,251	25,298	20,169	5,129
Professional services	9,072	5,976	3,096	18,967	15,787	3,180
Occupancy and equipment	4,206	4,001	205	8,524	7,847	677
FDIC and regulatory fees	6,992	3,935	3,057	12,948	8,384	4,564
Broker-dealer clearing charges	4,299	5,948	(1,649)	8,606	9,960	(1,354)
General and administrative expense	9,264	8,488	776	17,272	18,728	(1,456)
Total non-interest expense	$145,320	$121,839	$23,481	$292,785	$242,345	$50,440
For the three months ended December 31, 2024, non-interest expense increased $23.5 million, or 19.3%, primarily due to increases of:
•$15.2 million in salaries and related costs primarily due to increased headcount and salaries;
•$3.1 million in professional services primarily due to higher consulting and legal expenses; and
•$3.1 million in FDIC and regulatory fees primarily due to higher FDIC assessments.
For the six months ended December 31, 2024, non-interest expense increased $50.4 million, or 20.8%, primarily due to increases of:
•$33.7 million in salaries and related costs primarily due to increased headcount and salaries; and
•$5.1 million in advertising and promotional expenses primarily due to higher marketing expenses, including deposit marketing expense;
•$4.6 million in FDIC and regulatory fees primarily due to higher FDIC assessments; and
•$3.9 million in data and operational processing primarily due to continued investments in technology.
Provision for Income Taxes
Income tax expense was $45.6 million and $92.5 million for the three and six months ended December 31, 2024, respectively, compared to $65.6 million and $101.1 million for three and six months ended December 31, 2023, respectively. Our effective income tax rates for the three months ended December 31, 2024 and 2023 were 30.36% and 30.19%. Our effective income tax rates for the six months ended December 31, 2024 and 2023 were 29.88% and 30.14%, respectively.

SEGMENT RESULTS
Our Company determines reportable segments based on the services offered, the significance of the services offered, the significance of those services to our Company’s financial condition and operating results and management’s regular review of the operating results of those services. Our Company operates through two operating segments: the Banking Business Segment and the Securities Business Segment. In order to reconcile the two segments to the consolidated totals, our Company includes corporate activities and intercompany eliminations. Inter-segment transactions are eliminated in consolidation and primarily include non-interest income earned by the Securities Business Segment and non-interest expense incurred by the Banking Business Segment for cash sorting fees related to deposits sourced from Securities Business Segment customers.
The following tables present the operating results of the segments:

	For the Three Months Ended December 31, 2024
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$276,720	$7,007	$(3,628)	$280,099
Provision for credit losses	12,248	—	—	12,248
Non-interest income	2,948	29,004	(4,153)	27,799
Non-interest expense	114,536	28,178	2,606	145,320
Income before income taxes	$152,884	$7,833	$(10,387)	$150,330

	For the Three Months Ended December 31, 2023
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$226,635	$6,080	$(4,109)	$228,606
Provision for credit losses	13,500	—	—	13,500
Non-interest income	103,779	32,641	(12,291)	124,129
Non-interest expense	102,282	27,968	(8,411)	121,839
Income before income taxes	$214,632	$10,753	$(7,989)	$217,396

	For the Six Months Ended December 31, 2024
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$565,212	$14,274	$(7,339)	$572,147
Provision for credit losses	26,248	—	—	26,248
Non-interest income	11,538	58,906	(14,036)	56,408
Non-interest expense	232,851	56,269	3,665	292,785
Income before income taxes	$317,651	$16,911	$(25,040)	$309,522

	For the Six Months Ended December 31, 2023
(Dollars in thousands)	Banking Business	Securities Business	Corporate/Eliminations	Axos Consolidated
Net interest income	$435,854	$11,622	$(7,715)	$439,761
Provision for credit losses	20,500	—	—	20,500
Non-interest income	116,336	67,196	(24,896)	158,636
Non-interest expense	203,068	55,491	(16,214)	242,345
Income before income taxes	$328,622	$23,327	$(16,397)	$335,552

Banking Business Segment
For the three months ended December 31, 2024, our Banking Business Segment had income before income taxes of $152.9 million, compared to income before income taxes of $214.6 million for the prior year period. For the six months ended December 31, 2024, our Banking Business Segment had income before income taxes of $317.7 million, compared to income before income taxes of $328.6 million for the prior year period.
For the three and six months ended December 31, 2024, the Banking Business Segment’s net interest income increased $50.1 million, or 22.10%, and $129.4 million, or 29.68%, respectively, compared to net interest income for the three and six months ended December 31, 2023, respectively. The increase in net interest income was primarily due to an increase in interest income on loans and interest-earning deposits at other financial institutions, partially offset by higher interest expense on demand and savings deposits.
For the three and six months ended December 31, 2024, the Banking Business Segment’s non-interest income decreased $100.8 million, or 97.2%, and $104.8 million, or 90.1%, respectively, compared to non-interest income for the three and six months ended December 31, 2023. The decrease in non-interest income for the three and six months ended December 31, 2024 was primarily due to absence of the gain on the FDIC Loan Purchase in the current period.
For the three and six months ended December 31, 2024, the Banking Business Segment’s non-interest expense increased $12.3 million, or 12.0%, and $29.8 million, or 14.7%, respectively, compared to non-interest expense for the three and six months ended December 31, 2023. The increase in non-interest expense for the three months ended December 31, 2024 was primarily due to higher salaries and related costs primarily due to increased headcount and salaries.
We consider the ratios shown in the table below to be key indicators of the performance of our Banking Business Segment:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023
Efficiency ratio	40.95%	30.96%	40.37%	36.78%
Return on average assets	1.87%	2.81%	2.02%	2.24%
Interest rate spread	3.96%	3.63%	4.05%	3.53%
Net interest margin	4.87%	4.62%	5.04%	4.54%
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
Securities Business Segment
For the three and six months ended December 31, 2024, our Securities Business Segment had income before income taxes of $7.8 million and $16.9 million, respectively, compared to income before income taxes of $10.8 million and $23.3 million, respectively, for the three and six months ended December 31, 2023.
For the three months ended December 31, 2024, net interest income increased $0.9 million, or 15.2%, and for the six months ended December 31, 2024, net interest income increased $2.7 million, or 22.8%, respectively, compared to the prior year period. The increases were primarily driven by increased securities borrowing activity in the current year periods.
For the three months ended December 31, 2024, non-interest income decreased $3.6 million, or 11.1%, and for the six months ended December 31, 2024, non-interest income decreased $8.3 million, or 12.3%, respectively, compared to the prior year period. The decreases were primarily driven by lower broker-dealer fee income as a result of lower cash sorting balances in the current year periods.
For the three months ended December 31, 2024, non-interest expense increased $0.2 million or 0.8%, and for the six months ended December 31, 2024, non-interest expense increased $0.8 million, or 1.4%, respectively, compared to the prior year period.

The following table provides selected information for Axos Clearing:

(Dollars in thousands)	December 31, 2024	June 30, 2024
FDIC insured deposit program balances at banks	$1,359,139	$1,289,105
Margin balances	$274,486	$219,848
Cash reserves for the benefit of customers	$126,821	$113,676
Securities lending:
Interest-earning assets – securities borrowed	$114,672	$67,212
Interest-bearing liabilities – securities loaned	$135,258	$74,177
FINANCIAL CONDITION
Balance Sheet Analysis
Our total assets increased $0.9 billion, or 3.7%, to $23.7 billion at December 31, 2024, from $22.9 billion at June 30, 2024, primarily attributable to an increase in cash and cash equivalents and loans. Our total liabilities increased $0.6 billion, or 3.0%, to $21.2 billion at December 31, 2024 from $20.6 billion at June 30, 2024, primarily attributable to higher deposit balances.
Loans and Allowance for Credit Losses - Loans
The following table sets forth the composition of the loan portfolio:

	December 31, 2024		June 30, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single Family - Mortgage & Warehouse	$4,149,778	20.7%	$4,178,832	21.1%
Multifamily and Commercial Mortgage[1]	3,430,948	17.1%	3,861,931	19.5%
Commercial Real Estate[1]	6,214,834	31.1%	6,088,622	30.7%
Commercial & Industrial - Non-RE	5,809,877	29.0%	5,241,766	26.5%
Auto & Consumer	420,937	2.1%	431,660	2.2%
Total gross loans	20,026,374	100.0%	19,802,811	100.0%
Allowance for credit losses - loans	(270,605)		(260,542)
Unaccreted discounts and loan fees	(269,042)		(310,884)
Total net loans	$19,486,727		$19,231,385
1 Includes PCD loans of $281.3 million and $284.0 million in Multifamily and Commercial Mortgage and $44.5 million and $44.5 million in Commercial Real Estate as of December 31, 2024 and June 30, 2024, respectively. For further detail on PCD loans, see Note 1—“Summary of Significant Accounting Policies” in the 2024 Form 10-K.

Management establishes an allowance for credit losses based upon its evaluation of the expected lifetime credit losses related to the amortized cost basis of loans on the balance sheet. The net charge-off rate for the three months ended December 31, 2024 was 0.10%, compared to 0.04% for the three months ended December 31, 2023. The increase in the net charge-off rate was primarily driven by higher net charge-offs in the multifamily and commercial mortgage portfolio. For additional information regarding the Company’s allowance for credit losses, see Note 4—“Loans & Allowance for Credit Losses” in the accompanying interim condensed consolidated financial statements. For a discussion of the provision for credit losses for the three and six months ended December 31, 2024, see Item 2—“Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.” We believe that the lower average LTV in the loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks.

Asset Quality
Non-performing Assets. Loans reaching 90 days past due are generally placed on nonaccrual status. Loans not yet reaching 90 days past due may be placed on nonaccrual status based on management’s assessment of the aging of contractual principal amounts due, among other factors. For an aging analysis of the Company’s loans held for investment as of December 31, 2024 and June 30, 2024, see Note 4—“Loans & Allowance for Credit Losses” in the accompanying interim condensed consolidated financial statements. Non-performing assets include nonaccrual loans plus other real estate owned and repossessed vehicles.
Non-performing assets consisted of the following:

(Dollars in thousands)	December 31, 2024	June 30, 2024	Increase (Decrease)
Non-performing assets:
Nonaccrual loans:
Single Family - Mortgage & Warehouse	$69,570	$45,711	$23,859
Multifamily and Commercial Mortgage	49,157	35,054	14,103
Commercial Real Estate	59,766	26,102	33,664
Commercial & Industrial - Non-RE	70,859	4,020	66,839
Auto & Consumer	2,180	2,472	(292)
Total nonaccrual loans	$251,532	$113,359	$138,173
Foreclosed real estate	75	1,840	(1,765)
Repossessed vehicles—Autos	581	610	(29)
Total non-performing assets	$252,188	$115,809	$136,379
Total nonaccrual loans as a percentage of total loans	1.26%	0.57%	0.69%
Total non-performing assets as a percentage of total assets	1.06%	0.51%	0.55%

Our non-performing assets increased to $252.2 million at December 31, 2024 from $115.8 million at June 30, 2024, primarily as a result of an increase in non-accrual loans of $138.2 million, partially offset by a decrease in other real estate owned and repossessed vehicles of $1.8 million. Non-performing assets as a percentage of total assets increased to 1.06% at December 31, 2024 from 0.51% at June 30, 2024.

Available-for-Sale Securities
Total available-for-sale securities were $97.8 million as of December 31, 2024, compared with $141.6 million at June 30, 2024. During the six months ended December 31, 2024, we purchased $22.4 million of securities and received principal repayments of $67.0 million. The remainder of the change for the available-for-sale securities portfolio is attributable to changes in the fair value of the securities.
Deposits
Deposits increased by $0.6 billion, or 3.0%, to $19.9 billion at December 31, 2024, from $19.4 billion at June 30, 2024. As of December 31, 2024 compared with June 30, 2024, interest-bearing demand and savings increased $629.2 million and non-interest-bearing deposits increased by $14.1 million, while time deposits decreased $67.6 million.
The following table sets forth the composition of the deposit portfolio:

	December 31, 2024	June 30, 2024
(Dollars in thousands)	Amount	Amount
Non-interest-bearing	$2,989,759	$2,975,631

Interest-bearing demand and savings	$16,074,678	$15,445,490
Time deposits	870,467	938,096
Total interest bearing	$16,945,145	$16,383,586
Total deposits[1]	$19,934,904	$19,359,217
1 Total deposits includes brokered deposits of $1,570.8 million and $1,611.6 million as of December 31, 2024 and June 30, 2024, respectively, which include brokered time deposits of $400.0 million and $400.0 million as of December 31, 2024 and June 30, 2024, respectively.

The following table sets forth the number of deposit accounts by type:

	December 31, 2024	June 30, 2024	December 31, 2023
Non-interest-bearing	48,930	55,772	47,846
Interest-bearing checking and savings accounts	527,590	495,070	461,293
Time deposits	3,631	4,696	5,682
Total number of deposit accounts	580,151	555,538	514,821
Total Bank deposits that exceeded the FDIC insurance limit of $250,000 or were not collateralized at December 31, 2024 and June 30, 2024 were $2.2 billion and $2.1 billion, respectively. The maturities of time deposits that exceeded the FDIC insurance limit were as follows:

(Dollars in thousands)	December 31, 2024
3 months or less	$148,902
3 months to 6 months	183,537
6 months to 12 months	6,640
Over 12 months	3,479
Total	$342,558
Borrowings
The following table sets forth the composition of our borrowings and the interest rates:

	December 31, 2024		June 30, 2024		December 31, 2023
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB Advances	$60,000	2.07%	$90,000	2.32%	$90,000	2.32%
Borrowings, subordinated notes and debentures	358,692	4.86%	325,679	4.57%	341,086	4.61%
Total borrowings	$418,692	4.46%	$415,679	4.08%	$431,086	4.13%

Weighted average cost of borrowings during the quarter	4.54%		4.61%		4.43%
Borrowings as a percent of total assets	1.77%		1.82%		1.99%
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
Stockholders’ Equity
Stockholders’ equity increased $231.4 million to $2,522.0 million at December 31, 2024, compared to $2,290.6 million at June 30, 2024. The increase was primarily the result of net income for the six months ended December 31, 2024 of $217.0 million.

LIQUIDITY
Cash flow information is as follows:

	For the Six Months Ended
	December 31,
(Dollars in thousands)	2024	2023
Operating Activities	$233,298	$152,734
Investing Activities	$(314,758)	$(1,741,869)
Financing Activities	$569,115	$970,772
During the six months ended December 31, 2024, we had net cash inflows from operating activities of $233.3 million compared to inflows of $152.7 million for the six months ended December 31, 2023. Net operating cash inflows and outflows fluctuate primarily due to the timing of the following: originations of loans held for sale, proceeds from loan sales, securities borrowed and loaned, and customer, broker-dealer and clearing receivables and payables and changes in other assets and payables.
Net cash outflows from investing activities totaled $314.8 million for the six months ended December 31, 2024, while outflows totaled $1,741.9 million for the six months ended December 31, 2023. The decrease in outflows was primarily due to absence of the FDIC Loan Purchase and a lower net change in loans held for investment in the six months ended December 31, 2024 as compared to the six months ended December 31, 2023.
Net cash inflows from financing activities totaled $569.1 million for the six months ended December 31, 2024, compared to net cash inflows from financing activities of $970.8 million for the six months ended December 31, 2023. The decrease in net cash inflows from financing was primarily driven by lower net increase in deposits during the six months ended December 31, 2024.
As of December 31, 2024, the Bank could borrow up to 35% of its total assets from the FHLB. Borrowings are collateralized by pledging certain mortgage loans and available-for-sale securities to the FHLB. At December 31, 2024, the Company had $2,839.1 million available immediately and $4,812.6 million available with additional collateral and the Company had $4,326.2 million of loans and $0.1 million of securities pledged to the FHLB. At December 31, 2024, we had $250.0 million in unsecured federal funds lines of credit with five major banks under which there were no borrowings outstanding.
The Bank has the ability to borrow short-term from the FRBSF Discount Window. At December 31, 2024, the Bank did not have any borrowings outstanding and the amount available from this source was $6,947.6 million. Borrowings are collateralized by pledging commercial loans and consumer loans. At December 31, 2024, we had $8,129.0 million of loans pledged to the FRBSF.
Axos Clearing has a $150 million third-party secured line of credit available for borrowing, as needed. As of December 31, 2024, there was no amount outstanding on this credit facility. This credit facility bears interest at rates based on the Federal Funds rate and is due upon demand.
Axos Clearing has a $110 million third-party unsecured line of credit available for limited purpose borrowing. As of December 31, 2024, there was $45 million amount outstanding on this credit facility. This credit facility bears interest at rates based on the Federal Funds rate and is due upon demand.
We view our liquidity sources to be stable and adequate for our anticipated needs and contingencies for both the short- and long-term. Due to the diversified sources of our deposits, while maintaining approximately 90% of our total Bank deposits in insured or collateralized accounts as of December 31, 2024, we believe we have the ability to increase our level of deposits, and have available other potential sources of funding, to address our liquidity needs for the foreseeable future.
For additional information on certain contractual and other obligations, see Note 9—“Commitments and Contingencies” and Note 12—“Other Assets”in the accompanying interim condensed consolidated financial statements and refer to Note 11—“Deposits,” Note 12—“Advances from the Federal Home Loan Bank” and Note 13—“Borrowings, Subordinated Notes and Debentures” in the 2024 Form 10-K.
On January 28, 2025, the Company entered into an equity distribution agreement pursuant to which the Company may issue and sell through distribution agents from time to time shares of the Company’s common stock in at-the-market offerings with an aggregate offering price of up to $150,000,000. The Company will issue the stock pursuant to a previously effective registration statement and a prospectus supplement filed with the SEC on January 28, 2025.

CAPITAL RESOURCES AND REQUIREMENTS
The Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by the Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our Consolidated Financial Statements. The Federal Reserve establishes capital requirements for the Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for the Company and Bank. Information presented for December 31, 2024 reflects the Basel III capital requirements for both the Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. As part of its capital management, the Bank may pay dividends to the Company from time to time.
Quantitative measures established by regulation require the Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require the Company and Bank to maintain minimum ratios of tier 1 capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” the Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. At December 31, 2024, the Company and Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since December 31, 2024 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support the Company’s and Bank’s further growth and to maintain their “well capitalized” status.
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
The Company’s and Bank’s capital ratios and requirements were as follows:

	Axos Financial, Inc.		Axos Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	December 31, 2024	June 30, 2024	December 31, 2024	June 30, 2024
Regulatory Capital:
Tier 1	$2,394,568	$2,167,781	$2,295,562	$2,181,426
Common equity tier 1	$2,394,568	$2,167,781	$2,295,562	$2,181,426
Total capital	$2,937,826	$2,678,489	$2,510,421	$2,365,061

Assets:
Average adjusted	$23,893,592	$22,979,871	$23,315,074	$22,391,541
Total risk-weighted	$19,287,561	$18,049,571	$18,117,890	$17,128,880

Regulatory Capital Ratios:
Tier 1 leverage (to adjusted average assets)	10.02%	9.43%	9.85%	9.74%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	12.42%	12.01%	12.67%	12.74%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	12.42%	12.01%	12.67%	12.74%	8.00%	6.00%
Total capital (to risk-weighted assets)	15.23%	14.84%	13.86%	13.81%	10.00%	8.00%
Basel III requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At December 31, 2024 and June 30, 2024, our Company and Bank were in compliance with the capital conservation buffer requirement, which sets the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums to 7.0%, 8.5% and 10.5%, respectively.

Securities Business
Pursuant to the net capital requirements of the Exchange Act, Axos Clearing is subject to the SEC Uniform Net Capital (Rule 15c3-1 of the Exchange Act). Under this rule, the Company has elected to operate under the alternate method and is required to maintain minimum net capital of $250,000 or 2% of aggregate debit balances arising from client transactions, as defined. Under the alternate method, the Company may not repay subordinated debt, pay cash distributions, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement. As part of its capital management, Axos Clearing may make distributions to the Company from time to time.
The net capital position of Axos Clearing was as follows:

(Dollars in thousands)	December 31, 2024	June 30, 2024
Net capital	$83,932	$101,462
Excess Capital	$78,282	$96,654

Net capital as a percentage of aggregate debit items	29.71%	42.21%
Net capital in excess of 5% aggregate debit items	$69,805	$89,442
Axos Clearing, as a clearing broker, is subject to the SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the exclusive benefit of customers (“Customer Reserve Bank Account”) and proprietary accounts of brokers (“PAB Reserve Account”). As of December 31, 2024, Axos Clearing was in compliance with its Customer Reserve Bank Account and PAB Reserve Account deposit requirements.
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
Absent any subsequent asset and liability actions by management, in a rising interest rate environment, an institution with a positive gap would be in a better position than an institution with a negative gap to invest in higher yielding assets or to have its asset yields adjusted upward, which would cause the yield on its assets to increase at a faster pace than the cost of its interest-bearing liabilities. Conversely, absent any subsequent asset and liability actions by management, during a period of falling interest rates, an institution with a positive gap would tend to have its assets reprice at a faster rate than one with a negative gap, which would tend to reduce the growth in its net interest income.

Banking Business Segment
The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at December 31, 2024 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	December 31, 2024
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$2,505,415	$—	$—	$—	$2,505,415
Available-for-sale securities[1]	63,964	4,232	17,835	11,817	97,848
Stock of the FHLB, at cost	29,598	—	—	—	29,598
Loans[2]	13,325,410	1,868,020	4,181,972	111,225	19,486,627
Loans held for sale	25,436	—	—	—	25,436
Total interest-earning assets	15,949,823	1,872,252	4,199,807	123,042	22,144,924
Non-interest-earning assets	—	—	—	—	774,893
Total assets	$15,949,823	$1,872,252	$4,199,807	$123,042	$22,919,817
Interest-bearing liabilities:
Interest-bearing deposits[3]	$16,800,453	$45,214	$221,489	$—	$17,067,156
Advances from the FHLB	—	—	60,000	—	60,000
Total interest-bearing liabilities	16,800,453	45,214	281,489	—	17,127,156
Other non-interest-bearing liabilities	—	—	—	—	3,369,753
Stockholders’ equity	—	—	—	—	2,422,908
Total liabilities and equity	$16,800,453	$45,214	$281,489	$—	$22,919,817
Net interest rate sensitivity gap	$(850,630)	$1,827,038	$3,918,318	$123,042	$5,017,768
Cumulative gap	$(850,630)	$976,408	$4,894,726	$5,017,768	$5,017,768
Net interest rate sensitivity gap—as a % of total interest earning assets	(3.84)%	8.25%	17.69%	0.56%	22.66%
Cumulative gap—as % of total cumulative interest earning assets	(3.84)%	4.41%	22.10%	22.66%	22.66%
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

The above table provides an approximation of the projected re-pricing of assets and liabilities at December 31, 2024 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are primarily based on modeled cash flows. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience and the implied forward rate curve, respectively. Actual repayments of these instruments could vary substantially if future experience differs from our historical experience.
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

The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the future 1-12 months’ and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Company assumes no growth in the balance sheet other than for retained earnings:

	As of December 31, 2024
	First 12 Months	Next 12 Months
(Dollars in thousands)	Percentage Change from Base	Percentage Change from Base
Up 200 basis points	5.5%	12.3%
Up 100 basis points	2.8%	6.2%
Down 100 basis points	(1.9)%	(5.3)%
Down 200 basis points	(2.4)%	(9.1)%
We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We analyze the MVE sensitivity to an immediate parallel and sustained shift in interest rates derived from the underlying interest rate curves.
The following table indicates the sensitivity of MVE to the interest rate movement described above:

As of December 31, 2024
(Dollars in thousands)	Percentage Change from Base
Up 200 basis points	(1.2)%
Up 100 basis points	0.0%
Down 100 basis points	(1.2)%
Down 200 basis points	(2.8)%
The computation of the prospective effects of hypothetical interest rate changes is based on numerous assumptions, including relative levels of interest rates, asset prepayments (including replacing floating rate loan run-off with loans having similar spread and floor features), runoffs in deposits and changes in repricing levels of deposits to general market rates, and should not be relied upon as indicative of actual results. Furthermore, these computations do not take into account any actions that we may undertake in response to future changes in interest rates. Those actions include, but are not limited to, making changes in loan and deposit interest rates and changes in our asset and liability mix.
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
As of December 31, 2024, Axos Clearing held municipal obligations classified as trading securities and had maturities greater than 10 years.
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

Collateral underlying margin loans to customers and correspondents, and with respect to securities lending activities, is marked to market daily and additional collateral is obtained or refunded, as necessary.
ITEM 4.CONTROLS AND PROCEDURES
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In addition, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024 (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth our market repurchases of Axos common stock and the Axos common stock retained in connection with net settlement of restricted stock unit awards during the three months ended December 31, 2024.

(Dollars in thousands, except per share data)	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases[1]
Quarter Ended December 31, 2024
October 1, 2024 to October 31, 2024	—	$—	—	$106,521
November 1, 2024 to November 30, 2024	—	—	—	106,521
December 1, 2024 to December 31, 2024	—	—	—	106,521
For the Three Months Ended December 31, 2024	—	$—	—	$106,521

Stock Retained in Net Settlement[2]
October 1, 2024 to October 31, 2024	86
November 1, 2024 to November 30, 2024	1,018
December 1, 2024 to December 31, 2024	2,479
For the Three Months Ended December 31, 2024	3,583
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
    During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Axos Financial, Inc.

Dated:	January 28, 2025	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	January 28, 2025	By:	/s/ Derrick K. Walsh
Derrick K. Walsh Executive Vice President and Chief Financial Officer (Principal Financial Officer)