Form 10-Q
period 2025-03-31
Axos Financial, Inc.
filed 2025-04-30
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock on the last practicable date: 56,373,090 shares of common stock, $0.01 par value per share, as of April 18, 2025.

AXOS FINANCIAL, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except par value)	March 31, 2025	June 30, 2024
ASSETS
Cash and cash equivalents	$2,001,321	$1,979,979
Restricted cash	256,373	205,797
Total cash, cash equivalents and restricted cash	2,257,694	2,185,776
Trading securities	346	353
Available-for-sale securities	79,958	141,611
Stock of regulatory agencies	35,299	21,957
Loans held for sale, carried at fair value	15,644	16,482
Loans—net of allowance for credit losses of $279,950 as of March 31, 2025 and $260,542 as of June 30, 2024	20,193,630	19,231,385
Servicing rights, carried at fair value	27,585	28,924
Securities borrowed	91,915	67,212
Customer, broker-dealer and clearing receivables	300,907	240,028
Goodwill and other intangible assets—net	135,966	141,769
Other assets	842,210	779,837
TOTAL ASSETS	$23,981,154	$22,855,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$2,969,634	$2,975,631
Interest bearing	17,167,080	16,383,586
Total deposits	20,136,714	19,359,217
Advances from the Federal Home Loan Bank	60,000	90,000
Borrowings, subordinated notes and debentures	377,427	325,679
Securities loaned	111,094	74,177
Customer, broker-dealer and clearing payables	314,399	301,127
Accounts payable and other liabilities	377,620	414,538
Total liabilities	21,377,254	20,564,738
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock—$0.01 par value; 150,000,000 shares authorized; 70,813,637 shares issued and 56,865,524 shares outstanding as of March 31, 2025; 70,221,632 shares issued and 56,894,565 shares outstanding as of June 30, 2024	708	702
Additional paid-in capital	539,905	510,232
Accumulated other comprehensive income (loss)—net of income tax	1,113	(2,466)
Retained earnings	2,507,850	2,185,617
Treasury stock, at cost; 13,948,113 shares as of March 31, 2025 and 13,327,067 shares as of June 30, 2024	(445,676)	(403,489)
Total stockholders’ equity	2,603,900	2,290,596
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,981,154	$22,855,334

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except earnings per common share)	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$394,777	$405,280	$1,243,874	$1,090,106
Securities borrowed and customer receivables	6,072	5,701	18,793	16,163
Investments and other	31,873	32,583	110,385	95,910
Total interest and dividend income	432,722	443,564	1,373,052	1,202,179
INTEREST EXPENSE:
Deposits	152,694	176,737	510,822	483,028
Advances from the Federal Home Loan Bank	306	735	1,342	1,794
Securities loaned	333	376	1,353	1,835
Other borrowings	3,925	4,110	11,924	14,155
Total interest expense	157,258	181,958	525,441	500,812
Net interest income	275,464	261,606	847,611	701,367
Provision for credit losses	14,500	6,000	40,748	26,500
Net interest income, after provision for credit losses	260,964	255,606	806,863	674,867
NON-INTEREST INCOME:
Broker-dealer fee income	12,121	12,087	34,220	37,083
Advisory fee income	8,120	8,105	24,047	23,686
Banking and service fees	10,254	8,876	28,680	27,287
Mortgage banking and servicing rights income	1,499	2,180	152	6,811
Prepayment penalty fee income	1,379	1,915	2,682	4,535
Gain on acquisition	—	—	—	92,397
Total non-interest income	33,373	33,163	89,781	191,799
NON-INTEREST EXPENSE:
Salaries and related costs	74,677	67,419	223,067	182,113
Data and operational processing	21,776	18,243	60,075	52,653
Depreciation and amortization	6,847	7,221	21,328	19,587
Advertising and promotional	11,437	10,282	36,735	30,451
Professional services	8,243	9,073	27,210	24,860
Occupancy and equipment	4,645	4,254	13,169	12,101
FDIC and regulatory fees	7,620	5,232	20,568	13,616
Broker-dealer clearing charges	4,177	4,459	12,783	14,419
General and administrative expense	6,839	7,045	24,111	25,773
Total non-interest expense	146,261	133,228	439,046	375,573
INCOME BEFORE INCOME TAXES	148,076	155,541	457,598	491,093
INCOME TAXES	42,870	44,821	135,365	145,957
NET INCOME	$105,206	$110,720	$322,233	$345,136
Basic earnings per common share	$1.84	$1.94	$5.65	$5.98
Diluted earnings per common share	$1.81	$1.91	$5.55	$5.88

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2025	2024	2025	2024
NET INCOME	$105,206	$110,720	$322,233	$345,136
Net unrealized gain (loss) from available-for-sale securities, net of income tax	588	855	1,123	3,546
Net unrealized gain (loss) on cash flow hedges, net of income tax	(2,482)	—	2,456	—
Other comprehensive income (loss)	(1,894)	855	3,579	3,546
COMPREHENSIVE INCOME	$103,312	$111,575	$325,812	$348,682

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2025
	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Retained Earnings	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
BALANCE—December 31, 2024	70,571,332	(13,473,700)	57,097,632	$706	$528,862	$3,007	$2,402,644	$(413,257)	$2,521,962
Net income	—	—	—	—	—	—	105,206	—	105,206
Other comprehensive income (loss)	—	—	—	—	—	(1,894)	—	—	(1,894)
Purchase of treasury stock	—	(434,327)	(434,327)	—	—	—	—	(27,870)	(27,870)
Stock-based compensation activity	242,305	(40,086)	202,219	2	11,043	—	—	(4,549)	6,496
BALANCE—March 31, 2025	70,813,637	(13,948,113)	56,865,524	$708	$539,905	$1,113	$2,507,850	$(445,676)	$2,603,900

	For the Nine Months Ended March 31, 2025
	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Retained Earnings	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2024	70,221,632	(13,327,067)	56,894,565	$702	$510,232	$(2,466)	$2,185,617	$(403,489)	$2,290,596
Net income	—	—	—	—	—	—	322,233	—	322,233
Other comprehensive income (loss)	—	—	—	—	—	3,579	—	—	3,579
Purchase of treasury stock	—	(434,327)	(434,327)	—	—	—	—	(27,870)	(27,870)
Stock-based compensation activity	592,005	(186,719)	405,286	6	29,673	—	—	(14,317)	15,362
BALANCE—March 31, 2025	70,813,637	(13,948,113)	56,865,524	$708	$539,905	$1,113	$2,507,850	$(445,676)	$2,603,900

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2024
	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Retained Earnings	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
BALANCE—December 31, 2023	69,828,709	(12,930,332)	56,898,377	$698	$493,268	$(3,919)	$1,970,025	$(381,848)	$2,078,224
Net income	—	—	—	—	—	—	110,720	—	110,720
Other comprehensive income (loss)	—	—	—	—	—	855	—	—	855
Purchase of treasury stock	—	(12,101)	(12,101)	—	—	—	—	(595)	(595)
Stock-based compensation activity	204,814	(11,661)	193,153	2	9,221	—	—	(2,134)	7,089
BALANCE—March 31, 2024	70,033,523	(12,954,094)	57,079,429	$700	$502,489	$(3,064)	$2,080,745	$(384,577)	$2,196,293

	For the Nine Months Ended March 31, 2024
	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Retained Earnings	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2023	69,465,446	(10,522,411)	58,943,035	695	479,878	(6,610)	1,735,609	(292,413)	1,917,159
Net income	—	—	—	—	—	—	345,136	—	345,136
Other comprehensive income (loss)	—	—	—	—	—	3,546	—	—	3,546
Purchase of treasury stock	—	(2,267,610)	(2,267,610)	—	—	—	—	(83,781)	(83,781)
Stock-based compensation activity	568,077	(164,073)	404,004	5	22,611	—	—	(8,383)	14,233
BALANCE—March 31, 2024	70,033,523	(12,954,094)	57,079,429	$700	$502,489	$(3,064)	$2,080,745	$(384,577)	$2,196,293

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
(Dollars in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$322,233	$345,136
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,328	19,587
Other accretion and amortization	(83,131)	(37,917)
Stock-based compensation expense	30,772	22,616
Trading activity	7	166
Provision for credit losses	40,748	26,500
Deferred income taxes	(14,819)	(15,005)
Origination of loans held for sale	(157,358)	(144,731)
Unrealized and realized gains on loans held for sale	(2,194)	(6,089)
Proceeds from sale of loans held for sale	151,834	154,892
Change in the fair value of servicing rights	1,894	(1,803)
Gain on FDIC Loan Purchase	—	(92,397)
Gain on repurchase of subordinated notes	(604)	(742)
Net change in assets and liabilities which provide (use) cash:
Securities borrowed	(24,703)	28,486
Customer, broker-dealer and clearing receivables	(60,879)	81,444
Other assets	66,565	(26,623)
Securities loaned	36,917	(40,032)
Customer, broker-dealer and clearing payables	13,272	(58,301)
Accounts payable and other liabilities	(34,903)	13,319
Net cash provided by operating activities	306,979	268,506
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(22,382)	(9,612)
Proceeds from sale and repayment of available-for-sale securities	85,771	39,391
Purchase of stock of regulatory agencies	(12,446)	—
Net change in loans held for investment	(1,129,182)	(1,322,634)
Proceeds from sale of loans originally classified as held for investment	230,606	—
Proceeds from sale of other real estate owned and repossessed assets	1,419	4,401
Purchase of BOLI policies	(100,000)	—
Purchase of loans and leases, net of discounts and premiums	(1,100)	(841,408)
Purchases of furniture, equipment, software and intangibles	(32,421)	(25,473)
Purchases of other investments	(12,638)	(8,304)
Distributions received from other investments	81	1,508
Net cash used in investing activities	(992,292)	(2,162,131)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	777,497	1,980,424
Repayments of the Federal Home Loan Bank term advances	(30,000)	—
Net (repayment) proceeds of other borrowings	63,500	(27,200)
Payments related to settlement of restricted stock units	(16,094)	(8,383)
Purchase of treasury stock	(25,869)	(83,178)
Repurchase of subordinated notes	(11,803)	(4,213)
Net cash provided by financing activities	757,231	1,857,450

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
(Dollars in thousands)	2025	2024
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	71,918	(36,175)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of year	$2,185,776	$2,382,086
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$2,257,694	$2,345,911
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on interest-bearing liabilities	524,064	502,364
Income taxes paid	141,817	144,086
Transfers to other real estate and repossessed vehicles from loans held for investment	4,752	4,118
Transfers from loans held for investment to loans held for sale	235,134	—
Transfers from loans held for sale to loans held for investment	12,530	2,783
Operating lease liabilities from obtaining right of use assets	3,010	5,767
Non-cash LIHTC investments	—	24,888

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED MARCH 31, 2025 AND 2024
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
The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Certain amounts reported in prior periods have been reclassified to conform with the current presentation. Results for the three and nine months ended March 31, 2025 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or not repeated herein pursuant to the rules and regulations of the SEC with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2024 included in the 2024 Form 10-K.
Significant Accounting Policies
For further information regarding the Company’s significant accounting policies, see Note 1—“Organizations and Summary of Significant Accounting Policies” in the 2024 Form 10-K. During the nine months ended March 31, 2025, there were no significant updates to the Company’s significant accounting policies, other than as noted below and the adoption of the accounting standards noted herein.
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

2.     FAIR VALUE
The following tables set forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2025 and June 30, 2024. Assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement:

	March 31, 2025
(Dollars in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Trading securities	$346	$—	$346
Available-for-sale securities:
Agency MBS	46,999	—	46,999
Non-Agency MBS	—	29,301	29,301
Municipal	3,658	—	3,658
Total—Available-for-sale securities:	$50,657	$29,301	$79,958
Loans held for sale	$15,644	$—	$15,644
Servicing rights	$—	$27,585	$27,585
Other assets—Derivative instruments[1]	$16,155	$—	$16,155
LIABILITIES:
Accounts payable and other liabilities—Derivative instruments	$72,642	$—	$72,642
[1] Other assets - Derivative instruments are presented net of $63.2 million of variation margin on centrally-cleared derivatives as of March 31, 2025.
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

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	March 31, 2025
(Dollars in thousands)	Available-for-sale Securities: Non-Agency MBS	Servicing Rights[1]	Total
Opening balance	$47,412	$28,045	$75,457
Total gains or losses for the period:
Included in earnings—Mortgage banking and servicing rights income	—	(621)	(621)
Included in other comprehensive income	211	—	211
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	—	161	161
Settlements	(18,322)	—	(18,322)
Closing balance	$29,301	$27,585	$56,886

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(621)	$(621)

	For the Nine Months Ended
	March 31, 2025
(Dollars in thousands)	Available-for-sale Securities: Non-Agency MBS	Servicing Rights[1]	Total
Opening Balance	$110,928	$28,924	$139,852
Total gains or losses for the period:
Included in earnings—Mortgage banking and servicing rights income	—	(1,985)	(1,985)
Included in other comprehensive income	599	—	599
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	—	646	646
Settlements	(82,226)	—	(82,226)
Closing balance	$29,301	$27,585	$56,886

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(1,985)	$(1,985)
1 Earnings from servicing rights were attributable to: time and payoffs, representing a decrease in servicing rights value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period of $0.2 million and $1.1 million for the three and nine months ended March 31, 2025, respectively, and a decrease in servicing rights value resulting from market-driven changes in interest rates of $0.4 million for the three months ended March 31, 2025 and a decrease of $0.9 million for the nine months ended March 31, 2025. Additions to servicing rights were related to purchases and servicing rights retained upon sale of loans held for sale.

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
1 Earnings from servicing rights were attributable to: time and payoffs, representing a decrease in servicing rights value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period of $0.4 million and $0.9 million for the three and nine months ended March 31, 2024, and an increase in servicing rights value resulting from market-driven changes in interest rates of $0.2 million for the three months ended March 31, 2024 and an increase of $1.1 million for the nine months ended March 31, 2024. Additions to servicing rights were related to purchases and servicing rights retained upon sale of loans held for sale.

The table below summarizes the quantitative information about Level 3 fair value measurements:

	March 31, 2025
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Available-for-sale securities: Non-Agency MBS	$29,301	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over SOFR Swaps, Credit Enhancement	0.0 to 30.0% (15.3%) 0.0 to 3.0% (1.8%) 0.0 to 68.9% (27.2%) 2.5 to 4.9% (2.6%) 0.0 to 97.3% (23.7%)
Servicing Rights	$27,585	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	3.5 to 26.2% (10.6%) 2.3 to 11.6 (8.6) 9.5 to 11.2% (9.8%)

	June 30, 2024
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Available-for-sale securities: Non-Agency MBS	$110,928	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over SOFR Swaps, Credit Enhancement	0.0 to 72.1% (38.0%) 0.0 to 13.7% (2.8%) 0.0 to 68.9% (32.9%) 2.5 to 4.9% (2.5%) 0.0 to 64.9% (22.8%)
Servicing Rights	$28,924	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	5.5 to 95.2% (11.8%) 0.4 to 14.9 (7.9) 9.5 to 11.2% (9.8%)
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
The aggregate fair value of loans held for sale, carried at fair value, the contractual balance (including accrued interest), and the unrealized gain were:

(Dollars in thousands)	March 31, 2025	June 30, 2024
Aggregate fair value	$15,644	$16,482
Contractual balance	15,176	15,966
Unrealized gain	$468	$516
The total interest income and amount of gains and losses from changes in fair value included in earnings for loans held for sale, carried at fair value, were:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(Dollars in thousands)	2025	2024	2025	2024
Interest income	$212	$208	$749	$538
Change in fair value	227	118	(140)	22
Total	$439	$326	$609	$560
Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments at March 31, 2025 and June 30, 2024 were:

	March 31, 2025
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	$2,257,694	$2,257,694	$—	$—	$2,257,694
Trading securities	346	—	346	—	346
Available-for-sale securities	79,958	—	50,657	29,301	79,958
Stock of regulatory agencies	35,299	—	35,299	—	35,299
Loans held for sale, at fair value	15,644	—	15,644	—	15,644
Loans held for investment—net	20,193,630	—	—	20,410,588	20,410,588
Securities borrowed	91,915	—	—	91,077	91,077
Customer, broker-dealer and clearing receivables	300,907	—	—	298,983	298,983
Servicing rights	27,585	—	—	27,585	27,585
Other assets - derivative instruments[1]	16,155	—	16,155	—	16,155
Financial liabilities:
Total deposits	20,136,714	—	19,826,536	—	19,826,536
Advances from the Federal Home Loan Bank	60,000	—	56,212	—	56,212
Borrowings, subordinated notes and debentures	377,427	—	346,212	—	346,212
Securities loaned	111,094	—	—	110,529	110,529
Customer, broker-dealer and clearing payables	314,399	—	—	314,399	314,399
Accounts payable and other liabilities - derivative instruments	72,642	—	72,642	—	72,642
1 Other Assets - Derivative Assets are presented net of $63.2 million of variation margin on centrally-cleared derivatives as of March 31, 2025.

	June 30, 2024
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	$2,185,776	$2,185,776	$—	$—	$2,185,776
Trading securities	353	—	353	—	353
Available-for-sale securities	141,611	—	30,683	110,928	141,611
Stock of regulatory agencies	21,957	—	21,957	—	21,957
Loans held for sale, at fair value	16,482	—	16,482	—	16,482
Loans held for investment—net	19,231,385	—	—	19,209,442	19,209,442
Securities borrowed	67,212	—	—	71,480	71,480
Customer, broker-dealer and clearing receivables	240,028	—	—	249,317	249,317
Servicing rights	28,924	—	—	28,924	28,924
Other assets - derivative instruments	106,796	—	106,796	—	106,796
Financial liabilities:
Total deposits	19,359,217	—	19,217,281	—	19,217,281
Advances from the Federal Home Loan Bank	90,000	—	84,201	—	84,201
Borrowings, subordinated notes and debentures	325,679	—	302,487	—	302,487
Securities loaned	74,177	—	—	74,021	74,021
Customer, broker-dealer and clearing payables	301,127	—	—	301,127	301,127
Accounts payable and other liabilities - derivative instruments	102,949	—	102,949	—	102,949
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
3.         AVAILABLE-FOR-SALE SECURITIES
The amortized cost and fair value of available-for-sale securities were:

	March 31, 2025
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
Agency[1]	$48,725	$260	$(1,986)	$46,999
Non-agency[2]	28,432	959	(90)	29,301
Total mortgage-backed securities	77,157	1,219	(2,076)	76,300
Municipal	3,890	—	(232)	3,658
Total available-for-sale securities	$81,047	$1,219	$(2,308)	$79,958

	June 30, 2024
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
Agency[1]	$29,835	$83	$(2,659)	$27,259
Non-agency[2]	110,658	838	(568)	110,928
Total mortgage-backed securities	140,493	921	(3,227)	138,187
Municipal	3,788	—	(364)	3,424
Total available-for-sale securities	$144,281	$921	$(3,591)	$141,611
1 Includes securities guaranteed by Ginnie Mae, a U.S. government agency, and the government sponsored enterprises Fannie Mae and Freddie Mac.
2 Private sponsors of securities collateralized primarily by first-lien mortgage loans on commercial properties or by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by prime, Alt-A or pay-option adjustable rate mortgages.

The Company evaluates available-for-sale securities in an unrealized loss position based on an analysis of a number of factors, including, but not limited to: (1) the credit characteristics of the securities, such as the forecasted cash flows, credit ratings, credit enhancement, and government agency or government-sponsored enterprise backing, as applicable, and (2) whether the Company intends to sell or will be required to sell any of the securities before recovering the amortized cost basis. Based on its analysis, the Company determined the unrealized losses on available-for-sale securities are primarily driven by the increase in interest rates since the securities were purchased and, accordingly, no credit losses were recognized on available-for-sale securities in the three and nine months ended March 31, 2025 and March 31, 2024. There was no amount in the allowance for credit losses for available-for-sale securities at March 31, 2025 and June 30, 2024.
The face amounts of available-for-sale securities pledged to secure borrowings were $0.7 million and $0.8 million as of March 31, 2025 and June 30, 2024.

There were no sales of available-for-sale securities during the three months and nine months ended March 31, 2025. There were no available-for-sale security sales for the three months ended March 31, 2024. The Company sold a $4.8 million available-for-sale security for the nine months ended March 31, 2024.

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were:

	March 31, 2025
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
Agency	$—	$—	$16,382	$(1,986)	$16,382	$(1,986)
Non-agency	—	—	24,539	(90)	24,539	(90)
Total MBS	—	—	40,921	(2,076)	40,921	(2,076)
Municipal	—	—	3,658	(232)	3,658	(232)
Total available-for-sale securities	$—	$—	$44,579	$(2,308)	$44,579	$(2,308)

	June 30, 2024
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
Agency	$2,644	$(31)	$19,298	$(2,628)	$21,942	$(2,659)
Non-agency	15	—	78,364	(568)	78,379	(568)
Total MBS	2,659	(31)	97,662	(3,196)	100,321	(3,227)
Municipal	—	—	3,424	(364)	3,424	(364)
Total available-for-sale securities	$2,659	$(31)	$101,086	$(3,560)	$103,745	$(3,591)
The following table sets forth the expected maturity distribution of our mortgage-backed securities, which is based on assumed prepayment rates, and the maturity distribution of our non-MBS, which is based on the contractual maturity:

	As of March 31, 2025
(Dollars in thousands)	Total Amount	Due Within One Year	Due after One but within Five Years	Due after Five but within Ten Years	Due After Ten Years
MBS:
Agency	$48,725	$11,128	$30,206	$5,555	$1,836
Non-Agency	$28,432	$24,842	$1,403	$1,271	$916
Total MBS	$77,157	$35,970	$31,609	$6,826	$2,752
Municipal	$3,890		$—	$—	$3,890
Available-for-sale—Amortized cost	$81,047	$35,970	$31,609	$6,826	$6,642
Available-for-sale—Fair value	$79,958	$35,684	$30,937	$6,713	$6,624

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
The following table sets forth the composition of the loan portfolio:

(Dollars in thousands)	March 31, 2025	June 30, 2024
Single Family - Mortgage & Warehouse	$4,194,821	$4,178,832
Multifamily and Commercial Mortgage[1]	3,340,618	3,861,931
Commercial Real Estate[1]	6,356,559	6,088,622
Commercial & Industrial - Non-RE	6,389,964	5,241,766
Auto & Consumer	447,294	431,660
Total gross loans	20,729,256	19,802,811
Allowance for credit losses - loans	(279,950)	(260,542)
Unaccreted premiums (discounts) and loan fees	(255,676)	(310,884)
Total net loans	$20,193,630	$19,231,385
1 Includes purchased credit deteriorated (“PCD”) loans of $280.0 million and $284.0 million in Multifamily and Commercial Mortgage and $44.5 million and $44.5 million in Commercial Real Estate as of March 31, 2025 and June 30, 2024, respectively. For further detail on PCD loans, see Note 1—“Organizations and Summary of Significant Accounting Policies” in the 2024 Form 10-K.
Accrued interest receivable on loans held for investments totaled $113.6 million and $119.8 million as of March 31, 2025 and June 30, 2024, respectively.
At March 31, 2025 and June 30, 2024, the Company pledged certain loans totaling $4,272.6 million and $4,942.8 million, respectively, to the FHLB and $8,771.8 million and $8,197.2 million, respectively, to the Federal Reserve Bank of San Francisco (“FRBSF”).
The following table presents loan-to-value (“LTV”) for the Company’s real estate loans outstanding as of March 31, 2025:

	Total Real Estate Loans	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate
Weighted-Average LTV	48.4%	56.2%	50.3%	42.2%
Median LTV	51.2%	53.5%	48.4%	43.9%
The following table presents the components of the provision for credit losses:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(Dollars in thousands)	2025	2024	2025	2024
Provision for credit losses - loans	$13,750	$9,000	$36,998	$27,250
Provision for credit losses - unfunded lending commitments	750	(3,000)	3,750	(750)
Total provision for credit losses	$14,500	$6,000	$40,748	$26,500
The following tables summarize activity in the allowance for credit losses - loans by portfolio segment:

	For the Three Months Ended March 31, 2025
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Balance at January 1, 2025	$16,104	$56,077	$102,454	$84,455	$11,515	$270,605
Provision (benefit) for credit losses - loans	1,593	(7,976)	(12,870)	29,921	3,082	13,750
Charge-offs	(2,297)	(1,131)	—	(753)	(2,026)	(6,207)
Recoveries	4	689	255	—	854	1,802
Balance at March 31, 2025	$15,404	$47,659	$89,839	$113,623	$13,425	$279,950

	For the Three Months Ended March 31, 2024
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Balance at January 1, 2024	$15,356	$78,353	$77,778	$69,201	$11,061	$251,749
Provision (benefit) for credit losses - loans	1,629	(1,856)	5,064	2,809	1,354	9,000
Charge-offs	(90)	(139)	—	—	(3,776)	(4,005)
Recoveries	70	—	—	—	708	778
Balance at March 31, 2024	$16,965	$76,358	$82,842	$72,010	$9,347	$257,522

	For the Nine Months Ended March 31, 2025
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Balance at July 1, 2024	$16,943	$70,771	$87,780	$76,032	$9,016	$260,542
Provision (benefit) for credit losses - loans	702	(16,116)	1,804	41,506	9,102	36,998
Charge-offs	(2,297)	(7,685)	—	(3,915)	(7,370)	(21,267)
Recoveries	56	689	255	—	2,677	3,677
Balance at March 31, 2025	$15,404	$47,659	$89,839	$113,623	$13,425	$279,950

	For the Nine Months Ended March 31, 2024
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Balance at July 1, 2023	$17,503	$16,848	$72,755	$46,347	$13,227	$166,680
Allowance for credit losses at acquisition of PCD loans	—	58,972	11,125	—	—	70,097
Provision (benefit) for credit losses - loans	(461)	677	(1,038)	25,749	2,323	27,250
Charge-offs	(170)	(139)	—	(86)	(8,378)	(8,773)
Recoveries	93	—	—	—	2,175	2,268
Balance at March 31, 2024	$16,965	$76,358	$82,842	$72,010	$9,347	$257,522
For the three and nine months ended March 31, 2025, the allowance for credit losses for loans increased as a result of the provision for credit losses, partially offset by net charge-offs. The provision for credit losses was primarily driven by the commercial & industrial - non-RE portfolio, reflecting loan growth, as well as the quantitative impact of macroeconomic variables in the allowance for credit losses model, including the 5-year and 10-year U.S. Treasury rates. The provision was also impacted by increases in specific reserves and certain qualitative adjustments.
Loan products within each portfolio contain varying collateral types which impact the estimate of the loss given default utilized in the calculation of the allowance for credit losses for loans. For further discussion of the model method of estimating expected lifetime credit losses, see Note 1—“Organizations and Summary of Significant Accounting Policies” in the 2024 Form 10-K.
The following tables present a summary of the activity in the allowance for credit losses for off-balance sheet lending commitments:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Balance at January 1,	$13,223	$12,723
Provision (benefit) for credit losses - unfunded lending commitments	750	(3,000)
Balance at March 31,	$13,973	$9,723

	Nine Months Ended March 31,
(Dollars in thousands)	2025	2024
Balance at July 1,	$10,223	$10,473
Provision (benefit) for credit losses - unfunded lending commitments	3,750	(750)
Balance at March 31,	$13,973	$9,723

The increase in the allowance for off-balance sheet lending commitments for the three and nine months ended March 31, 2025, was primarily driven by unfunded lending commitment growth, primarily in the commercial real estate and commercial & industrial - non-RE portfolios.
Credit Quality Disclosures. The following tables provide the composition of loans that are performing and nonaccrual by portfolio segment:

	March 31, 2025
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Performing	$4,151,274	$3,306,746	$6,322,424	$6,318,810	$444,942	$20,544,196
Nonaccrual	43,547	33,872	34,135	71,154	2,352	185,060
Total	$4,194,821	$3,340,618	$6,356,559	$6,389,964	$447,294	$20,729,256
Nonaccrual loans to total loans						0.89%

	June 30, 2024
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Performing	$4,133,121	$3,826,877	$6,062,520	$5,237,746	$429,188	$19,689,452
Nonaccrual	45,711	35,054	26,102	4,020	2,472	113,359
Total	$4,178,832	$3,861,931	$6,088,622	$5,241,766	$431,660	$19,802,811
Nonaccrual loans to total loans						0.57%
There were no nonaccrual loans without an allowance for credit losses as of March 31, 2025 and June 30, 2024. There was no interest income recognized on nonaccrual loans in the three and nine months ended March 31, 2025 and 2024. Loans reaching 90 days past due are generally placed on nonaccrual status and risk rated as substandard or doubtful. Loans not yet reaching 90 days past due may be placed on nonaccrual status based on management’s assessment of the aging of contractual principal amounts due, among other factors.
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

	March 31, 2025
	Loans Held for Investment by Fiscal Year of Origination						Revolving Loans	Total
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior
Single Family-Mortgage & Warehouse
Pass	$487,621	$319,582	$473,700	$1,086,704	$453,658	$785,879	$490,429	$4,097,573
Special Mention	—	—	—	4,100	9,051	24,670	7,602	45,423
Substandard	—	—	—	12,579	1,100	38,146	—	51,825
Doubtful	—	—	—	—	—	—	—	—
Total	487,621	319,582	473,700	1,103,383	463,809	848,695	498,031	4,194,821
Year-to-date gross charge-offs	—	—	—	—	—	2,297	—	2,297
Multifamily and Commercial Mortgage
Pass	43,011	26,655	642,262	952,205	464,138	1,070,737	—	3,199,008
Special Mention	—	—	5,296	41,474	3,150	18,293	—	68,213
Substandard	—	—	18,530	13,262	—	41,605	—	73,397
Doubtful	—	—	—	—	—	—	—	—
Total	43,011	26,655	666,088	1,006,941	467,288	1,130,635	—	3,340,618
Year-to-date gross charge-offs	—	—	—	—	—	7,685	—	7,685
Commercial Real Estate
Pass	2,154,798	1,486,552	816,851	732,780	146,817	44,812	925,206	6,307,816
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	14,324	5,000	14,810	14,609	48,743
Doubtful	—	—	—	—	—	—	—	—
Total	2,154,798	1,486,552	816,851	747,104	151,817	59,622	939,815	6,356,559
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—
Commercial & Industrial - Non-RE
Pass	667,082	820,277	384,897	87,383	36,981	98,110	3,911,588	6,006,318
Special Mention	—	16,188	—	45,774	—	—	20,831	82,793
Substandard	—	12,233	32,642	131,250	2,745	2,989	104,084	285,943
Doubtful	—	—	—	10,000	—	—	4,910	14,910
Total	667,082	848,698	417,539	274,407	39,726	101,099	4,041,413	6,389,964
Year-to-date gross charge-offs	—	—	884	—	1,031	—	2,000	3,915
Auto & Consumer
Pass	140,872	52,184	84,250	124,438	27,697	14,449	—	443,890
Special Mention	48	51	250	329	157	51	—	886
Substandard	375	257	448	833	125	480	—	2,518
Doubtful	—	—	—	—	—	—	—	—
Total	141,295	52,492	84,948	125,600	27,979	14,980	—	447,294
Year-to-date gross charge-offs	18	403	1,818	2,663	713	1,755	—	7,370
Total
Pass	3,493,384	2,705,250	2,401,960	2,983,510	1,129,291	2,013,987	5,327,223	20,054,605
Special Mention	48	16,239	5,546	91,677	12,358	43,014	28,433	197,315
Substandard	375	12,490	51,620	172,248	8,970	98,030	118,693	462,426
Doubtful	—	—	—	10,000	—	—	4,910	14,910
Total	$3,493,807	$2,733,979	$2,459,126	$3,257,435	$1,150,619	$2,155,031	$5,479,259	$20,729,256
As a % of total gross loans	16.9%	13.2%	11.9%	15.7%	5.6%	10.4%	26.3%	100%
Year-to-date gross charge-offs	$18	$403	$2,702	$2,663	$1,744	$11,737	$2,000	$21,267

	June 30, 2024
	Loans Held for Investment by Fiscal Year of Origination						Revolving Loans	Total
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior
Single Family-Mortgage & Warehouse
Pass	$491,822	$590,060	$1,200,230	$487,132	$291,047	$720,049	$256,778	$4,037,118
Special Mention	31,000	—	24,489	665	6,591	26,873	—	89,618
Substandard	—	283	6,728	—	14,720	30,365	—	52,096
Doubtful	—	—	—	—	—	—	—	—
Total	522,822	590,343	1,231,447	487,797	312,358	777,287	256,778	4,178,832
Year-to-date gross charge-offs	—	—	—	—	—	172	—	172
Multifamily and Commercial Mortgage
Pass	36,058	700,163	994,004	595,299	510,341	811,184	—	3,647,049
Special Mention	—	29,325	46,194	17,478	9,011	10,277	—	112,285
Substandard	—	13,489	12,509	15,507	41,013	20,079	—	102,597
Doubtful	—	—	—	—	—	—	—	—
Total	36,058	742,977	1,052,707	628,284	560,365	841,540	—	3,861,931
Year-to-date gross charge-offs	—	—	—	—	640	—	—	640
Commercial Real Estate
Pass	1,952,001	1,419,399	1,456,643	221,061	7,741	53,000	866,686	5,976,531
Special Mention	—	—	27,452	—	—	—	—	27,452
Substandard	—	5,600	43,700	5,000	—	30,339	—	84,639
Doubtful	—	—	—	—	—	—	—	—
Total	1,952,001	1,424,999	1,527,795	226,061	7,741	83,339	866,686	6,088,622
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—
Commercial & Industrial - Non-RE
Pass	991,497	458,454	238,397	44,923	10,422	12,867	3,295,425	5,051,985
Special Mention	—	1,613	731	1,818	—	—	5,349	9,511
Substandard	—	34,433	122,729	1,031	—	2,988	19,089	180,270
Doubtful	—	—	—	—	—	—	—	—
Total	991,497	494,500	361,857	47,772	10,422	15,855	3,319,863	5,241,766
Year-to-date gross charge-offs	—	—	—	—	—	84	—	84
Auto & Consumer
Pass	65,766	114,615	177,043	43,287	13,402	14,056	—	428,169
Special Mention	33	213	422	176	—	61	—	905
Substandard	142	547	1,264	410	114	109	—	2,586
Doubtful	—	—	—	—	—	—	—	—
Total	65,941	115,375	178,729	43,873	13,516	14,226	—	431,660
Year-to-date gross charge-offs	202	3,471	5,212	1,556	303	269	—	11,013
Total
Pass	3,537,144	3,282,691	4,066,317	1,391,702	832,953	1,611,156	4,418,889	19,140,852
Special Mention	31,033	31,151	99,288	20,137	15,602	37,211	5,349	239,771
Substandard	142	54,352	186,930	21,948	55,847	83,880	19,089	422,188
Doubtful	—	—	—	—	—	—	—	—
Total	$3,568,319	$3,368,194	$4,352,535	$1,433,787	$904,402	$1,732,247	$4,443,327	$19,802,811
As a % of total gross loans	18.0%	17.0%	22.0%	7.2%	4.6%	8.8%	22.4%	100%
Total year-to-date gross charge-offs	$202	$3,471	$5,212	$1,556	$943	$525	$—	$11,909

The following tables provide the aging of loans by portfolio segment:

	March 31, 2025
(Dollars in thousands)	Current	30-59 Days	60-89 Days	90+ Days	Total
Single Family-Mortgage & Warehouse	$4,130,060	$13,951	$8,619	$42,191	$4,194,821
Multifamily and Commercial Mortgage	3,261,631	31,955	13,697	33,335	3,340,618
Commercial Real Estate	6,319,579	—	2,932	34,048	6,356,559
Commercial & Industrial - Non-RE	6,375,665	—	38	14,261	6,389,964
Auto & Consumer	441,716	3,456	913	1,209	447,294
Total	$20,528,651	$49,362	$26,199	$125,044	$20,729,256
As a % of total gross loans	99.03%	0.24%	0.13%	0.60%	100%

	June 30, 2024
(Dollars in thousands)	Current	30-59 Days	60-89 Days	90+ Days	Total
Single Family-Mortgage & Warehouse	$4,070,186	$46,387	$18,401	$43,858	$4,178,832
Multifamily and Commercial Mortgage	3,795,387	13,074	8,554	44,916	3,861,931
Commercial Real Estate	6,024,470	—	25,950	38,202	6,088,622
Commercial & Industrial - Non-RE	5,240,734	—	—	1,032	5,241,766
Auto & Consumer	424,555	4,644	996	1,465	431,660
Total	$19,555,332	$64,105	$53,901	$129,473	$19,802,811
As a % of total gross loans	98.75%	0.33%	0.27%	0.65%	100%
Loans reaching 90 or more days past due are generally placed on nonaccrual. As of March 31, 2025 and June 30, 2024, there were loans of $2.3 million and $20.2 million, respectively, over 90 days past due and still accruing interest as the Company expects to collect the principal and interest amounts due.
Single family mortgage loans in process of foreclosure were $34.8 million and $20.1 million as of March 31, 2025 and June 30, 2024, respectively.
Loan Modifications to Borrowers Experiencing Financial Difficulty. The Company may grant certain modifications of loans to borrowers experiencing financial difficulty, which effective following the adoption of ASU 2022-02, are reported as financial difficulty modifications (“FDMs”). The Company’s modification programs provide various modifications to borrowers experiencing financial difficulty which may include interest rate reductions, term extensions, payment delays and/or principal forgiveness. For the three and nine months ended March 31, 2025 and 2024, there were no FDMs.
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

	March 31, 2025			June 30, 2024
		Fair Value			Fair Value
(Dollars in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate contracts	$400,000	$3,790	$—	$—	$—	$—
Derivatives not designated as hedging instruments
Interest rate contracts[1]	2,587,213	12,356	72,629	2,435,874	106,796	102,949
Foreign exchange contracts	10,996	9	13	—	—	—
Total derivatives	$2,998,209	$16,155	$72,642	$2,435,874	$106,796	$102,949
1 Derivative assets are presented net of $63.2 million of variation margin on centrally-cleared derivatives as of March 31, 2025.

Derivatives designated as hedging instruments
The following table presents pre-tax gains/(losses) on derivative instruments used in cash flow hedge accounting relationships.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(Dollars in thousands)	2025	2024	2025	2024
Amounts recorded in OCI	$(2,464)	$—	$6,162	$—
Amounts reclassified from AOCI to income	(1,130)	—	(2,608)	—
Total change in OCI for period	$(3,594)	$—	$3,554	$—
The Company did not experience any forecasted transactions that failed to occur during the three and nine months ended March 31, 2025 or 2024. There are no amounts excluded from the assessment of hedge effectiveness.
As of March 31, 2025, the Company expects that approximately $2.7 million of pre-tax net gain related to cash flow hedges recorded in AOCI will be recognized in income over the next 12 months. The maximum length of time over which forecasted transactions are hedged is approximately 2.5 years.
Derivatives not designated as hedging instruments
The following table presents the pre-tax gains/(losses) related to the Company’s derivative instrument activity recognized in the Condensed Consolidated Statements of Income:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(Dollars in thousands)	2025	2024	2025	2024
Interest rate contracts
Banking and service fees	$(272)	$27	$(1,829)	$417
Mortgage banking and servicing rights income	136	98	(249)	606
Foreign exchange contracts
Banking and service fees	(29)	—	(29)	—
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
The following tables present information about the offsetting of these instruments and related collateral amounts:

	March 31, 2025
(Dollars in thousands)	Gross Assets / Liabilities	Amounts Offset	Net Balance Sheet Amount	Amounts Not Offset[2]	Net Assets / Liabilities
Assets:
Securities borrowed	$91,915	$—	$91,915	$91,915	$—
Other Assets — Derivative Assets[1]	16,155	—	16,155	11,788	4,367
Liabilities:
Securities loaned	$111,094	$—	$111,094	$111,094	$—
Accounts Payable and Other Liabilities — Derivative Liabilities	72,642	—	72,642	4,043	68,599

	June 30, 2024
(Dollars in thousands)	Gross Assets / Liabilities	Amounts Offset	Net Balance Sheet Amount	Amounts Not Offset[2]	Net Assets / Liabilities
Assets:
Securities borrowed	$67,212	$—	$67,212	$67,212	$—
Other Assets — Derivative Assets	106,796	—	106,796	18,524	88,272
Liabilities:
Securities loaned	$74,177	$—	$74,177	$74,177	$—
Accounts Payable and Other Liabilities — Derivative Liabilities	102,949	—	102,949	414	102,535
1 Other Assets - Derivative Assets are presented net of $63.2 million of variation margin on centrally-cleared derivatives as of March 31, 2025.
2 Amounts not offset reflect cash collateral received on Derivative Assets of $8.4 million and $18.1 million as of March 31, 2025 and June 30, 2024, respectively, and cash collateral placed on Derivative Liabilities of $0.7 million as of March 31, 2025. There was no cash collateral placed on Derivative Liabilities as of June 30, 2024.

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
At March 31, 2025, 1,007,365 shares of common stock were authorized for future awards under the 2014 Plan. As of March 31, 2025, the total compensation cost not yet recognized related to non-vested awards was $74.8 million, which is expected to be recognized over a weighted-average period of 1.4 years.
The following table presents the status and changes in RSUs:

	RSUs	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2024	1,541,194	$43.95
Granted	1,006,449	64.46
Vested	(592,005)	43.48
Forfeited	(71,433)	47.62
Non-vested balance at March 31, 2025	1,884,205	$54.92
The total fair value of shares vested for the three and nine months ended March 31, 2025 was $15.7 million and $38.8 million, respectively. The total fair value of shares vested for the three and nine months ended March 31, 2024 was $10.3 million and $25.2 million, respectively.
Common Stock Repurchases.
The following table presents common stock repurchases:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(Dollars in thousands except per share data)	2025	2024	2025	2024
Total repurchase	$27,870	$595	$27,870	$83,781
Number of shares repurchased	434,327	12,101	434,327	2,267,610
Average price paid per share	$64.17	$49.22	$64.17	$36.95
As of March 31, 2025, there was $78.7 million of share repurchase authorization remaining. Of the repurchases made during three and nine months ended March 31, 2025, $2.0 million or 31,337 common shares, were traded on March 31, 2025, but settled in April 2025. The Company repurchased an additional 517,600 shares for approximately $30.3 million from April 1, 2025 through April 30, 2025. The share repurchase program will continue in effect until terminated by the Board of Directors of the Company. For additional information regarding the Company’s share repurchase program, see Note 15—“Stockholders' Equity” in the 2024 Form 10-K.

At-the-Market Equity Offering
On January 28, 2025, the Company entered into an equity distribution agreement pursuant to which the Company may issue and sell through distribution agents from time to time shares of the Company’s common stock in at-the-market offerings with an aggregate offering price of up to $150,000,000. The Company will issue the stock pursuant to a previously effective registration statement and a prospectus supplement filed with the SEC on January 28, 2025. No shares of the Company’s common stock have been issued pursuant to this offering.
Accumulated Other Comprehensive Income
AOCI includes the after-tax change in unrealized gains and losses on investment securities and cash flow hedging activities.

	For the Three Months Ended March 31, 2025
(Dollars in thousands)	Unrealized gain (loss) on available-for-sale securities	Cash flow hedges	Accumulated other comprehensive income
Balance at December 31, 2024	$(1,931)	$4,938	$3,007
Other comprehensive income/(loss)	588	(2,482)	(1,894)
Balance at March 31, 2025	$(1,343)	$2,456	$1,113

	For the Three Months Ended March 31, 2024
(Dollars in thousands)	Unrealized gain (loss) on available-for-sale securities	Cash flow hedges	Accumulated other comprehensive income
Balance at December 31, 2023	$(3,919)	$—	$(3,919)
Other comprehensive income/(loss)	855	—	855
Balance at March 31, 2024	$(3,064)	$—	$(3,064)

	For the Nine Months Ended March 31, 2025
(Dollars in thousands)	Unrealized gain (loss) on available-for-sale securities	Cash flow hedges	Accumulated other comprehensive income
Balance at June 30, 2024	$(2,466)	$—	$(2,466)
Other comprehensive income/(loss)	1,123	2,456	3,579
Balance at March 31, 2025	$(1,343)	$2,456	$1,113

	For the Nine Months Ended March 31, 2024
(Dollars in thousands)	Unrealized gain (loss) on available-for-sale securities	Cash flow hedges	Accumulated other comprehensive income
Balance at June 30, 2023	$(6,610)	$—	$(6,610)
Other comprehensive income/(loss)	3,546	—	3,546
Balance at March 31, 2024	$(3,064)	$—	$(3,064)
The following table presents the pre-tax and after-tax changes in the components of other comprehensive income.

	For the Three Months Ended March 31, 2025			For the Three Months Ended March 31, 2024
(Dollars in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gain/(loss) on investment securities:
Net unrealized gains/(losses) arising during the period	$850	$(262)	$588	$1,211	$(356)	$855
Reclassification adjustment for realized (gains)/losses included in net income	—	—	—	—	—	—
Net change	$850	$(262)	$588	$1,211	$(356)	$855
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	$(2,464)	$763	$(1,701)	$—	$—	$—
Reclassification adjustment for realized (gains)/losses included in net income	(1,130)	349	(781)	—	—	—
Net change	(3,594)	1,112	(2,482)	—	—	—
Total other comprehensive income/(loss)	$(2,744)	$850	$(1,894)	$1,211	$(356)	$855

	For the Nine Months Ended March 31, 2025			For the Nine Months Ended March 31, 2024
(Dollars in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gain/(loss) on investment securities:
Net unrealized gains/(losses) arising during the period	$1,581	$(458)	$1,123	$5,072	$(1,526)	$3,546
Reclassification adjustment for realized (gains)/losses included in net income	—	—	—	—	—	—
Net change	$1,581	$(458)	$1,123	$5,072	$(1,526)	$3,546
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	$6,162	$(1,904)	$4,258	$—	$—	$—
Reclassification adjustment for realized (gains)/losses included in net income	(2,608)	806	(1,802)	—	—	—
Net change	3,554	(1,098)	2,456	—	—	—
Total other comprehensive income	$5,135	$(1,556)	$3,579	$5,072	$(1,526)	$3,546
8.    EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings per common share (“EPS”):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
Earnings Per Common Share
Net income	$105,206	$110,720	$322,233	$345,136
Average common shares issued and outstanding	57,029,078	56,932,050	57,019,301	57,699,236
Earnings per common share	$1.84	$1.94	$5.65	$5.98
Diluted Earnings Per Common Share
Average common shares issued and outstanding	57,029,078	56,932,050	57,019,301	57,699,236
Dilutive effect of average unvested RSUs	1,145,618	1,105,648	1,008,579	1,008,579
Average dilutive common shares outstanding	58,174,696	58,037,698	58,027,880	58,707,815
Diluted earnings per common share	$1.81	$1.91	$5.55	$5.88
Weighted average antidilutive common stock equivalents (excluded from the computation of EPS)	11,426	723	4,668	24,524
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
In addition, the Company has $29.0 million of commitments to contribute capital to LIHTC investments included in “Accounts payable and other liabilities” on the Consolidated Balance Sheets. See Note 12—“Other Assets” for additional information on LIHTC investments.

(dollars in thousands)	March 31, 2025
Commitments to fund loans	$5,191,149
Commitments to sell loans	$5,298
Standby letters of credit	$1,988
Commitments to contribute capital	$3,514
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
Litigation. A consolidated derivative action, In re BofI Holding, Inc., Case No. 15cv2722 GPC (KSC), is pending before the United States District Court for the Southern District of California (the “Derivative Action”). The complaint in the Derivative Action sets forth allegations made in a related employment action, Erhart v. BofI Holding Inc., No. 15cv2287 BAS (NLS) (S.D. Cal.) (the “Employment Action”) brought by a former employee of the Company and was stayed pending resolution of the Employment Action. On October 4, 2023, the court hearing the Employment Action entered a final amended judgment awarding damages and attorneys’ fees to the plaintiff. The defendant filed a Notice of Appeal from the Employment Action judgment and all orders merged therein, and the parties have filed opening and responsive briefs and an oral argument was held on January 15, 2025. On January 2, 2024, the Derivative Action plaintiff filed a Third Amended Complaint. On March 5, 2024, the court stayed the case until resolution of the appeal in the Employment Action. On February 6, 2025, the appellate court affirmed the jury’s verdict in the Employment Action in a short, unpublished decision. The Employment Action defendant is exploring a further appeal of the verdict. The Derivative Action defendants filed a Motion to Dismiss the Third Amended Complaint on April 4, 2025. Such defendants dispute, and intend to vigorously defend against, the allegations raised in the Third Amended Complaint. The Derivative Action plaintiff seeks damages on behalf of the Company with respect to the Employment Action and also seeks damages on behalf of the Company in connection with a now settled securities class action that was also based upon allegations made in the Employment Action and settled within available insurance coverage without attribution of wrongdoing to the Company, its management, or its directors.
On October 26, 2022, a jury verdict was reached in the case of MUFG Union Bank, N.A. v. Axos Bank, et al, awarding damages to MUFG Union Bank, N.A. On March 21, 2025, the Company paid all amounts owed under the judgment at an amount less than previously accrued.
The following three putative class action lawsuits are pending in the United States District Court, Southern District of California, under the following case names and numbers: (1) In re Axos Bank d/b/a UFB Direct Litigation, 3:23-cv-02266-BJC-DTF; (2) Pliszka et al. v. Axos Bank d/b/a UFB Direct, Case No. 3:24-cv-00445-BJC-DTF; and (3) Ash et al. v. Axos Bank d/b/a UFB Direct, Case No. 3:24-cv-01157-BJC-DTF (collectively, the “UFB Actions”). The plaintiffs in the UFB Actions allege that certain rate representations made by Axos Bank with respect to its UFB products were false or misleading. Axos Bank filed a motion to compel arbitration or dismiss the complaint in each of the UFB Actions. On September 13, 2024, the court entered an order compelling arbitration in each lawsuit. Accordingly, a separate AAA arbitration was initiated with respect to each of the UFB Actions. On March 26, 2025, the arbitrator in one of the arbitration proceedings issued an order finding that none of the claims raised are subject to arbitration, dismissing the arbitration and remanding the case back to the United States District Court. There have been no determinations as to the eligibility of arbitration in the two remaining arbitrations. All defendants dispute, and intend to vigorously defend against, the allegations raised in the UFB Actions. The Company does not expect the ultimate outcome of the UFB Actions to have a material adverse effect on its consolidated results of operations, financial position or cash flows. It is not presently possible to state whether the likelihood of an unfavorable outcome is probable or remote, or to estimate the amount or range of any possible loss to the Company should an unfavorable outcome occur.

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
In order to reconcile the two segments to the consolidated totals, the Company includes corporate activities and intercompany eliminations. The following tables present the operating results, goodwill, and assets of the segments:

	For the Three Months Ended March 31, 2025
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$272,260	$6,942	$(3,738)	$275,464
Provision for credit losses	14,500	—	—	14,500
Non-interest income	12,666	30,611	(9,904)	33,373
Non-interest expense	118,325	28,416	(480)	146,261
Income before taxes	$152,101	$9,137	$(13,162)	$148,076

	For the Three Months Ended March 31, 2024
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$258,435	$7,133	$(3,962)	$261,606
Provision for credit losses	6,000	—	—	6,000
Non-interest income	11,908	32,746	(11,491)	33,163
Non-interest expense	104,959	32,488	(4,219)	133,228
Income before taxes	$159,384	$7,391	$(11,234)	$155,541

	For the Nine Months Ended March 31, 2025
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$837,472	$21,216	$(11,077)	$847,611
Provision for credit losses	40,748	—	—	40,748
Non-interest income	24,204	89,517	(23,940)	89,781
Non-interest expense	351,176	84,685	3,185	439,046
Income before taxes	$469,752	$26,048	$(38,202)	$457,598

	For the Nine Months Ended March 31, 2024
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$694,289	$18,755	$(11,677)	$701,367
Provision for credit losses	26,500	—	—	26,500
Non-interest income	128,244	99,942	(36,387)	191,799
Non-interest expense	308,027	87,979	(20,433)	375,573
Income before taxes	$488,006	$30,718	$(27,631)	$491,093

	As of March 31, 2025
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$59,953	$1,999	$97,673
Total Assets	$23,206,934	$767,441	$6,779	$23,981,154

	As of June 30, 2024
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$59,953	$1,999	$97,673
Total Assets	$22,165,627	$649,254	$40,453	$22,855,334

Revenue Information. The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Accounting Standards Codification (“ASC”) 606 for the periods indicated. For additional information on the Company’s recognition of revenue and ASC 606, see Note 1—“Organizations and Summary of Significant Accounting Policies” in the 2024 Form 10-K.

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2025	2024	2025	2024
Advisory fee income	$8,120	$8,105	$24,047	$23,686
Broker-dealer clearing fees	6,002	4,885	16,780	16,488
Deposit service fees	924	525	4,234	3,619
Card fees	589	495	2,195	1,909
Bankruptcy trustee and fiduciary service fees	351	1,418	2,746	4,209
Non-interest income (in-scope of ASC 606)	15,986	15,428	50,002	49,911
Non-interest income (out-of-scope of ASC 606)	17,387	17,735	39,779	141,888
Total non-interest income	$33,373	$33,163	$89,781	$191,799
11.        BORROWINGS, SUBORDINATED NOTES AND DEBENTURES
Subordinated Notes. On July 15, 2024, the Company paid $2.6 million to repurchase $3.0 million par value of its 4.00% Fixed-to-Floating Rate Subordinated Notes due March 1, 2032 resulting in a pre-tax non-cash gain on extinguishment of $0.4 million, after accounting for unamortized issuance costs and accrued interest. On September 27, 2024, the Company paid $9.2 million to repurchase $9.5 million par value of its 4.875% Fixed-to-Floating Rate Subordinated Notes due October 1, 2030 resulting in a pre-tax non-cash gain on extinguishment of $0.2 million, after accounting for unamortized issuance costs and accrued interest. The non-cash gains are recorded in “General and administrative expense” in the condensed Consolidated Statements of Income for the nine months ended March 31, 2025. For additional information on borrowings, see Note 13—“Borrowings, Subordinated Notes and Debentures” in the 2024 Form 10-K.
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
BOLI. The Company purchased $100 million of BOLI policies on the lives of certain executives of the Company during the nine months ended March 31, 2025. The Company is the owner and sole beneficiary of the policies.
LIHTC Investments. The Company recognized the following income and tax benefits for its LIHTC investments.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(Dollars in thousands)	2025	2024	2025	2024
Tax credits recognized	$1,476	$854	$4,282	$2,562
Other tax benefits recognized	485	269	953	713
Amortization	(1,747)	(826)	(4,400)	(2,349)
Net benefit (expense) included in income tax expense	214	297	835	926
Other income (loss) included in banking and service fees	—	—	—	2
Net benefit (expense) included in the Consolidated Statements of Income	$214	$297	$835	$928

The Company recognized the following investments on its balance sheets.

(Dollars in thousands)	As of March 31, 2025	As of June 30, 2024
LIHTC investments	$61,472	$65,873
LIHTC unfunded commitments[1]	$28,980	$40,617
1LIHTC unfunded commitments are included in “Accounts Payable and Other Liabilities” on the Consolidated Balance Sheets.
For the three and nine months ended March 31, 2025 and 2024, there have been no significant modifications or events that resulted in the change in the nature of the LIHTC investments or any changes in the relationship with the underlying project.
For the three and nine months ended March 31, 2025 and 2024, there has been no impairment loss recognized from the forfeiture or ineligibility of income tax credits.

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
Some matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, the Company’s financial prospects and other projections of our performance and asset quality, our deposit balances and capital ratios, our ability to continue to grow profitably and increase our business, our ability to continue to diversify lending and deposit franchises, the anticipated timing and financial performance of other offerings, initiatives, and acquisitions, expectations of the environment in which we operate and projections of future performance. Actual results and the timing of events could differ materially from those expressed or implied in such forward-looking statements as a result of risks and uncertainties, including without limitation our ability to successfully integrate acquisitions and realize the anticipated benefits of the transactions, changes in the interest rate environment, monetary policy, inflation, tariffs, government regulation, general economic conditions, changes in the competitive marketplace, conditions in the real estate markets in which we operate, risks associated with credit quality, our ability to attract and retain deposits and access other sources of liquidity, and the outcome and effects of litigation and other factors beyond our reasonable control. These and other risks and uncertainties are discussed under the heading “Item 1A. Risk Factors” herein and in our 2024 Form 10-K, which has been filed with the SEC, could cause actual results to differ materially from those expressed or implied in any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. All forward-looking statements are qualified in their entirety by this cautionary statement, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.
General
Our Company is a technology-driven, diversified financial services company with approximately $24.0 billion in assets and approximately $37.1 billion of assets under custody and/or administration at Axos Clearing LLC (“Axos Clearing”). Our client-centric, technology platforms provide secure and scalable banking, clearing and custody, and investment advisory solutions to retail and business customers. Axos Bank (the “Bank”) provides consumer and commercial banking products through its digital online and mobile banking platforms, low-cost distribution channels and affinity partners. Our Bank offers deposit and lending products to customers nationwide including consumer and business checking, savings and time deposit accounts and single family and multifamily residential mortgages, commercial real estate mortgages and loans, fund and lender finance loans, asset-based loans, auto loans and other consumer loans. Our Bank generates non-interest income from consumer and business products, including fees from loans originated for sale, deposit account service fees, prepayment fees, as well as technology and payment transaction processing fees. We offer securities products and services to independent registered investment advisors (“RIAs”) and introducing broker dealers (“IBDs”) through Axos Clearing and Axos Advisor Services (“AAS”) and direct-to-consumer securities trading and digital investment management products through Axos Invest, Inc. (“Axos Invest”). AAS and Axos Clearing generate interest and fee income by providing comprehensive securities custody services to RIAs and clearing, stock lending and margin lending services to IBDs, respectively. Axos Invest generates fee income from self-directed securities trading and margin lending and fee income from digital wealth management services to consumers. Our common stock is listed on the New York Stock Exchange under the ticker symbol “AX” and is a component of the Russell 2000® Index, the KBW Nasdaq Financial Technology Index, the S&P SmallCap 600® Index, and the Travillian Tech-Forward Bank Index.
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
Below is a reconciliation of net income, the nearest comparable GAAP measure, to adjusted earnings and adjusted EPS (Non-GAAP):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
Net income	$105,206	$110,720	$322,233	$345,136
FDIC Loan Purchase - Gain on purchase	—	—	—	(92,397)
FDIC Loan Purchase - Provision for credit losses	—	—	—	4,648
Acquisition-related costs	1,604	2,719	5,804	8,289
Other costs[1]	(1,879)	—	(1,879)	—
Income tax effect	80	(784)	(1,161)	23,616
Adjusted earnings (Non-GAAP)	$105,011	$112,655	$324,997	$289,292

Average dilutive common shares outstanding	58,174,696	58,037,698	58,027,880	58,707,815

Diluted EPS	$1.81	$1.91	$5.55	$5.88
FDIC Loan Purchase - Gain on purchase	—	—	—	(1.57)
FDIC Loan Purchase - Provision for credit losses	—	—	—	0.08
Acquisition-related costs	0.03	0.05	0.10	0.14
Other costs[1]	(0.03)	—	(0.03)	—
Income tax effect	—	(0.02)	(0.02)	0.40
Adjusted EPS (Non-GAAP)	$1.81	$1.94	$5.60	$4.93
1 Other costs primarily reflects the payment of a legal judgment at an amount less than previously accrued.
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

Below is a reconciliation of total stockholders’ equity, the nearest comparable GAAP measure, to tangible book value (Non-GAAP):

(Dollars in thousands, except per share data)	March 31, 2025	June 30, 2024	March 31, 2024
Common stockholders’ equity	$2,603,900	$2,290,596	$2,196,293
Less: servicing rights, carried at fair value	27,585	28,924	28,130
Less: goodwill and other intangible assets—net	135,966	141,769	144,324
Tangible common stockholders’ equity (Non-GAAP)	$2,440,349	$2,119,903	$2,023,839

Common shares outstanding at end of period	56,865,524	56,894,565	57,079,429

Book value per common share	45.79	40.26	38.48
Less: servicing rights, carried at fair value per common share	0.49	0.51	0.49
Less: goodwill and other intangible assets—net per common share	2.39	2.49	2.53
Tangible book value per common share (Non-GAAP)	$42.91	$37.26	$35.46

SELECTED FINANCIAL INFORMATION

(Dollars in thousands, except per share data)	March 31, 2025	June 30, 2024	March 31, 2024
Selected Balance Sheet Data:
Total assets	$23,981,154	$22,855,334	$22,642,133
Loans—net of allowance for credit losses	20,193,630	19,231,385	18,733,455
Loans held for sale, carried at fair value	15,644	16,482	16,239
Allowance for credit losses	279,950	260,542	257,522
Trading securities	346	353	592
Available-for-sale securities	79,958	141,611	207,582
Securities borrowed	91,915	67,212	105,853
Customer, broker-dealer and clearing receivables	300,907	240,028	292,630
Total deposits	20,136,714	19,359,217	19,103,532
Advances from the Federal Home Loan Bank	60,000	90,000	90,000
Borrowings, subordinated notes and debentures	377,427	325,679	330,389
Securities loaned	111,094	74,177	119,800
Customer, broker-dealer and clearing payables	314,399	301,127	387,176
Total stockholders’ equity	$2,603,900	$2,290,596	$2,196,293

Common shares outstanding at end of period	56,865,524	56,894,565	57,079,429
Common shares issued at end of period	70,813,637	70,221,632	70,033,523

Per Common Share Data:
Book value per common share	$45.79	$40.26	$38.48
Tangible book value per common share (Non-GAAP)[1]	$42.91	$37.26	$35.46

Capital Ratios:
Equity to assets at end of period	10.86%	10.02%	9.70%
Axos Financial, Inc.:
Tier 1 leverage (to adjusted average assets)	10.45%	9.43%	9.33%
Common equity tier 1 capital (to risk-weighted assets)	12.39%	12.01%	11.47%
Tier 1 capital (to risk-weighted assets)	12.39%	12.01%	11.47%
Total capital (to risk-weighted assets)	15.21%	14.84%	14.26%
Axos Bank:
Tier 1 leverage (to adjusted average assets)	10.14%	9.74%	9.86%
Common equity tier 1 capital (to risk-weighted assets)	12.31%	12.74%	12.47%
Tier 1 capital (to risk-weighted assets)	12.31%	12.74%	12.47%
Total capital (to risk-weighted assets)	13.49%	13.81%	13.49%
Axos Clearing LLC:
Net capital	$79,264	$101,462	$102,963
Excess capital	$73,172	$96,654	$97,646
Net capital as a percentage of aggregate debit items	26.02%	42.21%	38.73%
Net capital in excess of 5% aggregate debit items	$64,035	$89,442	$89,671

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
Selected Income Statement Data:
Interest and dividend income	$432,722	$443,564	$1,373,052	$1,202,179
Interest expense	157,258	181,958	525,441	500,812
Net interest income	275,464	261,606	847,611	701,367
Provision for credit losses	14,500	6,000	40,748	26,500
Net interest income, after provision for credit losses	260,964	255,606	806,863	674,867
Non-interest income	33,373	33,163	89,781	191,799
Non-interest expense	146,261	133,228	439,046	375,573
Income before income taxes	148,076	155,541	457,598	491,093
Income taxes	42,870	44,821	135,365	145,957
Net income	$105,206	$110,720	$322,233	$345,136

Weighted average number of common shares outstanding:
Basic	57,029,078	56,932,050	57,019,301	57,699,236
Diluted	58,174,696	58,037,698	58,027,880	58,707,815

Per Common Share Data:
Net income:
Basic	$1.84	$1.94	$5.65	$5.98
Diluted	$1.81	$1.91	$5.55	$5.88
Adjusted earnings per common share (Non-GAAP)[1]	$1.81	$1.94	$5.60	$4.93

Performance Ratios and Other Data:
Growth in loans held for investment, net	$706,903	$469,101	$962,245	$2,276,727
Loan originations for sale	$20,962	$47,281	$157,358	$144,731
Return on average assets	1.77%	1.98%	1.81%	2.18%
Return on average common stockholders’ equity	16.44%	20.71%	17.47%	22.65%
Interest rate spread[2]	3.91%	3.88%	3.98%	3.62%
Net interest margin[3]	4.78%	4.87%	4.93%	4.61%
Net interest margin[3] – Banking Business Segment	4.83%	4.92%	4.97%	4.68%
Efficiency ratio[4]	47.36%	45.20%	46.84%	42.05%
Efficiency ratio[4] – Banking Business Segment	41.53%	38.82%	40.75%	37.45%

Asset Quality Ratios:
Net annualized charge-offs to average loans	0.09%	0.07%	0.12%	0.05%
Nonaccrual loans to total loans	0.89%	0.63%	0.89%	0.63%
Non-performing assets to total assets	0.79%	0.55%	0.79%	0.55%
Allowance for credit losses - loans to total loans held for investment	1.37%	1.36%	1.37%	1.36%
Allowance for credit losses - loans to nonaccrual loans[5]	151.28%	210.95%	151.28%	210.95%
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

RESULTS OF OPERATIONS
Comparison of the Three and Nine Months Ended March 31, 2025 and 2024
For the three months ended March 31, 2025, we had net income of $105.2 million, or $1.81 per diluted share, compared to net income of $110.7 million, or $1.91 per diluted share, for the three months ended March 31, 2024. For the nine months ended March 31, 2025, we had net income of $322.2 million, or $5.55 per diluted share, compared to net income of $345.1 million, or $5.88 per diluted share, for the nine months ended March 31, 2024.
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

	For the Three Months Ended,
	March 31, 2025			March 31, 2024
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$19,768,408	$394,777	7.99%	$18,734,531	$405,280	8.65%
Non-purchased loans	18,793,216	359,855	7.66%	17,755,545	363,558	8.19%
Purchased loans[5]	975,192	34,922	14.32%	978,986	41,722	17.05%
Interest-earning deposits in other financial institutions	2,767,197	30,347	4.39%	2,199,373	29,493	5.36%
Mortgage-backed and other securities[4]	92,047	1,012	4.40%	220,176	2,695	4.90%
Securities borrowed and margin lending[6]	383,986	6,072	6.33%	318,723	5,701	7.15%
Stock of the regulatory agencies	29,598	514	6.95%	17,250	395	9.16%
Total interest-earning assets	23,041,236	432,722	7.51%	21,490,053	443,564	8.26%
Non-interest-earning assets	770,670			855,263
Total assets	$23,811,906			$22,345,316
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$16,172,049	$145,121	3.59%	$14,954,432	$165,283	4.42%
Time deposits	785,669	7,573	3.86%	1,102,472	11,454	4.16%
Securities loaned	133,629	333	1.00%	121,920	376	1.23%
Advances from the FHLB	60,000	306	2.04%	105,243	735	2.79%
Borrowings, subordinated notes and debentures	330,661	3,925	4.75%	335,840	4,110	4.90%
Total interest-bearing liabilities	17,482,008	157,258	3.60%	16,619,907	181,958	4.38%
Non-interest-bearing demand deposits	3,008,995			2,753,093
Other non-interest-bearing liabilities	761,518			834,075
Stockholders’ equity	2,559,385			2,138,241
Total liabilities and stockholders’ equity	$23,811,906			$22,345,316
Net interest income		$275,464			$261,606
Interest rate spread[7]			3.91%			3.88%
Net interest margin[8]			4.78%			4.87%
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
8.Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

	For the Nine Months Ended,
	March 31, 2025			March 31, 2024
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$19,618,514	$1,243,874	8.45%	$17,624,685	$1,090,106	8.25%
Non-purchased loans	18,646,651	1,119,690	8.01%	17,214,338	1,036,437	8.03%
Purchased loans[5]	971,863	124,184	17.04%	410,347	53,669	17.44%
Interest-earning deposits in other financial institutions	2,837,573	104,420	4.91%	2,105,053	85,740	5.43%
Mortgage-backed and other securities[4]	120,409	4,539	5.03%	230,250	9,031	5.23%
Securities borrowed and margin lending[6]	344,053	18,793	7.28%	329,015	16,163	6.55%
Stock of the regulatory agencies	26,043	1,426	7.30%	17,250	1,139	8.80%
Total interest-earning assets	22,946,592	1,373,052	7.98%	20,306,253	1,202,179	7.89%
Non-interest-earning assets	760,495			834,111
Total assets	$23,707,087			$21,140,364
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$16,146,543	$484,330	4.00%	$13,907,471	$449,748	4.31%
Time deposits	864,165	26,492	4.09%	1,092,719	33,280	4.06%
Securities loaned	114,780	1,353	1.57%	164,258	1,835	1.49%
Advances from the FHLB	79,162	1,342	2.26%	95,048	1,794	2.52%
Borrowings, subordinated notes and debentures	325,006	11,924	4.89%	368,661	14,155	5.12%
Total interest-bearing liabilities	17,529,656	525,441	4.00%	15,628,157	500,812	4.27%
Non-interest-bearing demand deposits	2,971,989			2,735,604
Other non-interest-bearing liabilities	747,362			745,680
Stockholders’ equity	2,458,080			2,030,923
Total liabilities and stockholders’ equity	$23,707,087			$21,140,364
Net interest income		$847,611			$701,367
Interest rate spread[7]			3.98%			3.62%
Net interest margin[8]			4.93%			4.61%
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

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
	2025 vs 2024			2025 vs 2024
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
Increase (decrease) in interest income:
Loans	$21,540	$(32,043)	$(10,503)	$126,632	$27,136	$153,768
Non-purchased loans	21,701	(25,404)	(3,703)	54,858	28,395	83,253
Purchased loans[1]	(161)	(6,639)	(6,800)	71,774	(1,259)	70,515
Interest-earning deposits in other financial institutions	6,773	(5,919)	854	27,525	(8,845)	18,680
Mortgage-backed and other securities	(1,432)	(251)	(1,683)	(4,159)	(333)	(4,492)
Securities borrowed and margin lending	1,075	(704)	371	764	1,866	2,630
Stock of the regulatory agencies	231	(112)	119	505	(218)	287
Total increase (decrease) in interest income	$28,187	$(39,029)	$(10,842)	$151,267	$19,606	$170,873
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$12,673	$(32,835)	$(20,162)	$68,603	$(34,021)	$34,582
Time deposits	(3,102)	(779)	(3,881)	(7,031)	243	(6,788)
Securities loaned	33	(76)	(43)	(577)	95	(482)
Advances from the FHLB	(264)	(165)	(429)	(280)	(172)	(452)
Borrowings, subordinated notes and debentures	(62)	(123)	(185)	(1,617)	(614)	(2,231)
Total increase (decrease) in interest expense	$9,278	$(33,978)	$(24,700)	$59,098	$(34,469)	$24,629
1 Purchased loans include loans, loan discounts and unearned fees related to the FDIC Loan Purchase.
Net Interest Income
For the three months ended March 31, 2025, net interest income totaled $275.5 million, an increase of $13.9 million, or 5.3%, compared to net interest income of $261.6 million for the three months ended March 31, 2024. For the three months ended March 31, 2025, net interest margin decreased by 9 basis points compared to the net interest margin of 4.87% for the three months ended March 31, 2024.
For the three months ended March 31, 2025, total interest and dividend income decreased 2.4% from the three months ended March 31, 2024, primarily due to a $10.5 million decrease in interest income on loans, mainly attributable to lower rates earned on loans, partially offset by higher loan balances.
For the three months ended March 31, 2025, total interest expense decreased 13.6% from the three months ended March 31, 2024, primarily due to a $20.2 million decrease in interest expense on demand and savings deposits, reflecting lower rates paid, partially offset by higher deposit balances.
For the nine months ended March 31, 2025, net interest income totaled $847.6 million, an increase of $146.2 million, or 20.9%, compared to net interest income of $701.4 million for the nine months ended March 31, 2024. For the nine months ended March 31, 2025, net interest margin increased by 32 basis points compared to the net interest margin of 4.61% for the nine months ended March 31, 2024.
For the nine months ended March 31, 2025, total interest and dividend income increased 14.2% from the nine months ended March 31, 2024, primarily due to a $153.8 million increase in interest income on loans, attributable to higher loan balances and higher rates earned, and a $18.7 million increase in interest income on interest-earning deposits at other financial institutions.
For the nine months ended March 31, 2025, total interest expense increased 4.9% from the nine months ended March 31, 2024, primarily due to a $34.6 million increase in interest expense on demand and savings deposits, mainly reflecting higher deposit balances, partially offset by lower rates paid.

Provision for Credit Losses
The provision for credit losses was $14.5 million and $40.7 million for the three and nine months ended March 31, 2025, respectively, compared to $6.0 million and $26.5 million for the three and nine months ended March 31, 2024, respectively. The provision for credit losses consists of provisions for both funded loans and for unfunded lending commitments. The provision for credit losses for funded loans was $13.8 million and $37.0 million for the three and nine months ended March 31, 2025, respectively, and was primarily driven by the commercial & industrial - non-RE portfolio, reflecting loan growth, as well as the quantitative impact of macroeconomic variables in the allowance for credit losses model, including the 5-year and 10-year U.S. Treasury rates. The provision was also impacted by increases in specific reserves and certain qualitative adjustments. The provision for credit losses for unfunded lending commitments of $0.8 million and $3.8 million for the three and nine months ended March 31, 2025, respectively, was primarily driven by unfunded lending commitment growth, primarily in the commercial real estate and commercial & industrial - non-RE portfolios. Provisions for credit losses are charged to income to bring the allowance for credit losses for loans and unfunded lending commitments to a level deemed appropriate by management based on the factors discussed under the heading “Financial Condition—Asset Quality and Allowance for Credit Losses - Loans.”
Non-Interest Income
The following table sets forth information regarding our non-interest income:

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
(Dollars in thousands)	2025	2024	Inc (Dec)	2025	2024	Inc (Dec)
Broker-dealer fee income	$12,121	$12,087	$34	$34,220	$37,083	$(2,863)
Advisory fee income	8,120	8,105	15	24,047	23,686	361
Banking and service fees	10,254	8,876	1,378	28,680	27,287	1,393
Mortgage banking and servicing rights income	1,499	2,180	(681)	152	6,811	(6,659)
Prepayment penalty fee income	1,379	1,915	(536)	2,682	4,535	(1,853)
Gain on acquisition	—	—	—	—	92,397	(92,397)
Total non-interest income	$33,373	$33,163	$210	$89,781	$191,799	$(102,018)

For the three months ended March 31, 2025, non-interest income increased by $0.2 million, or 0.6%, primarily due to an increase in banking and servicing fee income, primarily driven by higher income on BOLI policies, partially offset by decreases of:
•$0.7 million in mortgage banking and servicing rights income, primarily attributable to an unfavorable servicing rights fair value adjustment in the current period; and
• $0.5 million in prepayment penalty fee income, reflecting lower levels of prepayments.
For the nine months ended March 31, 2025, non-interest income decreased by $102.0 million, or 53.2%, primarily due to the absence of the gain on the FDIC Loan Purchase in the prior year period, as well as a decrease of $6.7 million in mortgage banking and servicing rights income, primarily attributable to losses related to loans sold and the absence of a $1.9 million fair value gain in the prior year period.
Non-Interest Expense
The following table sets forth information regarding our non-interest expense:

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
(Dollars in thousands)	2025	2024	Inc (Dec)	2025	2024	Inc (Dec)
Salaries and related costs	$74,677	$67,419	$7,258	$223,067	$182,113	$40,954
Data and operational processing	21,776	18,243	3,533	60,075	52,653	7,422
Depreciation and amortization	6,847	7,221	(374)	21,328	19,587	1,741
Advertising and promotional	11,437	10,282	1,155	36,735	30,451	6,284
Professional services	8,243	9,073	(830)	27,210	24,860	2,350
Occupancy and equipment	4,645	4,254	391	13,169	12,101	1,068
FDIC and regulatory fees	7,620	5,232	2,388	20,568	13,616	6,952
Broker-dealer clearing charges	4,177	4,459	(282)	12,783	14,419	(1,636)
General and administrative expense	6,839	7,045	(206)	24,111	25,773	(1,662)
Total non-interest expense	$146,261	$133,228	$13,033	$439,046	$375,573	$63,473
For the three months ended March 31, 2025, non-interest expense increased $13.0 million, or 9.8%, primarily due to increases of:
•$7.3 million in salaries and related costs primarily due to increased headcount and salaries;
•$3.5 million in data and operating processing to support the Company’s growth and continued investments in technology; and
•$2.4 million in FDIC and regulatory fees primarily due to higher FDIC assessments.
For the nine months ended March 31, 2025, non-interest expense increased $63.5 million, or 16.9%, primarily due to increases of:
•$41.0 million in salaries and related costs primarily due to increased headcount and salaries;
•$7.4 million in data and operational processing to support the Company’s growth and continued investments in technology; and
•$7.0 million in FDIC and regulatory fees primarily due to higher FDIC assessments.
Additionally, general and administrative expense decreased $0.2 million and $1.7 million, for the three and nine months ended March 31, 2025, respectively, primarily due to the payment of the MUFG Union Bank N.A. judgment at an amount less than previously accrued.

Provision for Income Taxes
Income tax expense was $42.9 million and $135.4 million for the three and nine months ended March 31, 2025, respectively, compared to $44.8 million and $146.0 million for three and nine months ended March 31, 2024, respectively. Our effective income tax rates for the three months ended March 31, 2025 and 2024 were 28.95% and 28.82%. Our effective income tax rates for the nine months ended March 31, 2025 and 2024 were 29.58% and 29.72%, respectively.
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
The following tables present the operating results of the segments:

	For the Three Months Ended March 31, 2025
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$272,260	$6,942	$(3,738)	$275,464
Provision for credit losses	14,500	—	—	14,500
Non-interest income	12,666	30,611	(9,904)	33,373
Non-interest expense	118,325	28,416	(480)	146,261
Income before income taxes	$152,101	$9,137	$(13,162)	$148,076

	For the Three Months Ended March 31, 2024
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$258,435	$7,133	$(3,962)	$261,606
Provision for credit losses	6,000	—	—	6,000
Non-interest income	11,908	32,746	(11,491)	33,163
Non-interest expense	104,959	32,488	(4,219)	133,228
Income before income taxes	$159,384	$7,391	$(11,234)	$155,541

	For the Nine Months Ended March 31, 2025
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$837,472	$21,216	$(11,077)	$847,611
Provision for credit losses	40,748	—	—	40,748
Non-interest income	24,204	89,517	(23,940)	89,781
Non-interest expense	351,176	84,685	3,185	439,046
Income before income taxes	$469,752	$26,048	$(38,202)	$457,598

	For the Nine Months Ended March 31, 2024
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$694,289	$18,755	$(11,677)	$701,367
Provision for credit losses	26,500	—	—	26,500
Non-interest income	128,244	99,942	(36,387)	191,799
Non-interest expense	308,027	87,979	(20,433)	375,573
Income before income taxes	$488,006	$30,718	$(27,631)	$491,093

Banking Business Segment
For the three months ended March 31, 2025, the Banking Business Segment had income before income taxes of $152.1 million, compared to income before income taxes of $159.4 million for the prior year period. For the nine months ended March 31, 2025, the Banking Business Segment had income before income taxes of $469.8 million, compared to income before income taxes of $488.0 million for the prior year period.
For the three and nine months ended March 31, 2025, the Banking Business Segment’s net interest income increased $13.8 million, or 5.3%, and $143.2 million, or 20.6%, respectively, compared to net interest income for the three and nine months ended March 31, 2024, respectively. The increase in net interest income was primarily due to a decrease in rates paid on deposits and higher loan balances.
For the three and nine months ended March 31, 2025, the Banking Business Segment’s non-interest income increased $0.8 million, or 6.4%, and decreased $104.0 million, or 81.1%, respectively, compared to non-interest income for the three and nine months ended March 31, 2024. The increase in non-interest income for the three months ended March 31, 2025 was primarily due to higher income on BOLI policies, while the decrease for the nine months ended March 31, 2025 primarily reflects the absence of the gain on the FDIC Loan Purchase in the current period.
For the three and nine months ended March 31, 2025, the Banking Business Segment’s non-interest expense increased $13.4 million, or 12.7%, and $43.1 million, or 14.0%, respectively, compared to non-interest expense for the three and nine months ended March 31, 2024. The increase in non-interest expense for the three and nine months ended March 31, 2025 was primarily due to higher salaries and related costs primarily due to increased headcount and salaries.
We consider the ratios shown in the table below to be key indicators of the performance of our Banking Business Segment:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2025	2024	2025	2024
Efficiency ratio	41.53%	38.82%	40.75%	37.45%
Return on average assets	1.97%	2.25%	2.01%	2.24%
Interest rate spread	3.98%	3.90%	4.04%	3.67%
Net interest margin	4.83%	4.92%	4.97%	4.68%
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
Securities Business Segment
For the three and nine months ended March 31, 2025, our Securities Business Segment had income before income taxes of $9.1 million and $26.0 million, respectively, compared to income before income taxes of $7.4 million and $30.7 million, respectively, for the three and nine months ended March 31, 2024.
For the three months ended March 31, 2025, net interest income decreased $0.2 million, or 2.7%, and for the nine months ended March 31, 2025, net interest income increased $2.5 million, or 13.1%, respectively, compared to the prior year period. The decrease for the three months ended March 31, 2025 was primarily attributable to lower interest earned on deposits in other financial institutions and the increase for the nine months ended March 31, 2025 was primarily driven by lower average borrowings in the current year period.
For the three months ended March 31, 2025, non-interest income decreased $2.1 million, or 6.5%, and for the nine months ended March 31, 2025, non-interest income decreased $10.4 million, or 10.4%, respectively, compared to the prior year period. The decreases were primarily driven by lower broker-dealer fee income as a result of lower cash sorting balances in the current year periods.
For the three months ended March 31, 2025, non-interest expense decreased $4.1 million or 12.5%, and for the nine months ended March 31, 2025, non-interest expense decreased $3.3 million, or 3.7%, respectively, compared to the prior year period. The decreases reflect lower broker-dealer clearing charges and other costs.

The following table provides selected information for Axos Clearing:

(Dollars in thousands)	March 31, 2025	June 30, 2024
FDIC insured deposit program balances at banks	$1,337,184	$1,289,105
Margin balances	$282,438	$219,848
Cash reserves for the benefit of customers	$157,139	$113,676
Securities lending:
Interest-earning assets – securities borrowed	$91,915	$67,212
Interest-bearing liabilities – securities loaned	$111,094	$74,177
FINANCIAL CONDITION
Balance Sheet Analysis
Our total assets increased $1.1 billion, or 4.9%, to $24.0 billion at March 31, 2025, from $22.9 billion at June 30, 2024, primarily attributable to an increase in loans. Our total liabilities increased $0.8 billion, or 4.0%, to $21.4 billion at March 31, 2025 from $20.6 billion at June 30, 2024, primarily attributable to higher deposit balances.
Loans and Allowance for Credit Losses - Loans
The following table sets forth the composition of the loan portfolio:

	March 31, 2025		June 30, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single Family - Mortgage & Warehouse	$4,194,821	20.2%	$4,178,832	21.1%
Multifamily and Commercial Mortgage[1]	3,340,618	16.1%	3,861,931	19.5%
Commercial Real Estate[1]	6,356,559	30.7%	6,088,622	30.7%
Commercial & Industrial - Non-RE	6,389,964	30.8%	5,241,766	26.5%
Auto & Consumer	447,294	2.2%	431,660	2.2%
Total gross loans	20,729,256	100.0%	19,802,811	100.0%
Allowance for credit losses - loans	(279,950)		(260,542)
Unaccreted discounts and loan fees	(255,676)		(310,884)
Total net loans	$20,193,630		$19,231,385
1 Includes PCD loans of $280.0 million and $284.0 million in Multifamily and Commercial Mortgage and $44.5 million and $44.5 million in Commercial Real Estate as of March 31, 2025 and June 30, 2024, respectively. For further detail on PCD loans, see Note 1—“Summary of Significant Accounting Policies” in the 2024 Form 10-K.

Management establishes an allowance for credit losses based upon its evaluation of the expected lifetime credit losses related to the amortized cost basis of loans on the balance sheet. The net charge-off rate for the three months ended March 31, 2025 was 0.09%, compared to 0.07% for the three months ended March 31, 2024. The increase in the net charge-off rate was primarily driven by higher net charge-offs in the single family - mortgage & warehouse and the multifamily and commercial mortgage portfolio. For additional information regarding the Company’s allowance for credit losses, see Note 4—“Loans & Allowance for Credit Losses” in the accompanying interim condensed consolidated financial statements. For a discussion of the provision for credit losses for the three and nine months ended March 31, 2025, see Item 2—“Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.” We believe that the lower average LTV in the loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks.

Asset Quality
Non-performing Assets. Loans reaching 90 days past due are generally placed on nonaccrual status. Loans not yet reaching 90 days past due may be placed on nonaccrual status based on management’s assessment of the aging of contractual principal amounts due, among other factors. For an aging analysis of the Company’s loans held for investment as of March 31, 2025 and June 30, 2024, see Note 4—“Loans & Allowance for Credit Losses” in the accompanying interim condensed consolidated financial statements. Non-performing assets include nonaccrual loans plus other real estate owned and repossessed vehicles.
Non-performing assets consisted of the following:

(Dollars in thousands)	March 31, 2025	June 30, 2024	Increase (Decrease)
Non-performing assets:
Nonaccrual loans:
Single Family - Mortgage & Warehouse	$43,547	$45,711	$(2,164)
Multifamily and Commercial Mortgage	33,872	35,054	(1,182)
Commercial Real Estate	34,135	26,102	8,033
Commercial & Industrial - Non-RE	71,154	4,020	67,134
Auto & Consumer	2,352	2,472	(120)
Total nonaccrual loans	$185,060	$113,359	$71,701
Foreclosed real estate	2,999	1,840	1,159
Repossessed vehicles—Autos	800	610	190
Total non-performing assets	$188,859	$115,809	$73,050
Total nonaccrual loans as a percentage of total loans	0.89%	0.57%	0.32%
Total non-performing assets as a percentage of total assets	0.79%	0.51%	0.28%

Our non-performing assets increased to $188.9 million at March 31, 2025 from $115.8 million at June 30, 2024, primarily as a result of an increase in non-accrual loans of $71.7 million, mainly in the commercial & industrial - non-RE portfolio, and an increase in other real estate owned and repossessed vehicles of $1.3 million. Non-performing assets as a percentage of total assets increased to 0.79% at March 31, 2025 from 0.51% at June 30, 2024.

Available-for-Sale Securities
Total available-for-sale securities were $80.0 million as of March 31, 2025, compared with $141.6 million at June 30, 2024. During the nine months ended March 31, 2025, we purchased $22.4 million of securities and received principal repayments of $85.8 million. The remainder of the change for the available-for-sale securities portfolio is attributable to changes in the fair value of the securities.
Deposits
Deposits increased by $0.8 billion, or 4.0%, to $20.1 billion at March 31, 2025, from $19.4 billion at June 30, 2024. As of March 31, 2025 compared with June 30, 2024, interest-bearing demand and savings increased $886.5 million and non-interest-bearing deposits decreased by $6.0 million, while time deposits decreased $103.0 million.
The following table sets forth the composition of the deposit portfolio:

	March 31, 2025	June 30, 2024
(Dollars in thousands)	Amount	Amount
Non-interest-bearing	$2,969,634	$2,975,631

Interest-bearing demand and savings	$16,331,993	$15,445,490
Time deposits	835,087	938,096
Total interest bearing	$17,167,080	$16,383,586
Total deposits[1]	$20,136,714	$19,359,217
1 Total deposits includes brokered deposits of $1,799.8 million and $1,611.6 million as of March 31, 2025 and June 30, 2024, respectively, which include brokered time deposits of $400.1 million and $400.0 million as of March 31, 2025 and June 30, 2024, respectively.

The following table sets forth the number of deposit accounts by type:

	March 31, 2025	June 30, 2024	March 31, 2024
Non-interest-bearing	49,687	55,772	51,010
Interest-bearing checking and savings accounts	533,788	495,070	479,046
Time deposits	3,160	4,696	5,214
Total number of deposit accounts	586,635	555,538	535,270
Total deposits that exceeded the FDIC insurance limit or were not collateralized at March 31, 2025 and June 30, 2024 were $2.5 billion and $2.1 billion, respectively. The maturities of non-collateralized time deposits that exceeded the FDIC insurance limit were as follows:

(Dollars in thousands)	March 31, 2025
3 months or less	$5,612
3 months to 6 months	6,463
6 months to 12 months	6,644
Over 12 months	1,736
Total	$20,455
Borrowings
The following table sets forth the composition of our borrowings and the interest rates:

	March 31, 2025		June 30, 2024		March 31, 2024
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB Advances	$60,000	2.07%	$90,000	2.32%	$90,000	2.32%
Borrowings, subordinated notes and debentures	377,427	4.75%	325,679	4.57%	330,389	4.56%
Total borrowings	$437,427	4.38%	$415,679	4.08%	$420,389	4.08%

Weighted average cost of borrowings during the quarter	4.33%		4.61%		4.39%
Borrowings as a percent of total assets	1.82%		1.82%		1.86%
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
Stockholders’ Equity
Stockholders’ equity increased $313.3 million to $2,603.9 million at March 31, 2025, compared to $2,290.6 million at June 30, 2024. The increase was primarily the result of net income for the nine months ended March 31, 2025 of $322.2 million.

LIQUIDITY
Cash flow information is as follows:

	For the Nine Months Ended
	March 31,
(Dollars in thousands)	2025	2024
Operating Activities	$306,979	$268,506
Investing Activities	$(992,292)	$(2,162,131)
Financing Activities	$757,231	$1,857,450
During the nine months ended March 31, 2025, we had net cash inflows from operating activities of $307.0 million compared to inflows of $268.5 million for the nine months ended March 31, 2024. Net operating cash inflows and outflows fluctuate primarily due to the timing of the following: originations of loans held for sale, proceeds from loan sales, securities borrowed and loaned, and customer, broker-dealer and clearing receivables and payables and changes in other assets and payables.
Net cash outflows from investing activities totaled $992.3 million for the nine months ended March 31, 2025, while outflows totaled $2,162.1 million for the nine months ended March 31, 2024. The decrease in outflows was primarily due to absence of the FDIC Loan Purchase in the nine months ended March 31, 2025 as compared to the nine months ended March 31, 2024.
Net cash inflows from financing activities totaled $757.2 million for the nine months ended March 31, 2025, compared to net cash inflows from financing activities of $1,857.5 million for the nine months ended March 31, 2024. The decrease in net cash inflows from financing was primarily driven by a lower net increase in deposits during the nine months ended March 31, 2025.
As of March 31, 2025, the Bank could borrow up to 35% of its total assets from the FHLB. Borrowings are collateralized by pledging certain mortgage loans and available-for-sale securities to the FHLB. At March 31, 2025, the Company had $2,813.5 million available immediately and $4,820.7 million available with additional collateral and the Company had $4,272.6 million of loans and $0.1 million of securities pledged to the FHLB. At March 31, 2025, the Company had $250.0 million in unsecured federal funds lines of credit with five major banks under which there were no borrowings outstanding.
The Bank has the ability to borrow short-term from the FRBSF Discount Window. At March 31, 2025, the Bank did not have any borrowings outstanding and the amount available from this source was $7,554.3 million. Borrowings are collateralized by pledging commercial loans and consumer loans. At March 31, 2025, the Bank had $8,771.8 million of loans pledged to the FRBSF.
Axos Clearing has a $150 million third-party secured line of credit available for borrowing, as needed. As of March 31, 2025, there was $63.5 million outstanding on this credit facility. This credit facility bears interest at rates based on the Federal Funds rate and is due upon demand.
Axos Clearing has a $110 million third-party unsecured line of credit available for limited purpose borrowing. As of March 31, 2025, there was no amount outstanding on this credit facility. This credit facility bears interest at rates based on the Federal Funds rate and is due upon demand.
We view our liquidity sources to be stable and adequate for our anticipated needs and contingencies for both the short- and long-term. Due to the diversified sources of our deposits, while maintaining approximately 90% of our total Bank deposits in insured or collateralized accounts as of March 31, 2025, we believe we have the ability to increase our level of deposits, and have available other potential sources of funding, to address our liquidity needs for the foreseeable future.
For additional information on certain contractual and other obligations, see Note 9—“Commitments and Contingencies” and Note 12—“Other Assets”in the accompanying interim condensed consolidated financial statements and refer to Note 11—“Deposits,” Note 12—“Advances from the Federal Home Loan Bank” and Note 13—“Borrowings, Subordinated Notes and Debentures” in the 2024 Form 10-K.
On January 28, 2025, the Company entered into an equity distribution agreement pursuant to which the Company may issue and sell through distribution agents from time to time shares of the Company’s common stock in at-the-market offerings with an aggregate offering price of up to $150,000,000. The Company will issue the stock pursuant to a previously effective registration statement and a prospectus supplement filed with the SEC on January 28, 2025. No shares of the Company’s common stock have been issued pursuant to this offering.

CAPITAL RESOURCES AND REQUIREMENTS
The Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by the Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our Consolidated Financial Statements. The Federal Reserve establishes capital requirements for the Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for the Company and Bank. Information presented for March 31, 2025 reflects the Basel III capital requirements for both the Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. As part of its capital management, the Bank may pay dividends to the Company from time to time.
Quantitative measures established by regulation require the Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require the Company and Bank to maintain minimum ratios of tier 1 capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” the Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. At March 31, 2025, the Company and Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since March 31, 2025 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support the Company’s and Bank’s further growth and to maintain their “well capitalized” status.
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
The Company’s and Bank’s capital ratios and requirements were as follows:

	Axos Financial, Inc.		Axos Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	March 31, 2025	June 30, 2024	March 31, 2025	June 30, 2024
Regulatory Capital:
Tier 1	$2,475,063	$2,167,781	$2,330,763	$2,181,426
Common equity tier 1	$2,475,063	$2,167,781	$2,330,763	$2,181,426
Total capital	$3,039,361	$2,678,489	$2,554,697	$2,365,061

Assets:
Average adjusted	$23,682,841	$22,979,871	$22,985,805	$22,391,541
Total risk-weighted	$19,978,545	$18,049,571	$18,933,141	$17,128,880

Regulatory Capital Ratios:
Tier 1 leverage (to adjusted average assets)	10.45%	9.43%	10.14%	9.74%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	12.39%	12.01%	12.31%	12.74%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	12.39%	12.01%	12.31%	12.74%	8.00%	6.00%
Total capital (to risk-weighted assets)	15.21%	14.84%	13.49%	13.81%	10.00%	8.00%
Basel III requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At March 31, 2025 and June 30, 2024, our Company and Bank were in compliance with the capital conservation buffer requirement, which sets the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums to 7.0%, 8.5% and 10.5%, respectively.

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
The net capital position of Axos Clearing was as follows:

(Dollars in thousands)	March 31, 2025	June 30, 2024
Net capital	$79,264	$101,462
Excess Capital	$73,172	$96,654

Net capital as a percentage of aggregate debit items	26.02%	42.21%
Net capital in excess of 5% aggregate debit items	$64,035	$89,442
Axos Clearing, as a clearing broker, is subject to the SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the exclusive benefit of customers (“Customer Reserve Bank Account”) and proprietary accounts of brokers (“PAB Reserve Account”). As of March 31, 2025, Axos Clearing was in compliance with its Customer Reserve Bank Account and PAB Reserve Account deposit requirements.
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

Banking Business Segment
The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at March 31, 2025 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	March 31, 2025
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$2,088,819	$—	$—	$—	$2,088,819
Available-for-sale securities[1]	47,054	4,236	17,341	11,327	79,958
Stock of the FHLB, at cost	29,728	—	—	—	29,728
Loans[2]	14,062,726	1,781,410	4,234,894	114,600	20,193,630
Loans held for sale	15,644	—	—	—	15,644
Total interest-earning assets	16,243,971	1,785,646	4,252,235	125,927	22,407,779
Non-interest-earning assets	—	—	—	—	799,155
Total assets	$16,243,971	$1,785,646	$4,252,235	$125,927	$23,206,934
Interest-bearing liabilities:
Interest-bearing deposits[3]	$16,835,184	$245,010	$220,001	$—	$17,300,195
Advances from the FHLB	—	—	60,000	—	60,000
Total interest-bearing liabilities	16,835,184	245,010	280,001	—	17,360,195
Other non-interest-bearing liabilities	—	—	—	—	3,372,600
Stockholders’ equity	—	—	—	—	2,474,139
Total liabilities and equity	$16,835,184	$245,010	$280,001	$—	$23,206,934
Net interest rate sensitivity gap	$(591,213)	$1,540,636	$3,972,234	$125,927	$5,047,584
Cumulative gap	$(591,213)	$949,423	$4,921,657	$5,047,584	$5,047,584
Net interest rate sensitivity gap—as a % of total interest earning assets	(2.64)%	6.88%	17.73%	0.56%	22.53%
Cumulative gap—as % of total cumulative interest earning assets	(2.64)%	4.24%	21.96%	22.53%	22.53%
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

The above table provides an approximation of the projected re-pricing of assets and liabilities at March 31, 2025 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are primarily based on modeled cash flows. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience and the implied forward rate curve, respectively. Actual repayments of these instruments could vary substantially if future experience differs from our historical experience.
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

The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the future 1-12 months’ and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Company assumes no growth in the balance sheet other than for retained earnings:

	As of March 31, 2025
	First 12 Months	Next 12 Months
(Dollars in thousands)	Percentage Change from Base	Percentage Change from Base
Up 200 basis points	6.5%	13.4%
Up 100 basis points	3.2%	6.7%
Down 100 basis points	(2.1)%	(4.8)%
Down 200 basis points	(2.3)%	(7.2)%
We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We analyze the MVE sensitivity to an immediate parallel and sustained shift in interest rates derived from the underlying interest rate curves.
The following table indicates the sensitivity of MVE to the interest rate movement described above:

As of March 31, 2025
(Dollars in thousands)	Percentage Change from Base
Up 200 basis points	1.0%
Up 100 basis points	1.1%
Down 100 basis points	(2.2)%
Down 200 basis points	(4.4)%
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
Our Securities Business Segment is primarily exposed to interest rate risk as a result of generating interest-earning assets including customer and correspondent margin loans, and its securities borrowing activities. Our exposure to interest rate risk is also from our funding sources including customer and correspondent cash balances, bank borrowings and securities lending activities. Interest rates on customer and correspondent balances and securities produce a positive spread with rates generally fluctuating in parallel.
With respect to securities held, our interest rate risk is managed by setting and monitoring limits on the size and duration of positions and on the length of time securities can be held. The majority of the interest rates on customer and correspondent margin loans are generally indexed and can vary daily. Our funding sources are generally short term with interest rates that can vary daily.
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

ITEM 4.CONTROLS AND PROCEDURES
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In addition, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025 (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth our market repurchases of Axos common stock and the Axos common stock retained in connection with net settlement of restricted stock unit awards during the three months ended March 31, 2025.

(Dollars in thousands, except per share data)	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases[1,2]
Quarter Ended March 31, 2025
January 1, 2025 to January 31, 2025	29,034	$68.91	29,034	$104,520
February 1, 2025 to February 28, 2025	38,660	66.60	38,660	101,945
March 1, 2025 to March 31, 2025	366,633	63.54	366,633	78,650
For the Three Months Ended March 31, 2025	434,327	$64.17	434,327	$78,650

Stock Retained in Net Settlement[3]
January 1, 2025 to January 31, 2025	382
February 1, 2025 to February 28, 2025	2,146
March 1, 2025 to March 31, 2025	95,505
For the Three Months Ended March 31, 2025	98,033
1 On February 12, 2024, the Company announced a program to repurchase up to $100 million of its common stock. The February 12, 2024 share repurchase authorization is in addition to the share repurchase plan announced on April 27, 2023. The share repurchase program will continue in effect until terminated by the Board of Directors of the Company.
2 On April 27, 2023, the Company announced a program to repurchase up to $100 million of its common stock. Purchases were made in open-market transactions and the remaining capacity was used in its entirety during the three months ended March 31, 2025.
3 The Amended and Restated 2014 Stock Incentive Plan permits net settlement of stock issuances related to equity awards for purposes of payment of a grantee’s minimum income tax obligation. Stock Retained in Net Settlement was purchased at the vesting price of the associated restricted stock unit.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
    During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.EXHIBITS

Exhibit Number	Description	Incorporated By Reference to

10.1	Equity Distribution Agreement, dated January 28, 2025, among the Company and the Distribution Agents named therein	Exhibit 1.1 to the Current Report on Form 8-K filed on January 28, 2025.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Definition Document	Filed herewith.

104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Axos Financial, Inc.

Dated:	April 30, 2025	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	April 30, 2025	By:	/s/ Derrick K. Walsh
Derrick K. Walsh Executive Vice President and Chief Financial Officer (Principal Financial Officer)