Form 10-K
period 2025-06-30
Axos Financial, Inc.
filed 2025-08-21
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sales price of the common stock on the New York Stock Exchange of $69.85 on December 31, 2024 was $2,569,884,738.
The number of shares of the registrant’s common stock outstanding as of August 8, 2025 was 56,486,144.
__________________________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III.

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
◦Changes in U.S. trade policies and tariffs;
◦Changes in regulation, regulatory capital requirements or regulatory oversight, accounting rules, and laws;
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
◦Market, environmental and project-specific risks related to our real estate portfolio;
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
◦Higher Federal Deposit Insurance Corporation (“FDIC”) assessments;
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

PART I

ITEM 1. BUSINESS
Overview
Our Company is a technology-driven, diversified financial services company with approximately $24.8 billion in assets and approximately $39.4 billion of assets under custody and/or administration at Axos Clearing LLC (“Axos Clearing”). Our client-centric, technology-enabled services model provides secure and scalable banking, clearing and custody, and investment advisory solutions to retail and business customers. Axos Bank (the “Bank”) provides consumer and commercial banking products and services through its digital online and mobile banking platforms, low-cost distribution channels and affinity partners. Our Bank offers deposit and lending products to customers nationwide including consumer and business checking, savings and time deposit accounts and single family and multifamily residential mortgages, commercial real estate mortgages and loans, fund and lender finance loans, asset-based loans, auto loans, retail and floor plan marine loans and other consumer loans. Our Bank generates non-interest income from consumer and business products and services, including fees from loans originated for sale, deposit account service fees, prepayment fees, loan servicing fees, as well as technology and payment transaction processing fees. We offer securities products and services to independent registered investment advisors (“RIAs”) and introducing broker dealers (“IBDs”) through Axos Clearing and Axos Advisor Services (“AAS”) and direct-to-consumer securities trading and digital investment management products through Axos Invest, Inc. (“Axos Invest”). AAS and Axos Clearing generate interest and asset- and transaction-based fee income by providing comprehensive securities custody services to RIAs and clearing, stock lending, and margin lending services to IBDs respectively. Axos Invest generates fee income from self-directed securities trading and digital wealth management services. Our common stock is listed on the New York Stock Exchange under the ticker symbol “AX” and is a component of the Russell 2000® Index and the S&P SmallCap 600® Index, among other indices.
Segment Information
We conduct business primarily through two operating segments: the Banking Business Segment and the Securities Business Segment. For additional information on our business segments, see Note 22—“Segment Reporting” in the Consolidated Financial Statements.
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
Our commercial real estate loans generally have a variable rate, which is generally based on SOFR, as well as prepayment protection clauses, interest rate floors and rate change caps.
Commercial & Industrial - Non-Real Estate (“non-RE”)
Our commercial & industrial – non-RE loans are typically secured by commercial assets, including, but not limited to, receivables, inventory, equipment and uniform commercial code (“UCC”) all asset filings. Product types include lender finance, asset-based loans, leveraged cash flow loans, insurance premium finance, capital call facilities, equipment leases, and general working capital commercial and industrial loans. We source commercial & industrial – non-RE loans through direct-to-borrower origination and through third-party sales referrals.
Our commercial & industrial – non-RE loans generally have a variable rate based on SOFR or other interest rate indices, as well as prepayment protection clauses, interest rate floors and rate change caps. Our equipment leases typically have fixed rates. For certain commercial non-real estate loan products, we typically reduce risk exposure in these loans by entering into a structured facility, under which we take a senior lien position collateralized by the underlying assets at advance rates well below the collateral value. Leveraged cash flow loans rely on free cash flow as a primary repayment source and enterprise value as the secondary repayment source. The liquidation of collateral in the event of a borrower default may be an insufficient source of repayment because accounts or loans receivable may be uncollectible and inventories and equipment may be obsolete or of limited use. We attempt to mitigate these risks through the structuring of these lending products, adhering to underwriting policies in evaluating the management of the business and the creditworthiness of borrowers and guarantors.
Auto & Consumer
Our Auto loans are secured by new and used automobiles (“auto”) and are sourced primarily through indirect channels. Originations are prime credit quality with a fixed interest rate and terms ranging from three to eight years. We retain and service all of the auto originations. A subset of loans serviced in the portfolio continue to include a legacy product no longer offered on new originations that is composed of default risk-insured subprime borrowers. Ongoing collections of insured losses will continue as this population of loans remains active in the portfolio.
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
In the single family loan underwriting process, we consider all relevant factors including the borrower’s credit score, credit history, documented income, existing and new debt obligations, the value of the collateral, and other internal and external factors. For all multifamily and commercial real estate loans, we rely primarily on the cash flow from the underlying property as the expected source of repayment. Additionally, the Bank often obtains personal guarantees from all material owners or partners of the borrower. In evaluating multifamily or commercial real estate credit, we consider all relevant factors, including the outside financial assets of the material owners or partners, payment history at the Bank or other financial institutions, and the experience of management and/or ownership with similar properties or businesses. In evaluating the underlying property, we consider the recurring net operating income of the property before debt service and depreciation, the ratio of net operating income to debt service and the ratio of the loan amount to the appraised value. For construction loans, we consider borrower experience and may obtain project completion guarantees from our borrowers and require borrowers to fund costs that exceed the initial construction budgets. As part of the underwriting of construction loans, we consider market conditions and perform stress testing to help ensure payoff via refinance or sale will cover any loan proceeds advanced. In underwriting commercial & industrial – non-real estate loans, we primarily consider the borrowers’ operating cash flows and the value of underlying collateral. Additionally, in our commercial real estate and commercial & industrial – non-RE loans we typically take a senior lien position in a structured facility collateralized by the underlying assets.
For additional information on the Company’s loan portfolio, including asset quality and the allowance for credit losses, see Management’s Discussion and Analysis — “Financial Condition.”
Available-for-Sale Securities Portfolio
We buy and sell available-for-sale securities to facilitate liquidity and to manage our interest rate risk. Our investment policy is designed to maintain liquidity and generate a favorable return on investment without incurring undue interest rate risk, credit risk or asset concentration risk. Under our investment policy, the Bank is authorized to invest in agency mortgage-backed obligations issued or fully guaranteed by the United States government, non-agency asset-backed obligations, specific federal agency obligations, municipal obligations, specific time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, investment grade corporate debt securities and other specified investments.
We manage the credit risk of our non-agency securities by assessing historic credit performance and any remaining credit enhancements including subordination, over collateralization, excess spread and purchase discounts. Substantially all of our non-agency securities are senior tranches protected from credit losses by subordinated tranches. For additional information on our available-for-sale securities portfolio, refer to Note 3—“Fair Value” and Note 4—“Available-For-Sale Securities” in the Consolidated Financial Statements.
Deposits
We generate deposits through a variety of channels, including advertisements, sales teams, software company affiliates, financial advisory firms, affinity partnerships and our lending businesses. Our deposit lines of business include:
•Commercial deposits, which primarily include deposits sourced from a targeted set of industry verticals:
◦Commercial Banking Verticals, which include middle market industries along with deposit relationships from commercial real estate and commercial & industrial clients
◦Specialty Deposit Verticals, which include title, escrow, home owner association (“HOA”) and property management, 1031 exchange, trust & estates and payment processors; and
◦Software Verticals, which include:
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
We believe our deposit franchise will continue to provide strategic funding advantages with greater scalability than branch-intensive banking models because the traditional branch model operates with limited marketing reach and slower deposit fundraising capabilities, in addition to inherently higher fixed operating costs.
SECURITIES BUSINESS SEGMENT
The Securities Business Segment provides a wide range of investment and wealth management services to individual and institutional clients, primarily through Axos Clearing and its business division, AAS. At June 30, 2025, we provided services to 327 financial organizations, including correspondent broker-dealers and RIAs.
Axos Clearing offers fully disclosed clearing services to Financial Industry Regulatory Authority (“FINRA”) and SEC registered member firms for trade execution and clearance in addition to back-office services such as recordkeeping, trade reporting, and reorganization assistance. Axos Clearing also provides margin loans, which are collateralized by securities or cash, and conducts securities lending activities, including borrowing and lending securities with other broker-dealers.

AAS provides RIAs who custody client accounts at Axos with a proprietary turnkey technology platform with client-account information as well as trading capabilities. This technology platform provides account servicing capabilities for RIAs, including account opening, money movement, transfer of assets, trading, and communication with our service team. AAS also provides integrations with third-party platforms, which support a variety of advisor needs including client relationship management, portfolio management, trade order management and financial planning.
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
INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS
As part of our strategy to protect and enhance our intellectual property, we rely on a variety of legal protections, including copyrights, trademarks, trade secrets, patents, internet domain name registration, and certain contractual restrictions on solicitation and competition. We also undertake measures to control access to and/or disclosure of our trade secrets and other confidential and proprietary information. Policing unauthorized use of our intellectual property, trade secrets, and other proprietary information is difficult, and litigation may be necessary to enforce our intellectual property rights.
HUMAN CAPITAL
At June 30, 2025, we had 1,989 full-time employees, which does not include seasonal interns. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be satisfactory. We offer market-based, competitive wages and benefits in the markets where we compete for talent.
Our key human capital management objectives are to attract, retain and develop the highest quality talent. To support these objectives, our human resources programs are designed to develop talent to prepare them for critical roles and leadership positions for the future, reward and support employees through competitive pay, and provide benefit and perquisite programs. The Company also invests in technology, training, tools and resources to enable employees to effectively and efficiently perform their responsibilities and achieve their potential. We believe this is important to recruiting and retaining talent to allow our organization to achieve its goals and objectives.
COMPETITION
The market for banking and financial services is intensely competitive, and we expect this competition to continue. The Banking Business Segment primarily attracts deposits through its banking sales force and online acquisition channels. Competition for those deposits comes from a wide variety of depository and non-depository financial institutions. The Banking Business Segment competes for these deposits by offering superior service and a variety of deposit accounts at competitive rates. In real estate lending, we compete against traditional real estate lenders, including large and small savings banks, commercial banks, mortgage bankers, mortgage brokers, insurance companies, private equity firms and hedge funds.
In our Securities Business Segment, we face significant competition in providing clearing and advisory services based on a number of factors, including price, speed of execution, perceived expertise, quality of advice, reputation, range of services and products, technology, and innovation. There exists significant competition for recruiting and retaining talent. Axos Clearing competes directly with numerous other financial advisory and investment banking firms, broker-dealers and banks, including large national and major regional firms and smaller niche companies. Additionally, certain competitors are not broker-dealers and, therefore, are not subject to the broker-dealer regulatory framework. We separate ourselves from the competition through our excellence in customer service, including a highly attentive and dedicated workforce, while providing an expanding range of clearing and advisory products and services.

Many of our current and potential competitors have greater brand recognition, longer operating histories and larger customer bases, and may also have significantly greater financial, marketing and other resources, which may result in further price and customer service competition. Technological innovation and capabilities, including changes in product delivery systems and web-based tools, continue to contribute to greater competition in domestic and international financial services markets, and larger competitors may be able to allocate more resources to these technological initiatives.
SUPERVISION AND REGULATION
GENERAL
We are subject to comprehensive regulation under state and federal laws. This regulation is intended primarily for the protection of our customers, the deposit insurance fund (“DIF”), and the U.S. financial system, not for the benefit of our security holders.
Axos Financial, Inc. is supervised and regulated as a savings and loan holding company that has elected to be treated as a financial holding company by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank, a federal savings association, has elected to operate as a covered savings association and is subject to regulation, examination, and supervision by the OCC as its primary regulator and the FDIC as its deposit insurer. In connection with its election to operate as a covered savings association, the Bank was required to become a member of the Federal Reserve System and subscribe to the capital stock of the Federal Reserve Bank of San Francisco (the “FRBSF”).The Bank must file reports with the OCC, and the FDIC and Axos Financial, Inc. with the Federal Reserve, concerning their activities and financial condition. In addition, the Bank is subject to the regulation, examination, and supervision by the Consumer Financial Protection Bureau (“CFPB”) with respect to a broad array of federal consumer laws. Our subsidiaries, Axos Clearing LLC and Axos Invest LLC, are broker-dealers and are registered with and subject to regulation by the SEC and FINRA. In addition, Axos Invest, Inc., an investment adviser, is registered with the SEC. Axos Invest, Inc. is subject to the requirements of the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and the Investment Company Act of 1940, as amended, and is subject to examination by the SEC.
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
Financial holding companies are generally permitted to affiliate with securities firms and insurance companies and engage in other activities that are “financial in nature.” Such activities include, among other things, securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and sales; merchant banking; and activities that the Federal Reserve has determined to be closely related to banking. If the Bank ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve may, among other things, place limitations on our ability to conduct these broader financial activities. In addition, if the Bank receives a rating of less than satisfactory under the Community Reinvestment Act, we would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. If a financial holding company fails to continue to meet any of the prerequisites for financial holding company status, including those described above, the Federal Reserve may order the company to divest its subsidiary banks or discontinue or divest investments in companies engaged in activities permissible only for a bank holding company that has elected to be treated as a financial holding company. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve.
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
The Regulatory Capital Rules provide for a number of deductions from and adjustments to CET1. In addition, trust preferred securities have been phased out of tier 1 capital for banking organizations that had $15.0 billion or more in total consolidated assets as of December 31, 2009 unless the banking organization grows above $15.0 billion in assets as a result of an acquisition. The Company’s trust preferred securities currently are grandfathered under this provision and therefore continue to be treated as part of tier 1 capital. In addition, the Company and the Bank elected the current expected credit losses (“CECL”) five-year transition guidance for calculating regulatory capital ratios on July 1, 2020, and such election is reflected in the June 30, 2025 ratios. This guidance allowed an entity to add back to capital 100% of the capital impact from the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through June 30, 2022. This cumulative amount was phased out of regulatory capital over the three years beginning July 1, 2022, and will no longer be reflected as a regulatory capital adjustment from July 1, 2025 onward.
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
As of June 30, 2025, the capital ratios of both the Company and the Bank exceeded the minimums necessary to be considered “well-capitalized” under the capital adequacy requirements. For additional information, please see Note 19— “Regulatory Capital Requirements” in the Consolidated Financial Statements.
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

REGULATION OF AXOS BANK
General. As a covered savings association, the Bank maintains its charter as a federal savings bank, but is treated as a national bank, except for certain enumerated purposes. As such, Axos has the power to engage in the same activities as a national bank, subject to the same authorization, terms, and conditions as a national bank. Furthermore, covered savings associations generally are afforded the same rights and privileges as national banks under the National Bank Act and other applicable federal laws and regulations. As a covered savings association, the Bank is not required to comply with the lending limits established by the Home Owners’ Loan Act (“HOLA”) that are applicable to federal savings associations. Axos Bank is subject to extensive regulation and examination by the OCC, FDIC and the CFPB with respect to federal consumer financial laws. The following discussion summarizes some of the principal areas of regulation applicable to the Bank and its operations.
Insurance of Deposit Accounts. The FDIC administers the Deposit Insurance Fund (“DIF”) which insures depositors in certain types of accounts up to a prescribed amount for the loss of any such depositor’s respective deposits due to the failure of an FDIC member depository institution. As the administrator of the DIF, the FDIC assesses its member depository institutions and determines the appropriate DIF premiums to be paid by each such institution. The FDIC is authorized to examine its member institutions and to require that they file periodic reports of their condition and operations. The FDIC may also prohibit any member institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF. The FDIC has the authority to initiate enforcement actions against savings associations, after giving the primary federal regulator the opportunity to take such action. The FDIC may terminate an institution’s access to the DIF if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition. We do not know of any practice, condition or violation that might lead to termination of our access to the DIF.
Axos Bank is a member depository institution of the FDIC and its deposits are insured by the DIF up to the applicable limits, which are backed by the full faith and credit of the U.S. Government.
Regulatory Capital Requirements and Prompt Corrective Action. The prompt corrective action regulation of the OCC requires mandatory actions and authorizes other discretionary actions to be taken by the OCC against a savings association that falls within the undercapitalized capital categories specified in OCC regulations: undercapitalized, significantly undercapitalized and critically undercapitalized.
In general, the prompt corrective action regulation prohibits an FDIC member institution from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person if, following the distribution or payment, the institution would be within any of the three undercapitalized categories described above. In addition, adequately capitalized institutions may accept brokered deposits only with a waiver from the FDIC, but are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or roll-over brokered deposits.
If the OCC determines that an institution is in an unsafe or unsound condition, or if the institution is deemed to be engaging in an unsafe and unsound practice, the OCC may reclassify the institution’s capital category or subject the institution to certain restrictions. Further, the FDIC can examine any institution that has a substandard regulatory examination rating or is considered undercapitalized, so long as the FDIC provides reasonable prior notice to the institution’s primary regulator.
Capital regulations applicable to the Bank require the Bank to meet an additional capital standard of tangible capital equal to at least 1.5% of total average adjusted assets.
The Bank’s capital requirements are viewed as minimum standards and most financial institutions are expected to maintain capital levels well above the minimum. In addition, OCC regulations provide that minimum capital levels greater than those provided in the regulations may be established by the OCC for individual savings associations upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances. Axos Bank is not subject to any such individual minimum regulatory capital requirement and the Bank’s regulatory capital exceeded all minimum regulatory capital requirements as of June 30, 2025. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Liquidity and Capital Resources.”
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
Liquidity Standard. Savings associations are required to maintain sufficient liquidity to ensure safe and sound operations. As of June 30, 2025, Axos Bank was in compliance with the applicable liquidity standard. For additional information on the Company’s liquidity, see “Liquidity and Capital Resources” in Part II, Item 7.
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
Federal Reserve Banking System. The Bank is a member of its regional Federal Reserve Bank. As a covered savings association, the Bank is required to acquire and hold shares of capital stock of the Federal Reserve Bank of San Francisco and was in compliance with this requirement at June 30, 2025.
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
Depository institutions with more than $10 billion in assets and their affiliates are subject to direct supervision by the CFPB, including any applicable examination, enforcement and reporting requirements the CFPB may establish. As of June 30, 2025, the Bank had $23.9 billion in total assets, placing the Bank under the direct supervision and oversight of the CFPB. The laws and regulations of the CFPB and other consumer protection laws and regulations to which the Bank is subject mandate certain disclosure requirements and regulate the manner in which we must deal with customers when taking deposits from, making loans to, or engaging in other types of transactions with, our customers.
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
REGULATION OF THE SECURITIES BUSINESS SEGMENT
Our correspondent clearing and custodial firm Axos Clearing, and introducing broker Axos Invest LLC, are broker-dealers registered with the SEC, members of FINRA and licensed with all U.S. States, the District of Columbia, Puerto Rico, and various other self-regulatory organizations. Axos Clearing also uses various clearing organizations, including the Depository Trust Company, the National Securities Clearing Corporation, Euroclear and the Options Clearing Corporation.
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
Net Capital Requirements. The SEC, FINRA and various other regulatory authorities have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Rule 15c3-1 of the Exchange Act (the “Net Capital Rule”) requires that a broker-dealer maintain minimum net capital. Generally, a broker-dealer’s net capital is net worth plus qualified subordinated debt less deductions for non-allowable (or non-liquid) assets and other adjustments and operational charges. As of June 30, 2025, our broker-dealers were in compliance with applicable net capital requirements.
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

AVAILABLE INFORMATION
Axos Financial, Inc. files reports, proxy and information statements and other information electronically with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website site address is http://www.sec.gov. Our web site address is http://www.axosfinancial.com, and we make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, amendments thereto and various other documents, including documents to comply with our obligations under Regulation FD, available on our website free of charge. Accordingly, investors should monitor our website in addition to following and reviewing our press releases, filings with the SEC, public conference calls, and other presentations.
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
Our results of operations depend to a great extent on our net interest income, which is the difference between the interest earned on interest-earning assets such as loans and investment securities, and the interest paid on interest-bearing liabilities such as deposits and borrowings. We are exposed to interest rate risk because our interest-earning assets and interest-bearing liabilities do not react uniformly or concurrently to changes in interest rates, as they may have different time periods for adjustment and can be tied to different measures of rates. Interest rates are sensitive to factors that are beyond our control, including domestic and international economic conditions, including inflation, and the policies of various governmental and regulatory agencies, including the Federal Reserve. The monetary policies of the Federal Reserve, implemented through open market operations, the federal funds rate (“Fed Funds Rate”) targets, and the discount rate for banking borrowings and reserve requirements, affect prevailing interest rates. A material change in any of these policies could have a material impact on us or our customers (including borrowers), and therefore on our results of operations.
Loan originations and repayment rates tend to increase with declining interest rates and decrease with rising interest rates. Increases in interest rates can negatively impact our business, including a possible reduction in customers’ or potential customers’ desire to borrow money or adversely affecting customers’ ability to repay on outstanding loans by increasing their debt obligations. On the deposit side, increasing interest rates generally lead to higher rates paid for our deposit accounts. While we manage the sensitivity of our assets and liabilities, large, unanticipated, or rapid increases in market interest rates may have an adverse impact on our net interest income and could decrease our mortgage refinancing business and related fee income, and could cause an increase in delinquencies and non-performing loans and leases in our adjustable-rate loans. In addition, interest rate volatility can affect the value of our loans and leases, investments and other interest-rate sensitive assets and our ability to realize gains on the sale or resolution of these assets, which in turn may affect our liquidity. Although we have implemented risk management strategies, as well as policies and procedures designed to manage the risks associated with changes in market interest rates, there can be no assurance that we will be able to successfully manage our interest rate risk. If borrower or depositor behavior or overall economic conditions in the future are significantly different than we anticipate, then our risk mitigation may be insufficient to protect against interest rate risk and our operating results and financial condition could be adversely affected.
A significant or sustained economic downturn could result in increases in our level of non-performing loans and leases and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.
Our business and results of operations are affected by the financial markets and general economic conditions, including factors such as the level and volatility of interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income and consumer spending. We operate in an uncertain economic environment due to a variety of other reasons including, but not limited to, trade policies and disputes, tariffs, geopolitical tensions and global military conflicts, and volatile energy prices. The risks associated with our business become more acute in periods of a slowing economy or slow growth. Furthermore, given our high concentration of loans secured by real estate in California and New York, the Company remains particularly susceptible to a downturn in those states’ economies. These negative events may cause us to incur losses and may adversely affect our capital, financial condition and results of operations.

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
Prolonged periods of inflation have impacted, and may continue to impact our profitability by negatively impacting our non-interest expenses, including increasing expense related to talent acquisition and retention. Additionally, inflation has led to, and may continue to lead to, a decrease in consumer and client purchasing power and negatively affect the need or demand for our products and services. If significant inflation continues, our business could be negatively affected by, among other things, increased default rates leading to credit losses which could decrease our willingness to offer new credit extensions. These inflationary pressures could adversely affect our results of operations or financial condition.
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
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, and transacting with one another. We have exposure to many different counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers-dealers, other commercial banks, investment banks, mutual and hedge funds, and other financial institutions. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by us or by other institutions and organizations. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be liquidated, liquidated timely, or liquidated at prices sufficient to recover the full amount of the financial instrument exposure due to us. There is no assurance that any such losses would not materially and adversely affect our results of operations.
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
The economy, financial services industry and our business and operating results could be adversely affected by the political environment and governmental fiscal and monetary policies.
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
It is difficult to predict the legislative and executive regulatory changes that will result from the current Congress and Presidential Administration. President Trump and certain members of Congress have advocated for the reduction of regulation of the financial services industry. Congress and the current administration may also cause broader economic changes due to various changes in the federal government’s approach to regulation and administration. New appointments to the Board of Governors of the Federal Reserve System (the “FRB”) could also affect monetary policy and interest rates. Future legislation, regulation, and changes in trade and fiscal policy, including uncertainty surrounding the ongoing operations of the CFPB, could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. In addition, our results of operations could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies, including, but not limited to, changes resulting from efforts to limit the operations of the CFPB.
Changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations.
The current Presidential Administration has implemented, or threatened to implement, tariffs and retaliatory tariffs, as well as other trade restrictions, against U.S. trading partners. In response to tariffs, foreign countries have implemented, or may implement, retaliatory tariffs on U.S. goods. Historically, tariffs have led to increased trade and political tensions. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. It may also cause the prices of our customers’ products to increase, which could reduce demand for such products, or reduce our customers’ margins, and adversely impact their revenues, financial results, and ability to service debt. This, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the international trade environment have a negative impact on us or on the markets in which we operate our business, our results of operations and financial condition could be materially and adversely impacted in the future. At this time, it remains unclear what the U.S. government or foreign governments will or will not continue to do with respect to tariff policies or international trade agreements and policies.
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
The laws, rules, regulations and supervisory policies governing our business are intended primarily for the protection of our depositors, our customers, the financial system and the FDIC insurance fund, not our stockholders or other creditors and are subject to regular modification and change. New or amended laws, rules, regulations and policies, including those resulting from changes in U.S. Presidential administration, could impact our operations, increase our capital requirements or substantially restrict our growth and adversely affect our ability to operate profitably by making compliance more difficult or expensive, restricting our ability to originate or sell loans, or impacting the amount of interest or other charges or fees earned on loans or other products. It is difficult to predict future changes in regulation or the competitive impact that any such changes would have on our business. Any new laws, rules and regulations could make compliance more difficult, expensive, costly to implement or may otherwise adversely affect our business, financial condition or growth prospects. Other changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways including subjecting us to additional costs, limiting the types of financial services and products we may offer, and increasing the ability of non-banks to offer competing financial services and products.
The Bank Secrecy Act, the USA PATRIOT Act, and similar laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and to file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network, a bureau of the United States Department of Treasury, is authorized to impose significant civil money penalties for violations of those requirements and has engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and the Internal Revenue Service. There is increased scrutiny of compliance with the rules enforced by the OFAC. Federal and state bank regulators have focused on compliance with the Bank Secrecy Act and anti-money laundering regulations. Several banking institutions have received large fines, or suffered limitations on their operations, for non-compliance with these laws and regulations. Although we have developed policies, procedures and processes designed to assist in compliance with these laws and regulations, no assurance can be given that these policies, procedures and processes will be effective in detecting violations of these laws and regulations. If our policies, procedures, processes and systems are deemed deficient, we may be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approval to proceed with acquisitions and other strategic transactions, which could negatively impact our business, financial condition, results of operations and prospects. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could have material adverse reputational consequences for us.
State regulators have been increasingly active in implementing privacy and cybersecurity standards and regulations. Many states have also recently implemented or modified their data breach notification and data privacy requirements. New laws or changes to existing laws, including privacy-related enforcement activity, increase our operating and compliance costs (including technology costs) and could reduce income from certain business initiatives or restrict our ability to provide certain products and services. Our failure, or perceived failure, to comply with privacy policies, or applicable data protection and information security laws, regulations, rules, standards or contractual obligations, could result in significant regulatory or governmental investigations or actions, litigation, fines, sanctions, and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.
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
The financial services industry and broader economy may be subject to new or changing regulation or government policy.
Recent U.S. Supreme Court decisions in administrative law could redefine the power of federal agencies to interpret and apply federal regulations, which could affect our business, prospects and operations, and our financial performance. In Loper Bright, the U.S. Supreme Court held that the U.S. Administrative Procedure Act requires that courts exercise independent judgment to determine whether a federal agency has acted within its statutory authority, and not to defer to an agency interpretation when a statute is ambiguous. The Loper Bright decision may result in additional legal challenges to interpretations by federal regulatory agencies, including those which Axos and the Bank rely on and intend to rely on in the future. Successful challenges of such regulations and guidance could have an impact on our business which could be material. Further, President Trump issued Executive Order 14215 in February of 2025, requiring all executive departments and agencies, including the FRB in connection with its supervision and regulation of financial institutions, to submit all proposed and final significant regulatory actions to the Office of Information and Regulatory Affairs prior to publication in the Federal Register. Potential increased regulatory uncertainty following Loper Bright and delays or other impacts to the federal agency rulemaking process following Executive Order 14215 could adversely impact the financial services industry and the broader economy, as well as our business and operations.

Failure to comply with applicable laws or regulations, or to satisfy our regulators' supervisory expectations, could subject us to supervisory or enforcement action, which could adversely affect our business, financial condition and results of operations.
If we do not comply with applicable laws or regulations, if we are deemed to have engaged in unsafe or unsound conduct, or if we do not satisfy our regulators’ supervisory expectations, we may be subject to regulatory scrutiny, supervisory criticism, litigation and/or a wide range of potential monetary penalties, or enforcement actions. Such actions could arise even if we are acting in good faith or operating under a reasonable interpretation of the law. Such actions could include monetary penalties, payment of damages, restitution or disgorgement of profits, directives to take remedial action or to cease or modify practices, restrictions on growth or expansionary proposals, denial or refusal to accept applications, removal of officers or directors, a prohibition on dividends or capital distributions, increases in capital or liquidity requirements and/or termination of the Bank’s FDIC deposit insurance. Such actions could have an adverse effect on our business, financial condition and results of operations, including as a result of reputational harm.
The Company and its subsidiaries are subject to changes in federal and state tax laws and the interpretation of existing laws and examinations and challenges by taxing authorities.
Our financial performance is impacted by federal and state tax laws. Given the current economic and political environment and ongoing budgetary pressures, the enactment of new federal or state legislation or new interpretations of existing tax laws could adversely impact our tax position, in some circumstances retroactively. The Inflation Reduction Act (the “IRA”), which established a 15% corporate alternative minimum tax on adjusted book income (of corporations that have an average adjusted book income in excess of $1 billion over a three-tax year period) for tax years beginning after December 31, 2022, may impact the Company’s cash tax payments and tax credit carryforward balances. The IRA includes a nondeductible 1% excise tax on certain repurchases of corporate stock for transactions occurring after December 31, 2022, which increases the Company’s cost of share repurchases exceeding certain thresholds. Additionally, in June 2025, the State of California adopted its fiscal year 2026 budget, which, among other things, changed the way financial institutions’ multi-state income is apportioned to the State of California. This change impacted the Company’s deferred income tax assets and liabilities and its expected effective income tax rate for fiscal years 2026 and beyond. The consequences of the IRA, the 2025 change in California state tax law, the enactment of new federal or state tax legislation, or other changes in the interpretation of existing law, including provisions impacting income tax rates, apportionment, consolidation or combination, income, expenses, and credits, may have a material adverse effect on our financial condition, results of operations, and liquidity.
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
Our broker-dealer and investment advisory businesses subject us to regulation by the SEC, FINRA, other self-regulatory organizations (“SROs”), state securities commissions, and other regulatory bodies. Violations of the laws and regulations governed by these agencies could result in censure; penalties and fines; the issuance of cease-and-desist orders; the restriction, suspension, or expulsion from the securities industry of the Company or its officers or employees; or other similar adverse consequences, any of which could cause us to incur losses and adversely affect our capital, financial condition and results of operations. Clearing securities firms are subject to substantially more regulatory control and examination than introducing brokers that rely on others to perform clearing functions. Similarly, the attorney general of each state could bring legal action to ensure compliance with state securities laws, and regulatory agencies in foreign countries have similar authority. Our ability to comply with multiple laws and regulations pertaining to the securities industry depends in large part on our ability to establish and maintain an effective compliance function. The failure to establish and enforce reasonable compliance procedures, even if unintentional, could subject us to significant losses or disciplinary or other actions. Federally registered investment advisers are regulated and subject to examination by the SEC. In addition, the Advisers Act imposes numerous obligations on our investment advisory business, including fiduciary duties, disclosure obligations, recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. Our failure to comply with the Advisers Act and associated rules and regulations of the SEC could subject us to enforcement proceedings and sanctions for violations, including censure or termination of SEC registration, litigation and reputational harm. In addition, our investment advisory business is subject to notice filings and the anti-fraud rules of state securities regulators. See “Regulation of the Securities Business Segment.”

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
We are subject to numerous laws designed to protect consumers, and failure to comply with these laws could lead to a wide variety of sanctions.
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
Risks Relating to Commercial Loans, Mortgage Loans and Mortgage-Backed Securities
Our real estate loan portfolio is subject to certain risks including market, environmental and project-specific risks.
Our real estate loan portfolio encompasses commercial real estate, residential real estate, and real estate construction and land loans, which implicate a variety of risks, including: (i) market risks including increased competition in pricing and loan structure, macroeconomic conditions in the United States and in the markets where we lend, and decreased commercial and residential real estate values in the markets where we lend; (ii) environmental risks including natural disasters and impact on underlying real estate collateral and environmental liabilities with respect to real properties acquired; and (iii) project-specific risks including higher construction costs, failure by developers and contractors to meet project specifications or timelines, and buyers of completed construction projects not being able to secure permanent financing.
Declining real estate values, particularly in California and New York, could reduce the value of our loan and lease portfolio and impair our profitability and financial condition.
The majority of the loans in our portfolio are secured by real estate. At June 30, 2025, approximately 35.8% and 28.2% of our real estate loan portfolio was secured by real estate located in California and New York, respectively. In recent years, there has been significant volatility in real estate values. If real estate values decrease or more of our borrowers experience financial difficulties, we will experience increased charge-offs, as the proceeds resulting from foreclosure may be significantly lower than the amounts outstanding on such loans and the time to foreclose may be extended. In addition, declining real estate values frequently accompany periods of economic downturn or recession and increasing unemployment, all of which can lead to lower demand for mortgage loans of the types we originate and impact the ability of borrowers to repay their loans. A decline of real estate values or decline of the credit position of our borrowers could have a material adverse effect on our business, prospects, financial condition and results of operations.
Many of our mortgage loans are multifamily residential loans and defaults on such loans would harm our business.
At June 30, 2025, our multifamily residential loans were $2.9 billion or 13.6% of our loan portfolio. The payment on such loans is typically dependent on the cash flows generated by the projects, which are affected by the supply and demand for multifamily residential units and commercial property within the relative market. If the market for multifamily residential units and commercial property experiences a decline in demand, multifamily and commercial borrowers may suffer losses on their projects and be unable to repay their loans. If residential housing values were to decline or nationwide unemployment levels rise, we are likely to experience increases in the level of our non-performing loans and foreclosures in future periods.

A decrease in the mortgage buying activity of Fannie Mae, Freddie Mac, and MBS’s guaranteed by Ginnie Mae or a failure by Fannie Mae, Ginnie Mae, and Freddie Mac to satisfy their obligations with respect to their RMBS could have a material adverse effect on our business, financial condition and results of operations.
During the last three fiscal years we have sold approximately $297.7 million of residential mortgage loans to Fannie Mae and Freddie Mac and into MBS guaranteed by Ginnie Mae. As of June 30, 2025, approximately 70.8% of our securities portfolio consisted of RMBS issued or guaranteed by these entities. Since 2008, Fannie Mae and Freddie Mac have been in conservatorship, with its primary regulator, the Federal Housing Finance Agency, acting as conservator. The United States government may enact structural changes to one or more of the government-sponsored enterprises (“GSEs”), including privatization, consolidation and/or a reduction in the ability of GSEs to purchase mortgage loans or guarantee mortgage obligations. We cannot predict if, when or how the conservatorships will end, or what associated changes (if any) may be made to the structure, mandate or overall business practices of either of the GSEs. Accordingly, there continues to be uncertainty regarding the future of the GSEs, including whether they will continue to exist in their current form and whether they will continue to meet their obligations with respect to their RMBS. A substantial reduction in mortgage purchasing activity by the GSEs could result in a material decrease in the availability of residential mortgage loans and the number of qualified borrowers, which in turn may lead to increased volatility in the residential housing market, including a decrease in demand for residential housing and a corresponding drop in the value of real property that secures current residential mortgage loans, as well as a significant increase in interest rates. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, which would result in a decrease in mortgage loan revenues and a corresponding decrease in non-interest income. Any decision to change the structure, mandate or overall business practices of the GSEs and/or the relationship among the GSEs, the government and the private mortgage loan markets, or any failure by the GSEs to satisfy their obligations with respect to their RMBS, could have a material adverse effect on our business, financial condition and results of operations.
Commercial and industrial and commercial real estate loans may expose our company to greater financial and credit risk than other loans.
Our commercial and industrial loan portfolio was approximately $6.8 billion at June 30, 2025, or 31.6% of our total loan portfolio. Commercial loans generally carry large balances and may involve a greater degree of financial and credit risk than other loans. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the types of business and collateral, the size of loan balances, the effects of nationwide and regional economic conditions on income-producing properties and businesses and the increased difficulty of evaluating and monitoring these types of loans. Sustained economic downturns increases the risk of credit losses or charge-offs related to our commercial and industrial loans. Underwriting and portfolio management activities cannot completely eliminate all risks related to these loans. Any significant failure to pay on time or other significant default by our clients would materially and adversely affect us.
Our commercial real estate portfolio was approximately $6.9 billion, or 32.2% of our total loan portfolio at June 30, 2025. The commercial real estate loans we make are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings and multi-tenanted light industrial properties. At June 30, 2025, $389.2 million, or 7%, of our commercial real estate specialty loan portfolio was secured by office buildings. The COVID-19 pandemic has had a potentially long-term negative impact on certain commercial real estate portfolios due to the risk that tenants may reduce the office space they lease as some portion of the workforce continues to work remotely on a hybrid or full-time basis. A reduction in the need for office space could result in a reduction in demand for these categories of commercial office and/or in our customers’ ability to repay their loans, which, in turn, may have an adverse effect on our business and results of operations.
Commercial real estate markets may face downward pressure due in part to increasing interest rates and declining property values. Accordingly, the federal banking agencies may apply increased regulatory scrutiny to institutions with commercial real estate loan portfolios that are fast growing or large relative to the institutions’ total capital. Banking regulatory authorities may require banks with higher levels of commercial real estate loans to implement enhanced risk management practices – including stricter underwriting, additional internal controls and risk management policies, more detailed reporting, and portfolio stress testing – as well as potential higher allowances for credit losses and capital levels as a result of commercial real estate lending growth and exposure. Our failure to adequately implement enhanced risk management policies, procedures and controls could adversely affect our ability to manage the commercial real estate segment of our loan portfolio and could result in an increased rate of delinquencies in, and increased losses from, our loan portfolio, which could have a material adverse effect on our business, financial condition and results of operations.
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
From time to time, the Financial Accounting Standards Board (the “FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, the FASB, SEC, bank regulators and outside independent auditors may revise their previous interpretations regarding existing accounting regulations and the application of these accounting standards. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates and judgments, include methodologies to value our securities, estimate our allowance for credit losses and evaluate goodwill and other intangibles for impairment. These methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions; factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.
If our allowance for credit losses is not sufficient to cover actual credit losses, our earnings, capital adequacy and overall financial condition may suffer materially.
Our loans are generally secured by single family, multifamily and commercial real estate properties or other commercial assets, each initially having a fair market value generally greater than the amount of the loan secured. Although our loans and leases are typically secured, the risk of default, generally due to a borrower’s inability to make scheduled payments on his or her loan, is an inherent risk of the Banking Business Segment. In determining the amount of the allowance for credit losses, we make various assumptions and judgments about the collectability of our loan and lease portfolio, including the creditworthiness of our borrowers, the value of the real estate serving as collateral for the repayment of our loans and our loss history. Defaults by borrowers could result in losses that exceed our loan and lease loss reserves. We may not have sufficient repayment experience to be certain whether the established allowance for loan and lease losses is adequate for certain types of loans and leases. We may have to establish a larger allowance for credit losses in the future if, in our judgment, it becomes necessary.
To the extent that we fail to adequately address the risks associated with non-residential lending, particularly in commercial and industrial lending, including loans collateralized by customer securities, we may experience increases in levels of non-performing loans and leases and be forced to record additional provisions for credit losses, which would adversely affect our capital levels and reduce our profitability. Rapid changes in the fair value of the customer securities serving as collateral may not be sufficiently covered by any excess collateral. For further information about our commercial and industrial lending business, please refer to “Business - Loan Portfolio - Commercial & Industrial - Non-Real Estate.”
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
The Company accounts for goodwill and other intangible assets in accordance with generally accepted accounting principles (“GAAP”), which, in general, requires that goodwill not be amortized, but rather tested for impairment at least annually at the reporting unit level using the two step approach. Testing for impairment of goodwill and other intangible assets is performed annually and involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events), including factors described herein, may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.
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
FDIC insurance premiums are risk based and, accordingly, higher premiums are charged to banks that have lower capital ratios or higher risk profiles, including increased construction and development and commercial and industrial lending, declining credit quality metrics, and increased brokered deposits and higher levels of borrowing. As a result, a decrease in the Bank’s capital ratios, or a negative evaluation by the FDIC, may increase the Bank’s net funding cost and reduce its earnings.
The deposits of the Bank are insured by the FDIC up to legal limits and, accordingly, subjected to the payment of FDIC deposit insurance assessments, which are determined in accordance with a defined calculation. The FDIC imposed a special assessment to recover the losses in connection with the receiverships of Silicon Valley Bank and Signature Bank. Increases in assessment rates or further special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our business, financial condition and results of operations.
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
The regulatory environment in which our broker-dealer business operates is subject to frequent change. Our business, financial condition and operating results may be adversely affected as a result of new or revised legislation or regulations imposed by the U.S. Congress, the SEC, FINRA or other U.S. federal and state governmental and regulatory authorities. The business, financial condition and operating results of our broker-dealer business may be adversely affected by changes in the interpretation and enforcement of existing laws and rules by these governmental and regulatory authorities.
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
Liquidity is essential to our business and the inability to raise funds through deposits, borrowings, equity and debt offerings, or other sources could have a materially adverse effect on our liquidity. The Bank may not be able to meet the cash flow requirements of its customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Company specific factors such as a decline in our credit rating, an increase in the cost of capital from financial capital markets, a decrease in business activity due to adverse regulatory action or other company specific event, or a decrease in depositor or investor confidence may impair our access to funding with acceptable terms adequate to finance our activities. General factors related to the financial services industry such as a severe disruption in financial markets, a decrease in industry expectations, or a decrease in business activity due to political or environmental events may impair our access to liquidity. Our ability to attract and maintain depositors during a time of actual or perceived distress or instability in the banking industry may be limited. Additionally, we may acquire brokered deposits, which may be more price sensitive than other types of deposits, and may become less available if alternative investments offer higher returns. We rely primarily upon deposits and FHLB advances. Our ability to attract deposits could be negatively impacted by a public perception of our financial prospects or by increased deposit rates available at troubled institutions suffering from shortfalls in liquidity. The FHLB advances and the FRBSF discount window are subject to regulation and other factors beyond our control, including changes to FHLB’s underwriting guidelines for wholesale borrowings or lending policies. These factors may adversely affect the availability and pricing of advances to members such as the Bank. Selected sources of liquidity may become unavailable to the Bank if it were to no longer be considered “well-capitalized.”

A reduction in our credit ratings could adversely affect our access to capital and could increase our cost of funds.
The credit rating agencies regularly evaluate the Company and the Bank, and credit ratings are based on a number of factors, including our financial strength and ability to generate earnings, as well as factors not entirely within our control, such as conditions affecting the financial services industry, the economy, and changes in rating methodologies more generally. There can be no assurance that we will maintain our current credit ratings. A downgrade of the credit ratings of the Company or the Bank could adversely affect our access to liquidity and capital and could significantly increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us or purchase our securities, thereby, potentially reducing our ability to generate earnings.
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
The potential impacts of extreme weather conditions, natural disasters and rising sea levels, could impact our operations as well as those of our customers and third party vendors upon which we rely. Our Bank is based in San Diego, California, and approximately 35.8% of our real estate loan portfolio was secured by real estate located in California at June 30, 2025. In addition, some of our computer systems that operate our internet websites and their back-up systems are located in San Diego, California. Historically, California has been vulnerable to natural disasters. Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides, the nature and magnitude of which cannot be predicted and may be exacerbated by global climate change. Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and leases and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan and lease portfolio, which is substantially composed of real estate loans. Losses from disasters for which borrowers are uninsured or under-insured may reduce borrowers’ ability to repay mortgage loans. Natural disasters, acts of war or terrorism, civil unrest, public health issues, or other adverse external events could each negatively impact our business operations or the stability of our deposit base, cause significant property damage, adversely impact the values of collateral securing our loans and/or interrupt our borrowers’ abilities to conduct their business in a manner to support their debt obligations, which could result in losses and increased provisions for credit losses. Although we have implemented several back-up systems and protections (and maintain standard business interruption insurance), these measures may not protect us fully from the effects of a natural disaster, acts of war or terrorism, civil unrest, public health issues, or other adverse external events. The occurrence of natural disasters, particularly in California, could have a material adverse effect on our business, prospects, financial condition and results of operations, although the greater Los Angeles area fires in early 2025 did not have material impact to the Company.
Our success depends in large part on the continuing efforts of key executives. If we are unable to retain these key personnel or attract, hire and retain others to oversee and manage our Company, our business could suffer.
Our success depends substantially on the skill and abilities of our senior management team, including our Chief Executive Officer and President, Gregory Garrabrants, and other employees that perform multiple functions that might otherwise be performed by separate individuals at larger banks. The loss of the services of any of these individuals or other key employees, whether through termination of employment, disability, or other means, could have a material adverse effect on our business. In addition, our ability to grow and manage our growth depends on our ability to continue to identify, attract, hire, train, retain and motivate highly skilled executive, technical, managerial, sales, marketing, customer service and professional personnel. The implementation of our business plan and our future success will depend on such qualified personnel. Competition for employees is intense in many areas of the financial services industry, and there is a risk that we will not be able to successfully attract, onboard, or retain sufficiently qualified personnel. If we fail to attract and retain the necessary personnel, or if the costs of employee compensation or benefits increase substantially, our business, prospects, financial condition and results of operations could be adversely affected.
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
We rely on technology and information systems for, among other things, communications, processing customer transactions, recordkeeping and financial controls. We rely substantially upon third-party service providers for our core banking and securities transactions technology and to protect us from system failures or disruptions. This reliance may mean that we will not be able to resolve operational problems internally or on a timely basis, which could lead to customer dissatisfaction or long-term disruption of our operations. Due to our interconnectivity with these third parties, we may be adversely affected if any of them are subject to a cyber-attack or other privacy or information security event, including those arising due to the use of mobile technology or a third-party cloud environment. Our operations depend upon our ability to replace a third-party service provider if it experiences difficulties that interrupt operations or if an essential third-party service terminates. If these service arrangements are terminated for any reason without an immediately available substitute arrangement, our operations may be severely interrupted or delayed. If such interruption or delay were to continue for a substantial period of time, our business, prospects, financial condition and results of operations could be adversely affected.
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
The computer systems, internet connectivity and network infrastructure utilized by us and others could be vulnerable to unforeseen problems. This is true of both our internally developed systems and the systems of our third-party service providers. Our operations are dependent upon our ability to protect critical infrastructure against damage from fire, power loss, telecommunication failure, or other catastrophic events.

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
Our products and services involve the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation, and potential liability. Through our cybersecurity risk management program, we employ cybersecurity measures that are designed to prevent, detect, and respond to cybersecurity incidents, including management-level engagement and corporate governance, formalized risk management processes, advanced technical controls, incident response planning, frequent vulnerability testing, vendor management, intrusion monitoring, the maintenance of a security awareness program, and established partnerships with appropriate government and law enforcement agencies. These procedures cannot assure we will be fully protected from a cybersecurity incident. Our security measures may be breached due to the actions of organized crime, hackers, terrorists, nation-states, activists and other outside parties, employee error, failure to follow security procedures, malfeasance, or otherwise. As a result, an unauthorized party may obtain access to our data or our customers’ data. In addition, to access our products and services, our customers use personal computers, smartphones, tablets, and other mobile devices that are beyond our control environment. Outside parties may attempt to fraudulently induce employees or customers to disclose sensitive information in order to gain access to our data or our customers’ data. Other types of information security incidents may include computer viruses, malicious or destructive code, denial-of-service attacks, ransomware or ransom demands to not expose security vulnerabilities in the Company’s systems or the systems of third parties. Further, the use of artificial intelligence (“AI”) by cybercriminals may increase the frequency and severity of cybersecurity attacks against us or our service providers and others on whom we rely. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security or the security of any our third-party vendors occurs, such as hacking or identity theft, it could cause serious negative consequences, including significant disruption of our operations, misappropriation of confidential information, or damage to computers or systems, and may result in violations of applicable privacy and other laws, financial loss and loss of confidence in our security measures. As a result, we could lose customers, suffer employee productivity losses, incur technology replacement and incident response costs, be subject to additional regulatory scrutiny, and be subject to civil litigation and possible financial liability, any of which may have a material adverse effect on our business, financial condition and results of operations.
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
The banking and financial services industry continually experiences technological changes, with frequent introductions of new technology-driven products and services, including recent and rapid developments in AI, including with agentic AI. Our future success will depend, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to assess the proper operation of AI models and capabilities to create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may also create service interruptions, transaction processing errors, and system conversion delays and may cause us to fail to comply with applicable laws. There can be no assurance that we will be able to successfully manage the risks associated with our increased dependency on technology. Failure to successfully keep pace with technological change affecting the banking and financial services industry could negatively affect our revenue and profitability.
We or our third-party vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services or products. The development and use of AI presents a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the United States and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that results in the release of private, confidential, or proprietary information, that reflects biases included in the data on which they are trained, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it challenging to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias and complying with regulations that require documentation or explanation of the basis on which decisions are made.
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
Stock price volatility may make it more difficult for our stockholders to resell their common stock when desired. Our common stock price may fluctuate significantly due to a variety of factors that may include the following:
•actual or expected variations in quarterly results of operations;
•recommendations by securities analysts;
•operating and stock price performance of companies deemed comparable by investors;
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
•changes in government regulations;
•geopolitical conditions, such as acts or threats of terrorism or military action; and
•the other factors described herein.
General market fluctuations; industry factors; political conditions; and general economic conditions and events, such as economic slowdowns, recessions, interest rate changes, changes in government tariff and trade policies; or credit loss trends, could cause our common stock price to decrease regardless of operating results.
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
•the ability of our Board of Directors to designate the terms of and issue new series of preferred stock without stockholder approval; and
•the additional shares of authorized common stock and preferred stock available for issuance under our Certificate of Incorporation, which could be issued at such times, under such circumstances and with such terms and conditions as to impede a change in control.
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
We are subject to a variety of litigation pertaining to fiduciary and other claims and legal proceedings. Currently, there are certain legal proceedings pending against us in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, we believe any liabilities arising from pending legal matters have been adequately accounted for based on the probability of a charge. However, if actual results differ from our expectations, it could have a material adverse effect on the Company's financial condition, results of operations, or cash flows. For a detailed discussion on current legal proceedings, see Item 3 - “Legal Proceedings.”
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
Our risk management processes and procedures include a cybersecurity risk management program as part of its multiple technical layers of defense. Through our cybersecurity risk management program, we have designed and implemented processes for identifying, assessing, preventing, and managing material risks from cybersecurity threats to our critical computer networks, third-party service providers, communication systems, hardware and software, and our critical data, including confidential company and customer information. As part of our cybersecurity risk management program, we evaluate our various technical layers of defense on an ongoing basis including performing incident response planning, frequent vulnerability testing, vendor risk management, intrusion monitoring, and maintaining a security awareness program. We invest in our people, processes and systems and collaborate with appropriate government and law enforcement agencies to help monitor cybersecurity threats as well as prevent and respond to cybersecurity incidents.
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
Governance
Cybersecurity risk management is part of our Board of Directors’ general oversight function, which includes oversight of the cybersecurity risk management program and any identified cybersecurity risks and incidents. To facilitate its oversight, the Board of Directors receives regular updates from management on cybersecurity.
Our Chief Risk Officer has primary responsibility for our enterprise risk management program. Our Chief Information Security Officer has primary responsibility for our cybersecurity risk management program and supervises the Company’s cybersecurity personnel. Both individuals have extensive work experience in various roles involving risk and compliance, including cybersecurity and information security.
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

ITEM 2. PROPERTIES
Our principal offices are located at 9205 West Russell Road, Suite 400, Las Vegas, NV 89148. Our Banking Business Segment and Securities Business Segments both conduct business at this location. Among other additional locations, we have office space located in San Diego, California totaling approximately 163,528 square feet.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol “AX”. There were 56,486,144 shares of common stock outstanding as of August 8, 2025 held by approximately 59,000 holders of record. A substantially larger number of holders of our common stock are beneficial holders, whose shares are held of record by brokers and other financial institutions. The transfer agent and registrar of our common stock is Computershare.
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
ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Repurchases. On April 27, 2023, the Company announced a program to repurchase up to $100 million of its common stock and on each of February 12, 2024 and May 12, 2025, the Company announced an additional $100 million increase to the common stock repurchase program. The Company may repurchase shares on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The repurchase program does not obligate the Company to acquire any specific number of shares. The share repurchase program will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under this plan will be held as treasury shares. During fiscal year 2025 the Company repurchased a total of $58.5 million or 951,927 common shares at an average price of $61.40 per share and there remains $148.1 million of availability under the program as of June 30, 2025. The Company accounts for treasury stock using the cost method as a reduction of stockholders’ equity in the accompanying Consolidated Financial Statements.
Net Settlement of Restricted Stock Unit Awards. The Company’s amended and restated 2014 Stock Incentive Plan, permits net settlement of stock issuances related to equity awards for purposes of payment of a grantee’s minimum income tax obligation. During the fiscal year ended June 30, 2025, there were 396,978 restricted stock unit award shares which were retained by the Company and converted to cash at the average rate of $69.63 per share to fund the grantee’s income tax obligations.

The following table sets forth our market repurchases of Axos common stock and the Axos common shares retained in connection with net settlement of restricted stock unit awards during the fourth fiscal quarter ended June 30, 2025.

Period	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases[1,2] (dollars in thousands)
April 1, 2025 to April 30, 2025	517,600	$59.08	517,600	$48,071
May 1, 2025 to May 31, 2025	—	—	—	148,071
June 1, 2025 to June 30, 2025	—	—	—	148,071
For the Three Months Ended June 30, 2025	517,600	$—	517,600	$148,071
Stock Retained in Net Settlement
April 1, 2025 to April 30, 2025	1,302
May 1, 2025 to May 31, 2025	3,666
June 1, 2025 to June 30, 2025	147,344
For the Three Months Ended June 30, 2025	152,312
1 On April 27, 2023, the Company announced a program to repurchase up to $100 million of its common stock and on each of February 12, 2024 and May 12, 2025, the Company announced an additional $100 million increase to the common stock repurchase program. The share repurchase program will continue in effect until terminated by the Board of Directors of the Company.
2 The Amended and Restated 2014 Stock Incentive Plan permits net settlement of stock issuances related to equity awards for purposes of payment of a grantee’s minimum income tax obligation. Stock retained in net settlement was purchased at the vesting price of associated restricted stock unit.
Information regarding securities authorized for issuance under equity compensation plans is disclosed in Part III, Item 12, and is incorporated herein by this reference.

COMPANY STOCK PERFORMANCE
The following graph compares the total return of our common stock over the last five fiscal years, starting June 30, 2020 through June 30, 2025, with that of (i) the companies included in the total return for the U.S. NYSE Index, and (ii) the banks included in the ABA NASDAQ Community Bank Total Return Index (ticker: XABQ).
The graph assumes $100 was invested in AX common stock, in U.S. NYSE Composite Total Return Index (ticker: NYATR) and in ABA NASDAQ Community Bank Total Return Index (ticker: XABQ) on June 30, 2020. The indexes assume reinvestment of dividends.

	Cumulative Return as of June 30,
	2020	2021	2022	2023	2024	2025
Axos	$100.00	$210.10	$162.36	$178.62	$258.83	$344.38
NYSE	100.00	142.25	127.33	143.08	166.32	192.58
XABQ	100.00	159.42	149.73	123.55	147.89	179.50
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
OVERVIEW
The Consolidated Financial Statements include the accounts of Axos Financial, Inc. (“Axos”) and its wholly owned subsidiaries, Axos Bank (the “Bank” or “Axos Bank”) and Axos Nevada Holding, LLC (“Axos Nevada Holding”), collectively, the “Company.” Axos, the Bank, three lending-related entities and Axos Nevada Holding comprise substantially all of the Company’s assets and liabilities and revenues and expenses. The Bank, its wholly owned subsidiaries, and the activities of three lending-related entities, constitute the Banking Business Segment. Axos Nevada Holding owns Axos Securities, LLC, which owns Axos Clearing LLC (“Axos Clearing”), a clearing broker-dealer, Axos Invest, Inc., a registered investment advisor, and Axos Invest LLC, an introducing broker-dealer. Axos Securities, LLC and its consolidated subsidiaries constitute the Securities Business Segment. Axos Bank provides consumer and business banking products through its low-cost distribution channels and affinity partners. Axos Clearing and Axos Invest LLC, provide comprehensive securities clearing services to introducing broker-dealers and registered investment advisor correspondents and digital investment advisory services to retail investors, respectively. Axos Financial, Inc.’s common stock is listed on the NYSE under the symbol “AX” and is a component of the Russell 2000® Index and the S&P SmallCap 600® Index, among other indices.
MERGERS AND ACQUISITIONS
From time to time, we undertake acquisitions or similar transactions consistent with our operating and growth strategies. On August 23, 2023, the Company acquired approximately $52 million of marine floor financing loans at par value along with other assets for an additional $2 million, primarily consisting of servicing rights as well as certain employees. The transaction was accounted for as an asset acquisition and such assets are included in the Company’s Consolidated Balance Sheets as of June 30, 2025.
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
There were no other significant acquisitions undertaken during fiscal years 2025, 2024 or 2023.
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
The quantitative assessment reflects modeled outputs utilizing economic scenarios and forecasts, which are subject to uncertainty, and is also based on the Company’s current and expected future economic outlook. Key economic variables considered in the quantitative assessment include factors such as the U.S. unemployment rate and interest rates, both of which impact the default rate of the loan pools. Additionally, the results of the quantitative assessment are impacted by the third-party macroeconomic forecasts across various economic scenarios. The Company periodically reviews and adjusts the weighting of scenarios based on management’s allowance for credit losses (“ACL”) framework. Adjustment of scenario weighting away from the baseline scenario to the adverse scenario should increase the allowance for credit losses on the Company’s held-for-investment loan and net investment in leases portfolio, all else remaining equal. Economic forecasts that impacted management’s assessment of scenario weightings included interest rates, inflation, changes in trade policies, and geopolitical unrest. Changes in one or more of these variables can cause a significant change in the estimate of the allowance for credit losses.
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
Below is a reconciliation of net income and diluted EPS, the nearest comparable GAAP measure, to adjusted earnings and adjusted EPS (Non-GAAP):

	For Fiscal Year Ended June 30,
(Dollars in thousands, except per share amounts)	2025	2024	2023
Net income	$432,908	$450,008	$307,165
FDIC Loan Purchase - Gain on purchase	—	(92,397)	—
FDIC Loan Purchase - Provision for credit losses	—	4,648	—
Acquisition-related costs	7,408	10,843	10,948
Other costs[1]	(1,878)	—	16,000
Income tax effect	(1,627)	22,446	(7,776)
Adjusted earnings (Non-GAAP)	436,811	395,548	326,337

Average dilutive common shares outstanding	58,241,421	58,725,636	60,566,854

Diluted EPS	$7.43	$7.66	$5.07
FDIC Loan Purchase - Gain on purchase	—	(1.57)	—
FDIC Loan Purchase - Provision for credit losses	—	0.08	—
Acquisition-related costs	0.13	0.18	0.18
Other costs[1]	(0.03)	—	0.27
Income tax effect	$(0.03)	$0.39	$(0.13)
Adjusted EPS (Non-GAAP)	$7.50	$6.74	$5.39
1Other costs for the fiscal year ended 2025 primarily reflects the payment of a legal judgment at an amount less than previously accrued and for the fiscal year ended June 30, 2023 reflects the original accrual for such legal judgment.
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
Below is a reconciliation of total stockholders’ equity, the nearest comparable GAAP measure, to tangible book value (Non-GAAP) as of the dates indicated:

	At the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2025	2024	2023
Common stockholders’ equity	$2,680,677	$2,290,596	$1,917,159
Less: servicing rights, carried at fair value	27,218	28,924	25,443
Less: goodwill and intangible assets—net	134,502	141,769	152,149
Tangible common stockholders’ equity (Non-GAAP)	$2,518,957	$2,119,903	$1,739,567

Common shares outstanding at end of period	56,483,617	56,894,565	58,943,035

Book value per common share	$47.46	$40.26	$32.53
Less: servicing rights, carried at fair value per common share	$0.48	$0.51	$0.44
Less: goodwill and other intangible assets—net per common share	$2.38	$2.49	$2.58
Tangible book value per common share (Non-GAAP)	$44.60	$37.26	$29.51

FINANCIAL HIGHLIGHTS
The following selected consolidated financial information should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and footnotes included elsewhere in this report.

	At or for the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2025	2024	2023
Selected Balance Sheet Data:
Total assets	$24,783,078	$22,855,334	$20,348,469
Loans—net of allowance for credit losses	21,049,610	19,231,385	16,456,728
Loans held for sale, carried at fair value	10,012	16,482	23,203
Allowance for credit losses	290,049	260,542	166,680
Trading securities	649	353	758
Available-for-sale securities	66,008	141,611	232,350
Securities borrowed	139,396	67,212	134,339
Customer, broker-dealer and clearing receivables	252,720	240,028	374,074
Total deposits	20,829,543	19,359,217	17,123,108
Advances from the Federal Home Loan Bank	60,000	90,000	90,000
Borrowings, subordinated debentures and other borrowings	312,671	325,679	361,779
Securities loaned	139,426	74,177	159,832
Customer, broker-dealer and clearing payables	350,606	301,127	445,477
Total stockholders’ equity	2,680,677	2,290,596	1,917,159

Selected Income Statement Data:
Interest and dividend income	$1,815,465	$1,655,607	$1,157,138
Interest expense	687,693	694,178	374,017
Net interest income	1,127,772	961,429	783,121
Provision for credit losses	55,745	32,500	24,250
Net interest income, after provision for credit losses	1,072,027	928,929	758,871
Non-interest income	131,066	222,660	120,488
Non-interest expense	589,698	516,108	447,615
Income before income tax expense	613,395	635,481	431,744
Income taxes	180,487	185,473	124,579
Net income	$432,908	$450,008	$307,165

Per Common Share Data:
Net income:
Basic	$7.61	$7.82	$5.15
Diluted	$7.43	$7.66	$5.07
Adjusted earnings per common share (Non-GAAP1)	$7.50	$6.74	$5.39
Book value per common share	$47.46	$40.26	$32.53
Tangible book value per common share (Non-GAAP1)	$44.60	$37.26	$29.51

Weighted-average number of common shares outstanding:
Basic	56,862,630	57,509,029	59,691,541
Diluted	58,241,421	58,725,636	60,566,854
Common shares outstanding at end of period	56,483,617	56,894,565	58,943,035
Common shares issued at end of period	71,101,642	70,221,632	69,465,446

	At or for the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2025	2024	2023
Performance Ratios and Other Data:
Growth in loans held for investment, net	$1,818,225	$2,774,657	$2,365,667
Loan originations for sale	$199,845	$197,305	$160,607
Return on average assets	1.82%	2.08%	1.64%
Return on average common stockholders’ equity	17.30%	21.64%	17.22%
Interest rate spread[2]	3.97%	3.62%	3.44%
Net interest margin[3]	4.90%	4.62%	4.35%
Net interest margin - Banking Business Segment only[3]	4.95%	4.68%	4.48%
Efficiency ratio[4]	46.84%	43.59%	49.54%
Efficiency ratio - Banking Business Segment only[4]	40.80%	38.42%	47.82%

Capital Ratios:
Equity to assets at end of period	10.82%	10.02%	9.42%
Axos Financial, Inc.:
Tier 1 leverage (to adjusted average assets)	10.73%	9.43%	8.96%
Common equity tier 1 capital (to risk-weighted assets)	12.52%	12.01%	10.94%
Tier 1 capital (to risk-weighted assets)	12.52%	12.01%	10.94%
Total capital (to risk-weighted assets)	15.28%	14.84%	13.82%
Axos Bank:
Tier 1 leverage (to adjusted average assets)	10.23%	9.74%	9.68%
Common equity tier 1 capital (to risk-weighted assets)	12.42%	12.74%	11.63%
Tier 1 capital (to risk-weighted assets)	12.42%	12.74%	11.63%
Total capital (to risk-weighted assets)	13.70%	13.81%	12.50%
Axos Clearing LLC:
Net capital	$86,996	$101,462	$35,221
Excess capital	$81,834	$96,654	$29,905
Net capital as percentage of aggregate debit item	33.71%	42.21%	13.25%
Net capital in excess of 5% aggregate debit item	$74,091	$89,442	$21,930

Asset Quality Ratios:
Net charge-offs to average loans outstanding	0.13%	0.05%	0.04%
Nonaccrual loans and leases to total loans	0.79%	0.57%	0.52%
Non-performing assets to total assets	0.71%	0.51%	0.47%
Allowance for credit losses - loans to total loans held for investment	1.36%	1.34%	1.00%
Allowance for credit losses - loans to nonaccrual loans[5]	170.23%	229.84%	191.23%
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
5 The decrease in the allowance for credit losses - loans to nonaccrual loans as of June 30, 2025 is primarily attributable to the change in nonaccrual loans.
RESULTS OF OPERATIONS
Our results of operations depend on our net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Our net interest income is subject to competitive factors in online banking and other markets. Our net interest income is reduced by our current estimate of credit losses. We earn non-interest income primarily from mortgage banking activities, banking products and service activity, asset custody services, broker-dealer clearing and related services, prepayment fee income from multifamily and commercial borrowers who repay their loans before maturity and from gains on sales of other loans and available-for-sale securities. Losses on sales of available-for-sale securities reduce non-interest income. The largest component of non-interest expense is salary and benefits, which is a function of the number of personnel, which increased to 1,989 full-time employees at June 30, 2025, from 1,781 full-time employees at June 30, 2024. We are subject to federal and state income taxes, and our effective tax rates were 29.42%, 29.19% and 28.85% for the fiscal years ended June 30, 2025, 2024, and 2023, respectively. Other factors that affect our results of operations include expenses relating to data and operational processing, advertising, depreciation, occupancy, professional services, and other miscellaneous expenses.

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

	For the Fiscal Years Ended June 30,
	2025			2024			2023
(Dollars in thousands)	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid
Assets:
Loans[2,3]	$19,853,221	$1,654,784	8.34%	$18,010,709	$1,499,572	8.33%	$15,571,290	$1,048,874	6.74%
Non-purchased loans	18,880,093	1,494,140	7.91%	17,458,451	1,405,202	8.05%	15,571,290	1,048,874	6.74%
Purchased loans[4]	973,128	160,644	16.51%	552,258	94,370	17.09%	—	—	—%
Interest-earning deposits in other financial institutions	2,665,865	128,073	4.80%	2,242,226	120,861	5.39%	1,761,902	73,467	4.17%
Mortgage-backed and other securities	109,405	5,181	4.74%	218,565	11,234	5.14%	259,473	14,669	5.65%
Securities borrowed and margin lending[4]	344,055	25,492	7.41%	329,154	22,407	6.81%	388,386	18,657	4.80%
Stock of the regulatory agencies	26,930	1,935	7.19%	17,250	1,533	8.89%	20,936	1,471	7.03%
Total interest-earning assets	22,999,476	$1,815,465	7.89%	20,817,904	$1,655,607	7.95%	18,001,987	$1,157,138	6.43%
Non-interest-earning assets	775,958			811,032			735,783
Total assets	$23,775,434			$21,628,936			$18,737,770
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$16,181,014	$632,919	3.91%	$14,352,569	$626,678	4.37%	$10,211,737	$305,655	2.99%
Time deposits	859,400	34,834	4.05%	1,062,644	43,892	4.13%	1,225,537	33,826	2.76%
Securities loaned	113,330	1,830	1.61%	153,552	2,214	1.44%	303,932	3,673	1.21%
Advances from the FHLB	74,385	1,652	2.22%	107,454	3,087	2.87%	423,612	12,644	2.98%
Borrowings, subordinated notes and debentures	332,665	16,458	4.95%	358,452	18,307	5.11%	362,733	18,219	5.02%
Total interest-bearing liabilities	17,560,794	$687,693	3.92%	16,034,671	$694,178	4.33%	12,527,551	$374,017	2.99%
Non-interest-bearing demand deposits	2,968,839			2,769,272			3,730,524
Other non-interest-bearing liabilities	743,920			745,472			695,617
Stockholders’ equity	2,501,881			2,079,521			1,784,078
Total liabilities and stockholders’ equity	$23,775,434			$21,628,936			$18,737,770
Net interest income		$1,127,772			$961,429			$783,121
Interest rate spread[6]			3.97%			3.62%			3.44%
Net interest margin[7]			4.90%			4.62%			4.35%
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

COMPARISON OF THE FISCAL YEARS ENDED JUNE 30, 2025 AND JUNE 30, 2024
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

	Fiscal Year Ended June 30, 2025 vs 2024
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Increase (decrease) in interest income:
Loans	$153,412	$1,800	$155,212
Non-purchased loans	83,831	5,107	88,938
Purchased loans	69,581	(3,307)	66,274
Interest-earning deposits in other financial institutions	21,319	(14,107)	7,212
Mortgage-backed and other securities	(5,237)	(816)	(6,053)
Securities borrowed and margin lending	1,046	2,039	3,085
Stock of the regulatory agencies	737	(335)	402
Total increase (decrease) in interest income	$171,277	$(11,419)	$159,858
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$75,720	$(69,479)	$6,241
Time deposits	(8,225)	(833)	(9,058)
Securities loaned	(624)	240	(384)
Advances from the FHLB	(827)	(608)	(1,435)
Borrowings, subordinated notes and debentures	(1,288)	(561)	(1,849)
Total increase (decrease) in interest expense	$64,756	$(71,241)	$(6,485)
Interest Income. For fiscal year 2025, interest income increased $159.9 million, or 9.7%, compared to interest income in fiscal year 2024, primarily reflecting higher interest earned on loans, mainly attributable to higher loan balances.
Interest Expense. For fiscal year 2025, interest expense decreased $6.5 million, or 0.9% compared to interest expense in fiscal year 2024, primarily attributable to lower rates on interest bearing demand and savings deposits and lower average time deposits, advances from the FHLB, and other borrowings. These decreases were partially offset by higher interest-bearing demand and savings deposit balances.
Provision for Credit Losses. For fiscal year 2025, provision for credit losses increased $23.2 million compared to the provision for credit losses in fiscal year 2024. See “Asset Quality and Allowance for Credit Losses - Loans” for discussion of our allowance for credit losses and the related provision for credit losses.
Non-interest Income. The following table sets forth information regarding our non-interest income:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2025	2024	Inc (Dec)
Broker-dealer fee income	$45,233	$48,136	$(2,903)
Advisory fee income	31,794	31,335	459
Banking and service fees	38,195	35,723	2,472
Mortgage banking and servicing rights income	13,007	10,000	3,007
Prepayment penalty fee income	2,837	5,069	(2,232)
Gain on acquisition	—	92,397	(92,397)
Total non-interest income	$131,066	$222,660	$(91,594)
For fiscal year 2025, non-interest income decreased $91.6 million, or 41.1% compared to non-interest income in fiscal year 2024. The decrease was primarily the result of the absence of the gain on the FDIC Loan Purchase as compared to fiscal year 2024, as well as a decrease in broker-dealer fee income on lower rates earned on cash sorting balances. These decreases were partially offset by an increase in mortgage banking and servicing rights income, reflecting net gains on loan sales in fiscal year 2025, and higher banking and service fees.

Non-interest Expense. The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2025	2024	Inc (Dec)
Salaries and related costs	$297,955	$250,873	$47,082
Data and operational processing	80,433	69,370	11,063
Depreciation and amortization	29,019	27,086	1,933
Advertising and promotional	47,760	42,797	4,963
Professional services	37,572	36,532	1,040
Occupancy and equipment	17,705	16,704	1,001
FDIC and regulatory fees	27,558	20,546	7,012
Broker-dealer clearing charges	17,065	18,260	(1,195)
General and administrative expense	34,631	33,940	691
Total non-interest expense	$589,698	$516,108	$73,590
For fiscal year 2025, non-interest expense increased $73.6 million, or 14.3%, compared to fiscal year 2024, primarily due to increases of:
•$47.1 million in salaries and related costs primarily due to increased headcount and salaries to support continued growth in the business;
•$11.1 million in data and operational processing expense to support the Company’s growth and continued investments in technology; and
•$7.0 million in FDIC and regulatory fees primarily due to higher FDIC assessments, reflecting growth in deposits as well as special assessments in response to failures of other financial institutions.
Income Tax Expense. For fiscal year 2025, income tax expense decreased $5.0 million, or 2.7% compared to income tax expense in fiscal year 2024. The fiscal year 2025 effective tax rate of 29.42%, increased by 0.23% compared to fiscal year 2024. The Company received federal and state tax credits for both fiscal years ended June 30, 2025 and 2024. These tax credits decreased the effective tax rate by approximately 0.43% and 0.58%, respectively. Additionally, in June 2025, the State of California adopted its fiscal year 2026 budget, which, among other things, changed the way financial institutions’ multi-state income is apportioned to the State of California. The change required the Company to remeasure its California deferred tax asset and resulted in revaluation of $5.5 million recognized in the fiscal year ended June 30, 2025. The Company estimates the effective tax rate for fiscal years under this tax law will be reduced by approximately 3% compared to the effective tax rate prior to the change in the State of California tax law.
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
The following tables present the operating results of the segments:

	Fiscal Year Ended June 30, 2025
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$1,114,173	$28,431	$(14,832)	$1,127,772
Provision for credit losses	55,745	—	—	$55,745
Non-interest income	46,430	119,138	(34,502)	$131,066
Non-interest expense	473,545	114,627	1,526	$589,698
Income (loss) before taxes	$631,313	$32,942	$(50,860)	$613,395

	Fiscal Year Ended June 30, 2024
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$950,832	$26,207	$(15,610)	$961,429
Provision for credit losses	32,500	—	—	$32,500
Non-interest income	139,071	129,020	(45,431)	$222,660
Non-interest expense	418,695	115,091	(17,678)	$516,108
Income (loss) before taxes	$638,708	$40,136	$(43,363)	$635,481
Banking Business Segment
For the fiscal year ended June 30, 2025, Banking Business Segment had pre-tax income of $631.3 million compared to pre-tax income of $638.7 million for the fiscal year ended June 30, 2024. For the fiscal year ended June 30, 2025, the decrease in pre-tax income was primarily related to the absence of the gain on the FDIC Loan Purchase as compared to fiscal year 2024 and a higher provision for credit losses, partially offset by higher net interest income.
For the fiscal year 2025, the Banking Business Segment’s net interest income increased $163.3 million, or 17.2%, compared to net interest income in fiscal year 2024. The increase in net interest income is reflective of higher interest earned on loans, mainly attributable to higher loan balances, as well as lower rates on demand and savings deposits and lower average time deposits and advances from the FHLB. These decreases were partially offset by higher interest-bearing demand and savings deposit balances.
For the fiscal year 2025, the Banking Business Segment’s non-interest income decreased $92.6 million, or 66.6%, compared to non-interest income in fiscal year 2024. The decrease in non-interest income was primarily the result of the absence of the gain on the FDIC Loan Purchase as compared to fiscal year 2024.
For the fiscal year 2025, the Banking Business Segment’s non-interest expense increased $54.9 million, or 13.1%, compared to non-interest expense in fiscal 2024. The increase in non-interest expense was primarily driven by higher salaries and related costs.
We consider the ratios shown in the table below to be key indicators of the performance of our Banking Business Segment:

	Fiscal Year Ended
	June 30, 2025	June 30, 2024
Efficiency ratio	40.80%	38.42%
Return on average assets	2.02%	2.20%
Interest rate spread	4.03%	3.66%
Net interest margin	4.95%	4.68%
Our Banking Business Segment’s net interest margin exceeds our consolidated net interest margin. Our consolidated net interest margin includes certain items that are not reflected in the calculation of our net interest margin within our Banking Business Segment and reduce our consolidated net interest margin, such as the borrowing costs at the Company and the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in our Securities Business Segment, including those related to securities financing operations.

Securities Business Segment
For the fiscal year ended June 30, 2025, our Securities Business Segment had income before taxes of $32.9 million compared to income before taxes of $40.1 million for the fiscal year ended June 30, 2024.
For the fiscal year 2025, the Securities Business Segment’s net interest income increased $2.2 million, or 8.5%, compared to fiscal year 2024, resulting from higher net interest income earned in securities lending activities and lower interest expense on borrowings. In the Securities Business Segment, interest is earned through margin loan balances, securities borrowed and cash deposit balances. Interest expense is incurred from cash borrowed through bank lines and securities lending.
For the fiscal year 2025, the Securities Business Segment’s non-interest income decreased $9.9 million, or 7.7%, compared to fiscal year 2024, primarily attributable to lower broker-dealer fee income on lower rates earned on cash sorting balances.
For the fiscal year 2025, the Securities Business Segment’s non-interest expense decreased $0.5 million, or 0.4%, compared to non-interest expense in fiscal year ended June 30, 2024, primarily related to lower broker-dealer clearing charges.
Selected information concerning Axos Clearing follows as of each date indicated:

	June 30,
(Dollars in thousands)	2025	2024
FDIC insured program balances at banks	$1,444,830	$1,289,105
Margin balances	$229,387	$219,848
Cash reserves for the benefit of customers	$146,835	$113,676
Securities lending:
Interest-earning assets – stock borrowed	$139,396	$67,212
Interest-bearing liabilities – stock loaned	$139,426	$74,177
COMPARISON OF THE FISCAL YEARS ENDED JUNE 30, 2024 AND JUNE 30, 2023
For a comparison of our fiscal year 2024 results compared to fiscal year 2023 results, see Part II, Item 7, “Comparison of the Fiscal Years Ended June 30, 2024 and June 30, 2023” in the Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC.
FINANCIAL CONDITION
Our total assets increased $1.9 billion, or 8.4%, to $24.8 billion, as of June 30, 2025, up from $22.9 billion at June 30, 2024. The increase in total assets primarily reflects growth in total loans of $1.8 billion on a net basis, driven by increases in the commercial & industrial - non-RE and commercial real estate portfolios. Total liabilities increased by $1.5 billion or 7.5%, to $22.1 billion at June 30, 2025, up from $20.6 billion at June 30, 2024. The increase in total liabilities primarily reflects growth in deposits of $1.5 billion. Stockholders’ equity increased by $390.1 million, or 17.0%, to $2.7 billion at June 30, 2025, up from $2.3 billion at June 30, 2024. The increase in stockholders’ equity primarily reflects net income of $432.9 million, partially offset by repurchases of $58.5 million of common stock.
Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio:

	At June 30,
	2025		2024		2023
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Single Family - Mortgage & Warehouse	$4,395,278	20.4%	$4,178,832	21.1%	$4,173,833	25.1%
Multifamily and Commercial Mortgage	2,940,739	13.6%	3,861,931	19.5%	3,082,225	18.5%
Commercial Real Estate	6,937,187	32.2%	6,088,622	30.7%	6,199,818	37.2%
Commercial & Industrial - Non-RE	6,795,497	31.6%	5,241,766	26.5%	2,639,650	15.8%
Auto & Consumer	482,996	2.2%	431,660	2.2%	556,500	3.4%
Total loans held for investment	$21,551,697	100%	$19,802,811	100%	$16,652,026	100%
Allowance for credit losses	(290,049)		(260,542)		(166,680)
Unamortized premiums/discounts, net of deferred loan fees	(212,038)		(310,884)		(28,618)
Net loans held for investment	$21,049,610		$19,231,385		$16,456,728

The following table sets forth the amount of loans maturing in our total loans held for investment based on the contractual terms to maturity:

	Term to Contractual Maturity as of June 30, 2025
(Dollars in thousands)	Less Than Three Months	Over Three Months Through One Year	Over One Year Through Five Years	Over 5 Years Through 15 Years	Over 15 Years	Total
Single Family - Mortgage & Warehouse	$113,043	$586,963	$74,690	$85,373	$3,535,209	$4,395,278
Multifamily and Commercial Mortgage	19,260	$191,796	$492,702	1,604,339	632,642	2,940,739
Commercial Real Estate	846,943	$1,875,622	$4,214,622	—	—	6,937,187
Commercial & Industrial - Non-RE	231,722	$1,712,988	$4,498,511	336,089	16,187	6,795,497
Auto & Consumer	591	3,807	204,555	216,531	57,512	482,996
Total	$1,211,559	$4,371,176	$9,485,080	$2,242,332	$4,241,550	$21,551,697
The following table sets forth the amount of our loans at June 30, 2025 that are due after one year and indicates whether they have fixed or floating/adjustable interest rates:

(Dollars in thousands)	Fixed	Floating/ Adjustable[1]	Total
Single Family - Mortgage & Warehouse	$188,121	$3,507,152	$3,695,273
Multifamily and Commercial Mortgage	114,292	2,615,390	2,729,682
Commercial Real Estate	144,472	4,070,150	4,214,622
Commercial & Industrial - Non-RE	630,245	4,220,542	4,850,787
Auto & Consumer	456,633	21,965	478,598
Total	$1,533,763	$14,435,199	$15,968,962
1 Included in this category are hybrid mortgages (e.g., 5/1 adjustable rate mortgages) that carry a fixed rate for an introductory term before transitioning to an adjustable rate.
The majority of our real estate loans are secured by properties located in California and New York. The following table shows the largest states and regions ranked by location of these properties:

	At June 30, 2025
	Percentage of Loan Principal Secured by Real Estate Located in State or Region
State or Region	Total Real Estate Loans	Single Family Mortgage	Multifamily real estate secured	Commercial Real Estate
California—south[1]	28.7%	56.3%	41.2%	6.0%
California—north[2]	7.1%	14.2%	7.3%	2.5%
New York	28.2%	8.6%	37.1%	36.8%
Florida	12.0%	4.7%	5.4%	19.5%
Texas	5.5%	1.1%	0.6%	10.2%
New Jersey	2.7%	1.0%	5.2%	2.7%
Nevada	2.4%	1.5%	0.5%	3.8%
Georgia	1.7%	1.9%	—%	2.2%
Arizona	1.3%	2.9%	0.2%	0.7%
South Carolina	1.2%	0.1%	—%	2.5%
All other states	9.2%	7.7%	2.5%	13.1%
Total	100%	100%	100%	100%
1 Consists of loans secured by real property in California with ZIP Code ranges from 90001 to 92999.
2 Consists of loans secured by real property in California with ZIP Code ranges from 93000 to 96161.

The ratio of the loan amount to the value of the property securing the loan is called the loan-to-value ratio (“LTV”). The following table shows the LTVs of our loan portfolio on weighted-average and median bases at June 30, 2025. The LTVs were calculated by dividing (a) the current outstanding loan principal balance of both the first and second liens of the borrower by (b) the appraisal value at the time of origination of the property securing the loan.

	Total Real Estate Loans	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate
Weighted-Average LTV	46.2%	56.7%	49.4%	45.4%
Median LTV	51.0%	53.5%	47.9%	45.7%

    Asset Quality. Loans reaching 90 days past due are generally placed on nonaccrual status. Loans not yet reaching 90 days past due may be placed on non-accrual status based on management’s assessment of the aging of contractual principal amounts due, among other factors. For an aging analysis of the Company’s loans held for investment as of June 30, 2025 and 2024, see Note 5—“Loans & Allowance for Credit Losses” in the Consolidated Financial Statements. Non-performing assets include nonaccrual loans plus other real estate owned and repossessed vehicles.
Non-performing assets consisted of the following:

	At June 30,
(Dollars in thousands)	2025	2024	2023
Non-performing assets:
Nonaccrual loans:
Single Family - Mortgage & Warehouse	$44,196	$45,711	$30,714
Multifamily and Commercial Mortgage	33,037	35,054	35,103
Commercial Real Estate	29,223	26,102	14,852
Commercial & Industrial - Non-RE	61,804	4,020	2,989
Auto & Consumer	2,126	2,472	3,502
Total nonaccrual loans	170,386	113,359	87,160
Foreclosed real estate	4,535	1,840	6,966
Repossessed - Autos	505	610	1,133
Total non-performing assets	$175,426	$115,809	$95,259
Total nonaccrual loans as a percentage of total loans	0.79%	0.57%	0.52%
Total non-performing assets as a percentage of total assets	0.71%	0.51%	0.47%
Our non-performing assets increased to $175.4 million at June 30, 2025 from $115.8 million at June 30, 2024. The increase in non-performing assets during the fiscal year ended June 30, 2025 was primarily the result of an increase in non-accrual loans of $57.0 million, specifically commercial & industrial - Non-RE, and an increase in other real estate owned and repossessed vehicles of $2.6 million. Non-performing assets as a percentage of total assets increased to 0.71% at June 30, 2025 from 0.51% at June 30, 2024.

Allowance for Credit Losses - Loans. The following table sets forth the changes in our allowance for credit losses, by portfolio class for the dates indicated:

(Dollars in thousands)	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total	Total Allowance as a % of Total Loans
Balance at June 30, 2022	$19,670	$14,655	$69,339	$30,808	$14,145	$148,617	1.04%
Provision for credit losses	(2,302)	2,193	3,416	15,521	5,922	24,750
Charge-offs	(314)	—	—	—	(9,142)	(9,456)
Recoveries	449	—	—	18	2,302	2,769
Balance at June 30, 2023	17,503	16,848	72,755	46,347	13,227	166,680	1.00%
Allowance for credit losses at acquisition of PCD loans	—	58,997	11,125	—	—	70,122
Provision for credit losses	(489)	(4,434)	3,900	29,769	4,004	32,750
Charge-offs	(172)	(640)	—	(84)	(11,013)	(11,909)
Recoveries	101	—	—	—	2,798	2,899
Balance at June 30, 2024	16,943	70,771	87,780	76,032	9,016	260,542	1.34%
Provision for credit losses	(1,858)	(36,655)	25,934	54,432	13,224	55,077
Charge-offs	(3,036)	(8,565)	(165)	(8,825)	(9,715)	(30,306)
Recoveries	62	689	255	—	3,730	4,736
Balance at June 30, 2025	$12,111	$26,240	$113,804	$121,639	$16,255	$290,049	1.36%
Net Charge-Offs to Average Loans - Fiscal Year Ended June 30, 2025	0.14%	0.52%	—%	0.28%	3.02%	0.13%
Net Charge-Offs to Average Loans - Fiscal Year Ended June 30, 2024	—%	0.02%	—%	—%	1.70%	0.05%
Net Charge-Offs to Average Loans - Fiscal Year Ended June 30, 2023	—%	—%	—%	—%	1.10%	0.04%

The Company’s allowance for credit losses increased $29.5 million or 11.3% at June 30, 2025 from June 30, 2024. As a percentage of the outstanding loan balance, the Company’s allowance was 1.36% and 1.34% at June 30, 2025 and 2024, respectively. Provisions for credit losses were $55.1 million and $32.8 million for fiscal year 2025 and 2024, respectively. For a discussion of the changes in the allowance for credit losses in fiscal year 2025, see Note 5—“Loans & Allowance for Credit Losses” in the Consolidated Financial Statements.
For fiscal year 2025, net charge-offs were $25.6 million and increased $16.6 million compared to net charge-offs for fiscal year 2024, primarily due to net charge-offs in the commercial & industrial - non-RE and multifamily and commercial mortgage portfolios.
For fiscal year 2024, net charge-offs were $9.0 million and increased $2.3 million compared to net charge-offs for fiscal year 2023, primarily due to net charge-offs in the auto and consumer portfolio.
Available-for-Sale Securities. The following table presents the fair value of the available-for-sale securities portfolio:

(Dollars in thousands)
June 30, 2025	$66,008
June 30, 2024	141,611
June 30, 2023	232,350

The following table sets forth the expected maturity distribution of our mortgage-backed securities (“MBS”) and the contractual maturity distribution of our non-MBS securities and the weighted-average yield for each range of maturities:

	At June 30, 2025
	Total Amount		Due Within One Year		Due After One but within Five Years		Due After Five but within Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]
Available-for-sale
MBS:
Agency[2]	$48,229	3.76%	$11,537	3.93%	$29,753	3.94%	$5,158	2.93%	$1,781	1.94%
Non-Agency[3]	14,395	7.60%	10,975	6.46%	1,442	10.85%	1,203	10.21%	775	13.80%
Total MBS	$62,624	4.64%	$22,512	5.16%	$31,195	4.26%	$6,361	4.31%	$2,556	5.53%
Municipal	3,682	4.12%	—	—%	—	—%	—	—%	3,682	4.12%
Available-for-sale—Amortized Cost	$66,306	4.61%	$22,512	5.16%	$31,195	4.26%	$6,361	4.31%	$6,238	4.70%
Available-for-sale—Fair Value	$66,008	4.61%	$22,375	5.16%	$30,806	4.26%	$6,416	4.31%	$6,411	4.70%
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
Deposits. The number of deposit accounts at the end of each of the last three fiscal years is set forth below:

	At June 30,
	2025	2024	2023
Non-interest-bearing	50,967	55,772	45,640
Interest-bearing checking and savings accounts	546,678	495,070	427,299
Time deposits	2,956	4,696	6,340
Total number of deposit accounts	600,601	555,538	479,279
For fiscal year 2025, the number of interest-bearing checking and savings accounts grew primarily due to a higher number of consumer deposit accounts.
The following table sets forth the composition of the deposit portfolio:

	At June 30,
	2025	2024	2023
(Dollars in thousands)	Amount	Amount	Amount
Non-interest-bearing	$3,040,696	$2,975,631	$2,898,150
Interest-bearing demand and savings	16,660,290	15,445,490	12,910,396
Time deposits	1,128,557	938,096	1,314,562
Total interest-bearing	17,788,847	16,383,586	14,224,958
Total deposits[1]	$20,829,543	$19,359,217	$17,123,108
1 Total deposits includes brokered deposits of $1,801.1 million and $1,611.6 million as of June 30, 2025 and 2024, respectively, which include brokered time deposits of $700.0 million and $400.0 million as of June 30, 2025 and 2024, respectively.

The following table sets forth the average balance, the interest expense and the average rate paid by type of deposit:

	For the Fiscal Year Ended June 30,
	2025			2024			2023
(Dollars in thousands)	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid
Non-interest-bearing	$2,968,839	$—	—	$2,769,272	$—	—	$3,730,524	$—	—
Interest-bearing:
Demand	3,613,524	152,064	4.21%	3,702,727	170,140	4.59%	4,047,717	99,119	2.45%
Savings	12,567,490	480,855	3.83%	10,649,842	456,538	4.29%	6,164,020	206,536	3.35%
Time deposits	859,400	34,834	4.05%	1,062,644	43,892	4.13%	1,225,537	33,826	2.76%
Total interest-bearing deposits	17,040,414	667,753	3.92%	15,415,213	670,570	4.37%	11,437,274	339,481	2.97%
Total deposits	$20,009,253	$667,753	3.34%	$18,184,485	$670,570	3.69%	$15,167,798	$339,481	2.24%
Total deposits that exceeded the FDIC insurance limit or were not collateralized at June 30, 2025 and 2024, were $2.6 billion and $2.1 billion, respectively. The maturities of non-collateralized time deposits that exceeded the FDIC insurance limit were as follows:

(Dollars in thousands)	June 30, 2025
3 months or less	$6,527
3 months to 6 months	1,607
6 months to 12 months	8,619
Over 12 months	1,728
Total	$18,481
LIQUIDITY AND CAPITAL RESOURCES
Liquidity. Our primary sources of liquidity include deposits, borrowings, payments and maturities of outstanding loans, sales of loans, maturities or sales of available-for-sale securities and other short-term investments. While scheduled loan payments and maturing available-for-sale securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We generally invest excess funds in overnight deposits and other short-term interest-earning assets. We use cash generated through retail deposits, our largest funding source, to offset the cash utilized in lending and investing activities. Our short-term interest-earning available-for-sale securities are used to provide liquidity for lending and other operational requirements.
Axos Bank can borrow up to 35% of its total assets from the FHLB. Borrowings are collateralized by pledging certain mortgage loans and available-for-sale securities to the FHLB. Based on loans and securities pledged at June 30, 2025, we had $2,799.2 million available immediately and an additional $4,925.6 million available with additional collateral and the Company had $4,284.7 million of loans and $127 thousand of securities pledged to the FHLB. At June 30, 2025, we had $250.0 million in unsecured federal funds lines of credit with five major banks under which there were no borrowings outstanding.
The Bank has the ability to borrow short-term from the FRBSF Discount Window. At June 30, 2025, the Bank did not have any borrowings outstanding and the amount available from this source was $7,046.5 million. Borrowings are collateralized by pledging commercial loans and consumer loans. At June 30, 2025, the Bank had $8,227.7 million of loans pledged to the FRBSF.
Any future borrowings will depend on the growth of our lending operations and our exposure to interest rate risk, among other factors. We expect to continue to use deposits and advances from the FHLB as the primary sources of funding our future asset growth.
Axos Clearing has a $150.0 million third-party secured line of credit available for borrowing. As of June 30, 2025, there was no amount outstanding. These credit facilities bear interest at rates based on the Federal Funds rate and borrowings are due upon demand.
Axos Clearing has a $110.0 million unsecured line of credit available for limited purpose borrowing. As of June 30, 2025, there was no amount outstanding. This credit facility bears interest at rates based on the Federal Funds rate and borrowings are due upon demand. The unsecured line of credit requires Axos Clearing to operate in accordance with specific covenants with respect to capital and debt ratios. Axos Clearing was in compliance with all covenants as of June 30, 2025.

In December 2004, we completed a transaction that resulted in the issuance of $5.2 million of junior subordinated debentures for our Company with a stated maturity date of February 23, 2035. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month term SOFR plus a 2.41% margin and a 0.26% spread adjustment, for a rate of 6.99% as of June 30, 2025, with interest paid quarterly.
In January 2019, we issued subordinated loans totaling $7.5 million to the principal stockholders of Cor Securities Holdings, Inc. (“COR Securities”) in an equal principal amount, with a maturity of 15 months and a 6.25% interest rate, to serve as the source of payment of indemnification obligations of the principal stakeholders of COR Securities under the applicable merger agreement. During the fiscal year ended June 30, 2019, $0.1 million of subordinated loans were repaid. As of June 30, 2025, an indemnification claim against the $7.4 million remains pending.
In September 2020, the Company completed the sale of $175 million aggregate principal amount of its 4.875% Fixed-to-Floating Rate Subordinated Notes due October 1, 2030 (the “2030 Notes”). The 2030 Notes mature on October 1, 2030 and accrue interest at a fixed rate per annum equal to 4.875%, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2021. From and including October 1, 2025, to, but excluding October 1, 2030 or the date of early redemption, the 2030 Notes will bear interest at a floating rate per annum equal to the three-month term SOFR plus a spread of 476 basis points, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on January 2026. The 2030 Notes may be redeemed on or after October 1, 2025, which date may be extended at the Company’s discretion, at a redemption price equal to principal plus accrued and unpaid interest, subject to certain conditions. On September 27, 2024, the Company paid $9.2 million to repurchase $9.5 million par value of its 4.875% Fixed-to-Floating Rate Subordinated Notes due October 1, 2030 resulting in a pre-tax non-cash gain on extinguishment of $0.2 million, after accounting for unamortized issuance costs and accrued interest. The non-cash gain is recorded in “General and administrative expense” in the Consolidated Statements of Income for the fiscal year ended June 30, 2025.
In February 2022, the Company completed the sale of $150 million aggregate principal amount of its 4.00% Fixed-to-Floating Rate Subordinated Notes (the “2032 Notes”). The 2032 Notes are obligations only of Axos Financial, Inc. The 2032 Notes mature on March 1, 2032 and accrue interest at a fixed rate per annum equal to 4.00%, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2022. From and including March 1, 2027, to, but excluding March 1, 2032 or the date of early redemption, the 2032 Notes will bear interest at a floating rate per annum equal to three-month term SOFR plus a spread of 227 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on June 1, 2027. The 2032 Notes may be redeemed on or after March 1, 2027, which date may be extended at the Company’s discretion, at a redemption price equal to principal plus accrued and unpaid interest, subject to certain conditions. Fees and costs incurred in connection with the debt offering amortize to interest expense over the term of the 2032 Notes. On July 15, 2024, the Company paid $2.6 million to repurchase $3.0 million par value of its 4.00% Fixed-to-Floating Rate Subordinated Notes due March 1, 2032 resulting in a pre-tax non-cash gain on extinguishment of $0.4 million, after accounting for unamortized issuance costs and accrued interest. On June 5, 2025, the Company paid $1.4 million to repurchase $1.5 million par value of its 2032 Notes resulting in a pre-tax non-cash gain on extinguishment of $0.1 million, after accounting for unamortized issuance costs and accrued interest. The non-cash gain is recorded in “General and administrative expense” in the Consolidated Statements of Income for the fiscal year ended June 30, 2025.
In February 2024, the Company filed a new shelf registration with the SEC which allows us to issue up to $500.0 million through the sale of common stock, preferred stock, debt securities, warrants, subscription rights and units. On January 28, 2025, the Company entered into an equity distribution agreement pursuant to which the Company may issue and sell through distribution agents from time to time shares of the Company’s common stock in at-the-market offerings with an aggregate offering price of up to $150,000,000. The Company will issue the stock pursuant to the registration statement filed in February 2024 and a prospectus supplement filed with the SEC on January 28, 2025. No shares of the Company’s common stock have been issued pursuant to this offering.
We view our liquidity sources to be stable and adequate for our anticipated needs and contingencies for both the short and long-term. Due to the diversified sources of our deposits, while maintaining approximately 90% of our total Bank deposits in insured or collateralized accounts as of June 30, 2025, we believe we have the ability to increase our level of deposits, and have available other potential sources of funding, to address our liquidity needs for the foreseeable future.
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

The Company and Bank Capital Requirements. Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our Consolidated Financial Statements. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for our Company and Bank. Information presented for June 30, 2025, reflects the Basel III capital requirements for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Additionally, the Bank is required to maintain a tangible capital ratio equal to at least 1.5% of total average adjusted assets. At June 30, 2025, our Company and Bank met all the capital adequacy requirements to which they were subject to and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since June 30, 2025 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Company and Bank both elected the five-year CECL transition guidance for calculating regulatory capital and ratios. The amounts in the following table reflect this election. This guidance allowed an entity to add back to regulatory capital 100% of the impact of the day one CECL transition adjustment and 25% of the subsequent increases to the allowance for credit losses through June 30, 2022. In fiscal year 2025, this cumulative amount was phased out of regulatory capital at 75% and the cumulative amount will be 100% phased out of regulatory capital beginning in fiscal year 2026.
The Company’s and Bank’s capital ratios and requirements were as follows:

			Minimum Capital Requirement	Minimum Capital Requirement with Capital Buffer	Minimum to Be Well Capitalized
	June 30,
	2025	2024
Regulatory Capital Ratios (Company):
Tier 1 leverage ratio	10.73%	9.43%	4.00%	4.00%	N/A
Common equity tier 1 capital ratio	12.52%	12.01%	4.50%	7.00%	N/A
Tier 1 risk-based capital ratio	12.52%	12.01%	6.00%	8.50%	N/A
Total risk-based capital ratio	15.28%	14.84%	8.00%	10.50%	N/A

Regulatory Capital Ratios (Bank):
Tier 1 leverage ratio	10.23%	9.74%	4.00%	4.00%	5.00%
Common equity tier 1 capital ratio	12.42%	12.74%	4.50%	7.00%	6.50%
Tier 1 risk-based capital ratio	12.42%	12.74%	6.00%	8.50%	8.00%
Total risk-based capital ratio	13.70%	13.81%	8.00%	10.50%	10.00%
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

The net capital position of Axos Clearing was as follows:

(Dollars in thousands)	June 30, 2025	June 30, 2024
Net capital	$86,996	$101,462
Excess capital	$81,834	$96,654

Net capital as a percentage of aggregate debit items	33.71%	42.21%
Net capital in excess of 5% aggregate debit items	$74,091	$89,442
Axos Clearing, as a clearing broker, is subject to SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the exclusive benefit of customers (“Customer Reserve Bank Account”) and proprietary accounts of brokers (“PAB Reserve Account”). As of June 30, 2025, Axos Clearing was in compliance with its Customer Reserve Bank Account and PAB Reserve Account deposit requirements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is defined as the sensitivity of income and capital to changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates or prices. The primary market risk to which we are exposed is interest rate risk. Changes in interest rates can have a variety of effects on our business. In particular, changes in interest rates affect our net interest income, net interest margin, net income, the value of our securities portfolio and interest rate derivatives, the volume of loans originated, and the amount of gain or loss on the sale of our loans.
We are exposed to different types of interest rate risk. These risks include lag, repricing, basis, prepayment and lifetime cap risk, each of which is described in further detail below:
Lag Risk and Repricing Risk. Lag risk results from the inherent timing difference between the repricing of our adjustable rate assets and our liabilities. Repricing risk is caused by the mismatch of repricing methods between interest-earning assets and interest-bearing liabilities. Lag risk and repricing risk can produce short-term volatility in our net interest income during periods of interest rate movements even though the effect of this lag generally balances out over time. One example of lag risk is the repricing of assets indexed to the monthly treasury average (“MTA”). The MTA index is based on a moving average of rates outstanding during the previous 12 months. A sharp movement in interest rates in a month will not be fully reflected in the index for 12 months resulting in a lag in the repricing of our loans and securities based on this index. We expect more of our interest-earning assets will mature or reprice within one year than will our interest-bearing liabilities, resulting in a one year positive interest rate sensitivity gap (the difference between our interest rate sensitive assets maturing or repricing within one year and our interest rate sensitive liabilities maturing or repricing within one year, expressed as a percentage of total interest-earning assets). For example, in a falling interest rate environment, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a greater decrease in its yield on assets relative to its cost on liabilities, and thus a decrease in its net interest income. If our interest-bearing liabilities lag in repricing is shorter, or reprices faster, than our interest-earning assets lag, then it would result in an increase to our net interest income.
Basis Risk. Basis risk occurs when assets and liabilities have similar repricing timing but repricing is based on different market interest rate indices. Our earning assets that reprice are directly tied to various indices, such as: U.S. Treasury, SOFR, Ameribor, Federal Funds (“Fed Funds”), Interest Rate on Excess Reserves (“IOER”) and Prime. Generally, our deposit rates are not directly tied to these same indices. A portion of the Bank’s deposits are based on administrative rates controlled by management and the remaining portion are directly tied to Fed Funds. Therefore, if liability-linked indices fall faster than asset-linked indices and there are no other changes in our asset/liability mix, our net interest income will likely increase due to basis risk.
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
Lifetime Cap Risk. Our adjustable rate loans have lifetime interest rate caps. In periods of rising interest rates, it is possible for the fully indexed interest rate (index rate plus the margin) to exceed the lifetime interest rate cap. This feature prevents the loan from repricing to a level that exceeds the cap’s specified interest rate, thus adversely affecting net interest income in periods of relatively high interest rates. On a weighted-average basis, our adjustable rate loans at June 30, 2025 had lifetime rate caps that were 519 basis points greater than their current stated note rates. If market rates rise by more than the interest rate cap, we will not be able to increase these loan rates above the interest rate cap.
The principal objective of our asset/liability management is to manage the sensitivity of market value of equity (“MVE”) and net interest income to changing interest rates. Asset/liability management is governed by policies reviewed and approved annually by our Board of Directors. Our Board of Directors has delegated the responsibility to oversee the administration of these policies to the Bank’s asset/liability committee (“ALCO”). The interest rate risk strategy currently deployed by ALCO is to primarily use on-balance sheet products for balance sheet hedging. ALCO makes adjustments to the overall MVE sensitivity by recommending investment and borrowing strategies. The management team then executes the recommended strategy by increasing or decreasing the duration of the investments and borrowings, resulting in the appropriate level of market risk the Board of Directors wants to maintain. Other examples of ALCO policies designed to reduce our interest rate risk include limiting the premiums paid to purchase mortgage loans or mortgage-backed securities. This policy addresses mortgage prepayment risk by capping the yield loss from an unexpected high level of mortgage loan prepayments. At least once a quarter, ALCO members report to our Board of Directors the status of our interest rate risk profile.
We measure interest rate sensitivity as the difference between amounts of interest-earning assets and interest-bearing liabilities that mature or contractually re-price within a given period of time. The difference, or the interest rate sensitivity gap, provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive (or asset sensitive) when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and negative (or liability sensitive) when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.
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

Banking Business Segment
The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities that were outstanding at June 30, 2025 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	June 30, 2025
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$2,005,060	$—	$—	$—	$2,005,060
Mortgage-backed and other securities[1]	33,651	4,432	16,941	10,984	$66,008
Stock of regulatory agencies	29,600	—	—	—	$29,600
Loans[2]	14,885,635	1,645,693	4,370,650	147,632	$21,049,610
Loans held for sale	10,012	—	—	—	$10,012
Total interest-earning assets	16,963,958	1,650,125	4,387,591	158,616	23,160,290
Non-interest-earning assets	—	—	—	—	$828,458
Total assets	$16,963,958	$1,650,125	$4,387,591	$158,616	$23,988,748
Interest-bearing liabilities:
Interest-bearing deposits[3]	$17,381,443	$313,606	$167,817	$—	$17,862,866
Advances from the FHLB	—	—	60,000	—	$60,000
Total interest-bearing liabilities	17,381,443	313,606	227,817	—	17,922,866
Other non-interest-bearing liabilities	—	—	—	—	$3,451,680
Stockholders’ equity	—	—	—	—	$2,614,202
Total liabilities and equity	$17,381,443	$313,606	$227,817	$—	$23,988,748
Net interest rate sensitivity gap	$(417,485)	$1,336,519	$4,159,774	$158,616	$5,237,424
Cumulative gap	$(417,485)	$919,034	$5,078,808	$5,237,424	$5,237,424
Net interest rate sensitivity gap—as a % of total interest-earning assets	(1.80)%	5.77%	17.96%	0.68%	22.61%
Cumulative gap—as a % of total cumulative interest-earning assets	(1.80)%	3.97%	21.93%	22.61%	22.61%
1 Comprised of U.S. government securities, mortgage-backed securities and other securities. The table reflects contractual repricing dates.
2 Loans includes loan premiums, discounts and unearned fees. The table reflects either contractual repricing dates or expected maturities.
3 The table assumes that the principal balances for demand deposit and savings accounts will reprice in the first year.
The above table provides an approximation of the projected re-pricing of assets and liabilities at June 30, 2025 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected are based on historical experience. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience. Actual repayments of these instruments could vary substantially if future experience differs from our historic experience.
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

The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the 1-12 months’ and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Bank assumes no growth in the balance sheet other than for retained earnings:

	As of June 30, 2025
	First 12 Months	Next 12 Months
(Dollars in thousands)	Percentage Change from Base	Percentage Change from Base
Up 200 basis points	8.4%	14.5%
Up 100 Basis points	4.2%	7.0%
Down 100 basis points	(2.9)%	(4.3)%
Down 200 basis points	(3.2)%	(5.2)%
We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We analyze the MVE sensitivity to an immediate parallel and sustained shift in interest rates derived from the underlying interest rate curves.
The following table indicates the sensitivity of MVE to the interest rate movement as described above:

As of June 30, 2025
(Dollars in thousands)	Percentage Change from Base
Up 200 basis points	3.8%
Up 100 basis points	2.5%
Down 100 basis points	(3.3)%
Down 200 basis points	(6.5)%
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 version). Based on this assessment, management has determined that our internal control over financial reporting as of June 30, 2025 was effective.
BDO USA, P.C. has audited the effectiveness of the company’s internal control over financial reporting as of June 30, 2025, as stated in their report dated August 21, 2025.
Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025 (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Axos Financial, Inc.
Las Vegas, Nevada
Opinion on Internal Control over Financial Reporting
We have audited Axos Financial, Inc.’s (the “Company’s”) internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2025, and the related notes and our report dated August 21, 2025 expressed an unqualified opinion thereon.
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
/s/ BDO USA, P.C.
San Diego, California

August 21, 2025

ITEM 9B. OTHER INFORMATION
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
The information called for by this item with respect to directors and executive officers is incorporated herein by reference to the information contained in the sections captioned “Election of Directors” and “Executive Compensation” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2025 (the “Proxy Statement”).
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
Equity Compensation Plan Information
The following table provides information regarding the aggregate number of securities to be issued under all of our stock option and equity based compensation plans upon exercise of outstanding options, warrants and other rights and their weighted-average exercise prices as of June 30, 2025. There were no securities issued under equity compensation plans not approved by security holders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options and units granted	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	1,191,861
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	$—	1,191,861

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1).	Financial Statements: See Part II, Item 8—Financial Statements and Supplementary Data.
(a)(2).	Financial Statement Schedules: All financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.
(a)(3).	Exhibits:

Exhibit Number	Description	Incorporated By Reference to
2.1	Agreement and Plan of Merger, by and among Axos Clearing, LLC, Axos Clarity MergeCo., Inc., Cor Securities Holdings, Inc., the Seller Parties thereto and the Holder Representative, dated September 28, 2018	Exhibit 2.1 to the Current Form 8-K filed on October 1, 2018.
3.1	Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 6, 1999	Exhibit 3.1 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.1	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on August 19, 1999	Exhibit 3.5 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.2	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on February 25, 2003	Exhibit 3.6 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.3	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on January 25, 2005	Exhibit 3.2 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.4	Certificate Eliminating Reference to a Series of Shares from the Certificate of Incorporation of the Company	Exhibit 3.3 to the Current Report on Form 8-K filed on September 7, 2011.
3.1.5	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on October 25, 2013	Exhibit 3.1 to the Current Report on Form 8-K filed on October 28, 2013.
3.1.6	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 5, 2015	Exhibit 3.1 to the Current Report on Form 8-K filed on November 6, 2015.
3.1.7	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on September 11, 2018	Exhibit 3.1 to the Current Report on Form 8-K filed on September 11, 2018.
3.1.8	Certificate of Elimination relating to the Series A - 6% Cumulative Nonparticipating Perpetual Preferred Stock Convertible through January 2009, filed with the Delaware Secretary of State on January 25, 2021.	Exhibit 3.1.8 to the Quarterly Report on Form 10-Q filed on January 28, 2021.
3.1.9	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 14, 2022	Exhibit 3.1.10 to the Quarterly Report on Form 10-Q filed on January 26,2023.
3.2	Amended and Restated By-laws	Exhibit 3.2 to the Current Report on Form 8-K filed on May 30, 2023.
4.1	Form of Common Stock Certificate of the Company	Exhibit 4.1 to the Current Report on Form 8-K filed on September 12, 2018.
4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.2 to the Annual Report on Form 10-K filed August 26, 2021.
4.3	Indenture for Subordinated Debt Securities, dated as of March 3, 2016, between Axos Financial, Inc. and U.S. Bank National Association, as trustee	Exhibit 4.1 to the Current Report on 8-K filed on September 18, 2020.
4.4	Second Supplemental Indenture, dated as of September 18, 2020, between Axos Financial, Inc. and U.S. Bank National Association, as trustee	Exhibit 4.2 to the Current Report on 8-K filed on September 18, 2020.
4.5	Form of Global Note to represent the 4.875% Fixed-to-Floating Rate Subordinated Notes due 2030 of Axos Financial, Inc.	Exhibit 4.3 to the Current Report on 8-K filed on September 18, 2020.
4.6	Indenture, dated as of February 24, 2022, between Axos Financial, Inc. and U.S. Bank Trust Company, National Association, as trustee	Exhibit 4.1 to the Current Report on 8-K filed on February 24, 2022.
4.7	First Supplemental Indenture, dated as of February 24, 2022, between Axos Financial, Inc. and U.S. Bank Trust Company, National Association, as trustee.	Exhibit 4.2 to the Current Report on 8-K filed on February 24, 2022.
4.8	Form of Global Note to represent the 4.00% Fixed-to-Floating Rate Subordinated Notes due 2032 of Axos Financial, Inc. (included in Exhibit 4.2 as Exhibit A).	Exhibit 4.3 to the Current Report on 8-K filed on February 24, 2022.
10.1	Form of Indemnification Agreement between the Company and each of its executive officers and directors	Exhibit 10.1 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on February 24, 2005.
10.2*	2004 Employee Stock Purchase Plan, including forms of agreements thereunder	Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
10.3*	Amended and Restated Employment Agreement, dated September 24, 2024, between Axos Bank and Andrew J. Micheletti	Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on October 30, 2024.

Exhibit Number	Description	Incorporated By Reference to
10.4	Amended and Restated Declaration of Trust of BofI Trust I dated December 16, 2004	Exhibit 10.10 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
10.5*	Second Amended and Restated Employment Agreement, dated June 30, 2017, between the Company and subsidiaries, and Gregory Garrabrants	Exhibit 99.1 to the Current Report on Form 8-K filed on July 7, 2017.
10.6	Lease Agreement dated December 5, 2011 between La Jolla Village, LLC and the Company	Exhibit 99.1 to the Current Report on Form 8-K filed on December 9, 2011.
10.7	Office Space Lease Between Pacifica Tower LLC and BofI Holding, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on May 18, 2018.
10.8	Sixth Amendment to Office Space Lease Between 4350 La Jolla Village LLC and BofI Holding, Inc.	Exhibit 10.2 to the Current Report on Form 8-K filed on May 18, 2018.
10.9	Guaranty of Payment and Performance of Agreement and Plan of Merger, executed by the Company in favor of Cor Securities Holdings, Inc. on September 28, 2018	Exhibit 10.1 to the Current Report on Form 8-K filed on October 1, 2018
10.10*	Axos Financial, Inc. Amended and Restated 2014 Stock Incentive Plan	Appendix A to the Proxy Statement on Schedule 14A, filed on September 25, 2023
10.11*	Change of Control Severance Agreement between Derrick K. Walsh and Axos Financial, Inc. and Axos Bank	Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on October 28, 2021.
10.12*	Form of Axos Financial, Inc. Amended and Restated 2014 Stock Incentive Plan Restricted Stock Award Unit Agreement	Exhibit 10.18 to the Annual Report on Form 10-K filed on September 8, 2022.
10.13*	Form of Axos Financial, Inc. Amended and Restated 2014 Stock Incentive Plan Amendment to Restricted Stock Award Unit Agreement (Director Award)	Exhibit 10.19 to the Annual Report on Form 10-K filed on August 29, 2023.
10.14*	Form of Axos Financial, Inc. Amended and Restated 2014 Stock Incentive Plan Restricted Stock Award Unit Agreement (Director Award)	Exhibit 10.20 to the Annual Report on Form 10-K filed on August 29, 2023.
10.15	First Amendment to Office Space Lease Between Pacifica Tower LLC and Axos Financial, Inc.	Exhibit 10.21 to the Annual Report on Form 10-K filed on August 29, 2023.
10.16	Equity Distribution Agreement, dated January 28, 2025, among the Company and the Distribution Agents named therein	Exhibit 1.1 to the Current Report on Form 8-K filed on January 28, 2025.
19.1	Insider Trading Policy	Exhibit 19.1 to the Annual Report on Form 10-K filed on August 22, 2024.
21.1	Subsidiaries of the Company	Filed herewith.
23.1	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm	Filed herewith.
24.1	Power of Attorney, incorporated by reference to the signature page to this report.	Signature page to this report.
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	Exhibit 97.1 to the Annual Report on Form 10-K filed on August 22, 2024.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document	Filed herewith.
101.LAB**	Inline XBRL Taxonomy Label Linkbase Document	Filed herewith.
101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document	Filed herewith.
101.DEF**	Inline XBRL Taxonomy Definition Document	Filed herewith.
101.INS**	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
104**	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101
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

AXOS FINANCIAL, INC.

Date:	August 21, 2025	By:	/s/ Gregory Garrabrants
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant as of August 21, 2025 in the capacities indicated:

Signature	Title

/s/ Gregory Garrabrants	Chief Executive Officer (Principal Executive Officer), Director
Gregory Garrabrants

/s/ Derrick K. Walsh	Chief Financial Officer (Principal Financial Officer)
Derrick K. Walsh

/s/ Ann Gill	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Ann Gill

/s/ Paul J. Grinberg	Chairman
Paul J. Grinberg

/s/ Nicholas A. Mosich	Vice Chairman
Nicholas A. Mosich

/s/ James S. Argalas	Director
James S. Argalas

/s/ Tamara N. Bohlig	Director
Tamara N. Bohlig

/s/ Stefani D. Carter	Director
Stefani D. Carter

/s/ James J. Court	Director
James J. Court

/s/ Uzair Dada	Director
Uzair Dada

/s/ Edward J. Ratinoff	Director
Edward J. Ratinoff

/s/ Roque A. Santi	Director
Roque A. Santi

/s/ Sara Wardell-Smith	Director
Sara Wardell-Smith

AXOS FINANCIAL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Axos Financial, Inc.
Las Vegas, Nevada

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Axos Financial, Inc. (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 21, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for credit losses
As discussed in Note 5 to the Company’s consolidated financial statement, the Company reported an allowance for credit losses (“ACL”) of $290,049 as of June 30, 2025. As described in Note 1 to the Company’s consolidated financial statements, the ACL methodology considers many factors including, but not limited to, historical loss experience, when available, estimated defaults based on portfolio trends, changes in collateral values, portfolio composition and loan concentration, and current lending policies and the effects of any new policies.
Management makes significant judgments regarding the weighting of the economic forecast scenarios within the Commercial Real Estate (including construction lending) and Commercial & Industrial loan portfolio segments including economic forecasts, which are subject to uncertainty and are based on the Company’s current and expected outlook. We identified the weighting of the economic forecast scenarios as a critical audit matter because of the significance of the ACL. Determining whether the weighting of the economic forecast scenarios was reasonable and supportable involved especially subjective and complex judgements. These assumptions required a high degree of auditor judgment and increased extent of effort.
The primary procedures we performed to address this critical audit matter included:

•Testing the design and operating effectiveness of management’s controls over the weighting of economic forecast scenarios.
•Evaluating the reasonableness of the weighting of economic forecast scenarios by assessing the magnitude and directional consistency of changes, or lack thereof, in the level of adjustments as compared to external information sources.
•Assessing the reasonableness of management’s judgments in determining the economic forecast scenarios by evaluating contradictory evidence by performing a market analysis to evaluate the appropriateness of conclusions reached.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2013.
San Diego, California
August 21, 2025

AXOS FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS

	At June 30,
(Dollars in thousands, except par value)	2025	2024
ASSETS
Cash and cash equivalents	$1,933,845	$1,979,979
Restricted cash	242,509	205,797
Total cash, cash equivalents and restricted cash	2,176,354	2,185,776
Trading securities	649	353
Available-for-sale securities	66,008	141,611
Stock of regulatory agencies	35,163	21,957
Loans held for sale, carried at fair value	10,012	16,482
Loans—net of allowance for credit losses of $290,049 as of June 30, 2025 and $260,542 as of June 30, 2024	21,049,610	19,231,385
Servicing rights, carried at fair value	27,218	28,924
Securities borrowed	139,396	67,212
Customer, broker-dealer and clearing receivables	252,720	240,028
Goodwill and other intangible assets—net	134,502	141,769
Other assets	891,446	779,837
TOTAL ASSETS	$24,783,078	$22,855,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$3,040,696	$2,975,631
Interest-bearing	17,788,847	16,383,586
Total deposits	20,829,543	19,359,217
Advances from the Federal Home Loan Bank	60,000	90,000
Borrowings, subordinated notes and debentures	312,671	325,679
Securities loaned	139,426	74,177
Customer, broker-dealer and clearing payables	350,606	301,127
Accounts payable and other liabilities	410,155	414,538
Total liabilities	22,102,401	20,564,738
COMMITMENTS AND CONTINGENCIES (Note 18)
STOCKHOLDERS’ EQUITY:
Common stock—$0.01 par value; 150,000,000 shares authorized, 71,101,642 shares issued and 56,483,617 shares outstanding as of June 30, 2025; 70,221,632 shares issued and 56,894,565 shares outstanding as of June 30, 2024	711	702
Additional paid-in capital	548,895	510,232
Accumulated other comprehensive income (loss)—net of income tax	348	(2,466)
Retained earnings	2,618,525	2,185,617
Treasury stock, at cost; 14,618,025 shares as of June 30, 2025 and 13,327,067 shares as of June 30, 2024	(487,802)	(403,489)
Total stockholders’ equity	2,680,677	2,290,596
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,783,078	$22,855,334

See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended June 30,
(Dollars in thousands, except earnings per common share)	2025	2024	2023
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$1,654,784	$1,499,572	$1,048,874
Securities borrowed and customer receivables	25,492	22,407	18,657
Investments and other	135,189	133,628	89,607
Total interest and dividend income	1,815,465	1,655,607	1,157,138
INTEREST EXPENSE:
Deposits	667,753	670,570	339,481
Advances from the Federal Home Loan Bank	1,652	3,087	12,644
Securities loaned	1,830	2,214	3,673
Other borrowings	16,458	18,307	18,219
Total interest expense	687,693	694,178	374,017
Net interest income	1,127,772	961,429	783,121
Provision for credit losses	55,745	32,500	24,250
Net interest income, after provision for credit losses	1,072,027	928,929	758,871
NON-INTEREST INCOME:
Broker-dealer fee income	45,233	48,136	46,503
Advisory fee income	31,794	31,335	28,324
Banking and service fees	38,195	35,723	32,938
Mortgage banking and servicing rights income	13,007	10,000	7,101
Prepayment penalty fee income	2,837	5,069	5,622
Gain on acquisition	—	92,397	—
Total non-interest income	131,066	222,660	120,488
NON-INTEREST EXPENSE:
Salaries and related costs	297,955	250,873	204,271
Data and operational processing	80,433	69,370	60,557
Depreciation and amortization	29,019	27,086	23,387
Advertising and promotional	47,760	42,797	37,150
Professional services	37,572	36,532	29,268
Occupancy and equipment	17,705	16,704	15,647
FDIC and regulatory fees	27,558	20,546	15,534
Broker-dealer clearing charges	17,065	18,260	13,433
General and administrative expense	34,631	33,940	48,368
Total non-interest expense	589,698	516,108	447,615
INCOME BEFORE INCOME TAXES	613,395	635,481	431,744
INCOME TAXES	180,487	185,473	124,579
NET INCOME	$432,908	$450,008	$307,165
Basic earnings per common share	$7.61	$7.82	$5.15
Diluted earnings per common share	$7.43	$7.66	$5.07

See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended June 30,
(Dollars in thousands)	2025	2024	2023
NET INCOME	$432,908	$450,008	$307,165
Net unrealized gain (loss) from available-for-sale securities, net of income tax	1,686	4,144	(3,677)
Net unrealized gain (loss) on cash flow hedges, net of income tax	1,128	—	—
Other comprehensive income (loss)	2,814	4,144	(3,677)
COMPREHENSIVE INCOME	$435,722	$454,152	$303,488

See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Retained Earnings	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
Balance as of June 30, 2022	68,859,722	(9,081,773)	59,777,949	$689	$453,784	$(2,933)	$1,428,444	$(237,011)	$1,642,973
Net income	—	—	—	—	—	—	307,165	—	307,165
Other comprehensive income (loss)	—	—	—	—	—	(3,677)	—	—	(3,677)
Purchase of treasury stock	—	(1,321,161)	(1,321,161)	—	—	—	—	(49,258)	(49,258)
Stock-based compensation activity	605,724	(119,477)	486,247	6	26,094	—	—	(6,144)	19,956
Balance as of June 30, 2023	69,465,446	(10,522,411)	58,943,035	$695	$479,878	$(6,610)	$1,735,609	$(292,413)	$1,917,159
Net income	—	—	—	—	—	—	450,008	—	450,008
Other comprehensive income (loss)	—	—	—	—	—	4,144	—	—	4,144
Purchase of treasury stock	—	(2,541,254)	(2,541,254)	—	—	—	—	(97,023)	(97,023)
Stock-based compensation activity	756,186	(263,402)	492,784	7	30,354	—	—	(14,053)	16,308
Balance as of June 30, 2024	70,221,632	(13,327,067)	56,894,565	$702	$510,232	$(2,466)	$2,185,617	$(403,489)	$2,290,596
Net income	—	—	—	—	—	—	432,908	—	432,908
Other comprehensive income (loss)	—	—	—	—	—	2,814	—	—	2,814
Purchase of treasury stock	—	(951,927)	(951,927)	—	—	—	—	(58,450)	(58,450)
Stock-based compensation activity	880,010	(339,031)	540,979	9	38,663	—	—	(25,863)	12,809
Balance as of June 30, 2025	71,101,642	(14,618,025)	56,483,617	$711	$548,895	$348	$2,618,525	$(487,802)	$2,680,677

See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
(Dollars in thousands)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$432,908	$450,008	$307,165
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29,019	27,086	23,387
Other accretion and amortization	(108,076)	(58,275)	(1,616)
Stock-based compensation expense	41,971	35,194	26,100
Trading activity	(296)	405	1,000
Provision for credit losses	55,745	32,500	24,250
Deferred income taxes	(27,956)	33,134	(19,586)
Origination of loans held for sale	(199,845)	(197,305)	(160,607)
Unrealized and realized gains on loans held for sale	(9,596)	(8,639)	(7,999)
Proceeds from sale of loans held for sale	195,202	209,503	149,091
Change in the fair value of servicing rights	2,605	(2,326)	634
Gain on FDIC Loan Purchase	—	(92,397)	—
Gain on repurchase of subordinated notes	(729)	(973)	—
Net change in assets and liabilities which provide (use) cash:
Securities borrowed	(72,184)	67,127	204,641
Customer, broker-dealer and clearing receivables	(12,692)	134,046	43,342
Other assets	18,506	(114,040)	(11,984)
Securities loaned	65,249	(85,655)	(314,568)
Customer, broker-dealer and clearing payables	49,479	(144,350)	(66,177)
Accounts payable and other liabilities	31,021	20,434	(367)
Net cash provided by (used in) operating activities	490,331	305,477	196,706
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(22,382)	(9,612)	(32,669)
Proceeds from sale and repayment of available-for-sale securities	100,316	106,249	57,989
Purchase of stock of regulatory agencies	(12,449)	—	(108,724)
Proceeds from redemption of stock of regulatory agencies	—	—	108,724
Net change in loans held for investment	(2,175,449)	(2,683,460)	(2,401,055)
Proceeds from sale of loans originally classified as held for investment	440,115	39,159	14,185
Proceeds from sale of other real estate owned and repossessed assets	2,210	4,757	4,167
Proceeds from BOLI claim settlement	—	—	2,778
Purchase of BOLI policies	(100,000)	—	—
Acquisition of business activity, net of cash acquired	—	—	(5,531)
Purchases of furniture, equipment, software and intangibles	(54,213)	(35,961)	(30,215)
Purchases of other investments	(19,296)	(12,401)	(9,035)
Distributions received from other investments	81	1,989	288
Net cash provided by (used in) investing activities	(1,841,067)	(2,589,280)	(2,399,098)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	1,470,326	2,236,109	3,176,686
Repayments of the Federal Home Loan Bank term advances	(30,000)	—	(27,500)
Net (repayment) proceeds of other borrowings	—	(27,200)	(84,300)
Payments related to settlement of restricted stock units	(27,640)	(16,192)	(6,144)
Purchase of treasury stock	(58,203)	(96,286)	(48,963)
Repurchase of subordinated notes	(13,169)	(8,938)	—
Net cash provided by (used in) financing activities	1,341,314	2,087,493	3,009,779

AXOS FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
(Dollars in thousands)	2025	2024	2023
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(9,422)	(196,310)	807,387
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of year	$2,185,776	$2,382,086	$1,574,699
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of year	$2,176,354	$2,185,776	$2,382,086
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on interest-bearing liabilities	$687,244	$698,956	$368,311
Income taxes paid	153,689	200,809	131,365
Transfers to other real estate and repossessed vehicles from loans held for investment	8,778	4,472	12,664
Transfers from loans held for investment to loans held for sale	432,835	39,159	14,185
Transfers from loans held for sale to loans held for investment	12,530	2,783	690
Operating lease liabilities from obtaining right of use assets	4,491	6,330	3,400
Non-cash LIHTC investments	25,060	37,495	—

See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED JUNE 30, 2025, 2024 and 2023
1.     ORGANIZATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation. The consolidated financial statements include the accounts of Axos Financial, Inc. and its wholly owned subsidiaries (“Axos” or the “Company”). Axos Bank (the “Bank”), its wholly owned subsidiaries, the activities of three lending-related entities and certain other lending activity constitute the Banking Business Segment, and Axos Securities, LLC and its wholly owned subsidiaries constitute the Securities Business Segment. All significant intercompany balances and transactions have been eliminated in consolidation. The Notes to the Consolidated Financial Statements are an integral part of the Company’s financial statements. Certain amounts reported in prior periods have been reclassified to conform with the current presentation.
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
Business. The Company provides banking and securities products and services to its customers through its online and low-cost distribution channels and affinity partners. Deposit products are demand accounts, savings and money market accounts, and time deposits marketed to consumers and businesses. Lending products include residential single family mortgage, multifamily mortgage, commercial mortgage loans, loans secured by commercial real estate properties (“CRE”), loans secured by commercial assets and non-bank lenders (commercial & industrial - non-RE), auto and unsecured loans and other loans. The Bank’s lending business is primarily concentrated in California and New York and is subject to the general economic conditions of those states. Securities products and services generate interest and fee income by providing comprehensive securities clearing and custody services to introducing broker-dealers and registered investment advisor correspondents and digital investment advisory services to retail investors, respectively.
Use of Estimates. In preparing the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates.
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

	Fiscal Year Ended June 30,
(Dollars in thousands)	2025	2024	2023
Advisory fee income	$31,794	$31,335	$28,324
Broker-dealer clearing fees	22,233	20,643	21,903
Deposit service fees	5,430	4,257	4,517
Card fees	2,867	2,516	4,410
Technology and service fees	3,465	5,890	6,107
Non-interest income (in-scope ASC 606)	65,789	64,641	65,261
Non-interest income (out-of-scope ASC 606)	65,277	158,019	55,227
Total non-interest income	$131,066	$222,660	$120,488
Contract Balances. A contract asset or receivable is recognized if the Company performs a service or transfers a good in advance of receiving consideration. A contract liability is recognized if the Company receives consideration (or has the unconditional right to receive consideration) in advance of performance. As of June 30, 2025 and 2024, respectively, the Company’s contract assets and liabilities were not considered material.
Other Revenue Recognition. Increases in the net cash surrender value of bank-owned life insurance policies, as well as insurance proceeds received, are recorded in non-interest income and are not subject to income taxes. Lending related income includes fees earned from gains or losses on the sale of loans, and letter of credit fees. Gain or loss on the sale of financial assets is measured as the net assets received from the sale less the carrying amount of the loan sold. The net assets received from the sale represent the fair value of any assets obtained or liabilities incurred as part of the transaction, including but not limited to cash, servicing assets, retained securitization investments and recourse obligations. Net gain or loss on the sale of repossessed assets is calculated by comparing sales proceeds to the carrying amount of the asset, and the carrying amount of the asset is determined using the lower of cost or fair value approach.
Cash and Cash Equivalents. The Bank’s cash, due from banks, money market mutual funds and federal funds sold, all of which have original maturities within 90 days, consist of cash and cash equivalents. The table below presents cash and cash equivalents based on non-interest-earning and interest-earning status.

	At June 30,
(Dollars in thousands)	2025	2024
Non-interest-earning cash and cash equivalents	$152,337	$66,563
Interest-earning cash and cash equivalents	2,024,017	2,119,213
Total cash and cash equivalents	$2,176,354	$2,185,776
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
Securities. The Company classifies securities at the time of purchase depending on intent. Debt securities are classified as held to maturity when the Company intends to hold the securities until maturity, or as available for sale if the securities are not held for resale in the near term. Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of the related tax effects, reported as a separate component of “Other comprehensive income (loss)” on the Consolidated Statements of Comprehensive Income. Trading securities include assets held for resale in the near term, with changes in the fair value recognized in earnings.
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
For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates at the individual security level whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded which is limited by the difference between fair value and the amortized cost basis. The remaining change in fair value is recognized in “Other comprehensive income” on the Consolidated Statements of Comprehensive Income. Changes in the allowance for credit losses, if any, are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the available-for-sale security is confirmed as uncollectible or when either of the criteria regarding intent or requirement to sell is met.
Loans (including Direct Financing & Sales Type Leases). Loans that are held for investment are loans that the Company has the intent and ability to hold for the foreseeable future or until maturity are reported at the principal balance outstanding, net of unearned interest, deferred purchase premiums and discounts, deferred loan origination fees and costs, and an allowance for credit loss - loans. Interest income is accrued on the unpaid principal balance. Premiums and discounts on loans purchased as well as loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method.
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
Commercial & Industrial - Non-Real Estate (Non-RE). The Commercial & Industrial - Non-Real Estate portfolio segment consists of lender finance loans, asset-based loans, leveraged cash flow loans, insurance premium finance, capital call facilities, equipment leases, and general commercial and industrial loans. These receivables are generally secured by commercial assets, including, but not limited to, receivables, inventory, equipment and uniform commercial code (“UCC”) all-asset filings.
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
Loans are charged off against the ACL when the Company believes that collectability of at least some portion of outstanding principal is unlikely. Recoveries on loans previously charged off are recorded as an increase to the allowance for credit losses. The allowance for credit losses is maintained at a level needed to absorb expected credit losses over the contractual life, considering the effects of prepayments, of the loan portfolio as of the reporting date. Determining the adequacy of the allowance for credit losses is complex and requires judgment by the Company about the effect of matters that are inherently uncertain. As such, a future assessment of current conditions may require material adjustments to the allowance.
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
Qualitative criteria the Company considers includes, among other things, the following:
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
Specifically, the Company reviews whether the model reflects the appropriate level of PD and LGD, given the macroeconomic forecasts used as compared to the Company’s loan portfolio. the Company determines the adequacy of the allowance for credit losses based on reviews of individual loans, recent loss experience, current economic conditions, expectations about future economic conditions, the risk characteristics of the various categories of loans, including loan-to-value ratios, and other pertinent factors. If, based on the Company’s evaluation, macroeconomic factors do not capture the Company’s assumption regarding collateral values (LGD) and defaults (PD), the Company will apply additional qualitative overlays to the loan portfolio. This evaluation is inherently subjective and requires estimates that are susceptible to significant revision as more information becomes available.
In determining an allowance for credit losses for certain assets, such as margin loans and securities borrowed transactions, the Company considers the fair value of collateral where the borrower is required to, and reasonably expected to, continually adjust and replenish the amount of collateral securing the instrument. If the fair value of the collateral is less than the amortized cost basis of the instrument, an allowance for credit losses is established for the unsecured amount and is limited to the difference between the fair value of the collateral and the amortized cost basis of the instrument.
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
Individually Assessed Loans. Credit losses are estimated on a collective basis, unless an individual loan’s credit risk characteristics make it unique compared to the overall group, in which case the loan would be individually assessed.
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
Servicing Rights. Servicing rights assets are recognized when such rights are retained upon sale of loans, or are purchased, and are reported at fair value on the Consolidated Balance Sheets. The changes in fair value are reported in earnings in the period in which the changes occur and the adjustments are included in “Mortgage banking and servicing rights income,” a component of non-interest income in the Consolidated Statements of Income.
Derivatives. Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as freestanding derivatives. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to economically hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in “Mortgage banking and servicing rights income” on the Consolidated Statements of Income.
The Company makes markets in interest rate swap and cap derivatives to facilitate customer demand. The Company enters into offsetting derivative transactions to offset its interest rate risk associated with this customer transaction activity. The Company acquired as part of the FDIC Loan Purchase certain customer-facing interest rate derivatives and related market-facing derivatives which offset the Company’s interest rate risk. For additional information on these derivatives see Note 2— “Acquisitions” and Note 6— “Derivatives.” Changes in the fair values of these derivatives, and related fees, are included in “Banking and service fees” on the Consolidated Statements of Income.
Additionally, the Company applies hedge accounting to certain derivative instruments for interest rate risk management purposes. The Company uses such derivative instruments to hedge forecasted variable cash flows from floating-

rate deposits. For designated cash flow hedges, changes in the fair value of the derivatives are initially recorded in OCI and subsequently recognized in earnings once the hedged item affects earnings. Derivative gains and losses reclassified to earnings are recognized in interest expense on the Consolidated Statements of Income, consistent with the hedged floating-rate deposits.
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
The Company also enters into foreign exchange derivatives in order to economically hedge its foreign exchange exposure to certain loans denominated in non-U.S. dollar currencies. Changes in the fair values of these derivatives, and related fees, are included in “Banking and service fees” on the Consolidated Statements of Income. The aggregate foreign exchange transaction gain/loss for the fiscal years ended June 30, 2025, 2024 and 2023 was not significant.
Derivative assets and liabilities are not subject to any counterparty netting and are presented at fair value on a gross basis in “Other assets” and “Accounts payable and other liabilities”, respectively, in the Consolidated Balance Sheets. Cash flows related to derivative assets and liabilities are presented in “Net change in assets and liabilities which provide (use) cash-Other Assets” and “Net change in assets and liabilities which provide (use) cash-Accounts payable and other liabilities,” respectively, in the Consolidated Statements of Cash Flows.
In connection with its derivative transactions, the Company may receive or pledge cash collateral with its counterparties or central clearinghouses to satisfy initial, maintenance and/or variation margin requirements. Any required margin posted by the Company, other than variation margin on centrally-cleared derivatives, is included in “Restricted cash” in the Consolidated Balance Sheets. Variation margin on centrally-cleared derivatives is considered settlement of the derivative transaction, and as such, is presented net against the centrally-cleared derivative asset or liability within “Other assets” or “Accounts payable and other liabilities,” respectively, in the Consolidated Balance Sheets.
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
Income Taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred income tax assets and liabilities are determined using the asset and liability method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities on the Consolidated Balance Sheets and gives current recognition to changes in tax rates and laws. The Company records a valuation allowance when the Company believes it is more likely than not that deferred tax assets will not be realized. An income tax position will be recognized as a benefit only if it is more likely than not that it will be sustained upon examination by the Internal Revenue Service, based upon its technical merits. Once that status is met, the amount recorded will be the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.
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
Variable Interest Entities (“VIEs”). The Company determines whether it is the primary beneficiary of a VIE upon its initial involvement with the entity and reassesses whether it remains the primary beneficiary on an ongoing basis. This determination includes an assessment of the design of the VIE, the power to make significant economic decisions and the variable interests held by the Company relative to other parties. The Company consolidated the results of operations and financial position of three lending-related entities, which it considers VIEs. The Company consolidated these VIEs because it or its subsidiaries is deemed to be the primary beneficiary since the Company or its subsidiaries has the power to direct the loan servicing or portfolio management activities, which are the activities that most significantly affect the VIEs’ economic performance, and the Company or its subsidiaries has the obligation to absorb the majority of the losses or benefits through ownership of all of the debt securities issued by the trusts. For these VIEs, the loans transferred to the VIEs are pledged as collateral to the related debt securities. At June 30, 2025 and 2024, certain loans that can only be used to settle debt securities of these VIEs were $1,432.7 million and $1,191.7 million, respectively. For further information on the loans reflected in the Consolidated Balance Sheets resulting from the consolidation of the three lending-related entities, see Note 5— “Loans & Allowance for Credit Losses.”
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
New Accounting Standards
Recently Adopted Accounting Standards
During the fiscal year ended June 30, 2025, the Company adopted Accounting Standards Update (“ASU”) 2023-07, which expanded business segment disclosure requirements, including requiring additional disclosures about significant business segment expenses. The ASU also added requirements to define the position and title of the Chief Operating Decision Maker (“CODM”), and how the CODM uses the reported measure(s) of business segment profit or loss in assessing segment performance and resource allocation. The Company applied this ASU retrospectively to periods presented in the Consolidated Financial Statements. There was no impact on the Company’s financial condition or results of operation upon adoption. See Note 22—“Segment Reporting” for the Company’s business segment disclosures.
Accounting Standards Issued But Not Yet Adopted
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
2.    ACQUISITIONS
On August 23, 2023, the Company acquired approximately $52 million of marine floor financing loans at par value along with other assets for an additional $2 million, primarily consisting of servicing rights as well as certain employees. The transaction was accounted for as an asset acquisition.
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
Securities—trading and available-for-sale. Trading and available-for-sale securities are recorded at fair value. Available-for-sale securities consist of mortgage-backed securities (“MBS”) issued by U.S. government-backed, including Ginnie Mae, or government-sponsored enterprises including Fannie Mae and Freddie Mac (“agency”), MBS issued by non-agencies and municipal securities. Fair value for agency securities and municipal securities are generally based on quoted market prices of similar securities used to form a dealer quote or a pricing matrix. These securities are classified in Level 2. There continues to be significant illiquidity in the market for certain MBS issued by non-agencies, including those held by the Company, which impacts the availability and reliability of transparent pricing. As orderly quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying mortgage assets.
To determine the performance of the underlying mortgage loan pools, the Company estimates prepayments, defaults, and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower attributes such as credit score and loan documentation at the time of origination. The Company inputs for each security a projection of monthly default rates, loss severity rates and voluntary prepayment rates for the underlying mortgages for the remaining life of the security to determine the expected cash flows. The projections of default rates are derived by the Company from the historic default rate observed in the pool of loans collateralizing the security, increased by and decreased by the forecasted increase or decrease in the national unemployment rate. The projections of loss severity rates are derived by the Company from the historic loss severity rate observed in the pool of loans, increased by or decreased by the forecasted increase or decrease in the national home price index (“HPI”). The largest factors influencing the Company’s modeling of the monthly default rate are unemployment and the HPI, as a strong correlation exists. The most updated unemployment rate reported in June 2025 was 4.1%.
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

The fair value of foreign exchange swaps and spot contracts is based primarily upon current spot exchange rates and forward exchange rates (derived from spot rates and interest rate differentials between the currency pairs). These are classified as Level 2.
FAIR VALUE - RECURRING BASIS
The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	June 30, 2025
(Dollars in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Trading securities	$649	$—	$649
Available-for-sale securities:
Agency MBS[1]	46,757	—	46,757
Non-Agency MBS[2]	—	15,569	15,569
Municipal	3,682	—	3,682
Total—Available-for-sale securities:	$50,439	$15,569	$66,008
Loans held for sale	$10,012	$—	$10,012
Servicing rights	$—	$27,218	$27,218
Other assets—Derivative instruments[3]	$17,734	$—	$17,734
LIABILITIES:
Accounts payable and other liabilities—Derivative instruments	$68,498	$—	$68,498

	June 30, 2024
(Dollars in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Trading securities	$353	$—	$353
Available-for-sale securities:
Agency MBS[1]	27,259	—	27,259
Non-Agency MBS[2]	—	110,928	110,928
Municipal	3,424	—	3,424
Total—Available-for-sale securities:	$30,683	$110,928	$141,611
Loans held for sale	$16,482	$—	$16,482
Servicing rights	$—	$28,924	$28,924
Other assets—Derivative instruments[3]	$106,796	$—	$106,796
LIABILITIES:
Accounts payable and other liabilities—Derivative instruments	$102,949	$—	$102,949
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

3 Gross derivatives assets as of June 30, 2025 are presented net of $55.4 million of variation margin on centrally-cleared derivatives. As of June 30, 2024, gross derivative assets are presented gross of $85.2 million of variation margin on centrally-cleared derivatives as a result of an $87.9 million receivable from the FDIC related to the novation of certain interest rate swaps.

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fiscal Year Ended June 30, 2025
(Dollars in thousands)	Available-for-Sale Securities: Non-Agency MBS	Servicing Rights[1]	Total
Opening Balance	$110,928	$28,924	$139,852
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses for the period:
Included in earnings—Mortgage banking and servicing rights income	—	(2,706)	(2,706)
Included in other comprehensive income	905	—	905
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	—	1,000	1,000
Issues	—	—	—
Sales	—	—	—
Settlements	(96,264)	—	(96,264)
Closing balance	$15,569	$27,218	$42,787

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(2,706)	$(2,706)
1 Earnings from servicing rights were attributable to: time and payoffs, representing a decrease in servicing rights value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period of $1.4 million for the fiscal year ended June 30, 2025 and a decrease in servicing rights value resulting from market-driven changes in interest rates of $1.3 million for the fiscal year ended June 30, 2025. Additions to servicing rights were related to purchases and servicing rights retained upon sale of loans held for sale.

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
1 Earnings from servicing rights were attributable to: time and payoffs, representing a decrease in servicing rights value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period of $1.2 million for the fiscal year ended June 30, 2024 and an increase in servicing rights value resulting from market-driven changes in interest rates of $1.9 million for the fiscal year ended June 30, 2024. Additions to servicing rights were retained upon sale of loans held for sale.

The table below summarizes the quantitative information about Level 3 fair value measurements:

	June 30, 2025
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Securities – Non-agency MBS	$15,569	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over SOFR Swaps, Credit Enhancement	2.5 to 30.0% (22.4%) 1.5 to 11.9% (8.7%) 35.0 to 68.9% (43.4%) 2.5 to 4.1% (2.7%) 0.0 to 99.0% (39.2%)
Servicing Rights	$27,218	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	5.2 to 26.6% (9.7%) 2.5 to 12.8 (9.3) 9.5 to 11.2% (9.8%)

	June 30, 2024
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Securities – Non-agency MBS	$110,928	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over LIBOR, Credit Enhancement	0.0 to 72.1% (38.0%) 0.0 to 13.7% (2.8%) 0.0 to 68.9% (32.9%) 2.5 to 4.9% (2.5%) 0.0 to 64.9% (22.8%)
Servicing Rights	$28,924	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	5.5 to 95.2% (11.8%) 0.4 to 14.9 (7.9) 9.5 to 11.2% (9.8%)
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
The aggregate fair value of loans held for sale, carried at fair value, contractual balance (including accrued interest) and unrealized gain were:

	At June 30,
(Dollars in thousands)	2025	2024
Aggregate fair value	$10,012	$16,482
Contractual balance	9,870	15,966
Unrealized gain	$142	$516
The total interest income and amount of gains and losses from changes in fair value included in earnings for loans held for sale were:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2025	2024	2023
Interest income	$999	$769	$415
Change in fair value	(366)	122	57
Total	$633	$891	$472

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount and estimated fair values of financial instruments were as follows:

	June 30, 2025
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	$2,176,354	$2,176,354	$—	$—	$2,176,354
Trading securities	649	—	649	—	649
Available-for-sale securities	66,008	—	50,439	15,569	66,008
Stock of regulatory agencies	35,163	—	35,163	—	35,163
Loans held for sale, at fair value	10,012	—	10,012	—	10,012
Loans held for investment—net	21,049,610	—	—	21,288,921	21,288,921
Securities borrowed	139,396	—	—	138,103	138,103
Customer, broker-dealer and clearing receivables	252,720	—	—	251,126	251,126
Servicing rights	27,218	—	—	27,218	27,218
Other assets - derivative instruments[1]	17,734	—	17,734	—	17,734
Financial liabilities:
Total deposits	20,829,543	—	20,642,953	—	20,642,953
Advances from the Federal Home Loan Bank	60,000	—	56,934	—	56,934
Borrowings, subordinated notes and debentures	312,671	—	285,282	—	285,282
Securities loaned	139,426	—	—	138,698	138,698
Customer, broker-dealer and clearing payables	350,606	—	—	350,606	350,606
Accounts payable and other liabilities - derivative instruments	68,498	—	68,498	—	68,498

	June 30, 2024
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	$2,185,776	$2,185,776	$—	$—	$2,185,776
Trading securities	353	—	353	—	353
Available-for-sale securities	141,611	—	30,683	110,928	141,611
Stock of regulatory agencies	21,957	—	21,957	—	21,957
Loans held for sale, at fair value	16,482	—	16,482	—	16,482
Loans held for sale, at lower of cost or fair value	—	—	—	—	—
Loans held for investment—net	19,231,385	—	—	19,209,442	19,209,442
Securities borrowed	67,212	—	—	71,480	71,480
Customer, broker-dealer and clearing receivables	240,028	—	—	249,317	249,317
Servicing rights	28,924	—	—	28,924	28,924
Other assets - derivative instruments[1]	106,796	—	106,796	—	106,796
Financial liabilities:
Total deposits	19,359,217	—	19,217,281	—	19,217,281
Advances from the Federal Home Loan Bank	90,000	—	84,201	—	84,201
Borrowings, subordinated notes and debentures	325,679	—	302,487	—	302,487
Securities loaned	74,177	—	—	74,021	74,021
Customer, broker-dealer and clearing payables	301,127	—	—	301,127	301,127
Accounts payable and other liabilities - derivative instruments	102,949	—	102,949	—	102,949
1 Derivatives assets as of June 30, 2025 are presented net of $55.4 million of variation margin on centrally-cleared derivatives. As of June 30, 2024, gross derivative assets are presented gross of $85.2 million of variation margin on centrally-cleared derivatives as a result of an $87.9 million receivable from the FDIC related to the novation of certain interest rate swaps.

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
4.    AVAILABLE-FOR-SALE SECURITIES
The amortized cost and fair value of available-for-sale securities were:

	June 30, 2025
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
Agency[1]	$48,229	$327	$(1,799)	$46,757
Non-agency[2]	14,395	1,232	(58)	15,569
Total mortgage-backed securities	62,624	1,559	(1,857)	62,326
Municipal	3,682	—	—	3,682
Total available-for-sale securities	$66,306	$1,559	$(1,857)	$66,008

	June 30, 2024
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
Agency[1]	$29,835	$83	$(2,659)	$27,259
Non-agency[2]	110,658	838	(568)	110,928
Total mortgage-backed securities	140,493	921	(3,227)	138,187
Municipal	3,788	—	(364)	3,424
Total available-for-sale securities	$144,281	$921	$(3,591)	$141,611
1 Includes securities guaranteed by Ginnie Mae, a U.S. government agency, and the government sponsored enterprises Fannie Mae and Freddie Mac.
2 Private sponsors of securities collateralized primarily by first-lien mortgage loans on commercial properties or by pools of 1-4 family residential first mortgages. Primarily super senior securities secured by prime, Alt-A or pay-option ARM mortgages.

The Company evaluates available-for-sale securities in an unrealized loss position based on an analysis of a number of factors, including, but not limited to: (1) the credit characteristics of the securities, such as the forecasted cash flows, credit ratings, credit enhancement, and government agency or government sponsored enterprise backing, as applicable, and (2) whether the Company intends to sell or will be required to sell any of the securities before recovering the amortized cost basis. Based on its analysis, the Company determined the unrealized losses on available-for-sale securities are primarily driven by the increase in interest rates since the securities were purchased and, accordingly, no credit losses were recognized on AFS securities for the fiscal years ended June 30, 2025, 2024 and 2023 and there was no amount in the allowance for credit losses for available-for-sale securities at June 30, 2025 and June 30, 2024.
The face amounts of available-for-sale securities pledged to secure borrowings at June 30, 2025 and June 30, 2024 were $0.6 million and $0.8 million, respectively.

During the fiscal years ended June 30, 2025 and 2024, there were no sales of securities.

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were:

	June 30, 2025
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
Agency	$108	$—	$16,212	$(1,799)	$16,320	$(1,799)
Non-agency	2,138	(43)	10,695	(15)	12,833	(58)
Total MBS	2,246	(43)	26,907	(1,814)	29,153	(1,857)
Municipal	—	—	—	—	—	—
Total available-for-sale securities	$2,246	$(43)	$26,907	$(1,814)	$29,153	$(1,857)

	June 30, 2024
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
Agency	$2,644	$(31)	$19,298	$(2,628)	$21,942	$(2,659)
Non-agency	15	—	78,364	(568)	78,379	(568)
Total MBS	2,659	(31)	97,662	(3,196)	100,321	(3,227)
Municipal	—	—	3,424	(364)	3,424	(364)
Total available-for-sale securities	$2,659	$(31)	$101,086	$(3,560)	$103,745	$(3,591)
The following table sets forth the expected maturity distribution of our mortgage-backed securities, which is based on assumed prepayment rates, and the maturity distribution of our non-MBS, which is based on the contractual maturity:

	As of June 30, 2025
(Dollars in thousands)	Total Amount	Due Within One Year	Due after One but within Five Years	Due after Five but within Ten Years	Due After Ten Years
MBS:
Agency	$48,229	$11,537	$29,753	$5,158	$1,781
Non-Agency	14,395	10,975	1,442	1,203	775
Total MBS	$62,624	$22,512	$31,195	$6,361	$2,556
Municipal	3,682	—	—	—	3,682
Available-for-sale—Amortized cost	$66,306	$22,512	$31,195	$6,361	$6,238
Available-for-sale—Fair value	$66,008	$22,375	$30,806	$6,416	$6,411

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
The following table sets forth the composition of the loan portfolio:

(Dollars in thousands)	June 30, 2025	June 30, 2024
Single Family - Mortgage & Warehouse	$4,395,278	$4,178,832
Multifamily and Commercial Mortgage	2,940,739	3,861,931
Commercial Real Estate	6,937,187	6,088,622
Commercial & Industrial - Non-RE	6,795,497	5,241,766
Auto & Consumer	482,996	431,660
Total gross loans	21,551,697	19,802,811
Allowance for credit losses - loans	(290,049)	(260,542)
Unaccreted premiums (discounts) and loan fees	(212,038)	(310,884)
Total net loans	$21,049,610	$19,231,385
Accrued interest receivable on loans held for investment totaled $109.6 million and $119.8 million as of June 30, 2025 and 2024, respectively.
At June 30, 2025 and 2024, the Company pledged certain loans totaling $4,284.7 million and $4,942.8 million, respectively, to the FHLB and $8,227.7 million and $8,197.2 million, respectively, to the Federal Reserve Bank of San Francisco (“FRBSF”).
The following table presents the components of the provision for credit losses:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2025	2024	2023
Provision for credit losses - loans	$55,077	$32,750	$24,750
Provision for credit losses - unfunded lending commitments	668	(250)	(500)
Total provision for credit losses	$55,745	$32,500	$24,250
The following tables summarize activity in the allowance for credit losses - loans by portfolio segment:

	June 30, 2025
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Balance at July 1, 2024	$16,943	$70,771	$87,780	$76,032	$9,016	$260,542
Provision (benefit) for credit losses - loans	(1,858)	(36,655)	25,934	54,432	13,224	55,077
Charge-offs	(3,036)	(8,565)	(165)	(8,825)	(9,715)	(30,306)
Recoveries	62	689	255	—	3,730	4,736
Balance at June 30, 2025	$12,111	$26,240	$113,804	$121,639	$16,255	$290,049

	June 30, 2024
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Balance at July 1, 2023	$17,503	$16,848	$72,755	$46,347	$13,227	$166,680
Allowance for credit losses at acquisition of PCD loans	—	58,997	11,125	—	—	70,122
Provision (benefit) for credit losses - loans	(489)	(4,434)	3,900	29,769	4,004	32,750
Charge-offs	(172)	(640)	—	(84)	(11,013)	(11,909)
Recoveries	101	—	—	—	2,798	2,899
Balance at June 30, 2024	$16,943	$70,771	$87,780	$76,032	$9,016	$260,542

	June 30, 2023
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Balance at July 1, 2021	$19,670	$14,655	$69,339	$30,808	$14,145	$148,617
Provision (benefit) for credit losses - loans	(2,302)	2,193	3,416	15,521	5,922	24,750
Charge-offs	(314)	—	—	—	(9,142)	(9,456)
Recoveries	449	—	—	18	2,302	2,769
Balance at June 30, 2023	$17,503	$16,848	$72,755	$46,347	$13,227	$166,680

The allowance for credit losses increased from June 30, 2024 to June 30, 2025, primarily due to the provision for credit losses, partially offset by net charge-offs. The provision for credit losses was primarily driven by the commercial & industrial - non-RE and commercial real estate portfolios, reflecting loan growth, as well as the quantitative impact of macroeconomic variables in the allowance for credit losses model, including the 5-year and 10-year U.S. Treasury rates and unemployment rates.
Loan products within each portfolio contain varying collateral types which impact the estimate of the loss given default utilized in the calculation of the allowance. For further discussion of the model method of estimating expected lifetime credit losses see Note 1—“Organizations and Summary of Significant Accounting Policies.”
The following tables present a summary of the activity in the unfunded loan commitment liabilities for the periods indicated:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2025	2024	2023
BALANCE—beginning of year	$10,223	$10,473	$10,973
Provision (Benefit)	668	(250)	(500)
BALANCE—end of year	$10,891	$10,223	$10,473
The following table presents LTVs for the Company’s real estate loans outstanding as of June 30, 2025:

	Total Real Estate Loans	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate
Weighted-Average LTV	46.2%	56.7%	49.4%	45.4%
Median LTV	51.0%	53.5%	47.9%	45.7%

Credit Quality Disclosure. The following tables provide the composition of loans that are performing and nonaccrual by portfolio segment:

	June 30, 2025
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Performing	$4,351,082	$2,907,702	$6,907,964	$6,733,693	$480,870	$21,381,311
Nonaccrual	44,196	33,037	29,223	61,804	2,126	170,386
Total	$4,395,278	$2,940,739	$6,937,187	$6,795,497	$482,996	$21,551,697
Nonaccrual loans to total loans						0.79%

	June 30, 2024
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Performing	$4,133,121	$3,826,877	$6,062,520	$5,237,746	$429,188	$19,689,452
Nonaccrual	45,711	35,054	26,102	4,020	$2,472	113,359
Total	$4,178,832	$3,861,931	$6,088,622	$5,241,766	$431,660	$19,802,811
Nonaccrual loans to total loans						0.57%
There were no nonaccrual loans without an allowance for credit losses as of June 30, 2025 and 2024. There was no interest income recognized on nonaccrual loans in the fiscal year ended June 30, 2025 and 2024.
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

The following tables present the composition of loans by portfolio segment, fiscal year of origination and credit quality indicator, and the amount of gross charge-offs:

	June 30, 2025
	Loans Held for Investment by Fiscal Year of Origination						Revolving Loans	Total
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior
Single Family-Mortgage & Warehouse
Pass	$750,357	$269,165	$451,330	$1,067,144	$434,352	$715,620	$599,406	$4,287,374
Special Mention	2,129	1,080	5,362	3,140	5,254	26,604	9,967	53,536
Substandard	—	—	—	7,255	6,720	40,393	—	54,368
Doubtful	—	—	—	—	—	—	—	—
Total	752,486	270,245	456,692	1,077,539	446,326	782,617	609,373	4,395,278
Gross charge-offs	—	340	—	400	—	2,296	—	3,036
Multifamily and Commercial Mortgage
Pass	75,755	22,435	632,120	859,189	422,683	842,787	1,450	2,856,419
Special Mention	—	—	3,400	—	7,255	18,272	—	28,927
Substandard	—	—	8,530	13,199	—	33,664	—	55,393
Doubtful	—	—	—	—	—	—	—	—
Total	75,755	22,435	644,050	872,388	429,938	894,723	1,450	2,940,739
Gross charge-offs	—	375	86	5	—	8,099	—	8,565
Commercial Real Estate
Pass	3,135,530	1,342,372	679,875	575,642	152,581	47,214	960,145	6,893,359
Special Mention	—	—	—	—	—	—		—
Substandard	—	—	—	9,500	5,000	14,723	14,605	43,828
Doubtful	—	—	—	—	—	—	—	—
Total	3,135,530	1,342,372	679,875	585,142	157,581	61,937	974,750	6,937,187
Gross charge-offs	—	—	—	165	—	—	—	165
Commercial & Industrial - Non-RE
Pass	1,231,118	809,347	310,043	120,385	38,397	28,311	3,928,415	6,466,016
Special Mention	—	45,120	—	—	93	—	10,023	55,236
Substandard	3,747	10,719	9,244	135,778	2,486	2,989	99,282	264,245
Doubtful	—	—	—	10,000	—	—	—	10,000
Total	1,234,865	865,186	319,287	266,163	40,976	31,300	4,037,720	6,795,497
Gross charge-offs	—	—	883	—	5,942	—	2,000	8,825
Auto & Consumer
Pass	213,318	47,587	75,120	109,228	23,084	11,448	—	479,785
Special Mention	295	52	186	270	60	10	—	873
Substandard	154	48	365	807	549	415	—	2,338
Doubtful	—	—	—	—	—	—	—	—
Total	213,767	47,687	75,671	110,305	23,693	11,873	—	482,996
Gross charge-offs	589	813	2,363	3,340	797	1,813	—	9,715
Total
Pass	5,406,078	2,490,906	2,148,488	2,731,588	1,071,097	1,645,380	5,489,416	20,982,953
Special Mention	2,424	46,252	8,948	3,410	12,662	44,886	19,990	138,572
Substandard	3,901	10,767	18,139	166,539	14,755	92,184	113,887	420,172
Doubtful	—	—	—	10,000	—	—	—	10,000
Total	$5,412,403	$2,547,925	$2,175,575	$2,911,537	$1,098,514	$1,782,450	$5,623,293	$21,551,697
As a % of total gross loans	25.1%	11.8%	10.1%	13.5%	5.1%	8.3%	26.1%	100.0%
Total gross charge-offs	$589	$1,528	$3,332	$3,910	$6,739	$12,208	$2,000	$30,306

	June 30, 2024
	Loans Held for Investment by Fiscal Year of Origination						Revolving Loans	Total
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior
Single Family-Mortgage & Warehouse
Pass	$491,822	$590,060	$1,200,230	$487,132	$291,047	$720,049	$256,778	$4,037,118
Special Mention	31,000	—	24,489	665	6,591	26,873	—	89,618
Substandard	—	283	6,728	—	14,720	30,365	—	52,096
Doubtful	—	—	—	—	—	—	—	—
Total	522,822	590,343	1,231,447	487,797	312,358	777,287	256,778	4,178,832
Year-to-date gross charge-offs	—	—	—	—	—	172	—	172
Multifamily and Commercial Mortgage
Pass	36,058	700,163	994,004	595,299	510,341	811,184	—	3,647,049
Special Mention	—	29,325	46,194	17,478	9,011	10,277	—	112,285
Substandard	—	13,489	12,509	15,507	41,013	20,079	—	102,597
Doubtful	—	—	—	—	—	—	—	—
Total	36,058	742,977	1,052,707	628,284	560,365	841,540	—	3,861,931
Year-to-date gross charge-offs	—	—	—	—	640	—	—	640
Commercial Real Estate
Pass	1,952,001	1,419,399	1,456,643	221,061	7,741	53,000	866,686	5,976,531
Special Mention	—	—	27,452	—	—	—	—	27,452
Substandard	—	5,600	43,700	5,000	—	30,339	—	84,639
Doubtful	—	—	—	—	—	—	—	—
Total	1,952,001	1,424,999	1,527,795	226,061	7,741	83,339	866,686	6,088,622
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—
Commercial & Industrial - Non-RE
Pass	991,497	458,454	238,397	44,923	10,422	12,867	3,295,425	5,051,985
Special Mention	—	1,613	731	1,818	—	—	5,349	9,511
Substandard	—	34,433	122,729	1,031	—	2,988	19,089	180,270
Doubtful	—	—	—	—	—	—	—	—
Total	991,497	494,500	361,857	47,772	10,422	15,855	3,319,863	5,241,766
Year-to-date gross charge-offs	—	—	—	—	—	84	—	84
Auto & Consumer
Pass	65,766	114,615	177,043	43,287	13,402	14,056	—	428,169
Special Mention	33	213	422	176	—	61	—	905
Substandard	142	547	1,264	410	114	109	—	2,586
Doubtful	—	—	—	—	—	—	—	—
Total	65,941	115,375	178,729	43,873	13,516	14,226	—	431,660
Year-to-date gross charge-offs	202	3,471	5,212	1,556	303	269	—	11,013
Total
Pass	3,537,144	3,282,691	4,066,317	1,391,702	832,953	1,611,156	4,418,889	19,140,852
Special Mention	31,033	31,151	99,288	20,137	15,602	37,211	5,349	239,771
Substandard	142	54,352	186,930	21,948	55,847	83,880	19,089	422,188
Doubtful	—	—	—	—	—	—	—	—
Total	$3,568,319	$3,368,194	$4,352,535	$1,433,787	$904,402	$1,732,247	$4,443,327	$19,802,811
As a % of total gross loans	18.0%	17.1%	22.0%	7.2%	4.6%	8.7%	22.4%	100.0%
Total year-to-date gross charge-offs	202	3,471	5,212	1,556	943	525	—	11,909

The following tables provide the aging of loans by portfolio segment:

	June 30, 2025
(Dollars in thousands)	Current	30-59 Days	60-89 Days	90+ Days	Total
Single Family-Mortgage & Warehouse	$4,322,681	$13,302	$16,395	$42,900	$4,395,278
Multifamily and Commercial Mortgage	2,870,972	36,649	549	32,569	2,940,739
Commercial Real Estate	6,900,904	—	7,060	29,223	6,937,187
Commercial & Industrial - Non-RE	6,783,440	—	—	12,057	6,795,497
Auto & Consumer	477,694	3,025	920	1,357	482,996
Total	$21,355,691	$52,976	$24,924	$118,106	$21,551,697
As a % of total gross loans	99.09%	0.25%	0.12%	0.55%	100.00%

	June 30, 2024
(Dollars in thousands)	Current	30-59 Days	60-89 Days	90+ Days	Total
Single Family-Mortgage & Warehouse	$4,070,186	$46,387	$18,401	$43,858	$4,178,832
Multifamily and Commercial Mortgage	3,795,387	13,074	8,554	44,916	3,861,931
Commercial Real Estate	6,024,470	—	25,950	38,202	6,088,622
Commercial & Industrial - Non-RE	5,240,734	—	—	1,032	5,241,766
Auto & Consumer	424,555	4,644	996	1,465	431,660
Total	$19,555,332	$64,105	$53,901	$129,473	$19,802,811
As a % of total gross loans	98.75%	0.33%	0.27%	0.65%	100.00%
Loans reaching 90+ days past due are generally placed on nonaccrual. As of June 30, 2024, there was $20.2 million of loans over 90 days past due and still accruing interest. As of June 30, 2025 no loans were over 90 days past due and still accruing interest.
Single family mortgage loans in process of foreclosure were $30.4 million and $20.1 million as of June 30, 2025 and 2024, respectively.
Credit Risk Concentration
Concentrations of credit risk arise when a number of borrowers are engaged in similar business activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.
Concentrations of 10% or more existed in the Single Family, Multifamily and Commercial Real Estate loan categories at June 30, 2025 and June 30, 2024.
At June 30, 2025, California accounted for 70.5% and New York accounted for 8.6% of loans in the Single Family loan category. California accounted for 48.5% and New York accounted for 37.1% of loans in the Multifamily loan category. New York accounted for 36.8%, Florida accounted for 19.5% and Texas accounted for 10.2% of loans in the Commercial Real Estate loan category.
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
Related Party Loans
In the ordinary course of business, the Company has granted related party loans collateralized by real property to certain executive officers, directors and their affiliates, which is summarized in the following table:

	At or for the Fiscal Year Ended June 30,
(Dollars in thousands)	2025	2024
Outstanding loan balance	$29,146	$29,673
Loans originated and funded	$372	$1,044
Principal repayments	$899	$552

Loan Modifications to Borrowers Experiencing Financial Difficulty. The Company may grant certain modifications of loans to borrowers experiencing financial difficulty, which effective following the adoption of ASU 2022-02, are reported as financial difficulty modifications (“FDMs”). The Company’s modification programs provide various modifications to borrowers experiencing financial difficulty, which may include interest rate reductions, term extensions, payment delays and/or principal forgiveness. FDMs during the fiscal year ended June 30, 2025 and 2024 were not significant.
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

	June 30, 2025			June 30, 2024
		Fair Value			Fair Value
(Dollars in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate contracts	$400,000	$1,950	$—	$—	$—	$—
Derivatives not designated as hedging instruments
Interest rate contracts[1]	2,761,021	15,782	68,427	2,435,874	106,796	102,949
Foreign exchange contracts	9,570	2	71	—	—	—
Total derivatives	$3,170,591	$17,734	$68,498	$2,435,874	$106,796	$102,949
1 Derivatives assets as of June 30, 2025 are presented net of $55.4 million of variation margin on centrally-cleared derivatives. As of June 30, 2024, derivative assets are presented gross of $85.2 million of variation margin on centrally-cleared derivatives as a result of an $87.9 million receivable from the FDIC related to the novation of certain interest rate swaps.
Derivatives designated as hedging instruments
The following table presents pre-tax gains/(losses) on derivative instruments used in cash flow hedge accounting relationships.

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2025	2024	2023
Amounts recorded in OCI	$5,448	$—	$—
Amounts reclassified from AOCI to income	(3,749)	—	—
Total change in OCI for period	$1,699	$—	$—
The Company did not experience any forecasted transactions that failed to occur during the fiscal year ended June 30, 2025. There are no amounts excluded from the assessment of hedge effectiveness.
As of June 30, 2025, the Company expects that approximately $2.2 million of pre-tax net gain related to cash flow hedges recorded in AOCI will be recognized in income over the next 12 months. The maximum length of time over which forecasted transactions are hedged is approximately 2.3 years.
Derivatives not designated as hedging instruments
The following table presents the gains (losses) related to the Company’s derivative instrument activity recognized in the Consolidated Statements of Income:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2025	2024	2023
Interest rate contracts
Banking and service fees	$(2,463)	$470	$803
Mortgage banking and servicing rights income	$(431)	$782	$916
Foreign exchange contracts
Banking and service fees	$(92)	—	$—

7.    OFFSETTING OF DERIVATIVES AND SECURITIES FINANCING AGREEMENTS
The Company enters into derivatives transactions as part of its mortgage banking activities, market making activity in interest rate swap and cap derivatives to facilitate customer demand and hedging activities related to interest rate and foreign exchange risk management, and enters into securities borrowed and securities loaned transactions to facilitate customer match-book activity, cover short positions and support customer securities lending. The Company manages credit exposure from certain of these transactions by entering into master netting agreements. The relevant agreements allow for the efficient closeout of transactions, liquidation and set-off of collateral against the net amount owed by the counterparty following a default. Default events generally include failure to pay, insolvency or bankruptcy of a counterparty.
The following tables present information about the offsetting of these instruments and related collateral amounts:

	June 30, 2025
(Dollars in thousands)	Gross Assets / Liabilities	Amounts Offset	Net Balance Sheet Amount	Amounts Not Offset[2]	Net Assets / Liabilities
Assets:
Securities borrowed	$139,396	$—	$139,396	$139,396	$—
Other assets — derivative instruments[1]	17,734	—	17,734	11,174	6,560
Liabilities:
Securities loaned	$139,426	$—	$139,426	$139,426	$—
Accounts payable and other liabilities — derivative instruments	68,497	—	68,497	6,122	62,375

	June 30, 2024
(Dollars in thousands)	Gross Assets / Liabilities	Amounts Offset	Net Balance Sheet Amount	Amounts Not Offset[2]	Net Assets / Liabilities
Assets:
Securities borrowed	$67,212	$—	$67,212	$67,212	$—
Other assets — derivative instruments[1]	106,796	—	106,796	18,524	88,272
Liabilities:
Securities loaned	$74,177	$—	$74,177	$74,177	$—
Accounts payable and other liabilities — derivative instruments	102,949	—	102,949	414	102,535
1 Other Assets - Derivative Assets as of June 30, 2025 are presented net of $55.4 million of variation margin on centrally-cleared derivatives. As of June 30, 2024, gross derivative assets are presented gross of $85.2 million of variation margin on centrally-cleared derivatives as a result of an $87.9 million receivable from the FDIC related to the novation of certain interest rate swaps.
2 Amounts not offset reflect cash collateral received on Derivative Assets of $6.3 million and $18.1 million as of June 30, 2025 and June 30, 2024, respectively, and cash collateral placed on Derivative Liabilities of $1.3 million as of June 30, 2025. There was no cash collateral placed on Derivative Liabilities as of June 30, 2024.
The securities loaned transactions represent equities with an overnight and open maturity classification as of both periods presented.

8.    CUSTOMER, BROKER-DEALER AND CLEARING RECEIVABLES AND PAYABLES
Customer, broker-dealer and clearing receivables and payables consisted of the following:

	At June 30,
(Dollars in thousands)	2025	2024
Receivables:
Customers	$234,875	$220,243
Broker-dealer and clearing organizations:
Receivable from broker-dealers	14,089	17,885
Securities failed to deliver	3,756	1,900
Total customer, broker-dealer and clearing receivables	$252,720	$240,028

Payables:
Customers	$329,974	$280,620
Broker-dealer and clearing organizations:
Payable to broker-dealers	17,315	18,112
Securities failed to receive	3,317	2,395
Total customer, broker-dealer and clearing payables	$350,606	$301,127
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

(Dollars in thousands)	BOLI
Balance as of June 30, 2022	$160,775
Death benefits	(1,805)
Change in contract value	4,444
Balance as of June 30, 2023	$163,414
Change in contract value	5,360
Balance as of June 30, 2024	$168,774
Additions	100,000
Change in contract value	9,405
Balance as of June 30, 2025	$278,179
Furniture, equipment and software. A summary of the cost and accumulated depreciation and amortization for leasehold improvements, furniture, equipment and software is as follows:

	At June 30,
(Dollars in thousands)	2025	2024
Software	$159,878	$134,311
Computer hardware and equipment	59,995	32,195
Furniture and fixtures	11,923	11,788
Leasehold improvements	6,626	6,281
Total	$238,422	$184,575
Less accumulated depreciation and amortization	(133,341)	(111,956)
Furniture, equipment and software—net	$105,081	$72,619
Depreciation and amortization expense related to leasehold improvements, furniture, equipment and software for the fiscal years ended June 30, 2025, 2024 and 2023 was $21.6 million, $16.2 million and $12.2 million, respectively.
Operating Leases. The Company leases office space under operating lease agreements scheduled to expire at various dates. Operating lease expense for the fiscal years ended June 30, 2025, 2024 and 2023 was $11.3 million, $12.4 million, and $11.4 million, respectively.
Supplemental information related to the Company’s operating leases is as follows:

	At June 30,
(Dollars in thousands)	2025	2024
Right-of-use assets	$53,415	$59,989
Lease liabilities	$59,116	65,923
Weighted-average remaining lease term	4.73 years	5.66 years
Weighted-average discount rate	3.20%	3.09%
Supplemental cash flow information related to leases is as follows:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities for operating leases—operating cash flows	$13,318	$11,821	$10,658

The following table represents maturities of lease liabilities:

(Dollars in thousands)	June 30, 2025
Within one year	$13,828
After one year and within two years	13,953
After two years and within three years	12,600
After three years and within four years	11,125
After four years within five years	11,068
After five years	1,354
Total lease payments	63,928
Less: amount representing interest	(4,812)
Total lease liability	$59,116
As of June 30, 2025, the Company was in compliance with all covenants contained in lease agreements.
LIHTC Investments. The Company recognized the following income and tax benefits for its LIHTC investments.

	For the fiscal year ended June 30,
(Dollars in thousands)	2025	2024
Tax credits recognized	$5,697	$3,394
Other tax benefits recognized	1,385	1,466
Amortization	(5,998)	(3,574)
Net benefit (expense) included in income tax expense	1,084	1,286
Other income (loss) included in banking and service fees	19	2
Net benefit (expense) included in the Consolidated Statements of Income	$1,103	$1,288
The Company recognized the following investments on its balance sheets.

	For the fiscal year ended June 30,
(Dollars in thousands)	2025	2024
LIHTC investments	$84,875	$65,873
LIHTC unfunded commitments[1]	$47,381	$40,617
1LIHTC unfunded commitments are included in “Accounts Payable and Other Liabilities” on the Consolidated Balance Sheets.
For the fiscal years ended June 30, 2025 and 2024, there have been no significant modifications or events that resulted in the change in the nature of the LIHTC investments or any changes in the relationship with the underlying project.
For the fiscal years ended June 30, 2025 and 2024, there has been no impairment loss recognized from the forfeiture or ineligibility of income tax credits.

10.    GOODWILL AND INTANGIBLE ASSETS
The following table summarizes the activity in the Company’s goodwill balance as of the dates indicated:

(Dollars in thousands)	Total
Balance as of June 30, 2023	$97,673
Goodwill from acquisitions	—
Balance as of June 30, 2024	97,673
Goodwill from acquisitions	—
Balance as of June 30, 2025	$97,673
There was no goodwill impairment identified for the fiscal years ended June 30, 2025 and June 30, 2024.
The Company’s acquired intangible assets are summarized as follows as of the dates indicated:

	June 30, 2025			June 30, 2024
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Covenant not to compete	$1,387	$1,369	$18	$1,387	$1,258	$129
Customer relationships	50,810	21,913	28,897	50,810	18,453	32,357
Customer deposit intangible	13,545	11,657	1,888	13,545	10,569	2,976
Developed technologies	34,650	29,414	5,236	34,650	26,833	7,817
Trademark	518	—	518	378	—	378
Trade name	950	710	240	950	637	313
Workforce	206	174	32	206	79	127
Total intangible assets	$102,066	$65,237	$36,829	$101,926	$57,829	$44,097

The amortization expense for intangible assets that are subject to amortization was $7.4 million and $10.8 million for the fiscal years ended June 30, 2025 and 2024, respectively. Each intangible asset subject to amortization is amortized using the straight-line method over the estimated useful life of the asset. Trademark is an indefinite life intangible.
Estimated future amortization expense related to finite-lived intangible assets at June 30, 2025 is as follows:

(Dollars in thousands)	Amortization Expense
For the fiscal year ending June 30,
2026	$6,117
2027	5,821
2028	5,283
2029	3,408
2030	2,915

11.    DEPOSITS
The following table sets forth the composition of the deposit portfolio:

(Dollars in thousands)	June 30, 2025	June 30, 2024
Non-interest-bearing	$3,040,696	$2,975,631

Interest-bearing demand and savings	$16,660,290	$15,445,490
Time deposits	1,128,557	938,096
Total interest bearing	$17,788,847	$16,383,586
Total deposits[1]	$20,829,543	$19,359,217
1 Total deposits includes brokered deposits of $1,801.1 million and $1,611.6 million as of as of June 30, 2025 and 2024, respectively, which include brokered time deposits of $700.0 million and $400.0 million, as of as of June 30, 2025 and 2024, respectively.
Scheduled maturities of time deposits are as follows:

(Dollars in thousands)	June 30, 2025
Within 12 months	$961,573
13 to 24 months	106,869
25 to 36 months	55,064
37 to 48 months	1,333
49 to 60 months	3,718
Total	$1,128,557
At June 30, 2025 and 2024, the Company had deposits from executive officers and directors in the amount of $4.6 million and $5.4 million, respectively.
12.    ADVANCES FROM THE FEDERAL HOME LOAN BANK
Maturities and weighted-average rates of fixed-rate advances from FHLB are as follows:

	At June 30,
	2025		2024
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Within one year	$—	—%	$30,000	2.82%
After one but within two years	—	—%	—	—%
After two but within three years	—	—%	—	—%
After three but within four years	—	—%	—	—%
After four but within five years	60,000	2.07%		—%
After five years	—	—%	60,000	2.07%
Total	$60,000	2.07%	$90,000	2.32%
Advances from the FHLB were collateralized by the Company’s pledge of certain loans and available-for-sale securities to the FHLB, and by the Company’s investment in capital stock of the FHLB of San Francisco. Generally, each advance carries a prepayment penalty and is payable in full at its maturity date.
At June 30, 2025, the Company had $2,799.2 million available immediately and $4,925.6 million available with additional collateral for advances from the FHLB for terms up to ten years.

13.    BORROWINGS, SUBORDINATED NOTES AND DEBENTURES
The following table sets forth the composition of the borrowings, subordinated notes and debentures as of the dates indicated:

(Dollars in thousands)	June 30, 2025	June 30, 2024
Borrowings from other banks	$—	$—
Subordinated loans	7,400	7,400
Subordinated notes	301,000	315,000
Junior subordinated debentures	5,155	5,155
Total borrowings, subordinated notes and debentures, gross of unamortized issuance costs	313,555	327,555
Less unamortized issuance costs	(884)	(1,876)
Total borrowings, subordinated notes and debentures, net of unamortized issuance costs	$312,671	$325,679
Maturities of borrowings, subordinated notes and debentures are as follows:

(Dollars in thousands)	June 30, 2025
Within one year	$7,400
After one but within two years	—
After two but within three years	—
After three but within four years	—
After four but within five years	—
After five years	306,155
Total	$313,555
Borrowings from other banks. Axos Clearing has a $150 million secured line of credit available for borrowing. As of June 30, 2025, there was no amount outstanding, and as of June 30, 2024 there was no amount outstanding. This credit facility bears interest at rates based on the Federal Funds rate and is due upon demand.
Axos Clearing has a $110 million unsecured line of credit available for limited purpose borrowing. As of June 30, 2025, there was no amount outstanding on this credit facility, and as of June 30, 2024 there was no amount outstanding. This credit facility bears interest at rates based on the Federal Funds rate and is due upon demand. The unsecured line of credit requires Axos Clearing to operate in accordance of specific covenants surrounding capital and debt ratios. Axos Clearing was in compliance of all covenants as of June 30, 2025.
Subordinated Loans. The Company issued subordinated loans totaling $7.5 million on January 28, 2019, to the principal stockholders of Cor Securities Holdings, Inc. (“COR Securities”) in an equal principal amount, with a maturity of 15 months and a 6.25% interest rate, to serve as the sole source of payment of indemnification obligations of the principal stockholders of COR Securities under the applicable merger agreement. During the fiscal year ended June 30, 2019, $0.1 million of subordinated loans were repaid. As of June 30, 2025, an indemnification claim against the $7.4 million remains pending.
Subordinated Notes. In September 2020, the Company completed the sale of $175 million aggregate principal amount of its 4.875% Fixed-to-Floating Rate Subordinated Notes due October 1, 2030 (the “2030 Notes”). The 2030 Notes mature on October 1, 2030 and accrue interest at a fixed rate per annum equal to 4.875%, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2021. From and including October 1, 2025, to, but excluding October 1, 2030 or the date of early redemption, the 2030 Notes will bear interest at a floating rate per annum equal to three-month term SOFR plus a spread of 476 basis points, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on January 2026. The 2030 Notes may be redeemed on or after October 1, 2025, which date may be extended at the Company’s discretion, at a redemption price equal to principal plus accrued and unpaid interest, subject to certain conditions. Fees and costs incurred in connection with the debt offering amortize to interest expense over the term of the 2030 Notes. On September 27, 2024, the Company paid $9.2 million to repurchase $9.5 million par value of its 2030 Notes resulting in a pre-tax non-cash gain on extinguishment of $0.2 million, after accounting for unamortized issuance costs and accrued interest. The non-cash gain is recorded in “General and administrative expense” in the Consolidated Statements of Income for the fiscal year ended June 30, 2025.
In February 2022, the Company completed the sale of $150 million aggregate principal amount of its 4.00% Fixed-to-Floating Rate Subordinated Notes (the “2032 Notes”). The 2032 Notes are obligations only of Axos Financial, Inc. The 2032 Notes mature on March 1, 2032 and accrue interest at a fixed rate per annum equal to 4.00%, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2022. From and including March 1, 2027, to, but excluding March 1, 2032 or the date of early redemption, the 2032 Notes will bear interest at a floating rate per annum equal to three-month term SOFR plus a spread of 227 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on June 1, 2027. The 2032 Notes may be redeemed on or after March 1, 2027, which date may be extended at the Company’s discretion, at a redemption price equal to principal plus accrued and unpaid interest, subject to certain conditions. Fees and costs incurred in connection with the debt offering amortize to interest expense over the term of the 2032 Notes. On July 15, 2024, the Company paid $2.6 million to repurchase $3.0 million par value of its 2032 Notes resulting in a pre-tax non-cash gain on extinguishment of $0.4 million, after accounting for unamortized issuance costs and accrued interest. On June 5, 2025, the Company paid $1.4 million to repurchase $1.5 million par value of its 2032 Notes resulting in a pre-tax non-cash gain on extinguishment of $0.1 million, after accounting for unamortized issuance costs and accrued interest. The non-cash gains are recorded in “General and administrative expense” in the Consolidated Statements of Income for the fiscal year ended June 30, 2025.
Junior Subordinated Debentures. On December 13, 2004, the Company entered into an agreement to form an unconsolidated trust which issued $5.0 million of trust preferred securities in a transaction that closed on December 16, 2004. The net proceeds from the offering were used to purchase $5.2 million of junior subordinated debentures (“Debentures”) of the Company with a stated maturity date of February 23, 2035. The Debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month term SOFR plus a 2.4% margin and a 0.26% spread adjustment, for a rate of 6.99% as of June 30, 2025, with interest paid quarterly.
Other Available Borrowings. The Bank has the ability to borrow short-term from the FRBSF Discount Window. At June 30, 2025 and 2024, there were no amounts outstanding and the available borrowings from this source were $7,046.5 million and $6,976.2 million, respectively. The 2025 available borrowings were collateralized by certain loans. The Bank has additional unencumbered collateral that could be pledged to the FRBSF Discount Window to increase borrowing liquidity.
As of June 30, 2025, the Bank has federal funds lines of credit with five major banks totaling $250.0 million. The Bank had no outstanding balances on its lines of credit as of June 30, 2025 or June 30, 2024.

14.    INCOME TAXES
The provision for income taxes is as follows:

	Fiscal Year Ended
	At June 30,
(Dollars in thousands)	2025	2024	2023
Current:
Federal	$130,062	$98,814	$89,839
State	78,381	53,525	54,326
	208,443	152,339	144,165
Deferred:
Federal	(25,702)	17,501	(13,084)
State	(2,254)	15,633	(6,502)
	(27,956)	33,134	(19,586)
Total	$180,487	$185,473	$124,579
The differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Fiscal Year Ended
	At June 30,
	2025	2024	2023
Statutory federal tax rate	21.00%	21.00%	21.00%
Increase (decrease) resulting from:
State taxes—net of federal tax benefit	8.86%	8.90%	9.04%
Tax credits	(0.43)%	(0.58)%	(0.45)%
Non-taxable income	(0.15)%	(0.08)%	(0.03)%
Excess benefit RSU vesting	(0.97)%	(0.42)%	(0.41)%
Uncertain tax positions	1.29%	0.88%	0.39%
Other	(0.18)%	(0.51)%	(0.69)%
Effective tax rate	29.42%	29.19%	28.85%

The components of the net deferred tax asset are as follows:

	At June 30,
(Dollars in thousands)	2025	2024
Deferred tax assets:
Allowance for credit losses	$91,922	$96,275
Lease liability	16,650	21,400
Accrued compensation	3,306	9,783
Stock-based compensation expense	8,134	8,282
Litigation accrual	—	5,324
Nonaccrual loan interest income	8,419	9,034
Unrealized net losses on securities	—	1,079
Depreciation and amortization	5,090	—
Net operating loss carryforward	1,021	1,160
State taxes	5,967	4,282
Securities impaired	236	273
Other DTA	37	—
Total deferred tax assets	$140,782	$156,892
Deferred tax liabilities:
Basis difference in acquired loans	(43,773)	(78,034)
Operating lease right-of-use asset	(15,002)	(19,406)
Unrealized net gain securities	(160)	—
Depreciation and amortization	—	(4,679)
Other assets—prepaids	(2,532)	(2,183)
FHLB stock dividend	(738)	(852)
Total deferred tax liabilities	$(62,205)	$(105,154)
Net deferred tax asset	78,577	51,738
Valuation allowance	(70)	(70)
Net deferred tax asset, net of valuation allowance[1]	$78,507	$51,668
1 Net deferred tax asset, net of valuation allowance, is included in “Other Assets” in the Consolidated Balance Sheets.
In June 2025, the State of California adopted its fiscal year 2026 budget, which, among other things, changed the way financial institutions’ multi-state income is apportioned to the State of California. The change, which now requires the use of a single sales factor versus the previously required three-factor apportionment formula, required the Company to remeasure its California deferred tax asset and resulted in revaluation of $5.5 million recognized in the fiscal year ended June 30, 2025.
On July 4, 2025, President Trump signed into law the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” and commonly referred to as the One Big Beautiful Bill (“the Act”). The Company is currently evaluating income tax implications of the Act. The Company does not expect the Act to have a material impact on the Company’s financial statements.
The Company records a deferred tax asset for net operating losses when the benefit is more likely than not to be realized. As of June 30, 2025, the Company had a federal net operating loss carryforward of approximately $3.5 million, all of which is subject to an annual Section 382 limitation of $0.1 million. The federal net operating loss carryforward begins to expire in 2034.
The Company has state net operating loss carryforwards of $3.0 million. Of this amount, only $0.7 million is subject to an annual Section 382 limitation of $0.1 million. The state net operating loss carryforwards begin to expire in 2035.
The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. As of June 30, 2025, relating to a $0.7 million state net operating loss, the Company recognized a valuation allowance of $0.1 million. As of June 30, 2025 and 2024, the Company forecasts sufficient future consolidated earnings to realize its remaining deferred tax asset and has not provided for an additional allowance.

The reconciliation of the gross beginning and ending amount of unrecognized tax positions are as follows:

(Dollars in thousands)	2025	2024
Balance—beginning of period	$14,089	$6,924
Additions—current year tax positions	11,156	8,709
Additions—prior year tax positions	—	—
Reductions—prior year tax positions	(1,633)	(1,544)
Total liability for unrecognized tax positions—end of period	$23,612	$14,089
As of June 30, 2025 and 2024, unrecognized tax benefits totaled $19.6 million and $11.6 million, respectively, that, if recognized, would favorably impact the effective tax rate. The Company does not anticipate resolution of any unrecognized tax benefits within the next 12 months. The Company accounts for interest and penalties related to income tax liabilities as a component of income tax expense. During the fiscal years ended June 30, 2025 and 2024, the Company recognized an expense of $0.1 million and a benefit of $0.1 million, respectively, in interest and penalties. The Company had approximately $0.6 million and $0.5 million for the payment of interest and penalties accrued at June 30, 2025, and 2024, respectively. The Company will occasionally file amended returns to capture additional tax refunds. An amended return was filed to preserve a claim for refund. Due to the uncertainty involved in this claim, management recognized a 100% reserve against it during the fiscal years ended June 30, 2024 and 2025.
The Company is subject to federal income tax and income tax of state taxing authorities. The Company’s federal income tax returns for the fiscal years ended June 30, 2024, 2023 and, 2022 and its state taxing authorities income tax returns for the fiscal years ended June 30, 2024, 2023, 2022 and 2021 are open to audit under the statutes of limitations by the Internal Revenue Service and state taxing authorities.
15.    STOCKHOLDERS’ EQUITY
Common Stock Repurchases. On April 27, 2023, the Company announced a program to repurchase up to $100 million of its common stock and on each of February 12, 2024 and May 12, 2025, the Company announced an additional $100 million increase to the common stock repurchase program. The Company may repurchase shares on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The repurchase program does not obligate the Company to acquire any specific number of shares. The share repurchase program will continue in effect until terminated by the Board of Directors of the Company. The Company accounts for treasury stock using the cost method as a reduction of stockholders’ equity in the accompanying Consolidated Financial Statements.
The following table presents common stock repurchases:

	Fiscal Year Ended
	June 30,
(Dollars in thousands, except per share data)	2025	2024
Total repurchase	$58,450	$97,023
Number of shares repurchased	951,927	2,541,254
Average price paid per share	$61.40	$38.18
As of June 30, 2025, the Company has approximately $148.1 million remaining under the share repurchase authorizations.
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

Accumulated Other Comprehensive Income
AOCI includes the after-tax change in unrealized gains and losses on investment securities and cash flow hedging activities.

	For the fiscal year ended June 30, 2025
(Dollars in thousands)	Unrealized gain (loss) on available-for-sale securities	Cash flow hedges	Accumulated other comprehensive income
Balance at June 30, 2024	$(2,466)	$—	$(2,466)
Other comprehensive income/(loss)	1,686	1,128	2,814
Balance at June 30, 2025	$(780)	$1,128	$348

	For the fiscal year ended June 30, 2024
(Dollars in thousands)	Unrealized gain (loss) on available-for-sale securities	Cash flow hedges	Accumulated other comprehensive income
Balance at June 30, 2023	$(6,610)	$—	$(6,610)
Other comprehensive income/(loss)	4,144	—	4,144
Balance at June 30, 2024	$(2,466)	$—	$(2,466)

	For the fiscal year ended June 30, 2023
(Dollars in thousands)	Unrealized gain (loss) on available-for-sale securities	Cash flow hedges	Accumulated other comprehensive income
Balance at June 30, 2022	$(2,933)	$—	$(2,933)
Other comprehensive income/(loss)	(3,677)	—	(3,677)
Balance at June 30, 2023	$(6,610)	$—	$(6,610)
The following table presents the pre-tax and after-tax changes in the components of other comprehensive income.

	For the fiscal year ended June 30, 2025			For the fiscal year ended June 30, 2024			For the fiscal year ended June 30, 2023
(Dollars in thousands)	Pre- tax	Tax effect	After- tax	Pre -tax	Tax effect	After- tax	Pre- tax	Tax effect	After- tax
Unrealized gain/(loss) on investment securities:
Net unrealized gains/(losses) arising during the period	$2,372	$(686)	$1,686	$5,931	$(1,787)	$4,144	$(5,252)	$1,575	$(3,677)
Reclassification adjustment for realized (gains)/losses included in net income	—	—	—	—	—	—	—	—	—
Net change	$2,372	$(686)	$1,686	$5,931	$(1,787)	$4,144	$(5,252)	$1,575	$(3,677)
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	$5,448	$(1,828)	$3,620	$—	$—	$—	$—	$—	$—
Reclassification adjustment for realized (gains)/losses included in net income	(3,749)	1,257	(2,492)	—	—	—	—	—	—
Net change	1,699	(571)	1,128	—	—	—	—	—	—
Total other comprehensive income/(loss)	$4,071	$(1,257)	$2,814	$5,931	$(1,787)	$4,144	$(5,252)	$1,575	$(3,677)
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
2014 Plan. In November 2023, the Company’s Board of Directors and stockholders approved the 2014 Plan, as amended and restated. The number of shares authorized for issuance pursuant to awards under the 2014 Plan is 6,680,000, less RSU awards granted, plus any RSUs that become available upon the forfeiture, expiration, cancellation or settlement in cash awards outstanding under the 2014 Plan. At June 30, 2025, 1,191,861 shares of common stock remained available for issuance pursuant to grant awards under the 2014 Plan.
Effective July 1, 2017, the Company entered into a five-year employment agreement with its Chief Executive Officer (the “Agreement”) that authorizes an award of RSUs (the “RSU award”). The RSU award is an equity-based award and carries a service condition and a market condition that incorporates a measurement of the Company’s total stock return to stockholders in comparison to the total stock return of the ABA Nasdaq Community Bank Index. The accounting grant date of the RSU award is July 1, 2017 and expensing of the RSU award began on this date at the fair value measurement amount as determined by the Company’s valuation process. The Company utilized a Monte Carlo simulation to estimate the value of path-dependent options and determined the fair value using an expected return based on the 5-year US Treasury constant maturity rate, an equity volatility based on 6-month and 1-year historical daily trading history, market capitalization, and stock price for the RSU award. On July 1, 2017, the estimated fair value of the RSU award was $20.5 million, which vests in five tranches over a total period of nine years.
Effective each January 1st following the initial five-year term, the Agreement automatically renewed for one additional fiscal year term with the accounting grant date the same as the renewal date of the respective award. For each automatic one-year renewal, the Company utilized a Monte Carlo simulation with key inputs of an expected return on the average of the 1 and 2 year U.S. Treasury constant maturity rate, an equity volatility based on 1.5 year historical daily trading history, market capitalization, and stock price. The estimated fair values for the one-year renewals occurring during the fiscal years ended June 30, 2025, 2024 and 2023 Award were $8.8 million, $9.4 million and $5.2 million respectively, on each award’s grant date. The actual awards are determined by the actual performance of the Company’s total stock return in comparison to the total stock return of the ABA Nasdaq Community Bank Index in the respective periods.
As of June 30, 2025, compensation expense not yet recognized over the remaining term of the Agreement and subsequent renewals was $16.3 million.
At June 30, 2025, compensation expense not yet recognized related to non-vested awards was $63.6 million and the weighted-average period over which it is expected to be recognized is 1.3 years.
The following table presents the status and changes in RSUs for the periods indicated:

	RSUs	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2024	1,541,194	$43.95
Granted	1,014,356	63.94
Vested	(880,010)	46.38
Forfeitures	(111,524)	49.66
Non-vested balance at June 30, 2025	1,564,016	$55.50
The Company recognized $35.5 million, $30.7 million and $26.1 million of stock compensation in net income for the fiscal years ended June 30, 2025, 2024 and 2023. The related income tax benefit was $10.4 million, $9.0 million and $7.5 million in the respective years. The total fair value of shares vested during the fiscal year ended June 30, 2025 was $60.6 million.

17.    EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings per common share (“EPS”):

	June 30,
(Dollars in thousands, except per share data)	2025	2024	2023
Earnings Per Common Share
Net income	$432,908	$450,008	$307,165
Average common shares issued and outstanding	56,862,630	57,509,029	59,691,541
Earnings per common share	$7.61	$7.82	$5.15
Diluted Earnings Per Common Share
Net income	$432,908	$450,008	$307,165
Average common shares issued and outstanding	56,862,630	57,509,029	59,691,541
Dilutive effect of average unvested RSUs	1,378,791	1,216,607	875,313
Average dilutive common shares outstanding	58,241,421	58,725,636	60,566,854
Diluted earnings per common share	$7.43	$7.66	$5.07
Weighted average antidilutive common stock equivalents (excluded from the computation of EPS)	6,192	9,744	4,505

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

(dollars in thousands)	June 30, 2025
Commitments to fund loans	$5,575,685
Commitments to sell loans	$6,166
Commitments to contribute capital - Non-LIHTC	$3,514
Standby letters of credit	$9,225
In addition, the Company has $47.4 million of commitments to contribute capital to LIHTC investments included in “Accounts Payable and Other Liabilities” on the Consolidated Balance Sheets. Refer to Note 9—“Other Assets” for additional information on LIHTC investments.
In the normal course of business, Axos Clearing’s customer activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose Axos Clearing to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and Axos Clearing has to purchase or sell the financial instrument underlying the contract at a loss. Axos Clearing’s clearing agreements with broker-dealers for which it provides clearing services requires them to indemnify Axos Clearing if customers fail to satisfy their contractual obligation. As of June 30, 2025, non-customer and customer margin securities were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company pledged $139.4 million of these available securities as collateral for securities loaned, pledged $146.7 million for bank loans, and pledged $52.0 million to meet OCC margin requirements of $29.5 million.

Litigation. A consolidated derivative action, In re BofI Holding, Inc., Case No. 15cv2722GPC (KSC), is pending before the United States District Court for the Southern District of California (the “Derivative Action”). The complaint in the Derivative Action sets forth allegations made in a related employment action, Erhart v. BofI Holding Inc., No. 15cv2287 BAS (NLS) (S.D. Cal.) (the “Employment Action”) brought by a former employee of the Company and was stayed pending resolution of the Employment Action. On October 4, 2023, the court hearing the Employment Action entered a final amended judgment awarding damages and attorneys’ fees to the plaintiff. The defendant filed a Notice of Appeal from the Employment Action judgment and all orders merged therein, and the parties have filed opening and responsive briefs and an oral argument was held on January 15, 2025. On January 2, 2024, the Derivative Action plaintiff filed a Third Amended Complaint. On March 5, 2024, the court stayed the case until resolution of the appeal in the Employment Action. On February 6, 2025, the appellate court affirmed the jury’s verdict in the Employment Action in a short, unpublished decision. On July 24, 2025, the Employment Action defendant filed a petition for writ of certiorari asking the United States Supreme Court to review the appellate court’s decision. The Derivative Action defendants filed a Motion to Dismiss the Third Amended Complaint on April 4, 2025. A hearing on said motion was held on June 26, 2025, and the court has yet to issue its decision. Such defendants dispute, and intend to vigorously defend against, the allegations raised in the Third Amended Complaint. The Derivative Action plaintiff seeks damages on behalf of the Company with respect to the Employment Action and also seeks damages on behalf of the Company in connection with a now settled securities class action that was also based upon allegations made in the Employment Action and settled within available insurance coverage without attribution of wrongdoing to the Company, its management, or its directors.
The following three putative class action lawsuits are pending in the United States District Court, Southern District of California, under the following case names and numbers: (1) In re Axos Bank d/b/a UFB Direct Litigation, 3:23-cv-02266-BJC-DTF; (2) Pliszka et al. v. Axos Bank d/b/a UFB Direct, Case No. 3:24-cv-00445-BJC-DTF; and (3) Ash et al. v. Axos Bank d/b/a UFB Direct, Case No. 3:24-cv-01157-BJC-DTF (collectively, the “UFB Actions”). The plaintiffs in the UFB Actions allege that certain rate representations made by Axos Bank with respect to its UFB products were false or misleading. Axos Bank filed a motion to compel arbitration or dismiss the complaint in each of the UFB Actions. On September 13, 2024, the court entered an order compelling arbitration in each lawsuit. Accordingly, a separate AAA arbitration was initiated with respect to each of the UFB Actions. On March 26, 2025, the arbitrator in the Pliszka arbitration proceedings issued an order finding that none of the claims raised are subject to arbitration, dismissing the arbitration and remanding the case back to the United States District Court. A similar conclusion was reached by the arbitrator in the Ash arbitration via an order issued on June 3, 2025. The arbitrator in the Stempel arbitration reached a contrary conclusion and entered an order finding the claims to be arbitrable on June 5, 2025. All defendants dispute, and intend to vigorously defend against, the allegations raised in the UFB Actions. The Company does not expect the ultimate outcome of the UFB Actions to have a material adverse effect on its consolidated results of operations, financial position or cash flows. It is not presently possible to state whether the likelihood of an unfavorable outcome is probable or remote, or to estimate the amount or range of any possible loss to the Company should an unfavorable outcome occur.
19.    REGULATORY CAPITAL REQUIREMENTS
The Company and the Bank. The Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by the Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our results of operations or financial condition. The Federal Reserve establishes capital requirements for the Company and the OCC has similar requirements for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require the Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require the Company and Bank to maintain minimum ratios of tier 1 capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” the Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Additionally, the Bank is required to maintain a tangible capital ratio equal to at least 1.5% of total average adjusted assets. At June 30, 2025, the Company and Bank met all the capital adequacy requirements to which they were subject. At June 30, 2025, the Company and Bank were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since June 30, 2025 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support the Company’s and Bank’s further growth and to maintain their “well capitalized” status.

The Company and Bank both elected the five-year CECL transition guidance for calculating regulatory capital and ratios and the June 30, 2025 and June 30, 2024 amounts reflect this election. This guidance allowed an entity to add back to regulatory capital 100% of the impact of the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through June 30, 2024. Beginning with fiscal year 2023, this cumulative amount is phased out of regulatory capital at 25% per year until it is 100% phased out of regulatory capital beginning in fiscal year 2026.
The Company’s and Bank’s capital amounts, capital ratios and capital requirements under Basel III were as follows:

	Axos Financial, Inc.		Axos Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Regulatory Capital:
Tier 1	$2,554,071	$2,167,781	$2,360,284	$2,181,426
Common equity tier 1	$2,554,071	$2,167,781	$2,360,284	$2,181,426
Total capital	$3,117,763	$2,678,489	$2,603,589	$2,365,061

Assets:
Average adjusted	$23,813,242	$22,979,871	$23,077,089	$22,391,541
Total risk-weighted	$20,404,204	$18,049,571	$19,003,094	$17,128,880

Regulatory Capital Ratios:
Tier 1 leverage (to adjusted average assets)	10.73%	9.43%	10.23%	9.74%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	12.52%	12.01%	12.42%	12.74%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	12.52%	12.01%	12.42%	12.74%	8.00%	6.00%
Total capital (to risk-weighted assets)	15.28%	14.84%	13.70%	13.81%	10.00%	8.00%
Under Basel III all banking organizations are required to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At June 30, 2025, the Company and Bank were in compliance with the capital conservation buffer requirement. Inclusive of the fully phased-in capital conservation buffer, the common equity Tier 1 capital, Tier 1 risk-based capital and total risk-based capital ratio minimums are 7.0%, 8.5% and 10.5%, respectively. A banking organization with a buffer of less than the required amount is subject to increasingly stringent limitations on such distributions and payments as the buffer approaches zero. In addition, these requirements also generally prohibit a banking organization from making such distributions or payments during any quarter if its eligible retained income is negative and its capital conservation buffer ratio was 2.5% or less at the end of the previous quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income.
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
The net capital positions of Axos Clearing were as follows:

(Dollars in thousands)	June 30, 2025	June 30, 2024
Net capital	$86,996	$101,462
Excess Capital	$81,834	$96,654

Net capital as a percentage of aggregate debit items	33.71%	42.21%
Net capital in excess of 5% aggregate debit items	$74,091	$89,442

Axos Clearing, as a clearing broker, is subject to the SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the exclusive benefit of customers (“Customer Reserve Bank Account”) and proprietary accounts of brokers (“PAB Reserve Account”). As of June 30, 2025, Axos Clearing was in compliance with its Customer Reserve Bank Account and PAB Reserve Account deposit requirements.
20.    EMPLOYEE BENEFIT PLAN
The Company has one 401(k) plan whereby substantially all of its employees may participate in the plan. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Company provides an employer matching contribution to the 401(k) plan based on an employee’s designated deferral of their eligible compensation. For the fiscal years ended June 30, 2025, 2024, and 2023, expenses attributable to the plan amounted to $6.5 million, $4.5 million, and $3.5 million, respectively. These expenses are included in “Salaries and related costs” in the Consolidated Statements of Income. The contribution made during the fiscal year ended June 30, 2025, was 57,947 shares with a fair market value of $4.0 million and is reflected in “Stock-based compensation activity” in the Consolidated Statements of Stockholders’ Equity.

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
CONDENSED BALANCE SHEETS

	At June 30,
(Dollars in thousands)	2025	2024
ASSETS
Cash and cash equivalents	$185,865	$109,610
Securities	68,749	78,321
Advances to non-bank subsidiaries	—	3,000
Other assets	126,611	68,321
Investment in bank subsidiaries	2,477,715	2,241,746
Investment in non-bank subsidiaries	352,630	216,164
Total assets	$3,211,570	$2,717,162
LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings, subordinated notes and debentures	$312,671	$325,679
Accounts payable and other liabilities	218,222	100,887
Total liabilities	530,893	426,566
Stockholders’ equity	2,680,677	2,290,596
Total liabilities and stockholders’ equity	$3,211,570	$2,717,162
CONDENSED STATEMENTS OF INCOME

	Fiscal Year Ended June 30,
(Dollars in thousands)	2025	2024	2023
Interest income	$7,388	$4,279	$1,656
Interest expense	14,827	15,990	15,909
Net interest (expense) income	(7,439)	(11,711)	(14,253)
Provision for loan losses	2,575	(184)	—
Net interest (expense) income, after provision for credit losses	(10,014)	(11,527)	(14,253)
Non-interest income (loss)	15,727	13,247	11,448
Non-interest expense and tax benefit (expense)[1]	56,078	31,366	15,866
Income (loss) before dividends from subsidiary and equity in undistributed income of subsidiaries	(50,365)	(29,646)	(18,671)
Dividends from bank subsidiaries	160,000	120,000	45,000
Dividends from non-bank subsidiaries	35,000	26,000	13,750
Equity in undistributed earnings of subsidiaries	288,273	333,654	267,086
Net income	$432,908	$450,008	$307,165
Comprehensive income	$435,722	$454,152	$303,488
1 Includes tax benefit/(expense) of $(10.3) million, $6.4 million, and $11.9 million for the fiscal years ended June 30, 2025, 2024, and 2023, respectively.

CONDENSED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
(Dollars in thousands)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$432,908	$450,008	$307,165
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion	24,499	9,532	12,383
Stock-based compensation expense	41,970	35,194	26,100
Equity in undistributed earnings of subsidiaries	(288,273)	(333,654)	(267,086)
Decrease (increase) in other assets	(4,235)	15,849	(3,448)
Increase (decrease) in other liabilities	111,982	(17,922)	(1,069)
Net cash provided by operating activities	318,851	159,007	74,045
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(1,001)	(20,351)	—
Purchases of loans, net of discounts or premiums	(55,664)	—	—
Proceeds from principal repayments on loans	5,051	5,000	25,000
Purchases of furniture, equipment, software and intangibles	(18,650)	(5,378)	(805)
Investment in subsidiaries	(73,320)	(23,200)	(25,825)
Net cash used in investing activities	(143,584)	(43,929)	(1,630)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax payments related to the settlement of restricted stock units	(27,640)	(16,192)	(6,144)
Repurchase of treasury stock	(58,203)	(96,286)	(48,963)
Repurchase of subordinated notes	(13,169)	(8,938)	—
Net cash provided by (used in) financing activities	(99,012)	(121,416)	(55,107)
NET CHANGE IN CASH AND CASH EQUIVALENTS	76,255	(6,338)	17,308
CASH AND CASH EQUIVALENTS—Beginning of year	109,610	115,948	98,640
CASH AND CASH EQUIVALENTS—End of year	$185,865	$109,610	$115,948

22.    SEGMENT REPORTING
The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer, who is the CODM, in deciding how to allocate resources and in assessing performance. The operating segments and segment results of the Company are determined based upon the management reporting system, which assigns balance sheet and income statement items to each of the business segments and by which segment results are evaluated by the CODM in deciding how to allocate resources and in assessing performance.
The Company evaluates performance and allocates resources based on pre-tax profit or loss from operations in conjunction with its corporate strategy. Salaries and related costs represent the significant segment expense that is regularly provided to the CODM.
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
Banking Business Segment. The Banking Business Segment includes a broad range of banking services including online banking, concierge banking, and mortgage, vehicle and unsecured lending through online, low-cost distribution channels to serve the needs of consumers and small businesses nationally, and includes both loans held for investment and held for sale as well as originated and purchased loans. In addition, the Banking Business Segment focuses on providing deposit products nationwide to industry verticals (e.g., Title and Escrow), treasury management products to a variety of businesses, and commercial & industrial and commercial real estate lending to clients. The Banking Business Segment includes a bankruptcy trustee and fiduciary service that provides specialized software and consulting services to Chapter 7 bankruptcy and non-

Chapter 7 trustees and fiduciaries. In addition, the assets and activities related to three lending-related entities and certain other lending activities are included in the Banking Business Segment.
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

	For the Fiscal Year Ended June 30, 2025
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$1,114,173	$28,431	$(14,832)	$1,127,772
Provision for credit losses	55,745	—	—	55,745
Non-interest income	46,430	119,138	(34,502)	131,066
Salaries and related costs	207,911	59,439	30,605	297,955
Other segment items[1]	265,634	55,188	(29,079)	291,743
Total non-interest expense	473,545	114,627	1,526	589,698
Income before taxes	$631,313	$32,942	$(50,860)	$613,395

	For the Fiscal Year Ended June 30, 2024
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$950,832	$26,207	$(15,610)	$961,429
Provision for credit losses	32,500	—	—	32,500
Non-interest income	139,071	129,020	(45,431)	222,660
Salaries and related costs	177,065	55,954	17,854	250,873
Other segment items[1]	241,630	59,137	(35,532)	265,235
Total non-interest expense	418,695	115,091	(17,678)	516,108
Income before taxes	$638,708	$40,136	$(43,363)	$635,481

	For the Fiscal Year Ended June 30, 2023
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$776,294	$21,042	$(14,215)	$783,121
Provision for credit losses	24,250	—	—	24,250
Non-interest income	42,260	141,107	(62,879)	120,488
Salaries and related costs	144,864	47,566	11,841	204,271
Other segment items[1]	246,547	55,006	(58,209)	243,344
Total non-interest expense	391,411	102,572	(46,368)	447,615
Income before taxes	$402,893	$59,577	$(30,726)	$431,744
[1] Other segment items includes the non-interest expenses other than salaries and related costs as presented in the Consolidated Statements of Income.

	As of June 30, 2025
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$59,953	$1,999	$97,673
Total Assets	$23,988,748	$751,820	$42,510	$24,783,078

	As of June 30, 2024
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$59,953	$1,999	$97,673
Total Assets	$22,165,627	$649,254	$40,453	$22,855,334