Form 10-Q
period 2025-09-30
Axos Financial, Inc.
filed 2025-10-30
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock on the last practicable date: 56,644,002 shares of common stock, $0.01 par value per share, as of October 17, 2025.

AXOS FINANCIAL, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except par value)	September 30, 2025	June 30, 2025
ASSETS
Cash and cash equivalents	$2,560,692	$1,933,845
Restricted cash	324,903	242,509
Total cash, cash equivalents and restricted cash	2,885,595	2,176,354
Trading securities	533	649
Available-for-sale securities	57,798	66,008
Stock of regulatory agencies	35,299	35,163
Loans held for sale, carried at fair value	12,202	10,012
Loans—net of allowance for credit losses of $307,431 as of September 30, 2025 and $290,049 as of June 30, 2025	22,635,137	21,049,610
Servicing rights, carried at fair value	26,243	27,218
Securities borrowed	182,518	139,396
Customer, broker-dealer and clearing receivables	263,095	252,720
Goodwill and other intangible assets—net	205,747	134,502
Other assets	1,127,650	891,446
TOTAL ASSETS	$27,431,817	$24,783,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$3,387,318	$3,040,696
Interest bearing	18,877,435	17,788,847
Total deposits	22,264,753	20,829,543
Advances from the Federal Home Loan Bank	60,000	60,000
Secured financings	782,423	—
Borrowings, subordinated notes and debentures	510,064	312,671
Securities loaned	204,620	139,426
Customer, broker-dealer and clearing payables	385,821	350,606
Accounts payable and other liabilities	431,015	410,155
Total liabilities	24,638,696	22,102,401
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock—$0.01 par value; 150,000,000 shares authorized; 71,356,152 shares issued and 56,643,547 shares outstanding as of September 30, 2025; 71,101,642 shares issued and 56,483,617 shares outstanding as of June 30, 2025	714	711
Additional paid-in capital	557,740	548,895
Accumulated other comprehensive income (loss)—net of income tax	64	348
Retained earnings	2,730,877	2,618,525
Treasury stock, at cost; 14,712,605 shares as of September 30, 2025 and 14,618,025 shares as of June 30, 2025	(496,274)	(487,802)
Total stockholders’ equity	2,793,121	2,680,677
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,431,817	$24,783,078

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands, except earnings per common share)	2025	2024
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$429,575	$438,229
Securities borrowed and customer receivables	6,777	6,271
Investments and other	29,384	39,762
Total interest and dividend income	465,736	484,262
INTEREST EXPENSE:
Deposits	169,364	187,269
Advances from the Federal Home Loan Bank	313	529
Securities loaned	285	540
Other borrowings	4,724	3,876
Total interest expense	174,686	192,214
Net interest income	291,050	292,048
Provision for credit losses	17,255	14,000
Net interest income, after provision for credit losses	273,795	278,048
NON-INTEREST INCOME:
Broker-dealer fee income	10,948	11,060
Advisory fee income	8,525	7,945
Banking and service fees	10,820	8,613
Mortgage banking and servicing rights income	1,395	450
Prepayment penalty fee income	652	541
Total non-interest income	32,340	28,609
NON-INTEREST EXPENSE:
Salaries and related costs	76,605	74,293
Data and operational processing	22,057	18,985
Depreciation and amortization	8,341	7,450
Advertising and promotional	12,207	14,253
Professional services	13,333	9,895
Occupancy and equipment	4,620	4,318
FDIC and regulatory fees	5,619	5,956
Broker-dealer clearing charges	4,203	4,307
General and administrative expense	9,261	8,008
Total non-interest expense	156,246	147,465
INCOME BEFORE INCOME TAXES	149,889	159,192
INCOME TAXES	37,537	46,852
NET INCOME	$112,352	$112,340
Basic earnings per common share	$1.99	$1.97
Diluted earnings per common share	$1.94	$1.93

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands)	2025	2024
NET INCOME	$112,352	$112,340
Net unrealized gain (loss) from available-for-sale securities, net of income tax	254	1,319
Net unrealized gain (loss) on cash flow hedges, net of income tax	(538)	382
Other comprehensive income (loss)	(284)	1,701
COMPREHENSIVE INCOME	$112,068	$114,041

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended September 30, 2025
	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Retained Earnings	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2025	71,101,642	(14,618,025)	56,483,617	$711	$548,895	$348	$2,618,525	$(487,802)	$2,680,677
Net income	—	—	—	—	—	—	112,352	—	112,352
Other comprehensive income (loss)	—	—	—	—	—	(284)	—	—	(284)
Stock-based compensation activity	254,510	(94,580)	159,930	3	8,845	—	—	(8,472)	376
BALANCE—September 30, 2025	71,356,152	(14,712,605)	56,643,547	$714	$557,740	$64	$2,730,877	$(496,274)	$2,793,121

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

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	September 30,
(Dollars in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$112,352	$112,340
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,341	7,450
Other accretion and amortization	(21,699)	(37,358)
Stock-based compensation expense	10,826	10,239
Trading activity	116	(241)
Provision for credit losses	17,255	14,000
Deferred income taxes	38,919	464
Origination of loans held for sale	(47,122)	(69,570)
Unrealized and realized gains on loans held for sale	(783)	(2,881)
Proceeds from sale of loans held for sale	44,922	74,532
Change in the fair value of servicing rights	1,207	1,765
Gain on repurchase of subordinated notes	—	(604)
Net change in assets and liabilities which provide (use) cash:
Securities borrowed	(43,122)	(17,114)
Customer, broker-dealer and clearing receivables	(10,375)	(22,746)
Other assets	(52,699)	4,243
Securities loaned	65,194	21,706
Customer, broker-dealer and clearing payables	35,215	14,858
Accounts payable and other liabilities	(40,114)	(40,295)
Net cash provided by operating activities	118,433	70,788
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	—	(16,000)
Proceeds from sale and repayment of available-for-sale securities	8,569	21,564
Purchase of stock of regulatory agencies	—	(12,446)
Net change in loans held for investment	(637,164)	(48,333)
Proceeds from sale of loans originally classified as held for investment	82,304	27,800
Proceeds from sale of other real estate owned and repossessed assets	260	2,202
Acquisition of business, net of cash acquired	(474,448)	—
Purchases of furniture, equipment, software and intangibles	(9,149)	(17,770)
Purchases of other investments	(3,826)	(2,558)
Distributions received from other investments	75	—
Net cash used in investing activities	(1,033,379)	(45,541)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	1,435,210	614,112
Payments related to settlement of restricted stock units	(8,473)	(9,476)
Repurchase of subordinated notes	—	(11,803)
Payment of debt issuance costs	(2,550)	—
Proceeds from issuance of subordinated notes	200,000	—
Net cash provided by financing activities	1,624,187	592,833
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	709,241	618,080
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of year	$2,176,354	$2,185,776
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$2,885,595	$2,803,856
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on interest-bearing liabilities	173,499	192,306
Income taxes paid	79,736	40,158
Transfers to other real estate and repossessed vehicles from loans held for investment	493	585
Transfers from loans held for investment to loans held for sale	82,279	28,140
Transfers from loans held for sale to loans held for investment	537	—
Operating lease liabilities from obtaining right of use assets	—	212
Non-cash Contingent Consideration	30,810	—
See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2025 AND 2024
(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements include the accounts of Axos Financial, Inc. and its wholly owned subsidiaries (“Axos” or the “Company”). Axos Bank (the “Bank”), its wholly owned subsidiaries, the activities of three lending-related trust entities and certain other lending activity constitute the Banking Business Segment, and Axos Securities, LLC and its wholly owned subsidiaries constitute the Securities Business Segment. All significant intercompany balances and transactions have been eliminated in consolidation. The Notes to the Condensed Consolidated Financial Statements are an integral part of the Company’s financial statements. On December 7, 2023, the Company acquired from the Federal Deposit Insurance Corporation (“FDIC”) two loan portfolios with an aggregate unpaid principal balance of $1.3 billion at a 37% discount to par. For additional information on the “FDIC Loan Purchase,” see Note 2—“Acquisitions” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (“2025 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).
The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three months ended September 30, 2025 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or not repeated herein pursuant to the rules and regulations of the SEC with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2025 included in the 2025 Form 10-K.
Significant Accounting Policies
For further information regarding the Company’s significant accounting policies, see Note 1—“Organizations and Summary of Significant Accounting Policies” in the 2025 Form 10-K. During the three months ended September 30, 2025, there were no significant updates to the Company’s significant accounting policies, other than as noted below and the adoption of the accounting standards noted herein.
New Accounting Standards
Recently Adopted Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, which requires further granularity on the disclosure of income taxes, including:
•Certain prescribed line items in the income tax rate reconciliation presented both in dollar and percentage terms;
•Income taxes paid, income before income taxes and income taxes disaggregated by federal, state and foreign taxes; and
•Further disaggregation of income taxes paid by any individual jurisdiction equal to or exceeding five percent of total income taxes paid.
The Company adopted this standard as of July 1, 2025 and the required annual-only disclosures will be provided in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026. There was no impact on the Company’s financial condition or results of operations upon adoption.

Accounting Standards Issued But Not Yet Adopted
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
In September 2025, the FASB issued ASU 2025‑06, which amends certain aspects of the accounting for and disclosure of internal-use software costs. Among other things, the standard requires capitalization only after management authorizes and commits to funding a project and it is probable the project will be completed and used as intended. The standard is effective for all entities for annual reporting periods beginning after December 15, 2027, and for interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating how it plans to adopt this accounting standard from the three available adoption alternatives provided in the ASU.

2.     ACQUISITIONS

Verdant Commercial Capital, LLC. On September 30, 2025, the Company completed the acquisition of 100% of the membership interests in Verdant Commercial Capital, LLC (“Verdant”) in an all-cash transaction, which increases the Company’s scale and enhances the Company’s existing equipment leasing business.
The following table presents the purchase price for the acquisition of Verdant as of September 30, 2025:

(Dollars in thousands)
Adjusted Verdant book value[1]	$39,301
Purchase price premium paid by Axos	3,930
PURCHASE PRICE	$43,231
1 Represents August 31, 2025 Verdant book value adjusted for certain items, including provision for credit losses and debt prepayment fees, according to the terms of the acquisition agreement.
In the transaction the Company acquired approximately $1.2 billion of loans and leases, including direct financing leases and equipment under operating lease arrangements. Total consideration for the transaction was approximately $571.8 million, comprising $500.0 million to settle certain debt of Verdant, cash of $41.0 million, and potential performance-based cash consideration (“Contingent Consideration”), which was determined to have a fair value of $30.8 million as of September 30, 2025. This Contingent Consideration can be earned over a four-year period commencing with the date of acquisition, and the potential payment of which ranges from zero to $50.0 million based on the return on equity of Verdant. This Contingent Consideration is included in “Accounts payable and other liabilities” in the Consolidated Balance Sheet. For additional information related to the Contingent Consideration, see Note 3—“Fair Value.”
Upon acquisition, the assets and liabilities of Verdant were adjusted to their respective fair values (with the exception of purchased credit deteriorated (“PCD”) assets, as further discussed below) as of the closing date of the transaction, including the identifiable intangible assets acquired. Goodwill has been recorded representing the excess of the purchase price over the fair value of the net assets acquired and is expected to be fully tax-deductible. The goodwill recognized is the result of expected synergies and operational efficiencies, among other factors, and has been assigned to the Banking Business Segment. The Company’s accounting for the acquisition has not been finalized as the Company continues to evaluate the post-closing adjustment amount, which is expected to have an insignificant effect on the value of the goodwill recognized as of September 30, 2025. The allocation will be updated, if necessary, through the measurement period, which ends no later than one year from the acquisition date.
The following table provides the Verdant preliminary purchase consideration allocation as of the date of acquisition:

(Dollars in thousands)	September 30, 2025
ASSETS:
Cash and cash equivalents	$31,635
Restricted cash	34,924
Loans—net of allowance for credit losses of $7,795	1,020,322
Other assets[1]	223,842
Goodwill and other intangible assets—net	72,767
TOTAL ASSETS	$1,383,490
LIABILITIES:
Secured financings	$782,423
Accounts payable and other liabilities	29,250
TOTAL LIABILITIES	$811,673
TOTAL CONSIDERATION (Including $500.0 million to settle certain debt of Verdant and $30.8 million of Contingent Consideration)	$571,817
Amount paid to settle certain debt of Verdant, excluding $2.2 million of transaction costs included in the purchase price	(497,776)
Contingent Consideration	(30,810)
PURCHASE PRICE	$43,231
1 Includes $212.6 million of equipment under operating lease arrangements.

The fair value estimates used in valuing certain acquired assets and liabilities are based, in part, on inputs that are unobservable. For loans, these include, but are not limited to, forecasted future cash flows and discount rates and for equipment under operating lease arrangements, cost and market valuation approaches were utilized.
The following table details the intangible assets acquired in the acquisition:

(Dollars in thousands)	September 30, 2025	Weighted-Average Life (Years)
Vendor relationships	$11,200	13.6
Trade name	2,600	5.0
Developed technologies	5,100	3.0
Total intangible assets acquired	$18,900	9.6

The following valuation approaches were utilized to estimate the acquisition-date fair value for the intangible assets acquired:
•Vendor relationships: Fair value was estimated with an income approach using a multi-period excess earnings method which discounts expected future cash flows, taking into account historic customer attrition rates and contributory asset charges, among other factors.
•Trade name: Fair value was estimated with an income approach using a relief-from-royalty method which considers the hypothetical royalty rate the Company would have paid if it did not own the trade name, taking into account discounted expected future cash flows, market royalty rates and expected useful life, among other factors.
•Developed technologies: Fair value was estimated with a cost approach using a replacement cost methodology, taking into account replacement costs, among other factors.
The following table summarizes the PCD loans and leases acquired in the acquisition:

(Dollars in thousands)	September 30, 2025
Unpaid principal balance	$211,002
Non-credit discount	(342)
Allowance for credit losses at acquisition	(7,795)
Purchase price allocated to PCD assets	$202,865
Verdant’s results are included in the Company’s consolidated results from September 30, 2025. Verdant net revenue included in Company’s Condensed Consolidated Statement of Income for the three months ended September 30, 2025 was not significant and Verdant incurred a net loss of $5.8 million for the three months ended September 30, 2025, reflecting the post-acquisition provision for credit losses on the loans and leases acquired.
The following table shows the Company and Verdant proforma combined net interest income, non-interest income and net income. The proforma financial information presented in the table below was computed by combining the historical financial information of the Company and Verdant along with the effects of the acquisition method of accounting for business combinations as though the Company acquired Verdant on July 1, 2024. Also included in the proforma financial information are certain adjustments, including $1.3 million of acquisition-related costs, as well as adjustments related to amortization expense of the intangible assets acquired in the Verdant acquisition and the elimination of the amortization expense of Verdant’s intangible assets prior to its acquisition by the Company. The proforma information does not reflect the potential benefits of cost and funding synergies, opportunities to earn additional revenues or other factors and therefore does not represent what the actual net revenues and net income would have been had the Company actually acquired Verdant as of this date.

	Three Months Ended
(Dollars in thousands)	September 30, 2025	September 30, 2024
Net interest income	297,473	295,460
Non-interest income	35,340	31,365
Net income	104,433	106,718

3.     FAIR VALUE
The following tables set forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2025 and June 30, 2025. Assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement:

	September 30, 2025
(Dollars in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Trading securities	$533	$—	$533
Available-for-sale securities:
Agency MBS	46,606	—	46,606
Non-Agency MBS	—	11,192	11,192
Municipal	—	—	—
Total—Available-for-sale securities:	$46,606	$11,192	$57,798
Loans held for sale	$12,202	$—	$12,202
Servicing rights	$—	$26,243	$26,243
Other assets—Derivative instruments[1]	$17,892	$—	$17,892
LIABILITIES:
Accounts payable and other liabilities—Derivative instruments	$64,619	$—	$64,619
Accounts payable and other liabilities—Contingent Consideration	$—	$30,810	$30,810

	June 30, 2025
(Dollars in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Trading securities	$649	$—	$649
Available-for-sale securities:
Agency MBS	46,757	—	46,757
Non-Agency MBS	—	15,569	15,569
Municipal	3,682	—	3,682
Total—Available-for-sale securities:	$50,439	$15,569	$66,008
Loans held for sale	$10,012	$—	$10,012
Servicing rights	$—	$27,218	$27,218
Other assets—Derivative instruments[1]	$17,734	$—	$17,734
LIABILITIES:
Accounts payable and other liabilities—Derivative instruments	$68,498	$—	$68,498
[1] Other assets - Derivative instruments are presented net of $50.8 million and $55.4 million of variation margin on centrally-cleared derivatives as of September 30, 2025 and June 30, 2025, respectively.

The following section describes the valuation methodologies used by the Company to measure various financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified. For additional information on the other valuation methodologies used by the Company, see Note 3—“Fair Value” in the 2025 Form 10-K.
Contingent Consideration. The fair value of the Contingent Consideration liability is determined using a Nelson-Siegel stochastic simulation, which models various scenarios based on business forecasts, including monthly asset growth of the Verdant business and other inputs in accordance with the terms of the agreement. The resulting simulated cash flows are then discounted to present value and averaged to determine fair value.

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	September 30, 2025
(Dollars in thousands)	Available-for-sale Securities: Non-Agency MBS	Servicing Rights[1]	Accounts payable and other liabilities—Contingent Consideration	Total
Opening balance	$15,569	$27,218	$—	$42,787
Total gains or losses for the period:
Included in earnings—Mortgage banking and servicing rights income	—	(1,189)	—	(1,189)
Included in other comprehensive income	116	—	—	116
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	—	214	30,810	31,024
Settlements	(4,493)	—	—	(4,493)
Closing balance	$11,192	$26,243	$30,810	$68,245

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(1,189)	$—	$(1,189)

1 Earnings from servicing rights were attributable to: time and payoffs, representing a decrease in servicing rights value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period of $0.4 million for the three months ended September 30, 2025, and a decrease in servicing rights value resulting from market-driven changes in interest rates of $0.8 million for the three months ended September 30, 2025. Additions to servicing rights were related to purchases and servicing rights retained upon sale of loans held for sale.

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

The table below summarizes the quantitative information about Level 3 fair value measurements:

	September 30, 2025
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Available-for-sale securities: Non-Agency MBS	$11,192	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over SOFR Swaps, Credit Enhancement	2.5 to 30.0% (20.1%) 1.5 to 9.9% (6.1%) 35.0 to 68.9% (46.6%) 2.5 to 4.3% (2.8%) 0.0 to 65.6% (41.8%)
Servicing Rights	$26,243	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	5.2 to 28.7% (10.3%) 2.2 to 12.7 (8.9) 9.5 to 11.2% (9.8%)
Accounts payable and other liabilities—Contingent Consideration	$30,810	Nelson-Siegal Stochastic Model	Monthly Asset Growth, Credit Spread	(7.4)% to 14.5% (3.6%) 2.9% to 2.9% (2.9%)

	June 30, 2025
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Available-for-sale securities: Non-Agency MBS	$15,569	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over SOFR Swaps, Credit Enhancement	2.5 to 30.0% (22.4%) 1.5 to 11.9% (8.7%) 35.0 to 68.9% (43.4%) 2.5 to 4.1% (2.7%) 0.0 to 99.0% (22.8%)
Servicing Rights	$27,218	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	5.2 to 26.6% (9.7%) 2.5 to 12.8 (9.3) 9.5 to 11.2% (9.8%)
1 The weighted average for Available-for-sale securities: Non-agency MBS is based on the relative fair value of the securities, for Servicing Rights is based on the relative unpaid principal of the loans being serviced and for Accounts payable and other liabilities—Contingent Consideration.is based on annual projected consideration.
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
For the Contingent Consideration, a significant increase (decrease) in the asset growth in isolation would result in a significantly higher (lower) fair value measurement, and a significant increase (decrease) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement.
The aggregate fair value of loans held for sale, carried at fair value, the contractual balance (including accrued interest), and the unrealized gain were:

(Dollars in thousands)	September 30, 2025	June 30, 2025
Aggregate fair value	$12,202	$10,012
Contractual balance	11,931	9,870
Unrealized gain	$271	$142

The total interest income and amount of gains and losses from changes in fair value included in earnings for loans held for sale, carried at fair value, were:

	For the Three Months Ended September 30,
(Dollars in thousands)	2025	2024
Interest income	$181	$288
Change in fair value	540	17
Total	$721	$305
Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments at September 30, 2025 and June 30, 2025 were:

	September 30, 2025
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	$2,885,595	$2,885,595	$—	$—	$2,885,595
Trading securities	533	—	533	—	533
Available-for-sale securities	57,798	—	46,606	11,192	57,798
Stock of regulatory agencies	35,299	—	35,299	—	35,299
Loans held for sale, at fair value	12,202	—	12,202	—	12,202
Loans held for investment—net	22,635,137	—	—	22,879,586	22,879,586
Securities borrowed	182,518	—	—	180,783	180,783
Customer, broker-dealer and clearing receivables	263,095	—	—	261,446	261,446
Servicing rights	26,243	—	—	26,243	26,243
Other assets - derivative instruments[1]	17,892	—	17,892	—	17,892
Financial liabilities:
Total deposits	22,264,753	—	21,943,152	—	21,943,152
Advances from the Federal Home Loan Bank	60,000	—	57,203	—	57,203
Secured financings	782,423	—	782,423	—	782,423
Borrowings, subordinated notes and debentures	510,064	—	490,626	—	490,626
Securities loaned	204,620	—	—	203,553	203,553
Customer, broker-dealer and clearing payables	385,821	—	—	385,821	385,821
Accounts payable and other liabilities - derivative instruments	64,619	—	64,619	—	64,619
Accounts payable and other liabilities—Contingent Consideration	30,810	—	—	30,810	30,810

	June 30, 2025
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	$2,176,354	$2,176,354	$—	$—	$2,176,354
Trading securities	649	—	649	—	649
Available-for-sale securities	66,008	—	50,439	15,569	66,008
Stock of regulatory agencies	35,163	—	35,163	—	35,163
Loans held for sale, at fair value	10,012	—	10,012	—	10,012
Loans held for investment—net	21,049,610	—	—	21,288,921	21,288,921
Securities borrowed	139,396	—	—	138,103	138,103
Customer, broker-dealer and clearing receivables	252,720	—	—	251,126	251,126
Servicing rights	27,218	—	—	27,218	27,218
Other assets - derivative instruments[1]	17,734	—	17,734	—	17,734
Financial liabilities:
Total deposits	20,829,543	—	20,642,953	—	20,642,953
Advances from the Federal Home Loan Bank	60,000	—	56,934	—	56,934
Borrowings, subordinated notes and debentures	312,671	—	285,282	—	285,282
Securities loaned	139,426	—	—	138,698	138,698
Customer, broker-dealer and clearing payables	350,606	—	—	350,606	350,606
Accounts payable and other liabilities - derivative instruments	68,498	—	68,498	—	68,498
1 Other assets - derivative assets are presented net of $50.8 million and $55.4 million of variation margin on centrally-cleared derivatives as of September 30, 2025 and June 30, 2025, respectively.
The carrying amount represents the estimated fair value for cash, cash equivalents and restricted cash, stock of regulatory agencies, interest-bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans, deposits, borrowings or subordinated debt and for variable rate loans, deposits, borrowings or subordinated debt with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. A discussion of the methods of valuing trading securities, available-for-sale securities, loans held for sale and derivatives can be found in Note 3—“Fair Value” in the 2025 Form 10-K. The fair value of off-balance sheet items is not considered material.
4.         AVAILABLE-FOR-SALE SECURITIES
The amortized cost and fair value of available-for-sale securities were:

	September 30, 2025
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
Agency[1]	$47,845	$389	$(1,628)	$46,606
Non-agency[2]	9,901	1,330	(39)	11,192
Total mortgage-backed securities	57,746	1,719	(1,667)	57,798
Total available-for-sale securities	$57,746	$1,719	$(1,667)	$57,798

	June 30, 2025
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
Agency[1]	$48,229	$327	$(1,799)	$46,757
Non-agency[2]	14,395	1,232	(58)	15,569
Total mortgage-backed securities	62,624	1,559	(1,857)	62,326
Municipal	3,682	—	—	3,682
Total available-for-sale securities	$66,306	$1,559	$(1,857)	$66,008
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

The Company evaluates available-for-sale securities in an unrealized loss position based on an analysis of a number of factors, including, but not limited to: (1) the credit characteristics of the securities, such as the forecasted cash flows, credit ratings, credit enhancement, and government agency or government-sponsored enterprise backing, as applicable; and (2) whether the Company intends to sell or will be required to sell any of the securities before recovering the amortized cost basis. Based on its analysis, the Company determined the unrealized losses on available-for-sale securities are primarily driven by the increase in interest rates since the securities were purchased, and accordingly no credit losses were recognized on available-for-sale securities in the three months ended September 30, 2025 and September 30, 2024. There was no amount in the allowance for credit losses for available-for-sale securities at September 30, 2025 and June 30, 2025.
The face amounts of available-for-sale securities pledged to secure borrowings were $0.6 million and $0.6 million as of September 30, 2025 and June 30, 2025.

There were no sales of available-for-sale securities during the three months ended September 30, 2025.
Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were:

	September 30, 2025
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
Agency	$106	$(1)	$16,034	$(1,627)	$16,140	$(1,628)
Non-agency	2,099	(21)	199	(18)	2,298	(39)
Total MBS	2,205	(22)	16,233	(1,645)	18,438	(1,667)
Total available-for-sale securities	$2,205	$(22)	$16,233	$(1,645)	$18,438	$(1,667)

	June 30, 2025
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
Agency	$108	$—	$16,212	$(1,799)	$16,320	$(1,799)
Non-agency	2,138	(43)	10,695	(15)	12,833	(58)
Total MBS	2,246	(43)	26,907	(1,814)	29,153	(1,857)
Total available-for-sale securities	$2,246	$(43)	$26,907	$(1,814)	$29,153	$(1,857)
The following table sets forth the expected maturity distribution of our mortgage-backed securities, which is based on assumed prepayment rates, and the maturity distribution of our non-MBS, which is based on the contractual maturity:

	As of September 30, 2025
(Dollars in thousands)	Total Amount	Due Within One Year	Due after One but within Five Years	Due after Five but within Ten Years	Due After Ten Years
MBS:
Agency	$47,845	$11,999	$29,382	$4,746	$1,718
Non-Agency	$9,901	$6,698	$1,470	$1,115	$618
Total MBS	$57,746	$18,697	$30,852	$5,861	$2,336
Available-for-sale—Amortized cost	$57,746	$18,697	$30,852	$5,861	$2,336
Available-for-sale—Fair value	$57,798	$18,655	$30,681	$6,017	$2,445

5.    LOANS & ALLOWANCE FOR CREDIT LOSSES
The Company categorizes the loan portfolio into five segments: Single Family - Mortgage & Warehouse, Multifamily and Commercial Mortgage, Commercial Real Estate, Commercial & Industrial - Non Real Estate (“Non-RE”) and Auto & Consumer. For further detail of the segments of the Company’s loan portfolio, see Note 1—“Organizations and Summary of Significant Accounting Policies” in the 2025 Form 10-K. The Company acquired approximately $1.0 billion of loans and leases, including $211.0 million of PCD assets, as part of the Verdant acquisition, which was completed on September 30, 2025. The loans and leases acquired in the Verdant acquisition are included in the commercial & industrial - Non-RE portfolio. For additional information on the Verdant acquisition, see Note 2, “Acquisitions.”
The following table sets forth the composition of the loan portfolio:

(Dollars in thousands)	September 30, 2025	June 30, 2025
Single Family - Mortgage & Warehouse	$4,540,889	$4,395,278
Multifamily and Commercial Mortgage	2,793,762	2,940,739
Commercial Real Estate	7,295,572	6,937,187
Commercial & Industrial - Non-RE	7,980,981	6,795,497
Auto & Consumer	531,044	482,996
Total gross loans	23,142,248	21,551,697
Allowance for credit losses - loans	(307,431)	(290,049)
Unaccreted premiums (discounts) and loan fees	(199,680)	(212,038)
Total net loans	$22,635,137	$21,049,610

Accrued interest receivable on loans held for investments totaled $120.8 million and $109.6 million as of September 30, 2025 and June 30, 2025, respectively.
At September 30, 2025 and June 30, 2025, the Company pledged certain loans totaling $4,112.0 million and $4,284.7 million, respectively, to the FHLB and $8,320.3 million and $8,227.7 million, respectively, to the Federal Reserve Bank of San Francisco (“FRBSF”).
The following table presents loan-to-value (“LTV”) for the Company’s real estate loans outstanding as of September 30, 2025:

	Total Real Estate Loans	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate
Weighted-Average LTV	48%	57%	49%	43%
Median LTV	51%	53%	47%	43%
The following table presents the components of the provision for credit losses:

	For September 30,
(Dollars in thousands)	2025	2024
Provision for credit losses - loans	$15,255	$11,500
Provision for credit losses - unfunded lending commitments	2,000	2,500
Total provision for credit losses	$17,255	$14,000

The following tables summarize activity in the allowance for credit losses - loans by portfolio segment:

	For the Three Months Ended September 30, 2025
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Balance at July 1, 2025	$12,109	$26,238	$113,804	$121,641	$16,257	$290,049
Allowance for credit losses at acquisition of PCD loans	—	—	—	7,795	—	7,795
Provision (benefit) for credit losses - loans	(1,571)	(1,037)	6,549	8,856	2,458	15,255
Charge-offs	(395)	(3,918)	(4)	(255)	(1,786)	(6,358)
Recoveries	28	—	—	—	662	690
Balance at September 30, 2025	$10,171	$21,283	$120,349	$138,037	$17,591	$307,431

	For the Three Months Ended September 30, 2024
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Balance at July 1, 2024	$16,943	$70,771	$87,780	$76,032	$9,016	$260,542
Provision (benefit) for credit losses - loans	464	(1,806)	7,252	3,555	2,035	11,500
Charge-offs	—	(3,357)	—	(3,032)	(2,849)	(9,238)
Recoveries	46	—	—	—	1,004	1,050
Balance at September 30, 2024	$17,453	$65,608	$95,032	$76,555	$9,206	$263,854

For the three months ended September 30, 2025, the allowance for credit losses for loans increased as a result of PCD assets acquired in the Verdant acquisition and the provision for credit losses, partially offset by net charge-offs. The provision for credit losses was primarily driven by the post-acquisition provision for credit losses on the loans and leases acquired in the Verdant acquisition, as well as loan growth and the impact of macroeconomic variables used in the allowance for credit losses model, primarily the U.S. unemployment rate, consumer price and housing price indices, as well as the five-year U.S. Treasury rate.
Loan products within each portfolio contain varying collateral types which impact the estimate of the loss given default utilized in the calculation of the allowance for credit losses for loans. For further discussion of the model method of estimating expected lifetime credit losses, see Note 1—“Organizations and Summary of Significant Accounting Policies” in the 2025 Form 10-K.
The following tables present a summary of the activity in the allowance for credit losses for off-balance sheet lending commitments:

	Three Months Ended September 30,
(Dollars in thousands)	2025	2024
Balance at July 1,	$10,891	$10,223
Provision (benefit) for credit losses - unfunded lending commitments	2,000	2,500
Balance at September 30,	$12,891	$12,723

The increase in the allowance for off-balance sheet lending commitments for the three months ended September 30, 2025, was primarily driven by unfunded lending commitment growth, primarily in the commercial real estate and commercial & industrial - non-RE portfolios.

Credit Quality Disclosures. The following tables provide the composition of loans that are performing and nonaccrual by portfolio segment:

	September 30, 2025
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Performing	$4,473,002	$2,777,715	$7,273,789	$7,918,445	$528,887	$22,971,838
Nonaccrual	67,887	16,047	21,783	62,536	2,157	170,410
Total	$4,540,889	$2,793,762	$7,295,572	$7,980,981	$531,044	$23,142,248
Nonaccrual loans to total loans						0.74%

	June 30, 2025
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Performing	$4,351,082	$2,907,702	$6,907,964	$6,733,693	$480,870	$21,381,311
Nonaccrual	44,196	33,037	29,223	61,804	2,126	170,386
Total	$4,395,278	$2,940,739	$6,937,187	$6,795,497	$482,996	$21,551,697
Nonaccrual loans to total loans						0.79%
There were no nonaccrual loans without an allowance for credit losses as of September 30, 2025 and June 30, 2025. There was no interest income recognized on nonaccrual loans in the three months ended September 30, 2025 and 2024. Loans reaching 90 days past due are generally placed on nonaccrual status and risk rated as substandard or doubtful. Loans not yet reaching 90 days past due may be placed on nonaccrual status based on management’s assessment of the aging of contractual principal amounts due, among other factors.
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

	September 30, 2025
	Loans Held for Investment by Fiscal Year of Origination						Revolving Loans	Total
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior
Single Family-Mortgage & Warehouse
Pass	$197,266	$652,424	$233,972	$426,758	$1,033,680	$1,108,076	$787,877	$4,440,053
Special Mention	—	—	1,080	—	10,689	19,087	—	30,856
Substandard	—	—	—	4,503	11,379	54,098	—	69,980
Doubtful	—	—	—	—	—	—	—	—
Total	197,266	652,424	235,052	431,261	1,055,748	1,181,261	787,877	4,540,889
Year-to-date gross charge-offs	—	—	—	—	48	347	—	395
Multifamily and Commercial Mortgage
Pass	28,237	75,585	21,577	631,556	801,448	1,191,542		2,749,945
Special Mention	—	—	—	3,400	—	1,547	—	4,947
Substandard	—	—	—	8,530	17,007	13,333	—	38,870
Doubtful	—	—	—	—	—	—	—	—
Total	28,237	75,585	21,577	643,486	818,455	1,206,422	—	2,793,762
Year-to-date gross charge-offs	—	—	—	—	—	3,918	—	3,918
Commercial Real Estate
Pass	512,926	3,112,458	1,372,529	689,214	409,209	181,498	981,352	7,259,186
Special Mention	—	—	—	—	—	—		—
Substandard	—	—	—	7,060	—	14,721	14,605	36,386
Doubtful	—	—	—	—	—	—	—	—
Total	512,926	3,112,458	1,372,529	696,274	409,209	196,219	995,957	7,295,572
Year-to-date gross charge-offs	—	—	—	—	4	—	—	4
Commercial & Industrial - Non-RE
Pass	710,648	1,505,243	1,000,419	363,791	142,039	76,615	3,804,326	7,603,081
Special Mention	256	13,606	59,132	4,026	1,537	71	—	78,628
Substandard	81	15,849	79,036	11,936	154,289	6,185	21,284	288,660
Doubtful	—	599	4	3	10,000	6	—	10,612
Total	710,985	1,535,297	1,138,591	379,756	307,865	82,877	3,825,610	7,980,981
Year-to-date gross charge-offs	—	—	—	—	—	255	—	255
Auto & Consumer
Pass	97,082	201,753	44,395	60,552	94,988	29,414	—	528,184
Special Mention	—	290	—	332	163	53	—	838
Substandard	—	316	16	291	684	715	—	2,022
Doubtful	—	—	—	—	—	—	—	—
Total	97,082	202,359	44,411	61,175	95,835	30,182	—	531,044
Year-to-date gross charge-offs	—	474	153	450	649	60	—	1,786
Total
Pass	1,546,159	5,547,463	2,672,892	2,171,871	2,481,364	2,587,145	5,573,555	22,580,449
Special Mention	256	13,896	60,212	7,758	12,389	20,758	—	115,269
Substandard	81	16,165	79,052	32,320	183,359	89,052	35,889	435,918
Doubtful	—	599	4	3	10,000	6	—	10,612
Total	$1,546,496	$5,578,123	$2,812,160	$2,211,952	$2,687,112	$2,696,961	$5,609,444	$23,142,248
As a % of total gross loans	6.7%	24.1%	12.2%	9.6%	11.6%	11.7%	24.2%	100%
Year-to-date gross charge-offs	$—	$474	$153	$450	$701	$4,580	$—	$6,358

	June 30, 2025
	Loans Held for Investment by Fiscal Year of Origination						Revolving Loans	Total
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior
Single Family-Mortgage & Warehouse
Pass	$750,357	$269,165	$451,330	$1,067,144	$434,352	$715,620	$599,406	$4,287,374
Special Mention	2,129	1,080	5,362	3,140	5,254	26,604	9,967	53,536
Substandard	—	—	—	7,255	6,720	40,393	—	54,368
Doubtful	—	—	—	—	—	—	—	—
Total	752,486	270,245	456,692	1,077,539	446,326	782,617	609,373	4,395,278
Year-to-date gross charge-offs	—	340	—	400	—	2,296	—	3,036
Multifamily and Commercial Mortgage
Pass	75,755	22,435	632,120	859,189	422,683	842,787	1,450	2,856,419
Special Mention	—	—	3,400	—	7,255	18,272	—	28,927
Substandard	—	—	8,530	13,199	—	33,664	—	55,393
Doubtful	—	—	—	—	—	—	—	—
Total	75,755	22,435	644,050	872,388	429,938	894,723	1,450	2,940,739
Year-to-date gross charge-offs	—	375	86	5	—	8,099	—	8,565
Commercial Real Estate
Pass	3,135,530	1,342,372	679,875	575,642	152,581	47,214	960,145	6,893,359
Special Mention	—	—	—	—	—	—		—
Substandard	—	—	—	9,500	5,000	14,723	14,605	43,828
Doubtful	—	—	—	—	—	—	—	—
Total	3,135,530	1,342,372	679,875	585,142	157,581	61,937	974,750	6,937,187
Year-to-date gross charge-offs	—	—	—	165	—	—	—	165
Commercial & Industrial - Non-RE
Pass	1,231,118	809,347	310,043	120,385	38,397	28,311	3,928,415	6,466,016
Special Mention	—	45,120	—	—	93	—	10,023	55,236
Substandard	3,747	10,719	9,244	135,778	2,486	2,989	99,282	264,245
Doubtful	—	—	—	10,000	—	—	—	10,000
Total	1,234,865	865,186	319,287	266,163	40,976	31,300	4,037,720	6,795,497
Year-to-date gross charge-offs	—	—	883	—	5,942	—	2,000	8,825
Auto & Consumer
Pass	213,318	47,587	75,120	109,228	23,084	11,448	—	479,785
Special Mention	295	52	186	270	60	10	—	873
Substandard	154	48	365	807	549	415	—	2,338
Doubtful	—	—	—	—	—	—	—	—
Total	213,767	47,687	75,671	110,305	23,693	11,873	—	482,996
Year-to-date gross charge-offs	589	813	2,363	3,340	797	1,813	—	9,715
Total
Pass	5,406,078	2,490,906	2,148,488	2,731,588	1,071,097	1,645,380	5,489,416	20,982,953
Special Mention	2,424	46,252	8,948	3,410	12,662	44,886	19,990	138,572
Substandard	3,901	10,767	18,139	166,539	14,755	92,184	113,887	420,172
Doubtful	—	—	—	10,000	—	—	—	10,000
Total	$5,412,403	$2,547,925	$2,175,575	$2,911,537	$1,098,514	$1,782,450	$5,623,293	$21,551,697
As a % of total gross loans	25.1%	11.8%	10.1%	13.5%	5.1%	8.3%	26.1%	100%
Total year-to-date gross charge-offs	$589	$1,528	$3,332	$3,910	$6,739	$12,208	$2,000	$30,306

The following tables provide the aging of loans by portfolio segment:

	September 30, 2025
(Dollars in thousands)	Current	30-59 Days	60-89 Days	90+ Days	Total
Single Family-Mortgage & Warehouse	$4,450,628	$18,357	$10,377	$61,527	$4,540,889
Multifamily and Commercial Mortgage	2,774,831	3,379	2,713	12,839	2,793,762
Commercial Real Estate	7,273,849	—	—	21,723	7,295,572
Commercial & Industrial - Non-RE	7,876,062	73,511	13,906	17,502	7,980,981
Auto & Consumer	524,425	4,094	1,029	1,496	531,044
Total	$22,899,795	$99,341	$28,025	$115,087	$23,142,248
As a % of total gross loans	98.95%	0.43%	0.12%	0.50%	100%

	June 30, 2025
(Dollars in thousands)	Current	30-59 Days	60-89 Days	90+ Days	Total
Single Family-Mortgage & Warehouse	$4,322,681	$13,302	$16,395	$42,900	$4,395,278
Multifamily and Commercial Mortgage	2,870,972	36,649	549	32,569	2,940,739
Commercial Real Estate	6,900,904	—	7,060	29,223	6,937,187
Commercial & Industrial - Non-RE	6,783,440	—	—	12,057	6,795,497
Auto & Consumer	477,694	3,025	920	1,357	482,996
Total	$21,355,691	$52,976	$24,924	$118,106	$21,551,697
As a % of total gross loans	99.09%	0.25%	0.12%	0.55%	100%
Loans reaching 90 or more days past due are generally placed on nonaccrual. As of both September 30, 2025 and June 30, 2025 there were no loans over 90 days past due and still accruing interest.
Single family mortgage loans in process of foreclosure were $36.0 million and $30.4 million as of September 30, 2025 and June 30, 2025, respectively.
6.    DERIVATIVES
For additional information on the Company’s derivative instruments, see Note 1—“Organizations and Summary of Significant Accounting Policies,” Note 3—“Fair Value” and Note 6—“Derivatives” in the 2025 Form 10-K and Note 3—“Fair Value” and Note 7 “Offsetting of Derivatives and Securities Financing Agreements” herein.
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

	September 30, 2025			June 30, 2025
		Fair Value			Fair Value
(Dollars in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate contracts[1]	$400,000	$1,184	$—	$400,000	$1,950	$—
Derivatives not designated as hedging instruments
Interest rate contracts[1]	2,627,948	16,679	64,599	2,761,021	15,782	68,427
Foreign exchange contracts	9,777	29	20	9,570	2	71
Total derivatives	$3,037,725	$17,892	$64,619	$3,170,591	$17,734	$68,498
1 Derivative Assets are presented net of $50.8 million and $55.4 million of variation margin on centrally-cleared derivatives as of September 30, 2025 and June 30, 2025, respectively.

Derivatives designated as hedging instruments
The following table presents pre-tax gains/(losses) on derivative instruments used in cash flow hedge accounting relationships.

	For the Three Months Ended September 30,
(Dollars in thousands)	2025	2024
Amounts recorded in other comprehensive income (“OCI”)	$374	$553
Amounts reclassified from AOCI to income	(1,118)	—
Total change in OCI for period	$(744)	$553

    The Company did not experience any forecasted transactions that failed to occur during the three months ended September 30, 2025 or 2024. There are no amounts excluded from the assessment of hedge effectiveness.
As of September 30, 2025, the Company expects that approximately $1.2 million of pre-tax net gain related to cash flow hedges recorded in accumulated other comprehensive income will be recognized in income over the next 12 months. The maximum length of time over which forecasted transactions are hedged is approximately 2.0 years.
Derivatives not designated as hedging instruments
The following table presents the pre-tax gains/(losses) related to the Company’s derivative instrument activity recognized in the Condensed Consolidated Statements of Income:

	For the Three Months Ended September 30,
(Dollars in thousands)	2025	2024
Interest rate contracts
Banking and service fees	$(558)	$(1,372)
Mortgage banking and servicing rights income	417	(251)
Foreign exchange contracts
Banking and service fees	539	—
The aggregate foreign exchange transaction gain totaled approximately $0.5 million for the three months ended September 30, 2025, and was not significant for the three months ended September 30, 2024.
7.    OFFSETTING OF DERIVATIVES AND SECURITIES FINANCING AGREEMENTS
The Company enters into derivatives transactions as part of its mortgage banking activities, market making activity in interest rate swap and cap derivatives to facilitate customer demand and hedging activities related to interest rate and foreign exchange risk management, and enters into securities borrowed and securities loaned transactions to facilitate customer match-book activity, cover short positions and support customer securities lending. For additional information on offsetting see Note 7—“Offsetting of Derivatives and Securities Financing Agreements” in the 2025 Form 10-K.
The following tables present information about the offsetting of these instruments and related collateral amounts:

	September 30, 2025
(Dollars in thousands)	Gross Assets / Liabilities	Amounts Offset	Net Balance Sheet Amount	Amounts Not Offset[2]	Net Assets / Liabilities
Assets:
Securities borrowed	$182,518	$—	$182,518	$182,518	$—
Other Assets — Derivative Assets[1]	17,891	—	17,891	10,468	7,423
Liabilities:
Securities loaned	$204,620	$—	$204,620	$204,620	$—
Accounts Payable and Other Liabilities — Derivative Liabilities	64,618	—	64,618	6,682	57,936

	June 30, 2025
(Dollars in thousands)	Gross Assets / Liabilities	Amounts Offset	Net Balance Sheet Amount	Amounts Not Offset[2]	Net Assets / Liabilities
Assets:
Securities borrowed	$139,396	$—	$139,396	$139,396	$—
Other Assets — Derivative Assets[1]	17,734	—	17,734	11,174	6,560
Liabilities:
Securities loaned	$139,426	$—	$139,426	$139,426	$—
Accounts Payable and Other Liabilities — Derivative Liabilities	68,497	—	68,497	6,122	62,375
1 Gross amounts of Other Assets - Derivative Assets are presented net of $50.8 million and $55.4 million of variation margin on centrally-cleared derivatives as of September 30, 2025 and June 30, 2025, respectively.
2 Amounts not offset reflect cash collateral received on Derivative Assets of $5.3 million and $6.3 million as of September 30, 2025 and June 30, 2025, respectively, and cash collateral placed on Derivative Liabilities of $1.5 million and $1.3 million as of September 30, 2025 and June 30, 2025, respectively.

The securities loaned transactions represent equities with an overnight and open maturity classification as of both periods presented.

8.    STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
The Company has an equity incentive plan, the Amended and Restated 2014 Stock Incentive Plan (the “2014 Plan”), which provides for the granting of non-qualified and incentive stock options, restricted stock and restricted stock units (“RSUs”), stock appreciation rights and other awards to employees, directors and consultants. The Company also has an employment agreement with its Chief Executive Officer that provides for an award of RSUs. For additional information regarding the Company’s stock-based compensation plans, see Note 16—“Stock-Based Compensation” in the 2025 Form 10-K.
At September 30, 2025, 868,891 shares of common stock were authorized for future awards under the 2014 Plan. As of September 30, 2025, the total compensation cost not yet recognized related to non-vested awards was $87.0 million, which is expected to be recognized over a weighted-average period of 1.5 years.
The following table presents the status and changes in RSUs:

	RSUs	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2025	1,564,016	$55.50
Granted	385,696	90.47
Vested	(254,510)	47.24
Forfeited	(26,093)	57.93
Non-vested balance at September 30, 2025	1,669,109	$64.81
The total fair value of shares vested for the three months ended September 30, 2025 and September 30, 2024 was $22.8 million and $22.5 million, respectively.
Common Stock Repurchase Program
As of September 30, 2025, there was $148.1 million of share repurchase authorization remaining under the Compnay’s common stock repurchase program. The share repurchase program will continue in effect until terminated by the Board of Directors of the Company. There were no common stock repurchases pursuant to such program for the three months ended September 30, 2025 and 2024. For additional information regarding the Company’s share repurchase program, see Note 15—“Stockholders' Equity” in the 2025 Form 10-K.
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

Accumulated Other Comprehensive Income
AOCI includes the after-tax change in unrealized gains and losses on investment securities and cash flow hedging activities.

	For the Three Months Ended September 30, 2025
(Dollars in thousands)	Unrealized gain (loss) on available-for-sale securities	Cash flow hedges	Accumulated other comprehensive income
Balance at June 30, 2025	$(780)	$1,128	$348
Other comprehensive income/(loss)	254	(538)	(284)
Balance at September 30, 2025	$(526)	$590	$64

	For the Three Months Ended September 30, 2024
(Dollars in thousands)	Unrealized gain (loss) on available-for-sale securities	Cash flow hedges	Accumulated other comprehensive income
Balance at June 30, 2024	$(2,466)	$—	$(2,466)
Other comprehensive income/(loss)	1,319	382	1,701
Balance at September 30, 2024	$(1,147)	$382	$(765)

The following table presents the pre-tax and after-tax changes in the components of other comprehensive income.

	For the Three Months Ended September 30, 2025			For the Three Months Ended September 30, 2024
(Dollars in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gain/(loss) on investment securities:
Net unrealized gains/(losses) arising during the period	$350	$(96)	$254	$1,884	$(565)	$1,319
Reclassification adjustment for realized (gains)/losses included in net income	—	—	—	—	—	—
Net change	$350	$(96)	$254	$1,884	$(565)	$1,319
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	$374	$(104)	$270	$553	$(171)	$382
Reclassification adjustment for realized (gains)/losses included in net income	(1,118)	310	(808)	—	—	—
Net change	(744)	206	(538)	553	(171)	382
Total other comprehensive income/(loss)	$(394)	$110	$(284)	$2,437	$(736)	$1,701

9.    EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings per common share (“EPS”):

	Three Months Ended
	September 30,
(Dollars in thousands, except per share data)	2025	2024
Earnings Per Common Share
Net income	$112,352	$112,340
Average common shares issued and outstanding	56,512,587	56,934,671
Earnings per common share	$1.99	$1.97
Diluted Earnings Per Common Share
Average common shares issued and outstanding	56,512,587	56,934,671
Dilutive effect of average unvested RSUs	1,270,241	1,233,797
Average dilutive common shares outstanding	57,782,828	58,168,468
Diluted earnings per common share	$1.94	$1.93
Weighted average antidilutive common stock equivalents (excluded from the computation of EPS)	33,122	—
For further information regarding the Company’s EPS calculation, see Note 17—“Earnings per Common Share” in the 2025 Form 10-K.

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

(dollars in thousands)	September 30, 2025
Commitments to fund loans	$5,830,963
Commitments to sell loans	$4,785
Standby letters of credit	$9,566
Commitments to contribute capital - Non-LIHTC	$3,494
In addition, the Company has $43.6 million of commitments to contribute capital to low-income housing tax credit (“LIHTC”) investments included in “Accounts payable and other liabilities” on the Consolidated Balance Sheets. See Note 13—“Other Assets” for additional information on LIHTC investments.
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
Litigation. A consolidated derivative action, In re BofI Holding, Inc., Case No. 15cv2722GPC (KSC), was filed in the United States District Court for the Southern District of California (the “Derivative Action”). The complaint in the Derivative Action set forth allegations made in a related employment action, Erhart v. BofI Holding Inc., No. 15cv2287 BAS (NLS) (S.D. Cal.) (the “Employment Action”) brought by a former employee of the Company and was stayed pending resolution of the Employment Action. On October 4, 2023, the court hearing the Employment Action entered a final amended judgment awarding damages and attorneys’ fees to the plaintiff. The defendant filed a Notice of Appeal from the Employment Action judgment and all orders merged therein, and the parties have filed opening and responsive briefs and an oral argument was held on January 15, 2025. On January 2, 2024, the Derivative Action plaintiff filed a Third Amended Complaint. On March 5, 2024, the court stayed the case until resolution of the appeal in the Employment Action. On February 6, 2025, the appellate court affirmed the jury’s verdict in the Employment Action in a short, unpublished decision. On July 24, 2025, the Employment Action defendant filed a petition for writ of certiorari asking the United States Supreme Court to review the appellate court’s decision. On October 6, 2025 the United States Supreme Court denied said petition. The Derivative Action defendants filed a Motion to Dismiss the Third Amended Complaint on April 4, 2025. A hearing on the motion was held on June 26, 2025. On September 18, 2025, the court granted defendants’ motion to dismiss with prejudice citing Plaintiffs’ failure to plead demand futility. On October 17, 2025, Plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit. Such defendants dispute, and intend to continue vigorously defending against, the allegations raised in the Third Amended Complaint. The Derivative Action plaintiff seeks damages on behalf of the Company with respect to the Employment Action and also seeks damages on behalf of the Company in connection with a now settled securities class action that was also based upon allegations made in the Employment Action and settled within available insurance coverage without attribution of wrongdoing to the Company, its management, or its directors.
The following three putative class action lawsuits are pending in the United States District Court, Southern District of California, under the following case names and numbers: (1) In re Axos Bank d/b/a UFB Direct Litigation, 3:23-cv-02266-BJC-DTF; (2) Pliszka et al. v. Axos Bank d/b/a UFB Direct, Case No. 3:24-cv-00445-BJC-DTF; and (3) Ash et al. v. Axos Bank d/b/a UFB Direct, Case No. 3:24-cv-01157-BJC-DTF (collectively, the “UFB Actions”). The plaintiffs in the UFB Actions allege that certain rate representations made by Axos Bank with respect to its UFB products were false or misleading. Axos Bank filed a motion to compel arbitration or dismiss the complaint in each of the UFB Actions. On September 13, 2024, the court entered an order compelling arbitration in each lawsuit. Accordingly, a separate AAA arbitration was initiated with respect to each of the UFB Actions. On March 26, 2025, the arbitrator in the Pliszka arbitration proceedings issued an order finding that none of the claims raised are subject to arbitration, dismissing the arbitration and remanding the case back to the United States District Court. A similar conclusion was reached by the arbitrator in the Ash arbitration via an order issued on June 3, 2025. The arbitrator in the Stempel arbitration reached a contrary conclusion and entered an order finding the claims to be arbitrable on June 5, 2025. On October 11, 2024, Defendant filed an appeal seeking to enforce Defendant’s updated/modified Account Agreement and Online Access Agreement in Stempel, Pliszka and Ash. Defendant’s opening brief in such appeal was filed July 11, 2025. On September 9, 2025, the court in the Consolidated Action granted Defendant’s renewed motion to compel arbitration. Defendant disputes, and intends to vigorously defend against, the allegations raised in the UFB Actions. The Company does not expect the ultimate outcome of the UFB Actions to have a material adverse effect on its consolidated results of operations, financial position or cash flows. It is not presently possible to state whether the likelihood of an unfavorable outcome is probable or remote, or to estimate the amount or range of any possible loss to the Company should an unfavorable outcome occur.
11.        SEGMENT REPORTING AND REVENUE INFORMATION
Segment Reporting. The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), in deciding how to allocate resources and in assessing performance. The operating segments and segment results of the Company are determined based upon the management reporting system, which assigns balance sheet and income statement items to each of the business segments and by which segment results are evaluated by the CODM in deciding how to allocate resources and in assessing performance.
The Company evaluates performance and allocates resources based on pre-tax profit or loss from operations in conjunction with its corporate strategy. Salaries and related costs represent the significant segment expense that is regularly provided to the CODM. For more information on the Company’s operating segments, see Note 22—“Segment Reporting” in the 2025 Form 10-K.
In order to reconcile the two segments to the consolidated totals, the Company includes corporate activities and intercompany eliminations. The following tables present the operating results, goodwill, and assets of the segments:

	For the Three Months Ended September 30, 2025
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$287,200	$8,194	$(4,344)	$291,050
Provision for credit losses	17,255	—	—	17,255
Non-interest income[1]	12,375	29,457	(9,492)	32,340
Salaries and related costs	55,340	14,750	6,515	76,605
Other segment items[2]	73,153	14,617	(8,129)	79,641
Non-interest expense[1]	128,493	29,367	(1,614)	156,246
Income before taxes	$153,827	$8,284	$(12,222)	$149,889

	For the Three Months Ended September 30, 2024
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$288,492	$7,267	$(3,711)	$292,048
Provision for credit losses	14,000	—	—	14,000
Non-interest income[1]	8,590	29,902	(9,883)	28,609
Salaries and related costs	51,957	14,725	7,611	74,293
Other segment items[2]	66,358	13,366	(6,552)	73,172
Non-interest expense[1]	118,315	28,091	1,059	147,465
Income before taxes	$164,767	$9,078	$(14,653)	$159,192
[1] Includes $9.7 million and $10.6 million for the three months ended September 30, 2025 and 2024, respectively, of non-interest income earned by the Securities Business Segment and non-interest expense incurred by the Banking Business Segment for cash sorting fees related to deposits sourced from Securities Business Segment customers.
[2] Other segment items includes the non-interest expenses other than salaries and related costs as presented in the Consolidated Statements of Income.

	As of September 30, 2025
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Goodwill	$89,588	$59,953	$1,999	$151,540
Total Assets	$26,536,563	$841,882	$53,372	$27,431,817

	As of June 30, 2025
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$59,953	$1,999	$97,673
Total Assets	$23,988,748	$751,820	$42,510	$24,783,078
Revenue Information. The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Accounting Standards Codification (“ASC”) 606 for the periods indicated. For additional information on the Company’s recognition of revenue and ASC 606, see Note 1—“Organizations and Summary of Significant Accounting Policies” in the 2025 Form 10-K.

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2025	2024
Advisory fee income	$8,525	$7,945
Broker-dealer clearing fees	5,814	5,072
Deposit service fees	1,168	773
Card fees	516	923
Bankruptcy trustee and fiduciary service fees	569	1,289
Non-interest income (in-scope of ASC 606)	16,592	16,002
Non-interest income (out-of-scope of ASC 606)	15,748	12,607
Total non-interest income	$32,340	$28,609
12.        BORROWINGS, SUBORDINATED NOTES AND DEBENTURES
Subordinated Notes. On September 19, 2025, the Company completed the issuance of $200 million aggregate principal amount of the Company’s 7.00% Fixed-to-Floating Rate Subordinated Notes (the “2035 Notes”). The 2035 Notes are obligations only of Axos Financial, Inc. The 2035 Notes mature on October 1, 2035 and accrue interest at a fixed rate per annum equal to 7.00%, payable semi-annually in arrears on April 1 and October 1 of each year during the fixed period, commencing on October 1, 2025. From and including October 1, 2030, to, but excluding October 1, 2035 or the date of early redemption, the 2035 Notes will bear interest at a floating rate per annum equal to three-month term SOFR plus a spread of 379 basis points, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on January 1, 2031. The 2035 Notes may be redeemed on or after October 1, 2030, which date may be extended at the Company’s discretion, at a redemption price equal to principal plus accrued and unpaid interest, subject to certain conditions. Fees and costs incurred in connection with the debt offering amortize to “Interest expense - Other borrowings” in the Condensed Consolidated Statements of Income over the term of the 2035 Notes.
On October 1, 2025, the Company completed the redemption of the $160.5 million aggregate principal amount outstanding of its 4.875% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “2030 Notes”), which were set to begin their floating period on such date. The 2030 Notes were redeemed for cash by the Company at 100% of their principal amount, plus accrued and unpaid interest, in accordance with the terms of the indenture governing the 2030 Notes. Remaining unamortized deferred financing costs associated with such notes were expensed and included under “Interest expense - Other borrowings” in the Condensed Consolidated Statements of Income.
For information on secured financings issued by variable interest entities (“VIEs”) consolidated by the Company, see Note 14— “Variable Interest Entities,” and for additional information on other borrowings, see Note 13—“Borrowings, Subordinated Notes and Debentures” in the 2025 Form 10-K.

13.        OTHER ASSETS
“Other Assets” in the Consolidated Balance Sheets primarily comprises bank-owned life insurance (“BOLI”), accrued interest receivable, derivatives, net deferred income tax assets, furniture, equipment and software, right-of-use lease assets, LIHTC investments and other receivables. For additional information on other assets, see Note 9—“Other Assets” in the 2025 Form 10-K. For additional information on accrued interest receivable, see Note 5—“Loans & Allowance for Credit Losses,” and for additional information on derivatives, see Note 6—“Derivatives.”
LIHTC Investments. The Company recognized the following income and tax benefits for its LIHTC investments.

	For the Three Months Ended September 30,
(Dollars in thousands)	2025	2024
Tax credits recognized	$2,282	$1,420
Other tax benefits recognized	1,090	312
Amortization	(2,564)	(1,406)
Net benefit (expense) included in income tax expense	808	326
Other income (loss) included in banking and service fees	9	—
Net benefit (expense) included in the Consolidated Statements of Income	$817	$326
The Company recognized the following investments on its balance sheets.

(Dollars in thousands)	As of September 30, 2025	As of June 30, 2025
LIHTC investments	$82,311	$84,875
LIHTC unfunded commitments[1]	$43,555	$47,381
1LIHTC unfunded commitments are included in “Accounts Payable and Other Liabilities” on the Consolidated Balance Sheets.
For the three months ended September 30, 2025 and 2024, there have been no significant modifications or events that resulted in the change in the nature of the LIHTC investments or any changes in the relationship with the underlying project.
For the three months ended September 30, 2025 and 2024, there has been no impairment loss recognized from the forfeiture or ineligibility of income tax credits.
14.        VARIABLE INTEREST ENTITIES
The Company consolidated the results of operations and financial position of three lending-related entities, which it considers VIEs. The Company consolidated these VIEs because it or its subsidiaries is deemed to be the primary beneficiary since the Company or its subsidiaries has the power to direct the loan servicing or portfolio management activities, which are the activities that most significantly affect the VIEs’ economic performance, and the Company or its subsidiaries has the obligation to absorb the majority of the losses or benefits through ownership of all of the secured financings issued by the trusts. For these VIEs, the loans transferred to the VIEs are pledged as collateral to the related secured financings.

In addition, through its acquisition of Verdant, the Company acquired additional variable interests in certain securitization trusts. Following the acquisition, the Company performed an assessment and determined it continues to direct the activities that most significantly affect the acquired VIEs’ economic performance, and the Company has the obligation to absorb the majority of the losses or benefits of such acquired variable interests. As a result, the Company determined it is the primary beneficiary and continues to consolidate the VIEs as of September 30, 2025.

For these VIEs, including those acquired in the Verdant acquisition, the loans transferred to the VIEs are pledged as collateral to the related secured financings.
The following table provides a summary of the assets and liabilities of consolidated VIEs in the Company’s Condensed Consolidated Balance Sheets.

(Dollars in thousands)	As of September 30, 2025	As of June 30, 2025
Restricted cash	$34,836	$—
Loans—net of allowance for credit losses	1,876,611	1,276,101
Other assets	158,353	—
Secured financings	753,501	—
Accounts payable and other liabilities	2,207	—

As part of its securitization activities, Verdant issued a series of notes to provide additional financing to its business. The notes outstanding as of September 30, 2025 are included in “Secured financings” in the Company’s Condensed Consolidated Balance Sheet and are summarized in the below table:

Series	Classes	Interest Rate Range	Maturity Date / Range	Outstanding Principal at September 30, 2025 (Dollars in thousands)
2022-01	Class A, B, C, D	6.59% to 8.67%	February 2030	$14,963
2023-01	Class A-1, A-2, B, C, D	6.05% to 7.75%	January 2031	129,906
2024-01	Class A-1, A-2, B, C, D	5.68% to 7.23%	December 2031	215,938
2025-01	Class A-1, A-2, A-3, B, C, D	4.66% to 6.49%	March 2028 to May 2033	376,161
Total				$736,968
For additional information on the Verdant acquisition, see Note 2, “Acquisitions.”

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of Axos Financial, Inc. and subsidiaries (collectively, “we”, “us” or the “Company”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our financial information in our 2025 Form 10-K, and the interim unaudited condensed consolidated financial statements and notes thereto contained in this report.
Some matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, the Company’s financial prospects and other projections of our performance and asset quality, our deposit balances and capital ratios, our ability to continue to grow profitably and increase our business, our ability to continue to diversify lending and deposit franchises, the anticipated timing and financial performance of other offerings, initiatives, and acquisitions, expectations of the environment in which we operate and projections of future performance. Actual results and the timing of events could differ materially from those expressed or implied in such forward-looking statements as a result of risks and uncertainties, including without limitation our ability to successfully integrate acquisitions and realize the anticipated benefits of the transactions, changes in the interest rate environment, monetary policy, inflation, tariffs, government regulation, general economic conditions, changes in the competitive marketplace, conditions in the real estate markets in which we operate, risks associated with credit quality, our ability to attract and retain deposits and access other sources of liquidity, and the outcome and effects of litigation and other factors beyond our reasonable control. These and other risks and uncertainties are discussed under the heading “Item 1A. Risk Factors” herein and in our 2025 Form 10-K, which has been filed with the SEC, could cause actual results to differ materially from those expressed or implied in any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. All forward-looking statements are qualified in their entirety by this cautionary statement, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.
General
Our Company is a technology-driven, diversified financial services company with approximately $27.4 billion in assets and approximately $43.0 billion of assets under custody and/or administration at Axos Clearing LLC (“Axos Clearing”). Our client-centric, technology platforms provide secure and scalable banking, clearing and custody, and investment advisory solutions to retail and business customers. Axos Bank (the “Bank”) provides consumer and commercial banking products through its digital online and mobile banking platforms, low-cost distribution channels and affinity partners. Our Bank offers deposit and lending products to customers nationwide including consumer and business checking, savings and time deposit accounts and single family and multifamily residential mortgages, commercial real estate mortgages and loans, fund and lender finance loans, asset-based loans, auto loans and other consumer loans. Our Bank generates non-interest income from consumer and business products, including fees from loans originated for sale, deposit account service fees, prepayment fees, as well as technology and payment transaction processing fees. We offer securities products and services to independent registered investment advisors (“RIAs”) and introducing broker dealers (“IBDs”) through Axos Clearing and Axos Advisor Services (“AAS”) and direct-to-consumer securities trading and digital investment management products through Axos Invest, Inc. (“Axos Invest”). AAS and Axos Clearing generate interest and fee income by providing comprehensive securities custody services to RIAs and clearing, stock lending and margin lending services to IBDs, respectively. Axos Invest generates fee income from self-directed securities trading and margin lending and fee income from digital wealth management services to consumers. Our common stock is listed on the New York Stock Exchange under the ticker symbol “AX” and is a component of the Russell 2000® Index and the S&P SmallCap 600® Index, among other indices.
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
Mergers and Acquisitions
On September 30, 2025, the Company completed the acquisition of 100% of the membership interests in Verdant Commercial Capital, LLC (“Verdant”) in an all-cash transaction, which increases the Company’s scale and enhances the Company’s existing equipment leasing business. As part of the acquisition, the Company acquired, among other assets and liabilities, approximately $1.0 billion of loans and leases (including $211.0 million of PCD assets) and $212.6 million of equipment under operating lease arrangements.
For additional information on this acquisition, see Note 2, “Acquisitions” in the accompanying interim condensed consolidated financial statements.
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
Critical accounting estimates are those we consider most important to the portrayal of our financial condition and results of operations because they require our most difficult judgments, often as a result of the need to make estimates that are inherently uncertain. Our critical accounting estimates are described in detail in the 2025 Form 10-K in Note 1—“Organizations and Summary of Significant Accounting Policies” and Item 7—“Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.”

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
Below is a reconciliation of net income, the nearest comparable GAAP measure, to adjusted earnings and adjusted EPS (Non-GAAP):

	For the Three Months Ended September 30,
(Dollars in thousands, except per share data)	2025	2024
Net income	$112,352	$112,340
Acquisition-related costs[1]	2,941	2,554
Verdant acquisition - Provision for credit losses	$7,765	—
Income tax effect	(2,681)	(752)
Adjusted earnings (Non-GAAP)	$120,377	$114,142

Average dilutive common shares outstanding	57,782,828	58,168,468

Diluted EPS	$1.94	$1.93
Acquisition-related costs[1]	0.05	0.04
Verdant acquisition - Provision for credit losses	0.13	—
Income tax effect	(0.05)	(0.01)
Adjusted EPS (Non-GAAP)	$2.07	$1.96
1 Acquisition-related costs includes amortization of intangible assets, and for the three months ended September 30, 2025, also includes $1.3 million of acquisition-related costs associated with the Verdant acquisition.
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
Below is a reconciliation of total stockholders’ equity, the nearest comparable GAAP measure, to tangible book value (Non-GAAP):

(Dollars in thousands, except per share data)	September 30, 2025	June 30, 2025	September 30, 2024
Common stockholders’ equity	$2,793,121	$2,680,677	$2,405,728
Less: servicing rights, carried at fair value	26,243	27,218	27,335
Less: goodwill and other intangible assets—net	205,747	134,502	139,215
Tangible common stockholders’ equity (Non-GAAP)	$2,561,131	$2,518,957	$2,239,178

Common shares outstanding at end of period	56,643,547	56,483,617	57,092,216

Book value per common share	49.31	47.46	42.14
Less: servicing rights, carried at fair value per common share	0.46	0.48	0.48
Less: goodwill and other intangible assets—net per common share	3.63	2.38	2.44
Tangible book value per common share (Non-GAAP)	$45.22	$44.60	$39.22

SELECTED FINANCIAL INFORMATION

(Dollars in thousands, except per share data)	September 30, 2025	June 30, 2025	September 30, 2024
Selected Balance Sheet Data:
Total assets	$27,431,817	$24,783,078	$23,569,084
Loans—net of allowance for credit losses	22,635,137	21,049,610	19,280,609
Loans held for sale, carried at fair value	12,202	10,012	14,566
Allowance for credit losses	307,431	290,049	263,854
Trading securities	533	649	594
Available-for-sale securities	57,798	66,008	137,996
Securities borrowed	182,518	139,396	84,326
Customer, broker-dealer and clearing receivables	263,095	252,720	262,774
Total deposits	22,264,753	20,829,543	19,973,329
Advances from the Federal Home Loan Bank	60,000	60,000	90,000
Secured financings	782,423	—	—
Borrowings, subordinated notes and debentures	510,064	312,671	313,519
Securities loaned	204,620	139,426	95,883
Customer, broker-dealer and clearing payables	385,821	350,606	315,985
Total stockholders’ equity	$2,793,121	$2,680,677	$2,405,728

Common shares outstanding at end of period	56,643,547	56,483,617	57,092,216
Common shares issued at end of period	71,356,152	71,101,642	70,562,333

Per Common Share Data:
Book value per common share	$49.31	$47.46	$42.14
Tangible book value per common share (Non-GAAP)[1]	$45.21	$44.60	$39.22

Capital Ratios:
Equity to assets at end of period	10.18%	10.82%	10.21%
Axos Financial, Inc.:
Tier 1 leverage (to adjusted average assets)	10.26%	10.73%	9.78%
Common equity tier 1 capital (to risk-weighted assets)	11.66%	12.52%	12.44%
Tier 1 capital (to risk-weighted assets)	11.66%	12.52%	12.44%
Total capital (to risk-weighted assets)	15.20%	15.28%	15.29%
Axos Bank:
Tier 1 leverage (to adjusted average assets)	9.69%	10.23%	9.82%
Common equity tier 1 capital (to risk-weighted assets)	11.37%	12.42%	12.87%
Tier 1 capital (to risk-weighted assets)	11.37%	12.42%	12.87%
Total capital (to risk-weighted assets)	12.62%	13.70%	14.06%
Axos Clearing LLC:
Net capital	$91,442	$86,996	$85,292
Excess capital	$86,042	$81,834	$80,081
Net capital as a percentage of aggregate debit items	33.87%	33.71%	32.73%
Net capital in excess of 5% aggregate debit items	$77,942	$74,091	$72,264

	For the Three Months Ended September 30,
(Dollars in thousands, except per share data)	2025	2024
Selected Income Statement Data:
Interest and dividend income	$465,736	$484,262
Interest expense	174,686	192,214
Net interest income	291,050	292,048
Provision for credit losses	17,255	14,000
Net interest income, after provision for credit losses	273,795	278,048
Non-interest income	32,340	28,609
Non-interest expense	156,246	147,465
Income before income taxes	149,889	159,192
Income taxes	37,537	46,852
Net income	$112,352	$112,340

Weighted average number of common shares outstanding:
Basic	56,512,587	56,934,671
Diluted	57,782,828	58,168,468

Per Common Share Data:
Net income:
Basic	$1.99	$1.97
Diluted	$1.94	$1.93
Adjusted earnings per common share (Non-GAAP)[1]	$2.07	$1.96

Performance Ratios and Other Data:
Growth in loans held for investment, net	$1,585,527	$49,224
Loan originations for sale	$47,122	$69,570
Return on average assets	1.77%	1.92%
Return on average common stockholders’ equity	15.94%	19.12%
Interest rate spread[2]	3.89%	4.13%
Net interest margin[3]	4.75%	5.17%
Net interest margin[3] – Banking Business Segment	4.80%	5.21%
Efficiency ratio[4]	48.32%	45.99%
Efficiency ratio[4] – Banking Business Segment	42.89%	39.83%

Asset Quality Ratios:
Net annualized charge-offs to average loans	0.11%	0.17%
Nonaccrual loans to total loans	0.74%	0.89%
Non-performing assets to total assets	0.64%	0.75%
Allowance for credit losses - loans to total loans held for investment	1.34%	1.35%
Allowance for credit losses - loans to nonaccrual loans[5]	180.41%	149.32%
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
5 The increase in the Allowance for credit losses - loans to nonaccrual loans is primarily attributable to the increase in the ACL, including the impact of the Verdant acquisition. For additional information on the Verdant acquisition, see Note 2, “Acquisitions” in the accompanying interim condensed consolidated financial statements.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2025 and 2024
For the three months ended September 30, 2025, we had net income of $112.4 million, or $1.94 per diluted share, compared to net income of $112.3 million, or $1.93 per diluted share, for the three months ended September 30, 2024.
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

	For the Three Months Ended,
	September 30, 2025			September 30, 2024
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$21,507,709	$429,575	7.99%	$19,447,016	$438,229	9.01%
Non-purchased loans	20,642,301	395,362	7.66%	18,469,398	382,459	8.28%
Purchased loans[5]	865,408	34,213	15.81%	977,618	55,770	22.82%
Interest-earning deposits in other financial institutions	2,538,844	28,195	4.44%	2,680,503	37,425	5.58%
Mortgage-backed and other securities[4]	61,084	670	4.39%	142,776	1,960	5.49%
Securities borrowed and margin lending[6]	361,966	6,777	7.49%	313,102	6,271	8.01%
Stock of the regulatory agencies	29,600	519	7.01%	19,012	377	7.93%
Total interest-earning assets	24,499,203	465,736	7.60%	22,602,409	484,262	8.57%
Non-interest-earning assets	932,414			797,127
Total assets	$25,431,617			$23,399,536
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$17,177,394	$157,844	3.68%	$15,915,785	$177,815	4.47%
Time deposits	1,126,347	11,520	4.09%	871,876	9,454	4.34%
Securities loaned	150,456	285	0.76%	97,215	540	2.22%
Advances from the FHLB	60,004	313	2.09%	90,000	529	2.35%
Secured financings	8,505	—	—%	—	—	—%
Borrowings, subordinated notes and debentures	332,004	4,724	5.69%	323,697	3,876	4.79%
Total interest-bearing liabilities	18,854,710	174,686	3.71%	17,298,573	192,214	4.44%
Non-interest-bearing demand deposits	3,024,076			2,971,090
Other non-interest-bearing liabilities	733,586			779,561
Stockholders’ equity	2,819,245			2,350,312
Total liabilities and stockholders’ equity	$25,431,617			$23,399,536
Net interest income		$291,050			$292,048
Interest rate spread[7]			3.89%			4.13%
Net interest margin[8]			4.75%			5.17%
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

	For the Three Months Ended
	September 30,
	2025 vs 2024
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Increase (decrease) in interest income:
Loans	$43,767	$(52,421)	$(8,654)
Non-purchased loans	49,631	(36,728)	12,903
Purchased loans[1]	(5,864)	(15,693)	(21,557)
Interest-earning deposits in other financial institutions	(1,897)	(7,333)	(9,230)
Mortgage-backed and other securities	(955)	(335)	(1,290)
Securities borrowed and margin lending	932	(426)	506
Stock of the regulatory agencies	190	(48)	142
Total increase (decrease) in interest income	$42,037	$(60,563)	$(18,526)
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$13,282	$(33,253)	$(19,971)
Time deposits	2,636	(570)	2,066
Securities loaned	208	(463)	(255)
Advances from the FHLB	(161)	(55)	(216)
Secured financings	—	—	—
Borrowings, subordinated notes and debentures	102	746	848
Total increase (decrease) in interest expense	$16,067	$(33,595)	$(17,528)
1 Purchased loans include loans, loan discounts and unearned fees related to the FDIC Loan Purchase.
Net Interest Income
For the three months ended September 30, 2025, net interest income totaled $291.1 million, a decrease of $1.0 million, or 0.3%, compared to net interest income of $292.0 million for the three months ended September 30, 2024. For the three months ended September 30, 2025, net interest margin decreased by 42 basis points compared to the net interest margin of 5.17% for the three months ended September 30, 2024.
For the three months ended September 30, 2025, total interest and dividend income decreased 3.8% from the three months ended September 30, 2024, primarily due to a $9.2 million decrease in interest income on deposits in other financial institutions, primarily driven by lower rates earned, as well as lower interest earned on loans, reflecting lower rates earned, partially offset by higher average balances.
For the three months ended September 30, 2025, total interest expense decreased 9.1% from the three months ended September 30, 2024, primarily due to a $20.0 million decrease in interest expense on demand and savings deposits, reflecting lower rates paid, partially offset by higher deposit balances.
Provision for Credit Losses
The provision for credit losses was $17.3 million for the three months ended September 30, 2025, compared to $14.0 million for the three months ended September 30, 2024. The provision for credit losses consists of provisions for both funded loans and for unfunded lending commitments. The provision for credit losses for funded loans was $15.3 million for the three months ended September 30, 2025, and was primarily driven by the post-acquisition provision for credit losses on the loans and leases acquired in the Verdant acquisition, as well as loan growth and the impact of macroeconomic variables used in the allowance for credit losses model, primarily the U.S. unemployment rate, consumer price and housing price indices, as well as the five-year U.S. Treasury rate.

The provision for credit losses for unfunded lending commitments of $2.0 million for the three months ended September 30, 2025, was primarily driven by unfunded lending commitment growth, primarily in the commercial real estate and commercial & industrial - non-RE portfolios. Provisions for credit losses are charged to income to bring the allowance for credit losses for loans and unfunded lending commitments to a level deemed appropriate by management based on the factors discussed under the heading “Financial Condition—Asset Quality and Allowance for Credit Losses - Loans.”
Non-Interest Income
The following table sets forth information regarding our non-interest income:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2025	2024	Inc (Dec)
Broker-dealer fee income	$10,948	$11,060	$(112)
Advisory fee income	8,525	7,945	580
Banking and service fees	10,820	8,613	2,207
Mortgage banking and servicing rights income	1,395	450	945
Prepayment penalty fee income	652	541	111
Total non-interest income	$32,340	$28,609	$3,731
For the three months ended September 30, 2025, non-interest income increased by $3.7 million, or 13.0%, primarily due to an increase in banking and servicing fee income, primarily driven by higher income on BOLI policies, as well as a $0.9 million increase in mortgage banking and servicing rights income, primarily attributable to more favorable servicing rights fair value adjustments in the current period.
Non-Interest Expense
The following table sets forth information regarding our non-interest expense:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2025	2024	Inc (Dec)
Salaries and related costs	$76,605	$74,293	$2,312
Data and operational processing	22,057	18,985	3,072
Depreciation and amortization	8,341	7,450	891
Advertising and promotional	12,207	14,253	(2,046)
Professional services	13,333	9,895	3,438
Occupancy and equipment	4,620	4,318	302
FDIC and regulatory fees	5,619	5,956	(337)
Broker-dealer clearing charges	4,203	4,307	(104)
General and administrative expense	9,261	8,008	1,253
Total non-interest expense	$156,246	$147,465	$8,781
For the three months ended September 30, 2025, non-interest expense increased $8.8 million, or 6.0%, primarily due to increases of:
•$3.4 million in professional services primarily due to higher legal expenses and acquisition-related costs associated with the Verdant acquisition;
•$3.1 million in data and operating processing to support the Company’s growth and continued investments in technology; and
•$2.3 million in salaries and related costs primarily due to increased headcount and salaries.
These increases were partially offset by a decrease of $2.0 million in advertising and promotional expense primarily as a result of reduced deposit marketing expense in the current period.

Provision for Income Taxes
Income tax expense was $37.5 million for the three months ended September 30, 2025, compared to $46.9 million for three months ended September 30, 2024. Our effective income tax rates for the three months ended September 30, 2025 and 2024 were 25.04% and 29.43%, respectively. The decrease in effective income tax rate for the three months ended September 30, 2025 reflects, in part, a change in the State of California income tax law effective beginning with the Company’s 2026 fiscal year.
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
The following tables present the operating results of the segments:

	For the Three Months Ended September 30, 2025
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$287,200	$8,194	$(4,344)	$291,050
Provision for credit losses	17,255	—	—	17,255
Non-interest income	12,375	29,457	(9,492)	32,340
Non-interest expense	128,493	29,367	(1,614)	156,246
Income before income taxes	$153,827	$8,284	$(12,222)	$149,889

	For the Three Months Ended September 30, 2024
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$288,492	$7,267	$(3,711)	$292,048
Provision for credit losses	14,000	—	—	14,000
Non-interest income	8,590	29,902	(9,883)	28,609
Non-interest expense	118,315	28,091	1,059	147,465
Income before income taxes	$164,767	$9,078	$(14,653)	$159,192

Banking Business Segment
For the three months ended September 30, 2025, the Banking Business Segment had income before income taxes of $153.8 million, compared to income before income taxes of $164.8 million for the three months ended September 30, 2024.
For the three months ended September 30, 2025, the Banking Business Segment’s net interest income decreased $1.3 million, or 0.4% compared to net interest income for the three months ended September 30, 2024. The decrease in net interest income was primarily due to a decrease in interest income on deposits in other financial institutions, primarily driven by lower rates earned, as well as lower interest earned on loans, reflecting lower rates earned, partially offset by higher average balances. These decreases were partially offset by a decrease in interest expense on demand and savings deposits, reflecting lower rates paid, partially offset by higher deposit balances.
The increase in non-interest income for the three months ended September 30, 2025 was primarily due to higher income on BOLI policies and more favorable servicing rights fair value adjustments in the current period.
For the three months ended September 30, 2025, the Banking Business Segment’s non-interest expense increased $10.2 million, or 8.6%, compared to non-interest expense for the three months ended September 30, 2024. The increase in non-interest expense for the three months ended September 30, 2025 reflected higher professional services expense, primarily due to higher legal expenses and acquisition-related costs associated with the Verdant acquisition, as well as higher data and operational processing expense.

We consider the ratios shown in the table below to be key indicators of the performance of our Banking Business Segment:

	For the Three Months Ended September 30,
	2025	2024
Efficiency ratio	42.89%	39.83%
Return on average assets	1.79%	2.17%
Interest rate spread	3.96%	4.16%
Net interest margin	4.80%	5.21%
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
Securities Business Segment
For the three months ended September 30, 2025, our Securities Business Segment had income before income taxes of $8.3 million, compared to income before income taxes of $9.1 million, for the three months ended September 30, 2024.
For the three months ended September 30, 2025, net interest income increased $0.9 million, or 12.8%, compared to net interest income for the three months ended September 30, 2024. The increase for the three months ended September 30, 2025 was primarily attributable to higher interest earned on securities borrowed, as well as deposits in other financial institutions.
For the three months ended September 30, 2025, non-interest income decreased $0.4 million, or 1.5%, compared to the three months ended September 30, 2024. The decrease was primarily driven by lower broker-dealer fee income as a result of lower rates earned on cash sorting balances, partially offset by higher average cash sorting balances. This decrease was partially offset by higher advisory fee income, primarily attributable to increased advisor statement fees and higher mutual fund balances.
For the three months ended September 30, 2025, non-interest expense increased $1.3 million or 4.5%, compared to the three months ended September 30, 2024. The increase reflects higher data and operational processing and professional services expenses.
The following table provides selected information for Axos Clearing:

(Dollars in thousands)	September 30, 2025	June 30, 2025
FDIC insured deposit program balances at banks	$1,534,502	$1,444,830
Margin balances	$239,067	$229,387
Cash reserves for the benefit of customers	$197,853	$146,835
Securities lending:
Interest-earning assets – securities borrowed	$182,518	$139,396
Interest-bearing liabilities – securities loaned	$204,620	$139,426
FINANCIAL CONDITION
Balance Sheet Analysis
Our total assets increased $2.6 billion, or 10.7%, to $27.4 billion at September 30, 2025, from $24.8 billion at June 30, 2025, primarily attributable to an increase in loans, mainly attributable to the Verdant acquisition, and higher cash and cash equivalents. Our total liabilities increased $2.5 billion, or 11.5%, to $24.6 billion at September 30, 2025 from $22.1 billion at June 30, 2025, primarily attributable to higher deposit balances, as well as secured financings assumed as part of the Verdant acquisition.

Loans and Allowance for Credit Losses - Loans
The following table sets forth the composition of the loan portfolio:

	September 30, 2025		June 30, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single Family - Mortgage & Warehouse	$4,540,889	19.6%	$4,395,278	20.4%
Multifamily and Commercial Mortgage	2,793,762	12.1%	2,940,739	13.6%
Commercial Real Estate	7,295,572	31.5%	6,937,187	32.2%
Commercial & Industrial - Non-RE	7,980,981	34.5%	6,795,497	31.6%
Auto & Consumer	531,044	2.3%	482,996	2.2%
Total gross loans	23,142,248	100.0%	21,551,697	100.0%
Allowance for credit losses - loans	(307,431)		(290,049)
Unaccreted discounts and loan fees	(199,680)		(212,038)
Total net loans	$22,635,137		$21,049,610

Management establishes an allowance for credit losses based upon its evaluation of the expected lifetime credit losses related to the amortized cost basis of loans on the balance sheet. The net charge-off rate for the three months ended September 30, 2025 was 0.11%, compared to 0.17% for the three months ended September 30, 2024. The decrease in the net charge-off rate was primarily driven by lower net charge-offs in the Commercial & Industrial - Non-RE portfolio. For additional information regarding the Company’s allowance for credit losses, see Note 5—“Loans & Allowance for Credit Losses” in the accompanying interim condensed consolidated financial statements. For a discussion of the provision for credit losses for the three months ended September 30, 2025, see Item 2—“Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.” We believe that the lower average LTV in the loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks.
Asset Quality
Non-performing Assets. Loans reaching 90 days past due are generally placed on nonaccrual status. Loans not yet reaching 90 days past due may be placed on nonaccrual status based on management’s assessment of the aging of contractual principal amounts due, among other factors. For an aging analysis of the Company’s loans held for investment as of September 30, 2025 and June 30, 2025, see Note 5—“Loans & Allowance for Credit Losses” in the accompanying interim condensed consolidated financial statements. Non-performing assets include nonaccrual loans plus other real estate owned and repossessed vehicles.
Non-performing assets consisted of the following:

(Dollars in thousands)	September 30, 2025	June 30, 2025	Increase (Decrease)
Non-performing assets:
Nonaccrual loans:
Single Family - Mortgage & Warehouse	$67,887	$44,196	$23,691
Multifamily and Commercial Mortgage	16,047	33,037	(16,990)
Commercial Real Estate	21,783	29,223	(7,440)
Commercial & Industrial - Non-RE	62,536	61,804	732
Auto & Consumer	2,157	2,126	31
Total nonaccrual loans	$170,410	$170,386	$24
Foreclosed real estate	4,383	4,535	(152)
Repossessed vehicles—Autos	559	505	54
Total non-performing assets	$175,352	$175,426	$(74)
Total nonaccrual loans as a percentage of total loans	0.74%	0.79%	(0.05)%
Total non-performing assets as a percentage of total assets	0.64%	0.71%	(0.07)%

Our non-performing assets remained flat at $175.4 million at September 30, 2025 compared to June 30, 2025, as an increase in the single family - mortgage & warehouse portfolio was offset by decreases in the multifamily and commercial mortgage and commercial real estate portfolios. Non-performing assets as a percentage of total assets decreased to 0.64% at September 30, 2025 from 0.71% at June 30, 2025.

Available-for-Sale Securities
Total available-for-sale securities were $57.8 million as of September 30, 2025, compared with $66.0 million at June 30, 2025. During the three months ended September 30, 2025, we received principal repayments of $8.6 million. The remainder of the change for the available-for-sale securities portfolio is attributable to changes in the fair value of the securities.
Deposits
Deposits increased by $1.4 billion, or 6.9%, to $22.3 billion at September 30, 2025, from $20.8 billion at June 30, 2025. As of September 30, 2025 compared with June 30, 2025, interest-bearing demand and savings increased $905.6 million, non-interest-bearing deposits increased by $346.6 million and time deposits increased $183.0 million.
The following table sets forth the composition of the deposit portfolio:

(Dollars in thousands)	September 30, 2025	June 30, 2025
Non-interest-bearing	$3,387,318	$3,040,696
Interest-bearing demand and savings	$17,565,868	$16,660,290
Time deposits	1,311,567	1,128,557
Total interest bearing	$18,877,435	$17,788,847
Total deposits[1]	$22,264,753	$20,829,543
1 Total deposits includes brokered deposits of $2,156.0 million and $1,801.1 million as of September 30, 2025 and June 30, 2025, respectively, which include brokered time deposits of $900.0 million and $700.0 million as of September 30, 2025 and June 30, 2025, respectively.

The following table sets forth the number of deposit accounts by type:

	September 30, 2025	June 30, 2025	September 30, 2024
Non-interest-bearing	51,876	50,967	49,086
Interest-bearing checking and savings accounts	562,880	546,678	527,058
Time deposits	2,704	2,956	4,379
Total number of deposit accounts	617,460	600,601	580,523
Total deposits that exceeded the FDIC insurance limit or were not collateralized at September 30, 2025 and June 30, 2025 were $3.0 billion and $2.6 billion, respectively. The maturities of non-collateralized time deposits that exceeded the FDIC insurance limit were as follows:

(Dollars in thousands)	September 30, 2025
3 months or less	$1,617
3 months to 6 months	5,928
6 months to 12 months	5,750
Over 12 months	1,708
Total	$15,003
Borrowings and Secured Financings
The following table sets forth the composition of our borrowings and the interest rates:

	September 30, 2025		June 30, 2025		September 30, 2024
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB Advances	$60,000	2.07%	$60,000	2.07%	$90,000	2.32%
Secured financings	736,968	5.52%	—	—%	—	—%
Borrowings, subordinated notes and debentures	510,064	5.50%	312,671	4.55%	313,519	4.56%
Total borrowings	$1,307,032	5.35%	$372,671	4.15%	$403,519	4.06%

Weighted average cost of total borrowings during the quarter	5.03%		4.66%		4.26%
Total borrowings as a percent of total assets	4.76%		1.50%		1.71%

We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the origination of loans and to provide us with interest rate risk protection should rates rise. On September 19, 2025, the Company completed the issuance of $200 million aggregate principal amount of the Company’s 2035 Notes, and on October 1, 2025, the Company completed the redemption of the $160.5 million aggregate principal amount outstanding of its 2030 Notes. For additional information see Note 12—“Borrowings, Subordinated Notes and Debentures” in the accompanying interim condensed consolidated financial statements.
Stockholders’ Equity
Stockholders’ equity increased $112.4 million to $2,793.1 million at September 30, 2025, compared to $2,680.7 million at June 30, 2025. The increase was primarily the result of net income for the three months ended September 30, 2025 of $112.4 million.
LIQUIDITY
Cash flow information is as follows:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2025	2024
Operating Activities	$118,433	$70,788
Investing Activities	$(1,033,379)	$(45,541)
Financing Activities	$1,624,187	$592,833
During the three months ended September 30, 2025, we had net cash inflows from operating activities of $118.4 million compared to inflows of $70.8 million for the three months ended September 30, 2024. Net operating cash inflows and outflows fluctuate primarily due to the timing of the following: originations of loans held for sale, proceeds from loan sales, securities borrowed and loaned, and customer, broker-dealer and clearing receivables and payables and changes in other assets and payables.
Net cash outflows from investing activities totaled $1,033.4 million for the three months ended September 30, 2025, while outflows totaled $45.5 million for the three months ended September 30, 2024. The increase in outflows was primarily due a higher net change in loans held for investment in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, and the Verdant acquisition in the three months ended September 30, 2025.
Net cash inflows from financing activities totaled $1,624.2 million for the three months ended September 30, 2025, compared to net cash inflows from financing activities of $592.8 million for the three months ended September 30, 2024. The increase in net cash inflows from financing was primarily driven by a higher net increase in deposits and the issuance of $200.0 million of subordinated notes during the three months ended September 30, 2025.
As of September 30, 2025, the Bank could borrow up to 35% of its total assets from the FHLB. Borrowings are collateralized by pledging certain mortgage loans and available-for-sale securities to the FHLB. At September 30, 2025, the Company had $2,709.3 million available immediately and $5,294.1 million available with additional collateral and the Company had $4,112.0 million of loans and $0.1 million of securities pledged to the FHLB. At September 30, 2025, the Company had $250.0 million in unsecured federal funds lines of credit with five major banks under which there were no borrowings outstanding.
The Bank has the ability to borrow short-term from the FRBSF Discount Window. At September 30, 2025, the Bank did not have any borrowings outstanding and the amount available from this source was $7,131.5 million. Borrowings are collateralized by pledging commercial loans and consumer loans. At September 30, 2025, the Bank had $8,320.3 million of loans pledged to the FRBSF.
Axos Clearing has a $150 million third-party secured line of credit available for borrowing, as needed. As of September 30, 2025, there was no amount outstanding on this credit facility. This credit facility bears interest at rates based on the Federal Funds rate and is due upon demand.
Axos Clearing has a $110 million third-party unsecured line of credit available for limited purpose borrowing. As of September 30, 2025, there was no amount outstanding on this credit facility. This credit facility bears interest at rates based on the Federal Funds rate and is due upon demand.

We view our liquidity sources to be stable and adequate for our anticipated needs and contingencies for both the short- and long-term. Due to the diversified sources of our deposits, while maintaining approximately 90% of our total Bank deposits in insured or collateralized accounts as of September 30, 2025, we believe we have the ability to increase our level of deposits, and have available other potential sources of funding, to address our liquidity needs for the foreseeable future.
For additional information on certain contractual and other obligations, see Note 10—“Commitments and Contingencies,” Note 12—“Borrowings, Subordinated Notes and Debentures,” Note 13—“Other Assets” and Note 14— “Variable Interest Entities” in the accompanying interim condensed consolidated financial statements and refer to Note 11—“Deposits,” Note 12—“Advances from the Federal Home Loan Bank” and Note 13—“Borrowings, Subordinated Notes and Debentures” in the 2025 Form 10-K.
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
CAPITAL RESOURCES AND REQUIREMENTS
The Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by the Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our Consolidated Financial Statements. The Federal Reserve establishes capital requirements for the Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for the Company and Bank. Information presented for September 30, 2025 reflects the Basel III capital requirements for both the Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. As part of its capital management, the Bank may pay dividends to the Company from time to time.
Quantitative measures established by regulation require the Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require the Company and Bank to maintain minimum ratios of tier 1 capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” the Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Additionally, the Bank is required to maintain a tangible capital ratio equal to at least 1.5% of total average assets. At September 30, 2025, the Company and Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since September 30, 2025 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support the Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Company and Bank both elected the five-year current expected credit losses (“CECL”) transition guidance for calculating regulatory capital and ratios, which allowed an entity to add back to regulatory capital the impact of the CECL adoption, subject to the five-year phase out. The phase out ended in fiscal year 2025 and the regulatory capital figures presented as of September 30, 2025 no longer reflect this adjustment.

The Company’s and Bank’s capital ratios and requirements were as follows:

	Axos Financial, Inc.		Axos Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	September 30, 2025	June 30, 2025	September 30, 2025	June 30, 2025
Regulatory Capital:
Tier 1	$2,587,308	$2,554,071	$2,353,480	$2,360,284
Common equity tier 1	$2,587,308	$2,554,071	$2,353,480	$2,360,284
Total capital	$3,373,421	$3,117,763	$2,612,328	$2,603,589

Assets:
Average adjusted	$25,225,934	$23,813,242	$24,297,872	$23,077,089
Total risk-weighted	$22,194,624	$20,404,204	$20,701,053	$19,003,094

Regulatory Capital Ratios:
Tier 1 leverage (to adjusted average assets)	10.26%	10.73%	9.69%	10.23%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	11.66%	12.52%	11.37%	12.42%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	11.66%	12.52%	11.37%	12.42%	8.00%	6.00%
Total capital (to risk-weighted assets)	15.20%	15.28%	12.62%	13.70%	10.00%	8.00%
Basel III requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At September 30, 2025 and June 30, 2025, our Company and Bank were in compliance with the capital conservation buffer requirement, which sets the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums to 7.0%, 8.5% and 10.5%, respectively.
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
The net capital position of Axos Clearing was as follows:

(Dollars in thousands)	September 30, 2025	June 30, 2025
Net capital	$91,442	$86,996
Excess Capital	$86,042	$81,834

Net capital as a percentage of aggregate debit items	33.87%	33.71%
Net capital in excess of 5% aggregate debit items	$77,942	$74,091
Axos Clearing, as a clearing broker, is subject to the SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the exclusive benefit of customers (“Customer Reserve Bank Account”) and proprietary accounts of brokers (“PAB Reserve Account”). As of September 30, 2025, Axos Clearing was in compliance with its Customer Reserve Bank Account and PAB Reserve Account deposit requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For further discussion of the Company’s market risk, see Item 7A—“Quantitative and Qualitative Disclosures About Market Risk” in the 2025 Form 10-K.
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
Banking Business Segment
The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at September 30, 2025 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	September 30, 2025
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$2,650,451	$—	$—	$—	$2,650,451
Available-for-sale securities[1]	31,902	4,650	16,598	4,648	57,798
Stock of the FHLB, at cost	29,737	—	—	—	29,737
Loans[2]	15,741,279	2,889,959	3,824,109	179,790	22,635,137
Loans held for sale	11,566	—	—	—	11,566
Total interest-earning assets	18,464,935	2,894,609	3,840,707	184,438	25,384,689
Non-interest-earning assets	—	—	—	—	1,151,874
Total assets	$18,464,935	$2,894,609	$3,840,707	$184,438	$26,536,563
Interest-bearing liabilities:
Interest-bearing deposits[3]	$18,725,056	$291,277	$177,051	$—	$19,193,384
Advances from the FHLB	—	—	60,000	—	60,000
Secured financings	116,843	113,297	530,952	21,331	782,423
Total interest-bearing liabilities	18,841,899	404,574	768,003	21,331	20,035,807
Other non-interest-bearing liabilities	—	—	—	—	3,825,056
Stockholders’ equity	—	—	—	—	2,675,700
Total liabilities and equity	$18,841,899	$404,574	$768,003	$21,331	$26,536,563
Net interest rate sensitivity gap	$(376,964)	$2,490,035	$3,072,704	$163,107	$5,348,882
Cumulative gap	$(376,964)	$2,113,071	$5,185,775	$5,348,882	$5,348,882
Net interest rate sensitivity gap—as a % of total interest earning assets	(1.49)%	9.81%	12.10%	0.64%	21.07%
Cumulative gap—as % of total cumulative interest earning assets	(1.49)%	8.32%	20.43%	21.07%	21.07%
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

The above table provides an approximation of the projected re-pricing of assets and liabilities at September 30, 2025 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are primarily based on modeled cash flows. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience and the implied forward rate curve, respectively. Actual repayments of these instruments could vary substantially if future experience differs from our historical experience.

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
The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the future 1-12 months’ and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Company assumes no growth in the balance sheet other than for retained earnings:

	As of September 30, 2025
	First 12 Months	Next 12 Months
(Dollars in thousands)	Percentage Change from Base	Percentage Change from Base
Up 200 basis points	6.7%	12.5%
Up 100 basis points	3.5%	6.2%
Down 100 basis points	(1.7)%	(3.4)%
Down 200 basis points	(1.0)%	(3.9)%
We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We analyze the MVE sensitivity to an immediate parallel and sustained shift in interest rates derived from the underlying interest rate curves.
The following table indicates the sensitivity of MVE to the interest rate movement described above:

As of September 30, 2025
(Dollars in thousands)	Percentage Change from Base
Up 200 basis points	4.7%
Up 100 basis points	3.2%
Down 100 basis points	(3.9)%
Down 200 basis points	(7.7)%
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
ITEM 4.CONTROLS AND PROCEDURES
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In addition, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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

PART II—OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
The information set forth in Note 10—“Commitments and Contingencies” in the accompanying interim condensed consolidated financial statements is incorporated herein by reference.
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
ITEM 1A.RISK FACTORS
We face a variety of risks that are inherent in our business and our industry. These risks are described in more detail under Item 1A—“Risk Factors” in the 2025 Form 10-K. We encourage you to read these factors in their entirety. Moreover, other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth our market repurchases of Axos common stock and the Axos common stock retained in connection with net settlement of RSU awards during the three months ended September 30, 2025.

(Dollars in thousands, except per share data)	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases[1]
Quarter Ended September 30, 2025
July 1, 2025 to July 31, 2025	—	$—	—	$—
August 1, 2025 to August 31, 2025	—	—	—	—
September 1, 2025 to September 30, 2025	—	—	—	—
For the Three Months Ended September 30, 2025	—	$—	—	$—

Stock Retained in Net Settlement[2]
July 1, 2025 to July 31, 2025	136
August 1, 2025 to August 31, 2025	5,706
September 1, 2025 to September 30, 2025	88,738
For the Three Months Ended September 30, 2025	94,580
1 On April 27, 2023, the Company announced a program to repurchase up to $100 million of its common stock and on each of February 12, 2024 and May 12, 2025, the Company announced an additional $100 million increase to the common stock repurchase program. The share repurchase program will continue in effect until terminated by the Board of Directors of the Company.
2 The Amended and Restated 2014 Stock Incentive Plan permits net settlement of stock issuances related to equity awards for purposes of payment of a grantee’s minimum income tax obligation. Stock retained in net settlement was purchased at the vesting price of associated RSU.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
    During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.EXHIBITS

Exhibit Number	Description	Incorporated By Reference to

4.1	Indenture, dated as February 24, 2022, between Axos Financial, Inc. and U.S. Bank Trust Company, as trustee	Exhibit 4.1 to the Current Report on Form 8-K filed on February 24, 2022

4.2	Second Supplemental Indenture, dated as of September 19, 2025, between Axos Financial, Inc. and U.S. Bank Trust Company, National Association, as trustee.	Exhibit 4.2 to the Current Report on Form 8-K filed on September 19, 2025

4.3	Form of Global Note to represent the 7.00% Fixed-to-Floating Rate Subordinated Notes due 2035 of Axos Financial, Inc.	Exhibit 4.2 to the Current Report on Form 8-K filed on September 19, 2025

10.1	Change of Control Severance Agreement between John Tolla and Axos Bank	Filed herewith.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Definition Document	Filed herewith.

104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Axos Financial, Inc.

Dated:	October 30, 2025	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	October 30, 2025	By:	/s/ Derrick K. Walsh
Derrick K. Walsh Executive Vice President and Chief Financial Officer (Principal Financial Officer)