Form 10-Q
period 2025-12-31
Axos Financial, Inc.
filed 2026-01-29
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock on the last practicable date: 56,678,249 shares of common stock, $0.01 par value per share, as of January 16, 2026.

AXOS FINANCIAL, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except par value)	December 31, 2025	June 30, 2025
ASSETS
Cash and cash equivalents	$1,010,048	$1,933,845
Restricted cash	330,463	242,509
Total cash, cash equivalents and restricted cash	1,340,511	2,176,354
Trading securities	880	649
Available-for-sale securities	811,126	66,008
Stock of regulatory agencies	35,167	35,163
Loans held for sale, carried at fair value	18,826	10,012
Loans—net of allowance for credit losses of $327,043 as of December 31, 2025 and $290,049 as of June 30, 2025	24,272,552	21,049,610
Servicing rights, carried at fair value	25,431	27,218
Securities borrowed	109,141	139,396
Customer, broker-dealer and clearing receivables	277,308	252,720
Goodwill and other intangible assets—net	196,119	134,502
Other assets	1,114,345	891,446
TOTAL ASSETS	$28,201,406	$24,783,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$3,246,199	$3,040,696
Interest bearing	19,986,549	17,788,847
Total deposits	23,232,748	20,829,543
Advances from the Federal Home Loan Bank	60,000	60,000
Secured financings	691,507	—
Borrowings, subordinated notes and debentures	364,814	312,671
Securities loaned	128,869	139,426
Customer, broker-dealer and clearing payables	358,727	350,606
Accounts payable and other liabilities	434,649	410,155
Total liabilities	25,271,314	22,102,401
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock—$0.01 par value; 150,000,000 shares authorized; 71,419,706 shares issued and 56,677,323 shares outstanding as of December 31, 2025; 71,101,642 shares issued and 56,483,617 shares outstanding as of June 30, 2025	714	711
Additional paid-in capital	566,837	548,895
Accumulated other comprehensive income (loss)—net of income tax	1,862	348
Retained earnings	2,859,274	2,618,525
Treasury stock, at cost; 14,742,383 shares as of December 31, 2025 and 14,618,025 shares as of June 30, 2025	(498,595)	(487,802)
Total stockholders’ equity	2,930,092	2,680,677
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,201,406	$24,783,078

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except earnings per common share)	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$478,086	$410,868	$907,661	$849,097
Securities borrowed and customer receivables	7,745	6,450	14,522	12,721
Investments and other	28,014	38,750	57,398	78,512
Total interest and dividend income	513,845	456,068	979,581	940,330
INTEREST EXPENSE:
Deposits	167,334	170,859	336,698	358,128
Advances from the Federal Home Loan Bank	313	507	626	1,036
Securities loaned	269	480	554	1,020
Other borrowings	14,220	4,123	18,944	7,999
Total interest expense	182,136	175,969	356,822	368,183
Net interest income	331,709	280,099	622,759	572,147
Provision for credit losses	25,000	12,248	42,255	26,248
Net interest income, after provision for credit losses	306,709	267,851	580,504	545,899
NON-INTEREST INCOME:
Broker-dealer fee income	11,145	11,039	22,093	22,099
Advisory fee income	8,829	7,982	17,354	15,927
Banking and service fees	31,732	9,813	42,552	18,426
Mortgage banking and servicing rights income	644	(1,797)	2,039	(1,347)
Prepayment penalty fee income	1,028	762	1,680	1,303
Total non-interest income	53,378	27,799	85,718	56,408
NON-INTEREST EXPENSE:
Salaries and related costs	82,204	74,097	158,809	148,390
Data and operational processing	21,825	19,314	43,882	38,299
Depreciation and amortization	23,205	7,031	31,546	14,481
Advertising and promotional	12,702	11,045	24,909	25,298
Professional services	9,293	9,072	22,626	18,967
Occupancy and equipment	5,191	4,206	9,811	8,524
FDIC and regulatory fees	6,749	6,992	12,368	12,948
Broker-dealer clearing charges	4,282	4,299	8,485	8,606
General and administrative expense	19,123	9,264	28,384	17,272
Total non-interest expense	184,574	145,320	340,820	292,785
INCOME BEFORE INCOME TAXES	175,513	150,330	325,402	309,522
INCOME TAXES	47,116	45,643	84,653	92,495
NET INCOME	$128,397	$104,687	$240,749	$217,027
Basic earnings per common share	$2.27	$1.83	$4.25	$3.81
Diluted earnings per common share	$2.22	$1.80	$4.17	$3.72

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2025	2024	2025	2024
NET INCOME	$128,397	$104,687	$240,749	$217,027
Net unrealized gain (loss) from available-for-sale securities, net of income tax	1,287	(784)	1,541	535
Net unrealized gain (loss) on cash flow hedges, net of income tax	511	4,556	(27)	4,938
Other comprehensive income (loss)	1,798	3,772	1,514	5,473
COMPREHENSIVE INCOME	$130,195	$108,459	$242,263	$222,500

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended December 31, 2025
	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Retained Earnings	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
BALANCE—September 30, 2025	71,356,152	(14,712,605)	56,643,547	$714	$557,740	$64	$2,730,877	$(496,274)	$2,793,121
Net income	—	—	—	—	—	—	128,397	—	128,397
Other comprehensive income (loss)	—	—	—	—	—	1,798	—	—	1,798
Stock-based compensation activity	63,554	(29,778)	33,776	—	9,097	—	—	(2,321)	6,776
BALANCE—December 31, 2025	71,419,706	(14,742,383)	56,677,323	$714	$566,837	$1,862	$2,859,274	$(498,595)	$2,930,092

	For the Six Months Ended December 31, 2025
	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Retained Earnings	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2025	71,101,642	(14,618,025)	56,483,617	$711	$548,895	$348	$2,618,525	$(487,802)	$2,680,677
Net income	—	—	—	—	—	—	240,749	—	240,749
Other comprehensive income (loss)	—	—	—	—	—	1,514	—	—	1,514
Stock-based compensation activity	318,064	(124,358)	193,706	3	17,942	—	—	(10,793)	7,152
BALANCE—December 31, 2025	71,419,706	(14,742,383)	56,677,323	$714	$566,837	$1,862	$2,859,274	$(498,595)	$2,930,092

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended December 31, 2024
	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Retained Earnings	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
BALANCE—September 30, 2024	70,562,333	(13,470,117)	57,092,216	$706	$520,795	$(765)	$2,297,957	$(412,965)	$2,405,728
Net income	—	—	—	—	—	—	104,687	—	104,687
Other comprehensive income (loss)	—	—	—	—	—	3,772	—	—	3,772
Stock-based compensation activity	8,999	(3,583)	5,416	—	8,067	—	—	(292)	7,775
BALANCE—December 31, 2024	70,571,332	(13,473,700)	57,097,632	$706	$528,862	$3,007	$2,402,644	$(413,257)	$2,521,962

	For the Six Months Ended December 31, 2024
	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Retained Earnings	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2024	70,221,632	(13,327,067)	56,894,565	702	510,232	(2,466)	2,185,617	(403,489)	2,290,596
Net income	—	—	—	—	—	—	217,027	—	217,027
Other comprehensive income (loss)	—	—	—	—	—	5,473	—	—	5,473
Stock-based compensation activity	349,700	(146,633)	203,067	4	18,630	—	—	(9,768)	8,866
BALANCE—December 31, 2024	70,571,332	(13,473,700)	57,097,632	$706	$528,862	$3,007	$2,402,644	$(413,257)	$2,521,962

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	December 31,
(Dollars in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$240,749	$217,027
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	31,546	14,481
Other accretion and amortization	(61,084)	(58,723)
Stock-based compensation expense	21,342	19,855
Trading activity	(231)	112
Provision for credit losses	42,255	26,248
Deferred income taxes	54,877	(15,419)
Origination of loans held for sale	(108,131)	(136,396)
Unrealized and realized gains on loans held for sale	(1,539)	(1,495)
Proceeds from sale of loans held for sale	93,606	133,064
Change in the fair value of servicing rights	2,417	1,278
Gain on repurchase of subordinated notes	—	(604)
Net change in assets and liabilities which provide (use) cash:
Securities borrowed	30,255	(47,460)
Customer, broker-dealer and clearing receivables	(24,588)	(58,859)
Other assets	(49,535)	96,702
Securities loaned	(10,557)	61,081
Customer, broker-dealer and clearing payables	8,121	8,466
Accounts payable and other liabilities	(46,962)	(26,060)
Net cash provided by operating activities	222,541	233,298
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(758,755)	(22,382)
Proceeds from sale and repayment of available-for-sale securities	15,840	67,004
Purchase of stock of regulatory agencies	—	(12,446)
Net change in loans held for investment	(2,304,838)	(439,354)
Proceeds from sale of loans originally classified as held for investment	137,314	223,011
Proceeds from sale of other real estate owned and repossessed assets	802	999
Purchase of BOLI policies	—	(100,000)
Acquisition of business, net of cash acquired	(474,448)	—
Purchases of furniture, equipment, software and intangibles	(27,841)	(23,870)
Purchases of other investments	(5,664)	(7,801)
Distributions received from other investments	75	81
Net cash used in investing activities	(3,417,515)	(314,758)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	2,403,205	575,687
Repayments of the Federal Home Loan Bank term advances	—	(30,000)
Net (repayment) proceeds of other borrowings	15,000	45,000
Redemption of subordinated notes	(160,500)	—
Payments related to settlement of restricted stock units	(10,793)	(9,769)
Repayment of secured financings	(84,920)	—
Repurchase of subordinated notes	—	(11,803)
Payment of debt issuance costs	(2,861)	—
Proceeds from issuance of subordinated notes	200,000	—
Net cash provided by financing activities	2,359,131	569,115

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	December 31,
(Dollars in thousands)	2025	2024
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(835,843)	487,655
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of year	$2,176,354	$2,185,776
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$1,340,511	$2,673,431
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on interest-bearing liabilities	354,527	367,008
Income taxes paid	93,542	89,508
Transfers to other real estate and repossessed vehicles from loans held for investment	1,459	1,142
Transfers from loans held for investment to loans held for sale	136,589	227,539
Transfers from loans held for sale to loans held for investment	5,897	—
Operating lease liabilities from obtaining right of use assets	5,887	2,111
Non-cash Contingent Consideration	30,810	—
See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2025 AND 2024
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
The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three and six months ended December 31, 2025 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or not repeated herein pursuant to the rules and regulations of the SEC with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2025 included in the 2025 Form 10-K.
Significant Accounting Policies
For further information regarding the Company’s significant accounting policies, see Note 1—“Organizations and Summary of Significant Accounting Policies” in the 2025 Form 10-K. During the six months ended December 31, 2025, there were no significant updates to the Company’s significant accounting policies, other than as noted below and the adoption of the accounting standards noted herein.
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
Additionally, the Company applies hedge accounting to certain derivative instruments for interest rate risk management purposes. The Company uses such derivative instruments to hedge the fair value of certain fixed-rate available-for-sale investment securities and forecasted variable cash flows from floating-rate deposits. For designated cash flow hedges, changes in the fair value of the derivatives are initially recorded in other comprehensive income (“OCI”) and subsequently recognized in earnings once the hedged item affects earnings. Derivative gains and losses reclassified to earnings are recognized in interest expense on the Condensed Consolidated Statements of Income, consistent with the hedged floating-rate deposits. For designated fair value hedges, the change in the fair value of the derivative, offset by the change in the fair value attributable to the change in the associated benchmark interest rate of the hedged asset, is recognized in earnings each period in “Interest and dividend income—Investments and other” on the Condensed Consolidated Statements of Income.

Hedge accounting relationships, including the associated risk management objective and strategy, are formally documented at inception. Additionally, the effectiveness of hedge accounting relationships is monitored throughout the duration of the hedge period. For cash flow hedges, hedge accounting treatment is discontinued either when the derivative is terminated, when it is determined that a derivative is not expected to be, or has ceased to be, effective as a hedge or if the Company removes the cash flow hedge designation. If a hedge accounting relationship is terminated, the amount in accumulated other comprehensive income (“AOCI”) is recognized in earnings when the cash flows that were originally hedged affect earnings. However, if the original hedged transaction is deemed probable not to occur, the corresponding amount in recorded AOCI is immediately recognized in income. For fair value hedges, hedge accounting treatment is discontinued when the criteria to be eligible for fair value hedge accounting is no longer satisfied, the derivative is terminated or if the Company removes the fair value hedge designation. If a fair value hedge accounting relationship is discontinued, any basis adjustment remaining on the hedged item is amortized to interest income or interest expense over the remaining life of the hedged item using the level-yield interest method.
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
In connection with its derivative transactions, the Company may receive or pledge cash collateral with its counterparties or central clearinghouses to satisfy initial, maintenance and/or variation margin requirements. Any required margin posted by the Company, other than variation margin on centrally-cleared derivatives, is included in “Restricted cash” in the Condensed Consolidated Balance Sheets. Variation margin on centrally-cleared derivatives is considered settlement of the derivative transaction, and as such, is presented net against the centrally-cleared derivative asset or liability within “Other assets” or “Accounts payable and other liabilities,” respectively, in the Condensed Consolidated Balance Sheets.
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
In November 2025, the FASB issued ASU 2025‑08, which amends existing guidance for certain purchased seasoned loans which are not considered purchased credit deteriorated (“PCD”) loans. Following adoption of this guidance, purchased loans meeting certain criteria at acquisition are recognized at their purchase price plus an allowance for expected credit losses, in line with the existing accounting treatment of PCD loans. The standard is effective for all entities for annual reporting periods beginning after December 15, 2026, and for interim periods within those annual reporting periods, with early adoption permitted in an interim or annual reporting period. The Company does not expect any significant impact on its financial condition or results of operations upon adoption.

In November 2025, the FASB issued ASU 2025‑09, which amends certain hedge accounting guidance. Among other changes, this ASU permits groups of forecasted transactions in a designated cash flow hedging relationship using a single derivative to share similar risk characteristics versus the same risk characteristics as required under existing guidance. The standard is effective for all entities for annual reporting periods beginning after December 15, 2026, and for interim periods within those annual reporting periods. This standard is to be applied on a prospective basis for all hedging relationships and early adoption is permitted. The Company does not expect any significant impact on its financial condition or results of operations upon adoption.

In December 2025, the FASB issued ASU 2025‑11, which clarifies interim disclosure requirements, including providing a comprehensive list of interim disclosure requirements under U.S. GAAP and a disclosure principle that requires entities to disclose events since the last annual reporting period that have a material impact on the entity. The standard is effective for interim periods within annual reporting periods beginning after December 15, 2027. The Company does not expect any significant impact on its financial condition or results of operations upon adoption.

In December 2025, the FASB issued ASU 2025-12, which clarifies or otherwise modifies U.S. GAAP in a number of areas. The standard is effective for all entities for annual reporting periods beginning after December 15, 2026, and for interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period and adoption can be applied on prospectively or retrospectively, as well as on an issue-by-issue basis. The Company does not expect any significant impact on its financial condition or results of operations upon adoption.
2.     ACQUISITIONS
Verdant Commercial Capital, LLC. On September 30, 2025, the Company completed the acquisition of 100% of the membership interests in Verdant Commercial Capital, LLC (“Verdant”) in an all-cash transaction, which increases the Company’s scale and enhances the Company’s existing equipment leasing business.
The following table presents the purchase price for the acquisition of Verdant as of September 30, 2025, inclusive of certain purchase price adjustments identified during the measurement period:

(Dollars in thousands)
Adjusted Verdant book value[1]	$34,822
Purchase price premium paid by Axos	3,483
PURCHASE PRICE	$38,305
1 Represents September 30, 2025 Verdant book value adjusted for certain items, including provision for credit losses and debt prepayment fees, according to the terms of the acquisition agreement.

In the transaction, the Company acquired approximately $1.2 billion of loans and leases, including direct financing leases and equipment under operating lease arrangements. Total consideration for the transaction was approximately $566.9 million, comprising $500.0 million to settle certain debt of Verdant, cash of $36.1 million (adjusted for net purchase price adjustments identified during the measurement period), and potential performance-based cash consideration (“Contingent Consideration”), which was determined to have a fair value of $30.8 million as of September 30, 2025. This Contingent Consideration can be earned over a four-year period commencing with the date of acquisition, and the potential payment of which ranges from zero to $50.0 million based on the return on equity of Verdant. This Contingent Consideration is included in “Accounts payable and other liabilities” in the Condensed Consolidated Balance Sheet. For additional information related to the Contingent Consideration, see Note 3—“Fair Value.”
Upon acquisition, the assets and liabilities of Verdant were adjusted to their respective fair values (with the exception of PCD assets, as further discussed below) as of the closing date of the transaction, including the identifiable intangible assets acquired. Goodwill has been recorded representing the excess of the purchase price over the fair value of the net assets acquired and is expected to be fully tax-deductible. The goodwill recognized is the result of expected synergies and operational efficiencies, among other factors, and has been assigned to the Banking Business Segment. The Company’s accounting for the acquisition has not been finalized as the Company continues to evaluate the post-closing adjustment amount. As such, the Company made certain adjustments to the preliminary purchase consideration allocation during the three months ended December 31, 2025. The allocation may be further updated, if necessary, through the measurement period, which ends no later than one year from the acquisition date.
The following table provides the Verdant preliminary purchase consideration allocation as of the date of acquisition, including any purchase price adjustments identified during the measurement period:

(Dollars in thousands)	September 30, 2025
ASSETS:
Cash and cash equivalents	$31,635
Restricted cash	34,924
Loans—net of allowance for credit losses of $7,795	1,020,322
Other assets[1]	223,842
Goodwill and other intangible assets—net	65,557
TOTAL ASSETS	$1,376,280
LIABILITIES:
Secured financings	$778,110
Accounts payable and other liabilities	31,279
TOTAL LIABILITIES	$809,389
TOTAL CONSIDERATION (Including $500.0 million to settle certain debt of Verdant and $30.8 million of Contingent Consideration)	$566,891
Amount paid to settle certain debt of Verdant, excluding $2.2 million of transaction costs included in the purchase price	(497,776)
Contingent Consideration	(30,810)
PURCHASE PRICE	$38,305
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
Verdant’s results are included in the Company’s consolidated results from September 30, 2025. Verdant net revenue included in Company’s Condensed Consolidated Statement of Income for the three and six months ended December 31, 2025 was $30.1 million for both periods. Verdant had net income of $2.3 million for the three months ended December 31, 2025 (using the Company’s effective income tax rate for the period) and incurred a net loss of $3.5 million for the six months ended December 31, 2025.
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

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(Dollars in thousands)	2025	2024	2025	2024
Net interest income	331,709	284,540	629,182	580,000
Non-interest income	53,378	29,921	88,718	61,286
Net income	128,397	99,516	232,830	206,234

3.     FAIR VALUE
The following tables set forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2025 and June 30, 2025. Assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement:

	December 31, 2025
(Dollars in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Trading securities	$880	$—	$880
Available-for-sale securities:
United States Treasury securities	746,100	—	746,100
Agency MBS	58,713	—	58,713
Non-Agency MBS	—	6,313	6,313
Total—Available-for-sale securities:	$804,813	$6,313	$811,126
Loans held for sale	$18,826	$—	$18,826
Servicing rights	$—	$25,431	$25,431
Other assets—Derivative instruments[1]	$19,146	$—	$19,146
LIABILITIES:
Accounts payable and other liabilities—Derivative instruments	$54,014	$—	$54,014
Accounts payable and other liabilities—Contingent Consideration	$—	$30,810	$30,810

	June 30, 2025
(Dollars in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Trading securities	$649	$—	$649
Available-for-sale securities:
Agency MBS	46,757	—	46,757
Non-Agency MBS	—	15,569	15,569
Municipal	3,682	—	3,682
Total—Available-for-sale securities:	$50,439	$15,569	$66,008
Loans held for sale	$10,012	$—	$10,012
Servicing rights	$—	$27,218	$27,218
Other assets—Derivative instruments[1]	$17,734	$—	$17,734
LIABILITIES:			$—
Accounts payable and other liabilities—Derivative instruments	$68,498	$—	$68,498
[1] Other assets - Derivative instruments are presented net of $41.4 million and $55.4 million of variation margin on centrally-cleared derivatives as of December 31, 2025 and June 30, 2025, respectively.

The following section describes the valuation methodologies used by the Company to measure various financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified. For additional information on the other valuation methodologies used by the Company, see Note 3—“Fair Value” in the 2025 Form 10-K.
Securities—trading and available-for-sale. During the three months ended December 31, 2025, the Company purchased United States Treasury securities that it classified as available‑for‑sale. These securities are measured at fair value using quoted prices in active markets for similar assets and are classified under Level 2 of the fair value hierarchy.
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

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	December 31, 2025
(Dollars in thousands)	Available-for-sale Securities: Non-Agency MBS	Servicing Rights[1]	Accounts payable and other liabilities—Contingent Consideration	Total
Opening balance	$11,192	$26,243	$30,810	$68,245
Total gains or losses for the period:
Included in earnings—Mortgage banking and servicing rights income	—	(1,189)	—	(1,189)
Included in earnings—General and administrative expense	—	—	—
Included in other comprehensive income	(103)	—	—	(103)
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	—	377	—	377
Settlements	(4,776)	—	—	(4,776)
Closing balance	$6,313	$25,431	$30,810	$62,554

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(1,189)	$—	$(1,189)

	For the Six Months Ended
	December 31, 2025
(Dollars in thousands)	Available-for-sale Securities: Non-Agency MBS	Servicing Rights[1]	Accounts payable and other liabilities—Contingent Consideration	Total
Opening Balance	$15,569	$27,218	$—	$42,787
Total gains or losses for the period:
Included in earnings—Mortgage banking and servicing rights income	—	(2,378)	—	(2,378)
Included in earnings—General and administrative expense	—	—	—
Included in other comprehensive income	13	—	—	13
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	—	591	30,810	31,401
Settlements	(9,269)	—		(9,269)
Closing balance	$6,313	$25,431	$30,810	$62,554

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(2,378)	$—	$(2,378)
1 Earnings from servicing rights were attributable to: time and payoffs, representing a decrease in servicing rights value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period of $0.1 million and $0.5 million for the three and six months ended December 31, 2025, respectively, and a decrease in servicing rights value resulting from market-driven changes in interest rates of $1.0 million and $1.8 million for the three and six months ended December 31, 2025, respectively. Additions to servicing rights were related to purchases and servicing rights retained upon sale of loans held for sale.

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

The table below summarizes the quantitative information about Level 3 fair value measurements:

	December 31, 2025
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Available-for-sale securities: Non-Agency MBS	$6,313	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over SOFR Swaps, Credit Enhancement	2.5 to 30.0% (11.0%) 1.5 to 3.0% (1.9%) 35.0 to 68.9% (54.7%) 2.5 to 4.2% (3.0%) 0.0 to 88.4% (31.3%)
Servicing Rights	$25,431	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	4.7 to 33.9% (10.7%) 2.1 to 12.8 (8.6) 9.5 to 11.2% (9.8%)
Accounts payable and other liabilities—Contingent Consideration	$30,810	Nelson-Siegal Stochastic Model	Monthly Asset Growth, Credit Spread	(7.4)% to 14.5% (3.6%) 2.9% to 2.9% (2.9%)

	June 30, 2025
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Available-for-sale securities: Non-Agency MBS	$15,569	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over SOFR Swaps, Credit Enhancement	2.5 to 30.0% (22.4%) 1.5 to 11.9% (8.7%) 35.0 to 68.9% (43.4%) 2.5 to 4.1% (2.7%) 0.0 to 99.0% (39.2%)
Servicing Rights	$27,218	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	5.2 to 26.6% (9.7%) 2.5 to 12.8 (9.3) 9.5 to 11.2% (9.8%)
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
The aggregate fair value of loans held for sale, carried at fair value, the contractual balance (including accrued interest), and the unrealized gain were:

(Dollars in thousands)	December 31, 2025	June 30, 2025
Aggregate fair value	$18,826	$10,012
Contractual balance	18,485	9,870
Unrealized gain	$341	$142

The total interest income and amount of gains and losses from changes in fair value included in earnings for loans held for sale, carried at fair value, were:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(Dollars in thousands)	2025	2024	2025	2024
Interest income	$185	$249	$366	$537
Change in fair value	(203)	(384)	337	(367)
Total	$(18)	$(135)	$703	$170
Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments at December 31, 2025 and June 30, 2025 were:

	December 31, 2025
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	$1,340,511	$1,340,511	$—	$—	$1,340,511
Trading securities	880	—	880	—	880
Available-for-sale securities	811,126	—	804,813	6,313	811,126
Stock of regulatory agencies	35,167	—	35,167	—	35,167
Loans held for sale, at fair value	18,826	—	18,826	—	18,826
Loans held for investment—net	24,272,552	—	—	24,537,923	24,537,923
Securities borrowed	109,141	—	—	108,050	108,050
Customer, broker-dealer and clearing receivables	277,308	—	—	275,508	275,508
Servicing rights	25,431	—	—	25,431	25,431
Other assets - derivative instruments[1]	19,146	—	19,146	—	19,146
Financial liabilities:
Total deposits	23,232,748	—	22,880,166	—	22,880,166
Advances from the Federal Home Loan Bank	60,000	—	57,332	—	57,332
Secured financings	691,507	—	687,602	—	687,602
Borrowings, subordinated notes and debentures	364,814	—	356,314	—	356,314
Securities loaned	128,869	—	—	128,214	128,214
Customer, broker-dealer and clearing payables	358,727	—	—	358,727	358,727
Accounts payable and other liabilities - derivative instruments	54,014	—	54,014	—	54,014
Accounts payable and other liabilities - Contingent Consideration	30,810	—	—	30,810	30,810

	June 30, 2025
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	$2,176,354	$2,176,354	$—	$—	$2,176,354
Trading securities	649	—	649	—	649
Available-for-sale securities	66,008	—	50,439	15,569	66,008
Stock of regulatory agencies	35,163	—	35,163	—	35,163
Loans held for sale, at fair value	10,012	—	10,012	—	10,012
Loans held for investment—net	21,049,610	—	—	21,288,921	21,288,921
Securities borrowed	139,396	—	—	138,103	138,103
Customer, broker-dealer and clearing receivables	252,720	—	—	251,126	251,126
Servicing rights	27,218	—	—	27,218	27,218
Other assets - derivative instruments[1]	17,734	—	17,734	—	17,734
Financial liabilities:
Total deposits	20,829,543	—	20,642,953	—	20,642,953
Advances from the Federal Home Loan Bank	60,000	—	56,934	—	56,934
Borrowings, subordinated notes and debentures	312,671	—	285,282	—	285,282
Securities loaned	139,426	—	—	138,698	138,698
Customer, broker-dealer and clearing payables	350,606	—	—	350,606	350,606
Accounts payable and other liabilities - derivative instruments	68,498	—	68,498	—	68,498
1 Other assets - derivative assets are presented net of $41.4 million and $55.4 million of variation margin on centrally-cleared derivatives as of December 31, 2025 and June 30, 2025, respectively.
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
4.         AVAILABLE-FOR-SALE SECURITIES
The amortized cost and fair value of available-for-sale securities were:

	December 31, 2025
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
United States Treasury securities	$744,378	$1,722	$—	$746,100
Mortgage-backed securities (MBS):
Agency[1]	$59,797	$428	$(1,512)	$58,713
Non-agency[2]	5,126	1,275	(88)	6,313
Total mortgage-backed securities	64,923	1,703	(1,600)	65,026
Total available-for-sale securities	$809,301	$3,425	$(1,600)	$811,126

	June 30, 2025
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
Agency[1]	$48,229	$327	$(1,799)	$46,757
Non-agency[2]	14,395	1,232	(58)	15,569
Total mortgage-backed securities	62,624	1,559	(1,857)	62,326
Municipal	3,682	—	—	3,682
Total available-for-sale securities	$66,306	$1,559	$(1,857)	$66,008
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

The Company evaluates available-for-sale securities in an unrealized loss position based on an analysis of a number of factors, including, but not limited to: (1) the credit characteristics of the securities, such as the forecasted cash flows, credit ratings, credit enhancement, and government agency or government-sponsored enterprise backing, as applicable; and (2) whether the Company intends to sell or will be required to sell any of the securities before recovering the amortized cost basis. Based on its analysis, the Company determined the unrealized losses on available-for-sale securities are primarily driven by the increase in interest rates since the securities were purchased, and accordingly no credit losses were recognized on available-for-sale securities in the three and six months ended December 31, 2025 and December 31, 2024. There was no amount in the allowance for credit losses for available-for-sale securities at December 31, 2025 and June 30, 2025.
The face amounts of available-for-sale securities pledged to secure borrowings were $750.6 million and $0.6 million as of December 31, 2025 and June 30, 2025.

There were no sales of available-for-sale securities during the three and six months ended December 31, 2025.
Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were:

	December 31, 2025
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
United States Treasury securities	$—	$—	$—	$—	$—	$—
MBS:
Agency	$12,558	$(34)	$15,733	$(1,478)	$28,291	$(1,512)
Non-agency	2,803	(64)	189	(24)	2,992	(88)
Total MBS	15,361	(98)	15,922	(1,502)	31,283	(1,600)
Total available-for-sale securities	$15,361	$(98)	$15,922	$(1,502)	$31,283	$(1,600)

	June 30, 2025
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
Agency	$108	$—	$16,212	$(1,799)	$16,320	$(1,799)
Non-agency	2,138	(43)	10,695	(15)	12,833	(58)
Total MBS	2,246	(43)	26,907	(1,814)	29,153	(1,857)
Total available-for-sale securities	$2,246	$(43)	$26,907	$(1,814)	$29,153	$(1,857)
The following table sets forth the expected maturity distribution of our mortgage-backed securities, which is based on assumed prepayment rates, and the maturity distribution of our non-MBS, which is based on the contractual maturity:

	As of December 31, 2025
(Dollars in thousands)	Total Amount	Due Within One Year	Due after One but within Five Years	Due after Five but within Ten Years	Due After Ten Years
United States Treasury securities	$744,378	$—	$497,800	$246,578	$—
MBS:
Agency	$59,797	$14,657	$35,182	$8,761	$1,197
Non-Agency	5,126	1,852	1,091	1,138	1,045
Total MBS	$64,923	$16,509	$36,273	$9,899	$2,242
Available-for-sale—Amortized cost	$809,301	$16,509	$534,073	$256,477	$2,242
Available-for-sale—Fair value	$811,126	$16,429	$534,801	$257,471	$2,425

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
The following table sets forth the composition of the loan portfolio:

(Dollars in thousands)	December 31, 2025	June 30, 2025
Single Family - Mortgage & Warehouse	$4,795,055	$4,395,278
Multifamily and Commercial Mortgage	2,497,905	2,940,739
Commercial Real Estate	8,402,806	6,937,187
Commercial & Industrial - Non-RE	8,503,598	6,795,497
Auto & Consumer	576,243	482,996
Total gross loans	24,775,607	21,551,697
Allowance for credit losses - loans	(327,043)	(290,049)
Unaccreted premiums (discounts) and loan fees	(176,012)	(212,038)
Total net loans	$24,272,552	$21,049,610

Accrued interest receivable on loans held for investments totaled $122.6 million and $109.6 million as of December 31, 2025 and June 30, 2025, respectively.
At December 31, 2025 and June 30, 2025, the Company pledged certain loans totaling $4,025.1 million and $4,284.7 million, respectively, to the Federal Home Loan Bank (“FHLB”) and $10,358.8 million and $8,227.7 million, respectively, to the Federal Reserve Bank of San Francisco (“FRBSF”).
The following table presents loan-to-value (“LTV”) for the Company’s real estate loans outstanding as of December 31, 2025:

	Total Real Estate Loans	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate
Weighted-Average LTV	49%	57%	51%	44%
Median LTV	50%	53%	41%	46%
The following table presents the components of the provision for credit losses:

	For the Three Months December 31,		For the Six Months Ended December 31,
(Dollars in thousands)	2025	2024	2025	2024
Provision for credit losses - loans	$22,250	$11,748	$37,505	$23,248
Provision for credit losses - unfunded lending commitments	2,750	500	4,750	3,000
Total provision for credit losses	$25,000	$12,248	$42,255	$26,248
The following tables summarize activity in the allowance for credit losses - loans by portfolio segment:

	For the Three Months Ended December 31, 2025
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Balance at October 1, 2025	$10,171	$21,283	$120,349	$138,037	$17,591	$307,431
Provision (benefit) for credit losses - loans	(1,469)	30	9,789	11,986	1,914	22,250
Charge-offs	(11)	(538)	—	(2,130)	(2,079)	(4,758)
Recoveries	368	10	—	840	902	2,120
Balance at December 31, 2025	$9,059	$20,785	$130,138	$148,733	$18,328	$327,043

	For the Three Months Ended December 31, 2024
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Balance at October 1, 2024	$17,453	$65,608	$95,032	$76,555	$9,206	$263,854
Provision (benefit) for credit losses - loans	(1,355)	(6,334)	7,422	8,030	3,985	11,748
Charge-offs	—	(3,197)	—	(130)	(2,495)	(5,822)
Recoveries	6	—	—	—	819	825
Balance at December 31, 2024	$16,104	$56,077	$102,454	$84,455	$11,515	$270,605

	For the Six Months Ended December 31, 2025
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Balance at July 1, 2025	$12,109	$26,238	$113,804	$121,641	$16,257	$290,049
Allowance for credit losses at acquisition of PCD loans	—	—	—	7,795	—	7,795
Provision (benefit) for credit losses - loans	(3,040)	(1,007)	16,338	20,842	4,372	37,505
Charge-offs	(406)	(4,456)	(4)	(2,385)	(3,865)	(11,116)
Recoveries	396	10	—	840	1,564	2,810
Balance at December 31, 2025	$9,059	$20,785	$130,138	$148,733	$18,328	$327,043

	For the Six Months Ended December 31, 2024
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Balance at July 1, 2024	$16,943	$70,771	$87,780	$76,032	$9,016	$260,542
Provision (benefit) for credit losses - loans	(891)	(8,140)	14,674	11,585	6,020	23,248
Charge-offs	—	(6,554)	—	(3,162)	(5,344)	(15,060)
Recoveries	52	—	—	—	1,823	1,875
Balance at December 31, 2024	$16,104	$56,077	$102,454	$84,455	$11,515	$270,605
For the three and six months ended December 31, 2025, the allowance for credit losses for loans increased primarily due to the provision for credit losses, partially offset by net charge-offs. The provision for credit losses for the three months ended December 31, 2025 reflects loan growth primarily in the commercial real estate and commercial & industrial - Non-RE portfolios, as well as the impact of macroeconomic variables used in the allowance for credit losses model, primarily the forecasted consumer price index, corporate bond yields, and the five-year U.S. Treasury rate. For the six months ended December 31, 2025, the increase in the allowance for credit losses was also due to the Verdant acquisition, which included the acquisition of PCD assets and also resulted in a post-acquisition provision for credit losses on the loans and leases acquired.
Loan products within each portfolio contain varying collateral types which impact the estimate of the loss given default utilized in the calculation of the allowance for credit losses for loans. For further discussion of the model method of estimating expected lifetime credit losses, see Note 1—“Organizations and Summary of Significant Accounting Policies” in the 2025 Form 10-K.

As part of its lending activities, the Company makes certain off-balance lending commitments. For additional information on these and other commitments, see Note 10—“Commitments and Contingencies.” The following tables present a summary of the activity in the allowance for credit losses for off-balance sheet lending commitments:

	Three Months Ended December 31,
(Dollars in thousands)	2025	2024
Balance at October 1,	$12,891	$12,723
Provision (benefit) for credit losses - unfunded lending commitments	2,750	500
Balance at December 31,	$15,641	$13,223

	Six Months Ended December 31,
(Dollars in thousands)	2025	2024
Balance at July 1,	$10,891	$10,223
Provision (benefit) for credit losses - unfunded lending commitments	4,750	3,000
Balance at December 31,	$15,641	$13,223
The increase in the allowance for off-balance sheet lending commitments for the three and six months ended December 31, 2025, was primarily driven by unfunded lending commitment growth, primarily in the commercial real estate and commercial & industrial - non-RE portfolios.
Credit Quality Disclosures. The following tables provide the composition of loans that are performing and nonaccrual by portfolio segment:

	December 31, 2025
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Performing	$4,739,034	$2,491,575	$8,381,023	$8,438,971	$573,463	$24,624,066
Nonaccrual	56,021	6,330	21,783	64,627	2,780	151,541
Total	$4,795,055	$2,497,905	$8,402,806	$8,503,598	$576,243	$24,775,607
Nonaccrual loans to total loans						0.61%

	June 30, 2025
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Performing	$4,351,082	$2,907,702	$6,907,964	$6,733,693	$480,870	$21,381,311
Nonaccrual	44,196	33,037	29,223	61,804	2,126	170,386
Total	$4,395,278	$2,940,739	$6,937,187	$6,795,497	$482,996	$21,551,697
Nonaccrual loans to total loans						0.79%
There were no nonaccrual loans without an allowance for credit losses as of December 31, 2025 and June 30, 2025. There was no interest income recognized on nonaccrual loans in the three and six months ended December 31, 2025 and 2024. Loans reaching 90 days past due are generally placed on nonaccrual status and risk rated as substandard or doubtful. Loans not yet reaching 90 days past due may be placed on nonaccrual status based on management’s assessment of the aging of contractual principal amounts due, among other factors.
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

	December 31, 2025
	Loans Held for Investment by Fiscal Year of Origination						Revolving Loans	Total
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior
Single Family-Mortgage & Warehouse
Pass	$442,980	$553,294	$209,209	$398,361	$1,015,466	$1,038,485	$1,041,741	$4,699,536
Special Mention	—	—	—	2,659	9,336	23,550	1,714	37,259
Substandard	—	13,922	—	—	8,756	35,582	—	58,260
Doubtful	—	—	—	—	—	—	—	—
Total	442,980	567,216	209,209	401,020	1,033,558	1,097,617	1,043,455	4,795,055
Year-to-date gross charge-offs	—	—	—	—	48	358	—	406
Multifamily and Commercial Mortgage
Pass	93,312	75,377	20,367	565,115	752,569	952,056		2,458,796
Special Mention	—	—	—	3,394	—	1,540	—	4,934
Substandard	—	—	—	9,141	22,011	3,023	—	34,175
Doubtful	—	—	—	—	—	—	—	—
Total	93,312	75,377	20,367	577,650	774,580	956,619	—	2,497,905
Year-to-date gross charge-offs	—	—	—	—	—	4,456	—	4,456
Commercial Real Estate
Pass	1,582,033	3,265,363	1,310,532	732,111	233,790	182,613	1,059,978	8,366,420
Special Mention	—	—	—	—	—	—		—
Substandard	—	—	—	7,060	—	14,721	14,605	36,386
Doubtful	—	—	—	—	—	—	—	—
Total	1,582,033	3,265,363	1,310,532	739,171	233,790	197,334	1,074,583	8,402,806
Year-to-date gross charge-offs	—	—	—	—	—	4	—	4
Commercial & Industrial - Non-RE
Pass	1,182,128	1,434,136	934,207	346,221	112,811	83,536	4,020,356	8,113,395
Special Mention	6,004	9,724	30,194	6,789	1,213	52	—	53,976
Substandard	3,673	11,154	132,157	11,611	144,580	5,892	25,934	335,001
Doubtful	—	992	48		131	55	—	1,226
Total	1,191,805	1,456,006	1,096,606	364,621	258,735	89,535	4,046,290	8,503,598
Year-to-date gross charge-offs	—	440	830	391	402	322	—	2,385
Auto & Consumer
Pass	185,791	184,233	40,399	56,375	82,654	23,057	—	572,509
Special Mention	132	198	77	205	248	41	—	901
Substandard	408	1,476	21	218	555	155	—	2,833
Doubtful	—	—	—	—	—	—	—	—
Total	186,331	185,907	40,497	56,798	83,457	23,253	—	576,243
Year-to-date gross charge-offs	124	1,359	217	853	664	648	—	3,865
Total
Pass	3,486,244	5,512,403	2,514,714	2,098,183	2,197,290	2,279,747	6,122,075	24,210,656
Special Mention	6,136	9,922	30,271	13,047	10,797	25,183	1,714	97,070
Substandard	4,081	26,552	132,178	28,030	175,902	59,373	40,539	466,655
Doubtful	—	992	48	—	131	55	—	1,226
Total	$3,496,461	$5,549,869	$2,677,211	$2,139,260	$2,384,120	$2,364,358	$6,164,328	$24,775,607
As a % of total gross loans	14.1%	22.4%	10.8%	8.6%	9.6%	9.5%	24.9%	100%
Year-to-date gross charge-offs	$124	$1,799	$1,047	$1,244	$1,114	$5,788	$—	$11,116

	June 30, 2025
	Loans Held for Investment by Fiscal Year of Origination						Revolving Loans	Total
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior
Single Family-Mortgage & Warehouse
Pass	$750,357	$269,165	$451,330	$1,067,144	$434,352	$715,620	$599,406	$4,287,374
Special Mention	2,129	1,080	5,362	3,140	5,254	26,604	9,967	53,536
Substandard	—	—	—	7,255	6,720	40,393	—	54,368
Doubtful	—	—	—	—	—	—	—	—
Total	752,486	270,245	456,692	1,077,539	446,326	782,617	609,373	4,395,278
Year-to-date gross charge-offs	—	340	—	400	—	2,296	—	3,036
Multifamily and Commercial Mortgage
Pass	75,755	22,435	632,120	859,189	422,683	842,787	1,450	2,856,419
Special Mention	—	—	3,400	—	7,255	18,272	—	28,927
Substandard	—	—	8,530	13,199	—	33,664	—	55,393
Doubtful	—	—	—	—	—	—	—	—
Total	75,755	22,435	644,050	872,388	429,938	894,723	1,450	2,940,739
Year-to-date gross charge-offs	—	375	86	5	—	8,099	—	8,565
Commercial Real Estate
Pass	3,135,530	1,342,372	679,875	575,642	152,581	47,214	960,145	6,893,359
Special Mention	—	—	—	—	—	—		—
Substandard	—	—	—	9,500	5,000	14,723	14,605	43,828
Doubtful	—	—	—	—	—	—	—	—
Total	3,135,530	1,342,372	679,875	585,142	157,581	61,937	974,750	6,937,187
Year-to-date gross charge-offs	—	—	—	165	—	—	—	165
Commercial & Industrial - Non-RE
Pass	1,231,118	809,347	310,043	120,385	38,397	28,311	3,928,415	6,466,016
Special Mention	—	45,120	—	—	93	—	10,023	55,236
Substandard	3,747	10,719	9,244	135,778	2,486	2,989	99,282	264,245
Doubtful	—	—	—	10,000	—	—	—	10,000
Total	1,234,865	865,186	319,287	266,163	40,976	31,300	4,037,720	6,795,497
Year-to-date gross charge-offs	—	—	883	—	5,942	—	2,000	8,825
Auto & Consumer
Pass	213,318	47,587	75,120	109,228	23,084	11,448	—	479,785
Special Mention	295	52	186	270	60	10	—	873
Substandard	154	48	365	807	549	415	—	2,338
Doubtful	—	—	—	—	—	—	—	—
Total	213,767	47,687	75,671	110,305	23,693	11,873	—	482,996
Year-to-date gross charge-offs	589	813	2,363	3,340	797	1,813	—	9,715
Total
Pass	5,406,078	2,490,906	2,148,488	2,731,588	1,071,097	1,645,380	5,489,416	20,982,953
Special Mention	2,424	46,252	8,948	3,410	12,662	44,886	19,990	138,572
Substandard	3,901	10,767	18,139	166,539	14,755	92,184	113,887	420,172
Doubtful	—	—	—	10,000	—	—	—	10,000
Total	$5,412,403	$2,547,925	$2,175,575	$2,911,537	$1,098,514	$1,782,450	$5,623,293	$21,551,697
As a % of total gross loans	25.1%	11.8%	10.1%	13.5%	5.1%	8.3%	26.1%	100%
Total year-to-date gross charge-offs	$589	$1,528	$3,332	$3,910	$6,739	$12,208	$2,000	$30,306

The following tables provide the aging of loans by portfolio segment:

	December 31, 2025
(Dollars in thousands)	Current	30-59 Days	60-89 Days	90+ Days	Total
Single Family-Mortgage & Warehouse	$4,714,982	$24,781	$7,426	$47,866	$4,795,055
Multifamily and Commercial Mortgage	2,488,554	3,443	4,232	1,676	2,497,905
Commercial Real Estate	8,368,891	12,132	—	21,783	8,402,806
Commercial & Industrial - Non-RE	8,453,139	14,960	14,939	20,560	8,503,598
Auto & Consumer	568,656	4,585	1,011	1,991	576,243
Total	$24,594,222	$59,901	$27,608	$93,876	$24,775,607
As a % of total gross loans	99.27%	0.24%	0.11%	0.38%	100%

	June 30, 2025
(Dollars in thousands)	Current	30-59 Days	60-89 Days	90+ Days	Total
Single Family-Mortgage & Warehouse	$4,322,681	$13,302	$16,395	$42,900	$4,395,278
Multifamily and Commercial Mortgage	2,870,972	36,649	549	32,569	2,940,739
Commercial Real Estate	6,900,904	—	7,060	29,223	6,937,187
Commercial & Industrial - Non-RE	6,783,440	—	—	12,057	6,795,497
Auto & Consumer	477,694	3,025	920	1,357	482,996
Total	$21,355,691	$52,976	$24,924	$118,106	$21,551,697
As a % of total gross loans	99.09%	0.25%	0.12%	0.55%	100%
Loans reaching 90 or more days past due are generally placed on nonaccrual. As of both December 31, 2025 and June 30, 2025 there were no loans over 90 days past due and still accruing interest.
Single family mortgage loans in process of foreclosure were $29.0 million and $30.4 million as of December 31, 2025 and June 30, 2025, respectively.
Direct Financing Leases and Sales-Type Leases. The Company acts as a lessor in certain direct financing leases and sales-type leases, which are included in Commercial & Industrial - Non-RE in the preceding tables. The following table presents the aggregate interest income earned under directing financing and sales-type leases for the periods presented. For additional information on these leases, see Note 1—“Organizations and Summary of Significant Accounting Policies” in the 2025 Form 10-K.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(Dollars in thousands)	2025	2024	2025	2024
Lease interest income	$34,860	$3,779	$41,015	$6,437
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

	December 31, 2025			June 30, 2025
		Fair Value			Fair Value
(Dollars in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate contracts[1]	$1,900,000	$4,359	$—	$400,000	$1,950	$—
Derivatives not designated as hedging instruments
Interest rate contracts[1]	2,515,210	14,749	53,989	2,761,021	15,782	68,427
Foreign exchange contracts	34,563	38	25	9,570	2	71
Total derivatives	$4,449,773	$19,146	$54,014	$3,170,591	$17,734	$68,498
1 Derivative Assets are presented net of $41.4 million and $55.4 million of variation margin on centrally-cleared derivatives as of December 31, 2025 and June 30, 2025, respectively.
Derivatives designated as fair value hedging instruments
The following table presents pre-tax fair value gains/(losses) on derivative instruments used in fair value hedge accounting relationships and the change in fair value of the hedged item. For additional information on the Company’s designated fair value hedges, see Note 1 —“Summary of Significant Accounting Policies.”

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(Dollars in thousands)	2025	2024	2025	2024
Change in fair value of derivative instruments	$1,845	$—	$1,845	$—
Change in fair value of hedged items	$(1,845)	$—	$(1,845)	$—

The following table presents the carrying amount of available-for-sale securities in designated fair value hedge relationships and the cumulative amount of fair value hedge basis adjustments.

	As of December 31, 2025		As of June 30, 2025
(Dollars in thousands)	Amortized Cost	Cumulative Amount of Basis Adjustments[1]	Amortized Cost	Cumulative Amount of Basis Adjustments[1]
Available-for-sale securities—United States Treasury securities	$744,378	$(1,845)	$—	$—

1 The cumulative amount of basis adjustments relates to active fair value hedges.
Derivatives designated as cash flow hedging instruments
The following table presents pre-tax gains/(losses) on derivative instruments used in cash flow hedge accounting relationships.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(Dollars in thousands)	2025	2024	2025	2024
Amounts recorded in other comprehensive income	$2,476	$8,073	$2,850	$8,626
Amounts reclassified from AOCI to income	(1,770)	$(1,478)	(2,888)	$(1,478)
Total change in OCI for period	$706	$6,595	$(38)	$7,148

    The Company did not experience any forecasted transactions that failed to occur during the three and six months ended December 31, 2025 or 2024. There are no amounts excluded from the assessment of hedge effectiveness.
As of December 31, 2025, the Company expects that approximately $2.0 million of pre-tax net gain related to cash flow hedges recorded in AOCI will be recognized in income over the next 12 months. The maximum length of time over which forecasted transactions are hedged is approximately 1.7 years.

Derivatives not designated as hedging instruments
The following table presents the pre-tax gains/(losses) related to the Company’s derivative instrument activity recognized in the Condensed Consolidated Statements of Income:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(Dollars in thousands)	2025	2024	2025	2024
Interest rate contracts
Banking and service fees	$(753)	$(185)	$(1,311)	$(1,557)
Mortgage banking and servicing rights income	(316)	(134)	101	(385)
Foreign exchange contracts
Banking and service fees	(904)	—	(365)	—
The aggregate foreign exchange transaction gain/loss for the three and six months ended December 31, 2025 was a loss of approximately $0.3 million and a gain of $0.2 million, respectively. It was insignificant for the three and six months ended December 31, 2024.
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
The following tables present information about the offsetting of these instruments and related collateral amounts:

	December 31, 2025
(Dollars in thousands)	Gross Assets / Liabilities	Amounts Offset	Net Balance Sheet Amount	Financial Collateral	Cash Collateral	Net Assets / Liabilities
Assets:
Securities borrowed	$109,141	$—	$109,141	$109,141	$—	$—
Other Assets — Derivative Assets[1]	19,147	—	19,147	4,767	6,370	8,010
Liabilities:
Securities loaned	$128,869	$—	$128,869	$128,869	$—	$—
Accounts Payable and Other Liabilities — Derivative Liabilities	54,014	—	54,014	4,767	1,262	47,985

	June 30, 2025
(Dollars in thousands)	Gross Assets / Liabilities	Amounts Offset	Net Balance Sheet Amount	Financial Collateral	Cash Collateral	Net Assets / Liabilities
Assets:
Securities borrowed	$139,396	$—	$139,396	$139,396	$—	$—
Other Assets — Derivative Assets[1]	17,734	—	17,734	4,782	6,392	6,560
Liabilities:
Securities loaned	$139,426	$—	$139,426	$139,426	$—	$—
Accounts Payable and Other Liabilities — Derivative Liabilities	68,497	—	68,497	4,782	1,340	62,375
1 Gross amounts of Other Assets - Derivative Assets are presented net of $41.4 million and $55.4 million of variation margin on centrally-cleared derivatives as of December 31, 2025 and June 30, 2025, respectively.

The securities loaned transactions represent equities with an overnight and open maturity classification as of both periods presented.

8.    STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
The Company has an equity incentive plan, the Amended and Restated 2014 Stock Incentive Plan (the “2014 Plan”), which provides for the granting of non-qualified and incentive stock options, restricted stock and restricted stock units (“RSUs”), stock appreciation rights and other awards to employees, directors and consultants. On November 13, 2025, the Company’s stockholders approved an amendment to the 2014 Plan, which increased the maximum aggregate number of shares which may be issued under the 2014 Plan to 7,780,000 shares. The Company also has an employment agreement with its Chief Executive Officer that provides for an award of RSUs. For additional information regarding the Company’s stock-based compensation plans, see Note 16—“Stock-Based Compensation” in the 2025 Form 10-K.
At December 31, 2025, 2,038,794 shares of common stock were authorized for future awards under the 2014 Plan. As of December 31, 2025, the total compensation cost not yet recognized related to non-vested awards was $68.0 million, which is expected to be recognized over a weighted-average period of 1.3 years.
The following table presents the status and changes in RSUs:

	RSUs	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2025	1,564,016	$55.50
Granted	434,787	89.20
Vested	(318,064)	53.21
Forfeited	(57,362)	59.76
Non-vested balance at December 31, 2025	1,623,377	$64.83
The total fair value of shares vested for the three and six months ended December 31, 2025 was $5.0 million and $27.8 million, respectively. The total fair value of shares vested for the three and six months ended December 31, 2024 was $0.7 million and $23.2 million, respectively.
Common Stock Repurchase Program
As of December 31, 2025, there was $148.1 million of share repurchase authorization remaining under the Company’s common stock repurchase program. The share repurchase program will continue in effect until terminated by the Board of Directors of the Company. There were no common stock repurchases pursuant to such program for the three and six months ended December 31, 2025 and 2024. For additional information regarding the Company’s share repurchase program, see Note 15—“Stockholders' Equity” in the 2025 Form 10-K.
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
Accumulated Other Comprehensive Income
AOCI includes the after-tax change in unrealized gains and losses on investment securities and cash flow hedging activities.

	For the Three Months Ended December 31, 2025
(Dollars in thousands)	Unrealized gain (loss) on available-for-sale securities	Cash flow hedges	Accumulated other comprehensive income
Balance at September 30, 2025	$(526)	$590	$64
Other comprehensive income/(loss)	1,287	511	1,798
Balance at December 31, 2025	$761	$1,101	$1,862

	For the Three Months Ended December 31, 2024
(Dollars in thousands)	Unrealized gain (loss) on available-for-sale securities	Cash flow hedges	Accumulated other comprehensive income
Balance at September 30, 2024	$(1,147)	$382	$(765)
Other comprehensive income/(loss)	(784)	4,556	3,772
Balance at December 31, 2024	$(1,931)	$4,938	$3,007

	For the Six Months Ended December 31, 2025
(Dollars in thousands)	Unrealized gain (loss) on available-for-sale securities	Cash flow hedges	Accumulated other comprehensive income
Balance at June 30, 2025	$(780)	$1,128	$348
Other comprehensive income/(loss)	1,541	(27)	1,514
Balance at December 31, 2025	$761	$1,101	$1,862

	For the Six Months Ended December 31, 2024
(Dollars in thousands)	Unrealized gain (loss) on available-for-sale securities	Cash flow hedges	Accumulated other comprehensive income
Balance at June 30, 2024	$(2,466)	$—	$(2,466)
Other comprehensive income/(loss)	535	4,938	5,473
Balance at December 31, 2024	$(1,931)	$4,938	$3,007
The following table presents the pre-tax and after-tax changes in the components of other comprehensive income.

	For the Three Months Ended December 31, 2025			For the Three Months Ended December 31, 2024
(Dollars in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gain/(loss) on investment securities:
Net unrealized gains/(losses) arising during the period	$1,773	$(486)	$1,287	$(1,153)	$369	$(784)
Reclassification adjustment for realized (gains)/losses included in net income	—	—	—	—	—	—
Net change	$1,773	$(486)	$1,287	$(1,153)	$369	$(784)
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	$2,476	$(686)	$1,790	$8,073	$(2,496)	$5,577
Reclassification adjustment for realized (gains)/losses included in net income	(1,770)	491	(1,279)	(1,478)	457	(1,021)
Net change	706	(195)	511	6,595	(2,039)	4,556
Total other comprehensive income/(loss)	$2,479	$(681)	$1,798	$5,442	$(1,670)	$3,772

	For the Six Months Ended December 31, 2025			For the Six Months Ended December 31, 2024
(Dollars in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gain/(loss) on investment securities:
Net unrealized gains/(losses) arising during the period	$2,123	$(582)	$1,541	$731	$(196)	$535
Reclassification adjustment for realized (gains)/losses included in net income	—	—	—	—	—	—
Net change	$2,123	$(582)	$1,541	$731	$(196)	$535
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	$2,850	$(790)	$2,060	$8,626	$(2,667)	$5,959
Reclassification adjustment for realized (gains)/losses included in net income	(2,888)	801	(2,087)	(1,478)	457	(1,021)
Net change	(38)	11	(27)	7,148	(2,210)	4,938
Total other comprehensive income	$2,085	$(571)	$1,514	$7,879	$(2,406)	$5,473

9.    EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings per common share (“EPS”):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
Earnings Per Common Share
Net income	$128,397	$104,687	$240,749	$217,027
Average common shares issued and outstanding	56,660,833	57,094,153	56,586,710	57,014,412
Earnings per common share	$2.27	$1.83	$4.25	$3.81
Diluted Earnings Per Common Share
Average common shares issued and outstanding	56,660,833	57,094,153	56,586,710	57,014,412
Dilutive effect of average unvested RSUs	1,070,506	1,131,853	1,205,436	1,248,511
Average dilutive common shares outstanding	57,731,339	58,226,006	57,792,146	58,262,923
Diluted earnings per common share	$2.22	$1.80	$4.17	$3.72
Weighted average antidilutive common stock equivalents (excluded from the computation of EPS)	187,149	32,933	107,965	17,333
    For further information regarding the Company’s EPS calculation, see Note 17—“Earnings per Common Share” in the 2025 Form 10-K.
10.        COMMITMENTS AND CONTINGENCIES
Credit-Related Financial Instruments. The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Condensed Consolidated Balance Sheets.
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

(dollars in thousands)	December 31, 2025
Commitments to fund loans	$6,360,941
Commitments to sell loans	$4,424
Standby letters of credit	$7,901
Commitments to contribute capital - Non-LIHTC	$3,494
In addition, the Company has $41.7 million of commitments to contribute capital to low-income housing tax credit (“LIHTC”) investments included in “Accounts payable and other liabilities” on the Condensed Consolidated Balance Sheets. See Note 13—“Other Assets” for additional information on LIHTC investments.
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
Other Commitments. On December 31, 2025, the Bank signed an agreement to purchase a multi-building commercial office complex and associated amenities located in San Diego, California. On January 23, 2026, the all-cash transaction closed for approximately $125 million.

Litigation. A consolidated derivative action, In re BofI Holding, Inc., Case No. 15cv2722GPC (KSC), was originally filed in the United States District Court for the Southern District of California (the “Derivative Action”) on December 3, 2015. The complaint in the Derivative Action set forth allegations made in a related and since concluded employment action, Erhart v. BofI Holding Inc., No. 15cv2287 BAS (NLS) (S.D. Cal.) (the “Employment Action”) brought by a former employee of the Company and was stayed pending resolution of the Employment Action. On January 2, 2024, the Derivative Action plaintiff filed a Third Amended Complaint. The Derivative Action defendants filed a Motion to Dismiss the Third Amended Complaint on April 4, 2025. A hearing on the motion was held on June 26, 2025. On September 18, 2025, the court granted defendants’ motion to dismiss with prejudice citing Plaintiffs’ failure to plead demand futility. On October 17, 2025, Plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit, which appeal is pending. The Derivative Action defendants dispute, and intend to continue vigorously defending against, the allegations raised in the Third Amended Complaint. The Derivative Action plaintiff seeks damages on behalf of the Company with respect to the Employment Action and also seeks damages on behalf of the Company in connection with a now settled securities class action that was also based upon allegations made in the Employment Action and settled within available insurance coverage, without requiring changes in operations or attribution of wrongdoing to the Company, its management, or its directors.
The following three putative class action lawsuits are pending in the United States District Court, Southern District of California, under the following case names and numbers: (1) In re Axos Bank d/b/a UFB Direct Litigation, 3:23-cv-02266-BJC-DTF; (2) Pliszka et al. v. Axos Bank d/b/a UFB Direct, Case No. 3:24-cv-00445-BJC-DTF; and (3) Ash et al. v. Axos Bank d/b/a UFB Direct, Case No. 3:24-cv-01157-BJC-DTF (collectively, the “UFB Actions”). The plaintiffs in the UFB Actions allege that certain rate representations made by Axos Bank with respect to its UFB products were false or misleading. Axos Bank filed a motion to compel arbitration or dismiss the complaint in each of the UFB Actions. On September 13, 2024, the court entered an order compelling arbitration in each lawsuit. Accordingly, a separate AAA arbitration was initiated with respect to each of the UFB Actions. On March 26, 2025, the arbitrator in the Pliszka arbitration proceedings issued an order finding that none of the claims raised are subject to arbitration, dismissing the arbitration and remanding the case back to the United States District Court. A similar conclusion was reached by the arbitrator in the Ash arbitration via an order issued on June 3, 2025. The arbitrator in the Stempel arbitration reached a contrary conclusion and entered an order finding the claims to be arbitrable on June 5, 2025. On October 11, 2024, Defendant filed an interlocutory appeal seeking to enforce Defendant’s updated/modified Account Agreement and Online Access Agreement in Stempel, Pliszka and Ash. Defendant’s opening brief in such appeal was filed July 11, 2025. On September 9, 2025, the court in the Consolidated Action granted Defendant’s renewed motion to compel arbitration. On December 29, 2025, the appellate court hearing the interlocutory appeal ruled that it lacked interlocutory jurisdiction over the matter and dismissed the appeal on jurisdictional grounds. Defendant disputes, and intends to vigorously defend against, the allegations raised in the UFB Actions. The Company does not expect the ultimate outcome of the UFB Actions to have a material adverse effect on its consolidated results of operations, financial position or cash flows. It is not presently possible to state whether the likelihood of an unfavorable outcome is probable or remote, or to estimate the amount or range of any possible loss to the Company should an unfavorable outcome occur.

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
In order to reconcile the two segments to the consolidated totals, the Company includes corporate activities and intercompany eliminations. The following tables present the operating results, goodwill, and assets of the segments:

	For the Three Months Ended December 31, 2025
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$328,499	$8,642	$(5,432)	$331,709
Provision for credit losses	25,000	—	—	25,000
Non-interest income[1]	32,812	30,171	(9,605)	53,378
Non-interest expense—Salaries and related costs	61,203	14,760	6,241	82,204
Non-interest expense—Other segment items[2]	88,334	14,342	(306)	102,370
Total non-interest expense[1]	149,537	29,102	5,935	184,574
Income before taxes	$186,774	$9,711	$(20,972)	$175,513

	For the Three Months Ended December 31, 2024
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$276,720	$7,007	$(3,628)	$280,099
Provision for credit losses	12,248	—	—	12,248
Non-interest income[1]	2,948	29,004	(4,153)	27,799
Non-interest expense—Salaries and related costs	50,774	14,460	8,863	74,097
Non-interest expense—Other segment items[2]	63,762	13,718	(6,257)	71,223
Total non-interest expense[1]	114,536	28,178	2,606	145,320
Income before taxes	$152,884	$7,833	$(10,387)	$150,330
[1] Includes $9.9 million and $9.7 million for the three months ended December 31, 2025 and 2024, respectively, of non-interest income earned by the Securities Business Segment and non-interest expense incurred by the Banking Business Segment for cash sorting fees related to deposits sourced from Securities Business Segment customers.
[2] Other segment items includes the non-interest expenses other than salaries and related costs as presented in the Condensed Consolidated Statements of Income.

	For the Six Months Ended December 31, 2025
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$615,699	$16,836	$(9,776)	$622,759
Provision for credit losses	42,255	—	—	42,255
Non-interest income[1]	45,187	59,628	(19,097)	85,718
Non-interest expense—Salaries and related costs	116,543	29,510	12,756	158,809
Non-interest expense—Other segment items[2]	161,487	28,959	(8,435)	182,011
Total non-interest expense[1]	278,030	58,469	4,321	340,820
Income before taxes	$340,601	$17,995	$(33,194)	$325,402

	For the Six Months Ended December 31, 2024
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$565,212	$14,274	$(7,339)	$572,147
Provision for credit losses	26,248	—	—	26,248
Non-interest income[1]	11,538	58,906	(14,036)	56,408
Non-interest expense—Salaries and related costs	102,731	29,185	16,474	148,390
Non-interest expense—Other segment items[2]	130,120	27,084	(12,809)	144,395
Total non-interest expense[1]	232,851	56,269	3,665	292,785
Income before taxes	$317,651	$16,911	$(25,040)	$309,522
[1] Includes $19.6 million and $20.3 million for the six months ended December 31, 2025 and 2024, respectively, of non-interest income earned by the Securities Business Segment and non-interest expense incurred by the Banking Business Segment for cash sorting fees related to deposits sourced from Securities Business Segment customers.
[2] Other segment items includes the non-interest expenses other than salaries and related costs as presented in the Condensed Consolidated Statements of Income.

	As of December 31, 2025
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Goodwill	$82,378	$59,953	$1,999	$144,330
Total Assets	$27,379,088	$765,247	$57,071	$28,201,406

	As of June 30, 2025
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$59,953	$1,999	$97,673
Total Assets	$23,988,748	$751,820	$42,510	$24,783,078
Revenue Information. The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Accounting Standards Codification (“ASC”) 606 for the periods indicated. For additional information on the Company’s recognition of revenue and ASC 606, see Note 1—“Organizations and Summary of Significant Accounting Policies” in the 2025 Form 10-K.

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2025	2024	2025	2024
Advisory fee income	$8,829	$7,982	$17,354	$15,927
Broker-dealer clearing fees	6,167	5,706	11,981	10,778
Deposit service fees	3,413	2,537	4,581	3,310
Card fees and other	2,509	683	3,025	1,606
Bankruptcy trustee and fiduciary service fees	958	1,106	1,527	2,395
Non-interest income (in-scope of ASC 606)	21,876	18,014	38,468	34,016
Non-interest income (out-of-scope of ASC 606)	31,502	9,785	47,250	22,392
Total non-interest income	$53,378	$27,799	$85,718	$56,408

12.        BORROWINGS, SUBORDINATED NOTES AND DEBENTURES
Borrowings from other banks. As of December 31, 2025, Axos Clearing borrowed $15 million on its $95.0 million unsecured line of credit at a fixed rate per annum of 6.25%.
Subordinated Loans. The Company issued subordinated loans totaling $7.5 million on January 28, 2019, to the principal stockholders of Cor Securities Holdings, Inc. (“COR Securities”) in an equal principal amount, with a maturity of 15 months and a 6.25% interest rate, to serve as the sole source of payment of indemnification obligations of the principal stockholders of COR Securities under the applicable merger agreement. During the fiscal year ended June 30, 2019, $0.1 million of subordinated loans were repaid. The Company made an indemnification claim against the $7.4 million. Following such claim, the principal stockholders of COR Securities filed an action seeking a declaratory judgment that they are not obligated under the merger agreement to indemnify the Company and on November 7, 2025, the declaratory judgment was entered. Further proceedings related to this matter may be initiated. As a result of the declaratory judgment, the Company accrued $7.0 million in “General and administrative expense” in the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2025.
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
13.        OTHER ASSETS
“Other Assets” in the Condensed Consolidated Balance Sheets primarily comprises bank-owned life insurance (“BOLI”), accrued interest receivable, derivatives, net deferred income tax assets, furniture, equipment and software, right-of-use lease assets, LIHTC investments and other receivables. For additional information on other assets, see Note 9—“Other Assets” in the 2025 Form 10-K. For additional information on accrued interest receivable, see Note 5—“Loans & Allowance for Credit Losses,” and for additional information on derivatives, see Note 6—“Derivatives.”
LIHTC Investments. The Company recognized the following income and tax benefits for its LIHTC investments.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(Dollars in thousands)	2025	2024	2025	2024
Tax credits recognized	$1,813	$1,386	$4,095	$2,806
Other tax benefits recognized	1,126	156	2,216	468
Amortization	(2,338)	(1,247)	(4,902)	(2,653)
Net benefit (expense) included in income tax expense	601	295	1,409	621
Other income (loss) included in banking and service fees	20	—	29	—
Net benefit (expense) included in the Condensed Consolidated Statements of Income	$621	$295	$1,438	$621

The Company recognized the following investments on its balance sheets.

(Dollars in thousands)	As of December 31, 2025	As of June 30, 2025
LIHTC investments	$79,973	$84,875
LIHTC unfunded commitments[1]	$41,717	$47,381
1LIHTC unfunded commitments are included in “Accounts Payable and Other Liabilities” on the Condensed Consolidated Balance Sheets.
For the three and six months ended December 31, 2025 and 2024, there have been no significant modifications or events that resulted in the change in the nature of the LIHTC investments or any changes in the relationship with the underlying project.
For the three and six months ended December 31, 2025 and 2024, there has been no impairment loss recognized from the forfeiture or ineligibility of income tax credits.
Operating Leases—Lessor. The following table summarizes operating lease income recognized by the Company as lessor under operating lease arrangements for the periods presented. Operating lease income is included in “Banking and service fees” in the Condensed Consolidated Statements of Income.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(Dollars in thousands)	2025	2024	2025	2024
Operating lease income	$14,101	$—	$14,101	$—
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

In addition, through its acquisition of Verdant, the Company acquired additional variable interests in certain securitization trusts. Following the acquisition, the Company performed an assessment and determined it continues to direct the activities that most significantly affect the acquired VIEs’ economic performance, and the Company has the obligation to absorb the majority of the losses or benefits of such acquired variable interests. As a result, the Company determined it is the primary beneficiary and continues to consolidate the VIEs as of December 31, 2025.

For these VIEs, including those acquired in the Verdant acquisition, the loans transferred to the VIEs are pledged as collateral to the related secured financings.
The following table provides a summary of the assets and liabilities of consolidated VIEs in the Company’s Condensed Consolidated Balance Sheets.

(Dollars in thousands)	As of December 31, 2025	As of June 30, 2025
Restricted cash	$36,227	$—
Loans—net of allowance for credit losses	1,568,922	1,276,101
Other assets	161,743	—
Secured financings	691,507	—
Accounts payable and other liabilities	17,624	—

As part of its securitization activities, Verdant issued a series of notes to provide additional financing to its business. The notes outstanding as of December 31, 2025 are included in “Secured financings” in the Company’s Condensed Consolidated Balance Sheet and are summarized in the below table:

Series	Classes	Interest Rate Range	Final Maturity Date / Range	Outstanding Principal at December 31, 2025 (Dollars in thousands)
2022-01	Class A, B, C, D	6.59% to 8.67%	February 2030	$12,680
2023-01	Class A-1, A-2, B, C, D	6.05% to 7.75%	January 2031	115,990
2024-01	Class A-1, A-2, B, C, D	5.68% to 7.23%	December 2031	197,681
2025-01	Class A-1, A-2, A-3, B, C, D	4.66% to 6.49%	March 2028 to May 2033	354,619
Total				$680,970
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
General
Our Company is a technology-driven, diversified financial services company with approximately $28.2 billion in assets and approximately $44.4 billion of assets under custody and/or administration at Axos Clearing LLC (“Axos Clearing”). Our client-centric, technology platforms provide secure and scalable banking, clearing and custody, and investment advisory solutions to retail and business customers. Axos Bank (the “Bank”) provides consumer and commercial banking products through its digital online and mobile banking platforms, low-cost distribution channels and affinity partners. Our Bank offers deposit and lending products to customers nationwide including consumer and business checking, savings and time deposit accounts and single family and multifamily residential mortgages, commercial real estate mortgages and loans, fund and lender finance loans, asset-based loans, auto loans and other consumer loans. Our Bank generates non-interest income from consumer and business products, including fees from loans originated for sale, deposit account service fees, prepayment fees, as well as technology and payment transaction processing fees. We offer securities products and services to independent registered investment advisors (“RIAs”) and introducing broker dealers (“IBDs”) through Axos Clearing and Axos Advisor Services (“AAS”) and direct-to-consumer securities trading and digital investment management products through Axos Invest, Inc. (“Axos Invest”). AAS and Axos Clearing generate interest and fee income by providing comprehensive securities custody services to RIAs and clearing, stock lending and margin lending services to IBDs, respectively. Axos Invest generates fee income from self-directed securities trading and margin lending and fee income from digital wealth management services to consumers. Our common stock is listed on the New York Stock Exchange under the ticker symbol “AX” and is a component of the Russell 2000® Index and the S&P SmallCap 600® Index, among other indices.
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
Below is a reconciliation of net income, the nearest comparable GAAP measure, to adjusted earnings and adjusted EPS (Non-GAAP):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
Net income	$128,397	$104,687	$240,749	$217,027
Acquisition-related costs[1]	2,419	1,645	5,360	4,199
Verdant acquisition - Provision for credit losses	$—	—	7,765	—
Income tax effect	(649)	(503)	(3,415)	(1,255)
Adjusted earnings (Non-GAAP)	$130,167	$105,829	$250,459	$219,971

Average dilutive common shares outstanding	57,731,339	58,226,006	57,792,146	58,262,923

Diluted EPS	$2.22	$1.80	$4.17	$3.72
Acquisition-related costs[1]	0.04	0.03	0.09	0.07
Verdant acquisition - Provision for credit losses	—	—	0.13	—
Income tax effect	(0.01)	(0.01)	(0.06)	(0.02)
Adjusted EPS (Non-GAAP)	$2.25	$1.82	$4.33	$3.77
1 Acquisition-related costs includes amortization of intangible assets, and for the six months ended December 31, 2025, also includes $1.3 million of acquisition-related costs associated with the Verdant acquisition.
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
Below is a reconciliation of total stockholders’ equity, the nearest comparable GAAP measure, to tangible book value (Non-GAAP):

(Dollars in thousands, except per share data)	December 31, 2025	June 30, 2025	December 31, 2024
Common stockholders’ equity	$2,930,092	$2,680,677	$2,521,962
Less: servicing rights, carried at fair value	25,431	27,218	28,045
Less: goodwill and other intangible assets—net	196,119	134,502	137,570
Tangible common stockholders’ equity (Non-GAAP)	$2,708,542	$2,518,957	$2,356,347

Common shares outstanding at end of period	56,677,323	56,483,617	57,097,632

Book value per common share	51.70	47.46	44.17
Less: servicing rights, carried at fair value per common share	0.45	0.48	0.49
Less: goodwill and other intangible assets—net per common share	3.46	2.38	2.41
Tangible book value per common share (Non-GAAP)	$47.79	$44.60	$41.27

SELECTED FINANCIAL INFORMATION

(Dollars in thousands, except per share data)	December 31, 2025	June 30, 2025	December 31, 2024
Selected Balance Sheet Data:
Total assets	$28,201,406	$24,783,078	$23,709,422
Loans—net of allowance for credit losses	24,272,552	21,049,610	19,486,727
Loans held for sale, carried at fair value	18,826	10,012	25,436
Allowance for credit losses	327,043	290,049	270,605
Trading securities	880	649	241
Available-for-sale securities	811,126	66,008	97,848
Securities borrowed	109,141	139,396	114,672
Customer, broker-dealer and clearing receivables	277,308	252,720	298,887
Total deposits	23,232,748	20,829,543	19,934,904
Advances from the Federal Home Loan Bank	60,000	60,000	60,000
Secured financings	691,507	—	—
Borrowings, subordinated notes and debentures	364,814	312,671	358,692
Securities loaned	128,869	139,426	135,258
Customer, broker-dealer and clearing payables	358,727	350,606	309,593
Total stockholders’ equity	$2,930,092	$2,680,677	$2,521,962

Common shares outstanding at end of period	56,677,323	56,483,617	57,097,632
Common shares issued at end of period	71,419,706	71,101,642	70,571,332

Per Common Share Data:
Book value per common share	$51.70	$47.46	$44.17
Tangible book value per common share (Non-GAAP)[1]	$47.79	$44.60	$41.27

Capital Ratios:
Equity to assets at end of period	10.39%	10.82%	10.64%
Axos Financial, Inc.:
Tier 1 leverage (to adjusted average assets)	9.80%	10.73%	10.02%
Common equity tier 1 capital (to risk-weighted assets)	11.65%	12.52%	12.42%
Tier 1 capital (to risk-weighted assets)	11.65%	12.52%	12.42%
Total capital (to risk-weighted assets)	14.39%	15.28%	15.23%
Axos Bank:
Tier 1 leverage (to adjusted average assets)	9.15%	10.23%	9.85%
Common equity tier 1 capital (to risk-weighted assets)	11.12%	12.42%	12.67%
Tier 1 capital (to risk-weighted assets)	11.12%	12.42%	12.67%
Total capital (to risk-weighted assets)	12.37%	13.70%	13.86%
Axos Clearing LLC:
Net capital	$94,673	$86,996	$83,932
Excess capital	$88,369	$81,834	$78,282
Net capital as a percentage of aggregate debit items	30.04%	33.71%	29.71%
Net capital in excess of 5% aggregate debit items	$78,913	$74,091	$69,805

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
Selected Income Statement Data:
Interest and dividend income	$513,845	$456,068	$979,581	$940,330
Interest expense	182,136	175,969	356,822	368,183
Net interest income	331,709	280,099	622,759	572,147
Provision for credit losses	25,000	12,248	42,255	26,248
Net interest income, after provision for credit losses	306,709	267,851	580,504	545,899
Non-interest income	53,378	27,799	85,718	56,408
Non-interest expense	184,574	145,320	340,820	292,785
Income before income taxes	175,513	150,330	325,402	309,522
Income taxes	47,116	45,643	84,653	92,495
Net income	$128,397	$104,687	$240,749	$217,027

Weighted average number of common shares outstanding:
Basic	56,660,833	57,094,153	56,586,710	57,014,412
Diluted	57,731,339	58,226,006	57,792,146	58,262,923

Per Common Share Data:
Net income:
Basic	$2.27	$1.83	$4.25	$3.81
Diluted	$2.22	$1.80	$4.17	$3.72
Adjusted earnings per common share (Non-GAAP)[1]	$2.25	$1.82	$4.33	$3.77

Performance Ratios and Other Data:
Growth in loans held for investment, net	$1,637,415	$206,118	$3,222,942	$255,342
Loan originations for sale	$61,009	$66,826	$108,131	$136,396
Return on average assets	1.83%	1.74%	1.80%	1.83%
Return on average common stockholders’ equity	17.44%	16.97%	16.70%	18.02%
Interest rate spread[2]	4.17%	3.91%	4.03%	4.01%
Net interest margin[3]	4.94%	4.83%	4.85%	5.00%
Net interest margin[3] – Banking Business Segment	5.02%	4.87%	4.91%	5.04%
Efficiency ratio[4]	47.93%	47.20%	48.11%	46.58%
Efficiency ratio[4] – Banking Business Segment	41.39%	40.95%	42.07%	40.37%

Asset Quality Ratios:
Net annualized charge-offs to average loans	0.04%	0.10%	0.07%	0.13%
Nonaccrual loans to total loans	0.61%	1.26%	0.61%	1.26%
Non-performing assets to total assets	0.56%	1.06%	0.56%	1.06%
Allowance for credit losses - loans to total loans held for investment	1.33%	1.37%	1.33%	1.37%
Allowance for credit losses - loans to nonaccrual loans[5]	215.81%	107.58%	215.81%	107.58%
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
5 The increase in the Allowance for credit losses - loans to nonaccrual loans is primarily attributable to the increase in the allowance for credit losses, including the impact of the Verdant acquisition. For additional information on the Verdant acquisition, see Note 2, “Acquisitions” in the accompanying interim condensed consolidated financial statements.

RESULTS OF OPERATIONS
Comparison of the Three and Six Months Ended December 31, 2025 and 2024
For the three months ended December 31, 2025, we had net income of $128.4 million, or $2.22 per diluted share, compared to net income of $104.7 million, or $1.80 per diluted share, for the three months ended December 31, 2024. For the six months ended December 31, 2025, we had net income of $240.75 million or $4.17 per diluted share, compared to net income of $217.0 million or $3.72, for the six months ended December 31, 2024.
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

	For the Three Months Ended,
	December 31, 2025			December 31, 2024
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$23,492,334	$478,086	8.14%	$19,643,375	$410,868	8.37%
Non-purchased loans	22,731,601	433,738	7.63%	18,681,035	377,376	8.08%
Purchased loans[5]	760,733	44,348	23.32%	962,340	33,492	13.92%
Interest-earning deposits in other financial institutions	2,418,085	23,132	3.83%	3,063,487	36,649	4.79%
Mortgage-backed and other securities[4]	415,881	4,373	4.21%	125,692	1,567	4.99%
Securities borrowed and margin lending[6]	478,621	7,745	6.47%	335,965	6,450	7.68%
Stock of the regulatory agencies	29,600	509	6.88%	29,598	534	7.22%
Total interest-earning assets	26,834,521	513,845	7.66%	23,198,117	456,068	7.86%
Non-interest-earning assets	1,235,130			826,732
Total assets	$28,069,651			$24,024,849
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$18,426,331	$155,779	3.38%	$16,352,350	$161,394	3.95%
Time deposits	1,098,654	11,555	4.21%	933,244	9,465	4.06%
Securities loaned	166,369	269	0.65%	113,904	480	1.69%
Advances from the FHLB	60,001	313	2.09%	87,066	507	2.33%
Secured financings	738,270	8,061	4.37%	—	—	—%
Borrowings, subordinated notes and debentures	413,601	6,159	5.96%	320,782	4,123	5.14%
Total interest-bearing liabilities	20,903,226	182,136	3.49%	17,807,346	175,969	3.95%
Non-interest-bearing demand deposits	3,472,639			2,937,572
Other non-interest-bearing liabilities	749,447			812,877
Stockholders’ equity	2,944,339			2,467,054
Total liabilities and stockholders’ equity	$28,069,651			$24,024,849
Net interest income		$331,709			$280,099
Interest rate spread[7]			4.17%			3.91%
Net interest margin[8]			4.94%			4.83%
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
8.Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

	For the Six Months Ended
	December 31, 2025			December 31, 2024
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$22,500,024	$907,661	8.07%	$19,545,195	$849,097	8.69%
Non-purchased loans	21,688,039	831,100	7.66%	18,574,872	759,835	8.18%
Purchased loans[5]	811,985	76,561	18.86%	970,323	89,262	18.40%
Interest-earning deposits in other financial institutions	2,478,465	51,327	4.14%	2,871,995	74,073	5.16%
Mortgage-backed and other securities[4]	238,473	5,043	4.23%	134,240	3,527	5.25%
Securities borrowed and margin lending[6]	456,497	14,522	6.36%	324,521	12,721	7.84%
Stock of the regulatory agencies	29,600	1,028	6.95%	24,305	912	7.50%
Total interest-earning assets	25,703,059	979,581	7.62%	22,900,256	940,330	8.21%
Non-interest-earning assets	1,043,599			811,450
Total assets	$26,746,658			$23,711,706
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$17,801,862	$313,622	3.52%	$16,134,067	$339,209	4.20%
Time deposits	1,112,501	23,076	4.15%	902,560	18,919	4.19%
Securities loaned	158,412	554	0.70%	105,560	1,020	1.93%
Advances from the FHLB	60,003	626	2.09%	88,534	1,036	2.34%
Secured financings	373,387	8,061	4.32%	—	—	—%
Borrowings, subordinated notes and debentures	372,802	10,883	5.84%	322,239	7,999	4.96%
Total interest-bearing liabilities	19,878,967	356,822	3.59%	17,552,960	368,183	4.20%
Non-interest-bearing demand deposits	3,248,357			2,954,332
Other non-interest-bearing liabilities	736,766			795,059
Stockholders’ equity	2,882,568			2,409,355
Total liabilities and stockholders’ equity	$26,746,658			$23,711,706
Net interest income		$622,759			$572,147
Interest rate spread[7]			4.03%			4.01%
Net interest margin[8]			4.85%			5.00%
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
6.Purchased loans include loans, loan discounts and unearned fees related to the FDIC Loan Purchase
7.Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
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

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
	2025 vs 2024			2025 vs 2024
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
Increase (decrease) in interest income:
Loans	$78,763	$(11,545)	$67,218	$122,114	$(63,550)	$58,564
Non-purchased loans	86,902	(30,540)	56,362	136,999	(65,734)	71,265
Purchased loans[1]	(8,139)	18,995	10,856	(14,885)	2,184	(12,701)
Interest-earning deposits in other financial institutions	(6,927)	(6,590)	(13,517)	(9,312)	(13,434)	(22,746)
Mortgage-backed and other securities	3,087	(281)	2,806	2,308	(792)	1,516
Securities borrowed and margin lending	2,426	(1,131)	1,295	4,509	(2,708)	1,801
Stock of the regulatory agencies	—	(25)	(25)	187	(71)	116
Total increase (decrease) in interest income	$77,349	$(19,572)	$57,777	$119,806	$(80,555)	$39,251
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$19,174	$(24,789)	$(5,615)	$32,781	$(58,368)	$(25,587)
Time deposits	1,730	360	2,090	4,340	(183)	4,157
Securities loaned	163	(374)	(211)	366	(832)	(466)
Advances from the FHLB	(146)	(48)	(194)	(308)	(102)	(410)
Secured financings	8,061	—	8,061	8,061	—	8,061
Borrowings, subordinated notes and debentures	1,312	724	2,036	827	2,057	2,884
Total increase (decrease) in interest expense	$30,294	$(24,127)	$6,167	$46,067	$(57,428)	$(11,361)
1 Purchased loans include loans, loan discounts and unearned fees related to the FDIC Loan Purchase.
Net Interest Income
For the three months ended December 31, 2025, net interest income totaled $331.7 million, an increase of $51.6 million, or 18.4%, compared to net interest income of $280.1 million for the three months ended December 31, 2024. For the three months ended December 31, 2025, net interest margin increased by 11 basis points compared to the net interest margin of 4.83% for the three months ended December 31, 2024.
For the three months ended December 31, 2025, total interest and dividend income increased 12.7% from the three months ended December 31, 2024, primarily due to an increase in interest earned on loans, reflecting higher average balances, partially offset by a $13.5 million decrease in interest income on deposits in other financial institutions, primarily driven by lower average balances and lower rates earned.
For the three months ended December 31, 2025, total interest expense increased 3.5% from the three months ended December 31, 2024, primarily due to an increase in interest expense on secured financings, attributable to the Verdant acquisition, and other borrowings, partially offset by a $5.6 million decrease in interest expense on demand and savings deposits.
For the six months ended December 31, 2025, net interest income totaled $622.8 million, an increase of $50.6 million, or 8.8%, compared to net interest income of $572.1 million for the six months ended December 31, 2024. For the six months ended December 31, 2025, net interest margin decreased by 15 basis points compared to the net interest margin of 5.00% for the six months ended December 31, 2024.
For the six months ended December 31, 2025, total interest and dividend income increased 4.2% from the six months ended December 31, 2024, primarily due to a $58.6 million increase in interest income on loans, attributable to higher loan balances, partially offset by lower rates earned. This increase in interest and dividend income was partially offset by a $22.7 million decrease in interest income on interest-earning deposits at other financial institutions.

For the six months ended December 31, 2025, total interest expense decreased 3.1% from the six months ended December 31, 2024, primarily due to a $25.6 million decrease in interest expense on demand and savings deposits, mainly reflecting lower rates paid. This decrease was partially offset by an increase in interest expense on secured financings, attributable to the Verdant acquisition, and other borrowings.
Provision for Credit Losses
The provision for credit losses was $25.0 million and $42.3 million for the three and six months ended December 31, 2025, respectively, compared to $12.2 million and $26.2 million, respectively, for the three and six months ended December 31, 2024. The provision for credit losses consists of provisions for both funded loans and for unfunded lending commitments. The provision for credit losses for funded loans was $22.3 million and $37.5 million for the three and six months ended December 31, 2025, respectively, and for the three months ended December 31, 2025, reflects loan growth primarily in the commercial real estate and commercial & industrial - Non-RE portfolios, as well as the impact of macroeconomic variables used in the allowance for credit losses model, primarily the forecasted consumer price index, corporate bond yields, and the five-year U.S. Treasury rate. For the six months ended December 31, 2025, the provision for credit losses was also impacted by the Verdant acquisition, which resulted in a post-acquisition provision for credit losses on the loans and leases acquired.
The provision for credit losses for unfunded lending commitments of $2.8 million and $4.8 million for the three and six months ended December 31, 2025, respectively, was primarily driven by unfunded lending commitment growth, primarily in the commercial real estate and commercial & industrial - non-RE portfolios. Provisions for credit losses are charged to income to bring the allowance for credit losses for loans and unfunded lending commitments to a level deemed appropriate by management based on the factors discussed under the heading “Financial Condition—Asset Quality and Allowance for Credit Losses - Loans.”
Non-Interest Income
The following table sets forth information regarding our non-interest income:

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
(Dollars in thousands)	2025	2024	Inc (Dec)	2025	2024	Inc (Dec)
Broker-dealer fee income	$11,145	$11,039	$106	$22,093	$22,099	$(6)
Advisory fee income	8,829	7,982	847	17,354	15,927	1,427
Banking and service fees	31,732	9,813	21,919	42,552	18,426	24,126
Mortgage banking and servicing rights income	644	(1,797)	2,441	2,039	(1,347)	3,386
Prepayment penalty fee income	1,028	762	266	1,680	1,303	377
Total non-interest income	$53,378	$27,799	$25,579	$85,718	$56,408	$29,310
For the three months ended December 31, 2025, non-interest income increased by $25.6 million, or 92.0%, and for the six months ended December 31, 2025, non interest income increased by $29.3 million, or 52.0%. The increases were primarily due to an increase in banking and servicing fee income, mainly attributable to operating lease rental and other income from the Verdant acquisition, as well as an increase in mortgage banking and servicing rights income, reflecting the absence of losses on certain loan sales in the prior year periods.

Non-Interest Expense
The following table sets forth information regarding our non-interest expense:

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
(Dollars in thousands)	2025	2024	Inc (Dec)	2025	2024	Inc (Dec)
Salaries and related costs	$82,204	$74,097	$8,107	$158,809	$148,390	$10,419
Data and operational processing	21,825	19,314	2,511	43,882	38,299	5,583
Depreciation and amortization	23,205	7,031	16,174	31,546	14,481	17,065
Advertising and promotional	12,702	11,045	1,657	24,909	25,298	(389)
Professional services	9,293	9,072	221	22,626	18,967	3,659
Occupancy and equipment	5,191	4,206	985	9,811	8,524	1,287
FDIC and regulatory fees	6,749	6,992	(243)	12,368	12,948	(580)
Broker-dealer clearing charges	4,282	4,299	(17)	8,485	8,606	(121)
General and administrative expense	19,123	9,264	9,859	28,384	17,272	11,112
Total non-interest expense	$184,574	$145,320	$39,254	$340,820	$292,785	$48,035
For the three months ended December 31, 2025, non-interest expense increased $39.3 million, or 27.0%, primarily due to increases of:
•$16.2 million in depreciation and amortization primarily due to depreciation on equipment under operating leases obtained in the Verdant acquisition;
•$9.9 million in general and administrative expenses reflecting a $7.0 million accrual for developments in an ongoing matter related to the Company’s acquisition of COR Securities in fiscal year 2019; and
•$8.1 million in salaries and related costs primarily due to increased headcount and salaries, including as a result of the Verdant acquisition.
For the six months ended December 31, 2025, non-interest expense increased $48.0 million, or 16.4%, primarily due to increases of:
•$17.1 million in depreciation and amortization primarily due to depreciation on equipment under operating leases obtained in the Verdant acquisition;
•$11.1 million in general and administrative expenses reflecting a $7.0 million accrual for developments in an ongoing matter related to the Company’s acquisition of COR Securities in fiscal year 2019; and
•$10.4 million in salaries and related costs primarily due to increased headcount and salaries, including as a result of the Verdant acquisition.
Provision for Income Taxes
Income tax expense was $47.1 million and $84.7 million for the three and six months ended December 31, 2025, respectively, compared to $45.6 million and $92.5 million for three and six months ended December 31, 2024. Our effective income tax rates for the three months ended December 31, 2025 and 2024 were 26.84% and 30.36%, respectively. Our effective income tax rates for the six months ended December 31, 2025 and 2024 were 26.01% and 29.88%, respectively. The decrease in effective income tax rate for the three and six months ended December 31, 2025 reflects, in part, a change in the State of California income tax law effective beginning with the Company’s 2026 fiscal year.
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

The following tables present the operating results of the segments:

	For the Three Months Ended December 31, 2025
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$328,499	$8,642	$(5,432)	$331,709
Provision for credit losses	25,000	—	—	25,000
Non-interest income	32,812	30,171	(9,605)	53,378
Non-interest expense	149,537	29,102	5,935	184,574
Income before income taxes	$186,774	$9,711	$(20,972)	$175,513

	For the Three Months Ended December 31, 2024
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$276,720	$7,007	$(3,628)	$280,099
Provision for credit losses	12,248	—	—	12,248
Non-interest income	2,948	29,004	(4,153)	27,799
Non-interest expense	114,536	28,178	2,606	145,320
Income before income taxes	$152,884	$7,833	$(10,387)	$150,330

	For the Six Months Ended December 31, 2025
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$615,699	$16,836	$(9,776)	$622,759
Provision for credit losses	42,255	—	—	42,255
Non-interest income	45,187	59,628	(19,097)	85,718
Non-interest expense	278,030	58,469	4,321	340,820
Income before income taxes	$340,601	$17,995	$(33,194)	$325,402

	For the Six Months Ended December 31, 2024
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$565,212	$14,274	$(7,339)	$572,147
Provision for credit losses	26,248	—	—	26,248
Non-interest income	11,538	58,906	(14,036)	56,408
Non-interest expense	232,851	56,269	3,665	292,785
Income before income taxes	$317,651	$16,911	$(25,040)	$309,522
Banking Business Segment
For the three and six months ended December 31, 2025, the Banking Business Segment had income before income taxes of $186.8 million and $340.6 million, respectively, compared to income before income taxes of $152.9 million and $317.7 million, respectively, for the three and six months ended December 31, 2024.
For the three and six months ended December 31, 2025, the Banking Business Segment’s net interest income increased $51.8 million, or 18.7%, and $50.5 million, or 8.9%, respectively, compared to net interest income for the three and six months ended December 31, 2024. The increase in net interest income was primarily due to an increase in interest earned on loans, reflecting higher average balances, partially offset by a decrease in interest income on deposits in other financial institutions, primarily driven by lower average balances and lower rates earned. These increases were partially offset by an increase in interest expense, primarily on secured financings, partially offset by a decrease in interest expense on demand and savings deposits.
For the three and six months ended December 31, 2025, the Banking Business Segment’s non-interest income increased $29.9 million and $33.6 million, respectively, compared to non-interest income for the three and six months ended December 31, 2024. The increase in non-interest income for the three and six months ended December 31, 2025 was primarily due to higher banking and servicing fee income, mainly attributable to the Verdant acquisition.
For the three and six months ended December 31, 2025, the Banking Business Segment’s non-interest expense increased $35.0 million, or 30.6%, and $45.2 million, or 19.4%, respectively, compared to non-interest expense for the three and six months ended December 31, 2024. The increase in non-interest expense for the three and six months ended December 31, 2025 reflected higher depreciation and amortization expense, mainly as a result of the Verdant acquisition, higher legal expenses and an increase in salaries and related costs, including as a result of the Verdant acquisition.
We consider the ratios shown in the table below to be key indicators of the performance of our Banking Business Segment:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2025	2024	2025	2024
Efficiency ratio	41.39%	40.95%	42.07%	40.37%
Return on average assets	2.07%	1.87%	1.96%	2.02%
Interest rate spread	4.27%	3.96%	4.12%	4.05%
Net interest margin	5.02%	4.87%	4.91%	5.04%
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
Securities Business Segment
For the three and six months ended December 31, 2025, our Securities Business Segment had income before income taxes of $9.7 million and $18.0 million, respectively, compared to income before income taxes of $7.8 million and $16.9 million, respectively, for the three and six months ended December 31, 2024.
For the three and six months ended December 31, 2025, net interest income increased $1.6 million, or 23.3%, and $2.6 million, or 17.9%, respectively, compared to net interest income for the three and six months ended December 31, 2024. The increases for the three and six months ended December 31, 2025 were primarily attributable to higher broker-dealer interest income on higher average balances.
For the three and six months ended December 31, 2025, non-interest income increased $1.2 million, or 4.0%, and $0.7 million, or 1.2%, respectively, compared to the three and six months ended December 31, 2024. The increases were primarily driven by higher advisory fee income.
For the three and six months ended December 31, 2025, non-interest expense increased $0.9 million or 3.3%, and $2.2 million, or 3.9%, respectively, compared to the three and six months ended December 31, 2024. The increases primarily reflect higher data and operational processing expenses.
The following table provides selected information for Axos Clearing:

(Dollars in thousands)	December 31, 2025	June 30, 2025
FDIC insured deposit program balances at banks	$1,550,213	$1,444,830
Margin balances	$263,004	$229,387
Cash reserves for the benefit of customers	$178,520	$146,835
Securities lending:
Interest-earning assets – securities borrowed	$109,141	$139,396
Interest-bearing liabilities – securities loaned	$128,869	$139,426
FINANCIAL CONDITION
Balance Sheet Analysis
Our total assets increased $3.4 billion, or 13.8%, to $28.2 billion at December 31, 2025, from $24.8 billion at June 30, 2025, primarily attributable to an increase in loans, mainly attributable to the Verdant acquisition, and higher available-for-sale securities, partially offset by lower cash and cash equivalents. Our total liabilities increased $3.2 billion, or 14.3%, to $25.3 billion at December 31, 2025 from $22.1 billion at June 30, 2025, primarily attributable to higher deposit balances, as well as secured financings assumed as part of the Verdant acquisition.

Loans and Allowance for Credit Losses - Loans
The following table sets forth the composition of the loan portfolio:

	December 31, 2025		June 30, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single Family - Mortgage & Warehouse	$4,795,055	19.4%	$4,395,278	20.4%
Multifamily and Commercial Mortgage	2,497,905	10.1%	2,940,739	13.6%
Commercial Real Estate	8,402,806	33.9%	6,937,187	32.2%
Commercial & Industrial - Non-RE	8,503,598	34.3%	6,795,497	31.6%
Auto & Consumer	576,243	2.3%	482,996	2.2%
Total gross loans	24,775,607	100.0%	21,551,697	100.0%
Allowance for credit losses - loans	(327,043)		(290,049)
Unaccreted discounts and loan fees	(176,012)		(212,038)
Total net loans	$24,272,552		$21,049,610

Management establishes an allowance for credit losses based upon its evaluation of the expected lifetime credit losses related to the amortized cost basis of loans on the balance sheet. The net charge-off rate for the three months ended December 31, 2025 was 0.04%, compared to 0.10% for the three months ended December 31, 2024. The decrease in the net charge-off rate was primarily driven by lower net charge-offs in the Commercial Real Estate and Single Family - Mortgage & Warehouse portfolio. For additional information regarding the Company’s allowance for credit losses, see Note 5—“Loans & Allowance for Credit Losses” in the accompanying interim condensed consolidated financial statements. For a discussion of the provision for credit losses for the three and six months ended December 31, 2025, see Item 2—“Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.” We believe that the lower average LTV in the loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks.
Asset Quality
Non-performing Assets. Loans reaching 90 days past due are generally placed on nonaccrual status. Loans not yet reaching 90 days past due may be placed on nonaccrual status based on management’s assessment of the aging of contractual principal amounts due, among other factors. For an aging analysis of the Company’s loans held for investment as of December 31, 2025 and June 30, 2025, see Note 5—“Loans & Allowance for Credit Losses” in the accompanying interim condensed consolidated financial statements. Non-performing assets include nonaccrual loans plus other real estate owned and repossessed vehicles.
Non-performing assets consisted of the following:

(Dollars in thousands)	December 31, 2025	June 30, 2025	Increase (Decrease)
Non-performing assets:
Nonaccrual loans:
Single Family - Mortgage & Warehouse	$56,021	$44,196	$11,825
Multifamily and Commercial Mortgage	6,330	33,037	(26,707)
Commercial Real Estate	21,783	29,223	(7,440)
Commercial & Industrial - Non-RE	64,627	61,804	2,823
Auto & Consumer	2,780	2,126	654
Total nonaccrual loans	$151,541	$170,386	$(18,845)
Foreclosed real estate	4,383	4,535	(152)
Repossessed vehicles—Autos	757	505	252
Total non-performing assets	$156,681	$175,426	$(18,745)
Total nonaccrual loans as a percentage of total loans	0.61%	0.79%	(0.18)%
Total non-performing assets as a percentage of total assets	0.56%	0.71%	(0.15)%

Our non-performing assets decreased to $156.7 million at December 31, 2025 from $175.4 million compared to June 30, 2025, as decreases in the multifamily and commercial mortgage and commercial real estate portfolios, were partially offset by an increase in the single family - mortgage & warehouse portfolio. Non-performing assets as a percentage of total assets decreased to 0.56% at December 31, 2025 from 0.71% at June 30, 2025.

Available-for-Sale Securities
Total available-for-sale securities were $811.1 million as of December 31, 2025, compared with $66.0 million at June 30, 2025. During the six months ended December 31, 2025, we purchased $758.8 million of securities and we received principal repayments of $15.8 million. The remainder of the change for the available-for-sale securities portfolio is attributable to changes in the fair value of the securities.
Deposits
Deposits increased by $2.4 billion, or 11.5%, to $23.2 billion at December 31, 2025, from $20.8 billion at June 30, 2025. As of December 31, 2025 compared with June 30, 2025, interest-bearing demand and savings increased $2,365.8 million, non-interest-bearing deposits increased by $205.5 million and time deposits decreased $168.1 million.
The following table sets forth the composition of the deposit portfolio:

(Dollars in thousands)	December 31, 2025	June 30, 2025
Non-interest-bearing	$3,246,199	$3,040,696
Interest-bearing demand and savings	$19,026,136	$16,660,290
Time deposits	960,413	1,128,557
Total interest bearing	$19,986,549	$17,788,847
Total deposits[1]	$23,232,748	$20,829,543
1 Total deposits includes brokered deposits of $1,816.2 million and $1,801.1 million as of December 31, 2025 and June 30, 2025, respectively, which include brokered time deposits of $555.2 million and $700.0 million as of December 31, 2025 and June 30, 2025, respectively.

The following table sets forth the number of deposit accounts by type:

	December 31, 2025	June 30, 2025	December 31, 2024
Non-interest-bearing	53,437	50,967	48,930
Interest-bearing checking and savings accounts	572,722	546,678	527,590
Time deposits	2,558	2,956	3,631
Total number of deposit accounts	628,717	600,601	580,151
Total deposits that exceeded the FDIC insurance limit or were not collateralized at December 31, 2025 and June 30, 2025 were $3.6 billion and $2.6 billion, respectively. The maturities of non-collateralized time deposits that exceeded the FDIC insurance limit were as follows:

(Dollars in thousands)	December 31, 2025
3 months or less	$5,973
3 months to 6 months	4,548
6 months to 12 months	3,223
Over 12 months	1,085
Total	$14,829

Borrowings and Secured Financings
The following table sets forth the composition of our borrowings and the interest rates:

	December 31, 2025		June 30, 2025		December 31, 2024
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB Advances	$60,000	2.07%	$60,000	2.07%	$60,000	2.07%
Secured financings	691,507	5.53%	—	—%	—	—%
Borrowings, subordinated notes and debentures	364,814	5.80%	312,671	4.55%	358,692	4.86%
Total borrowings	$1,116,321	5.43%	$372,671	4.15%	$418,692	4.46%

Weighted average cost of total borrowings during the quarter	4.80%		4.66%		4.54%
Total borrowings as a percent of total assets	3.96%		1.50%		1.77%
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
Stockholders’ Equity
Stockholders’ equity increased $249.4 million to $2,930.1 million at December 31, 2025, compared to $2,680.7 million at June 30, 2025. The increase was primarily the result of net income for the six months ended December 31, 2025 of $240.7 million.
LIQUIDITY
Cash flow information is as follows:

	For the Six Months Ended
	December 31,
(Dollars in thousands)	2025	2024
Operating Activities	$222,541	$233,298
Investing Activities	$(3,417,515)	$(314,758)
Financing Activities	$2,359,131	$569,115
During the six months ended December 31, 2025, we had net cash inflows from operating activities of $222.5 million compared to inflows of $233.3 million for the six months ended December 31, 2024. Net operating cash inflows and outflows fluctuate primarily due to the timing of the following: originations of loans held for sale, proceeds from loan sales, securities borrowed and loaned, and customer, broker-dealer and clearing receivables and payables and changes in other assets and payables.
Net cash outflows from investing activities totaled $3,417.5 million for the six months ended December 31, 2025, while outflows totaled $314.8 million for the six months ended December 31, 2024. The increase in outflows was primarily due to a higher net change in loans held for investment and higher cash outflows for the purchase of available-for-sale securities in the six months ended December 31, 2025 as compared to the six months ended December 31, 2024, and the Verdant acquisition in the six months ended December 31, 2025.
Net cash inflows from financing activities totaled $2,359.1 million for the six months ended December 31, 2025, compared to net cash inflows from financing activities of $569.1 million for the six months ended December 31, 2024. The increase in net cash inflows from financing was primarily driven by a higher net increase in deposits during the six months ended December 31, 2025.
As of December 31, 2025, the Bank could borrow up to 35% of its total assets from the FHLB. Borrowings are collateralized by pledging certain mortgage loans and available-for-sale securities to the FHLB. At December 31, 2025, the

Company had $2,579.7 million available immediately and $5,477.9 million available with additional collateral and the Company had $4,025.1 million of loans and $750.1 million of securities pledged to the FHLB. At December 31, 2025, the Company had $250.0 million in unsecured federal funds lines of credit with five major banks under which there were no borrowings outstanding.
The Bank has the ability to borrow short-term from the FRBSF Discount Window. At December 31, 2025, the Bank did not have any borrowings outstanding and the amount available from this source was $8,863.8 million. Borrowings are collateralized by pledging commercial loans and consumer loans. At December 31, 2025, the Bank had $10,358.8 million of loans pledged to the FRBSF.
Axos Clearing has a $150.0 million third-party secured line of credit available for borrowing, as needed. As of December 31, 2025, there was no amount outstanding on this credit facility. This credit facility bears interest at rates based on the Federal Funds rate and is due upon demand.
Axos Clearing has a $95.0 million third-party unsecured line of credit available for limited purpose borrowing. As of December 31, 2025, there was $15.0 million amount outstanding on this credit facility. This credit facility bears interest at rates based on the Federal Funds rate and is due upon demand.
We view our liquidity sources to be stable and adequate for our anticipated needs and contingencies for both the short- and long-term. Due to the diversified sources of our deposits, while maintaining approximately 85% of our total Bank deposits in insured or collateralized accounts as of December 31, 2025, we believe we have the ability to increase our level of deposits, and have available other potential sources of funding, to address our liquidity needs for the foreseeable future.
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
CAPITAL RESOURCES AND REQUIREMENTS
The Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by the Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. The Federal Reserve establishes capital requirements for the Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for the Company and Bank. Information presented for December 31, 2025 reflects the Basel III capital requirements for both the Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. As part of its capital management, the Bank may pay dividends to the Company from time to time.
Quantitative measures established by regulation require the Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require the Company and Bank to maintain minimum ratios of tier 1 capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” the Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Additionally, the Bank is required to maintain a tangible capital ratio equal to at least 1.5% of total average assets. At December 31, 2025, the Company and Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since December 31, 2025 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support the Company’s and Bank’s further growth and to maintain their “well capitalized” status.

The Company and Bank both elected the five-year current expected credit losses (“CECL”) transition guidance for calculating regulatory capital and ratios, which allowed an entity to add back to regulatory capital the impact of the CECL adoption, subject to the five-year phase out. The phase out ended in fiscal year 2025 and the regulatory capital figures presented as of December 31, 2025 no longer reflect this adjustment.
The Company’s and Bank’s capital ratios and requirements were as follows:

	Axos Financial, Inc.		Axos Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	December 31, 2025	June 30, 2025	December 31, 2025	June 30, 2025
Regulatory Capital:
Tier 1	$2,732,111	$2,554,071	$2,457,687	$2,360,284
Common equity tier 1	$2,732,111	$2,554,071	$2,457,687	$2,360,284
Total capital	$3,373,478	$3,117,763	$2,734,035	$2,603,589

Assets:
Average adjusted	$27,875,394	$23,813,242	$26,872,752	$23,077,089
Total risk-weighted	$23,450,710	$20,404,204	$22,105,008	$19,003,094

Regulatory Capital Ratios:
Tier 1 leverage (to adjusted average assets)	9.80%	10.73%	9.15%	10.23%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	11.65%	12.52%	11.12%	12.42%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	11.65%	12.52%	11.12%	12.42%	8.00%	6.00%
Total capital (to risk-weighted assets)	14.39%	15.28%	12.37%	13.70%	10.00%	8.00%
Basel III requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At December 31, 2025 and June 30, 2025, our Company and Bank were in compliance with the capital conservation buffer requirement, which sets the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums to 7.0%, 8.5% and 10.5%, respectively.
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
The net capital position of Axos Clearing was as follows:

(Dollars in thousands)	December 31, 2025	June 30, 2025
Net capital	$94,673	$86,996
Excess Capital	$88,369	$81,834

Net capital as a percentage of aggregate debit items	30.04%	33.71%
Net capital in excess of 5% aggregate debit items	$78,913	$74,091
Axos Clearing, as a clearing broker, is subject to the SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the exclusive benefit of customers (“Customer Reserve Bank Account”) and proprietary accounts of brokers (“PAB Reserve Account”). As of December 31, 2025, Axos Clearing was in compliance with its Customer Reserve Bank Account and PAB Reserve Account deposit requirements.

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
Banking Business Segment
The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at December 31, 2025 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	December 31, 2025
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$1,126,975	$—	$—	$—	$1,126,975
Available-for-sale securities[1]	33,487	4,750	518,174	254,715	811,126
Stock of the FHLB, at cost	29,600	—	—	—	29,600
Loans[2]	16,881,975	2,808,232	4,345,835	236,510	24,272,552
Loans held for sale	18,826	—	—	—	18,826
Total interest-earning assets	18,090,863	2,812,982	4,864,009	491,225	26,259,079
Non-interest-earning assets	—	—	—	—	1,120,009
Total assets	$18,090,863	$2,812,982	$4,864,009	$491,225	$27,379,088
Interest-bearing liabilities:
Interest-bearing deposits[3]	$19,996,172	$57,934	$119,118	$—	$20,173,224
Advances from the FHLB	—	—	60,000	—	60,000
Secured financings	117,991	106,909	462,162	4,445	691,507
Total interest-bearing liabilities	20,114,163	164,843	641,280	4,445	20,924,731
Other non-interest-bearing liabilities	—	—	—	—	3,707,815
Stockholders’ equity	—	—	—	—	2,746,542
Total liabilities and equity	$20,114,163	$164,843	$641,280	$4,445	$27,379,088
Net interest rate sensitivity gap	$(2,023,300)	$2,648,139	$4,222,729	$486,780	$5,334,348
Cumulative gap	$(2,023,300)	$624,839	$4,847,568	$5,334,348	$5,334,348
Net interest rate sensitivity gap—as a % of total interest earning assets	(7.71)%	10.08%	16.08%	1.85%	20.31%
Cumulative gap—as % of total cumulative interest earning assets	(7.71)%	2.38%	18.46%	20.31%	20.31%
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

The above table provides an approximation of the projected re-pricing of assets and liabilities at December 31, 2025 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are primarily based on modeled cash flows. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience and the implied forward rate curve, respectively. Actual repayments of these instruments could vary substantially if future experience differs from our historical experience.

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
The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the future 1-12 months’ and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Company assumes no growth in the balance sheet other than for retained earnings:

	As of December 31, 2025
	First 12 Months	Next 12 Months
(Dollars in thousands)	Percentage Change from Base	Percentage Change from Base
Up 200 basis points	8.3%	13.3%
Up 100 basis points	4.0%	6.4%
Down 100 basis points	(1.4)%	(3.3)%
Down 200 basis points	(0.3)%	(4.0)%
We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We analyze the market value of equity (“MVE”) sensitivity to an immediate parallel and sustained shift in interest rates derived from the underlying interest rate curves.
The following table indicates the sensitivity of MVE to the interest rate movement described above:

As of December 31, 2025
(Dollars in thousands)	Percentage Change from Base
Up 200 basis points	6.2%
Up 100 basis points	3.8%
Down 100 basis points	(4.6)%
Down 200 basis points	(9.2)%
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
ITEM 4.CONTROLS AND PROCEDURES
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In addition, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth our market repurchases of Axos common stock and the Axos common stock retained in connection with net settlement of RSU awards during the three months ended December 31, 2025.

(Dollars in thousands, except per share data)	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases[1]
Quarter Ended December 31, 2025
October 1, 2025 to October 31, 2025	—	$—	—	$148,071
November 1, 2025 to November 30, 2025	—	—	—	148,071
December 1, 2025 to December 31, 2025	—	—	—	148,071
For the Three Months Ended December 31, 2025	—	$—	—	$148,071

Stock Retained in Net Settlement[2]
October 1, 2025 to October 31, 2025	174
November 1, 2025 to November 30, 2025	29,299
December 1, 2025 to December 31, 2025	305
For the Three Months Ended December 31, 2025	29,778
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
    During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.EXHIBITS

10.1	Axos Financial, Inc. Amended and Restated 2014 Stock Incentive Plan	Filed herewith.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Definition Document	Filed herewith.

104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Axos Financial, Inc.

Dated:	January 29, 2026	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	January 29, 2026	By:	/s/ Derrick K. Walsh
Derrick K. Walsh Executive Vice President and Chief Financial Officer (Principal Financial Officer)