Form 10-Q
period 2026-03-31
Axos Financial, Inc.
filed 2026-04-30
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock on the last practicable date: 56,884,635 shares of common stock, $0.01 par value per share, as of April 17, 2026.

AXOS FINANCIAL, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except par value)	March 31, 2026	June 30, 2025
ASSETS
Cash and cash equivalents	$1,168,131	$1,933,845
Restricted cash	183,153	242,509
Total cash, cash equivalents and restricted cash	1,351,284	2,176,354
Trading securities	444	649
Available-for-sale securities	801,439	66,008
Stock of regulatory agencies	68,085	35,163
Loans held for sale, carried at fair value	23,964	10,012
Loans—net of allowance for credit losses of $346,702 as of March 31, 2026 and $290,049 as of June 30, 2025	24,957,536	21,049,610
Servicing rights, carried at fair value	26,299	27,218
Securities borrowed	133,015	139,396
Customer, broker-dealer and clearing receivables	333,699	252,720
Goodwill and other intangible assets—net	211,046	134,502
Other assets	1,342,175	891,446
TOTAL ASSETS	$29,248,986	$24,783,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$3,389,551	$3,040,696
Interest bearing	18,998,584	17,788,847
Total deposits	22,388,135	20,829,543
Advances from the Federal Home Loan Bank	1,805,000	60,000
Secured financings	634,452	—
Borrowings, subordinated notes and debentures	378,065	312,671
Securities loaned	148,668	139,426
Customer, broker-dealer and clearing payables	338,592	350,606
Accounts payable and other liabilities	490,891	410,155
Total liabilities	26,183,803	22,102,401
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock—$0.01 par value; 150,000,000 shares authorized; 71,724,042 shares issued and 56,882,190 shares outstanding as of March 31, 2026; 71,101,642 shares issued and 56,483,617 shares outstanding as of June 30, 2025	717	711
Additional paid-in capital	583,068	548,895
Accumulated other comprehensive income (loss)—net of income tax	4,462	348
Retained earnings	2,983,951	2,618,525
Treasury stock, at cost; 14,841,852 shares as of March 31, 2026 and 14,618,025 shares as of June 30, 2025	(507,015)	(487,802)
Total stockholders’ equity	3,065,183	2,680,677
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,248,986	$24,783,078

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except earnings per common share)	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$453,387	$394,777	$1,361,048	$1,243,874
Securities borrowed and customer receivables	7,228	6,072	21,750	18,793
Investments and other	17,626	31,873	75,024	110,385
Total interest and dividend income	478,241	432,722	1,457,822	1,373,052
INTEREST EXPENSE:
Deposits	151,730	152,694	488,428	510,822
Advances from the Federal Home Loan Bank	6,766	306	7,392	1,342
Securities loaned	202	333	756	1,353
Other borrowings	13,282	3,925	32,226	11,924
Total interest expense	171,980	157,258	528,802	525,441
Net interest income	306,261	275,464	929,020	847,611
Provision for credit losses	41,000	14,500	83,255	40,748
Net interest income, after provision for credit losses	265,261	260,964	845,765	806,863
NON-INTEREST INCOME:
Broker-dealer fee income	11,850	12,121	33,943	34,220
Advisory fee income	9,404	8,120	26,758	24,047
Banking and service fees	60,516	10,254	103,068	28,680
Mortgage banking and servicing rights income	3,704	1,499	5,743	152
Prepayment penalty fee income	514	1,379	2,194	2,682
Total non-interest income	85,988	33,373	171,706	89,781
NON-INTEREST EXPENSE:
Salaries and related costs	81,571	74,677	240,380	223,067
Data and operational processing	23,112	21,776	66,994	60,075
Depreciation and amortization	22,267	6,847	53,813	21,328
Advertising and promotional	13,158	11,437	38,067	36,735
Professional services	10,858	8,243	33,484	27,210
Occupancy and equipment	5,768	4,645	15,579	13,169
FDIC and regulatory fees	8,324	7,620	20,692	20,568
Broker-dealer clearing charges	4,526	4,177	13,011	12,783
General and administrative expense	16,369	6,839	44,753	24,111
Total non-interest expense	185,953	146,261	526,773	439,046
INCOME BEFORE INCOME TAXES	165,296	148,076	490,698	457,598
INCOME TAXES	40,619	42,870	125,272	135,365
NET INCOME	$124,677	$105,206	$365,426	$322,233
Basic earnings per common share	$2.20	$1.84	$6.46	$5.65
Diluted earnings per common share	$2.15	$1.81	$6.33	$5.55

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2026	2025	2026	2025
NET INCOME	$124,677	$105,206	$365,426	$322,233
Net unrealized gain (loss) from available-for-sale securities, net of income tax	(1,877)	588	(336)	1,123
Net unrealized gain (loss) on cash flow hedges, net of income tax	4,477	(2,482)	4,450	2,456
Other comprehensive income (loss)	2,600	(1,894)	4,114	3,579
COMPREHENSIVE INCOME	$127,277	$103,312	$369,540	$325,812

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2026
	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Retained Earnings	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
BALANCE—December 31, 2025	71,419,706	(14,742,383)	56,677,323	$714	$566,837	$1,862	$2,859,274	$(498,595)	$2,930,092
Net income	—	—	—	—	—	—	124,677	—	124,677
Other comprehensive income (loss)	—	—	—	—	—	2,600	—	—	2,600
Stock-based compensation activity	304,336	(99,469)	204,867	3	16,231	—	—	(8,420)	7,814
BALANCE—March 31, 2026	71,724,042	(14,841,852)	56,882,190	$717	$583,068	$4,462	$2,983,951	$(507,015)	$3,065,183

	For the Nine Months Ended March 31, 2026
	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Retained Earnings	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
BALANCE—June 30, 2025	71,101,642	(14,618,025)	56,483,617	$711	$548,895	$348	$2,618,525	$(487,802)	$2,680,677
Net income	—	—	—	—	—	—	365,426	—	365,426
Other comprehensive income (loss)	—	—	—	—	—	4,114	—	—	4,114
Stock-based compensation activity	622,400	(223,827)	398,573	6	34,173	—	—	(19,213)	14,966
BALANCE—March 31, 2026	71,724,042	(14,841,852)	56,882,190	$717	$583,068	$4,462	$2,983,951	$(507,015)	$3,065,183

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

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	March 31,
(Dollars in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$365,426	$322,233
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	53,813	21,328
Other accretion and amortization	(76,531)	(83,131)
Stock-based compensation expense	32,647	30,772
Trading activity	205	7
Provision for credit losses	83,255	40,748
Deferred income taxes	61,699	(14,819)
Origination of loans held for sale	(178,211)	(157,358)
Unrealized and realized gains on loans held for sale	(2,547)	(2,194)
Proceeds from sale of loans held for sale	156,668	151,834
Change in the fair value of servicing rights	2,015	1,894
Gain on repurchase of subordinated notes	—	(604)
(Gain)/loss on cash flow hedges	(4,261)	—
Net change in assets and liabilities which provide (use) cash:
Securities borrowed	6,381	(24,703)
Customer, broker-dealer and clearing receivables	(80,979)	(60,879)
Other assets	(168,780)	66,565
Securities loaned	9,242	36,917
Customer, broker-dealer and clearing payables	(12,014)	13,272
Accounts payable and other liabilities	16,540	(34,903)
Net cash provided by operating activities	264,568	306,979
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(758,755)	(22,382)
Proceeds from sale and repayment of available-for-sale securities	16,703	85,771
Purchase of stock of regulatory agencies	(70,897)	(12,446)
Proceeds from redemption of stock of regulatory agencies	39,030	—
Net change in loans held for investment	(3,026,594)	(1,130,282)
Proceeds from sale of loans originally classified as held for investment	159,770	230,606
Proceeds from sale of other real estate owned and repossessed assets	1,547	1,419
Purchase of BOLI policies	—	(100,000)
Acquisition of business, net of cash acquired	(474,448)	—
Purchases of premises, furniture, equipment, software and intangibles	(171,112)	(32,421)
Purchases of other investments	(13,525)	(12,638)
Distributions received from other investments	75	81
Net cash used in investing activities	(4,298,206)	(992,292)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	1,558,592	777,497
Repayments of the Federal Home Loan Bank term advances	—	(30,000)
Net (repayment) proceeds of Federal Home Loan Bank other advances	1,745,000	—
Net (repayment) proceeds of other borrowings	28,000	63,500
Redemption of subordinated notes	(160,500)	—
Payments related to settlement of restricted stock units	(19,213)	(16,094)
Purchase of treasury stock	—	(25,869)
Repayment of secured financings	(140,450)	—
Repurchase of subordinated notes	—	(11,803)
Payment of debt issuance costs	(2,861)	—
Proceeds from issuance of subordinated notes	200,000	—
Net cash provided by financing activities	3,208,568	757,231

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	March 31,
(Dollars in thousands)	2026	2025
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(825,070)	71,918
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of year	$2,176,354	$2,185,776
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$1,351,284	$2,257,694
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on interest-bearing liabilities	523,466	524,064
Income taxes paid	101,984	141,817
Transfers to other real estate and repossessed vehicles from loans held for investment	2,067	4,752
Transfers from loans held for investment to loans held for sale	157,820	235,134
Transfers from loans held for sale to loans held for investment	7,093	12,530
Operating lease liabilities from obtaining right of use assets	8,525	3,010
Non-cash Contingent Consideration	30,810	—
See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2026 AND 2025
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
The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three and nine months ended March 31, 2026 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or not repeated herein pursuant to the rules and regulations of the SEC with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2025 included in the 2025 Form 10-K.
Significant Accounting Policies
For further information regarding the Company’s significant accounting policies, see Note 1—“Organizations and Summary of Significant Accounting Policies” in the 2025 Form 10-K. During the nine months ended March 31, 2026, there were no significant updates to the Company’s significant accounting policies, other than as noted below and the adoption of the accounting standards noted herein.
Operating Leases. The Company is a party, as both a lessor and a lessee, to certain agreements which have been determined to be operating leases.

The Company as Lessor. The Company operates as a lessor under operating lease agreements either as a lessor of various types of equipment or as a lessor of commercial office space in the multi-building commercial office complex it owns. Under these operating lease arrangements, the underlying leased asset is depreciated to its estimated residual value at the end of the lease term and is reported in “Other assets” on the Condensed Consolidated Balance Sheets, net of accumulated depreciation. For additional information on the accounting policies related to the leased equipment and the multi-building commercial office complex, see “Premises, Furniture, Equipment and Software” herein.

Operating lease income is recognized on a straight-line basis over the lease term and is included in “Banking and services fees” in the Condensed Consolidated Statements of Income. For both its equipment leases and leases of commercial office space, the Company has elected the practical expedient permitting the Company to account for each separate lease component and associated non-lease components as a single component. Any initial direct costs incurred upon entry into the operating lease arrangement are recognized on a straight-line basis over the lease term as a reduction in rental income.

The Company as Lessee. The Company leases office space under operating lease agreements scheduled to expire at various dates. At lease commencement, lease liabilities are recognized based on the present value of the remaining lease payments and discounted using the Company’s incremental borrowing rate. Right-of-use assets initially equal the lease liability, adjusted for any lease payments made prior to lease commencement and for any lease incentives. Right-of-use assets are reported in “Other assets” on the Condensed Consolidated Balance Sheets, and the related lease liabilities are reported in

“Accounts payable, accrued liabilities and other liabilities.” Rent expense is recognized on a straight-line basis over the lease term and is recorded in “Occupancy and equipment” expense in the Condensed Consolidated Statements of Income.
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
The Company makes markets in interest rate swap and cap derivatives to facilitate customer demand. The Company enters into offsetting derivative transactions to offset its interest rate risk associated with this customer transaction activity. The Company acquired as part of the FDIC Loan Purchase certain customer-facing interest rate derivatives and related market-facing derivatives which offset the Company’s interest rate risk. For additional information on these derivatives see Note 6— “Derivatives.” Changes in the fair values of these derivatives, and related fees, are included in “Banking and service fees” on the Condensed Consolidated Statements of Income.
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
Premises, Furniture, Equipment and Software. Premises, furniture, equipment and software are stated at cost less accumulated depreciation and amortization computed primarily using the straight-line method over the estimated useful lives of depreciable assets, which range from three to ten years, and for the buildings comprising the multi-building commercial office complex, 35 years. Assets under operating lease are depreciated to their estimated residual value at the end of the lease term.

Land is not a depreciable asset. Depreciation expense is recorded within “Depreciation and amortization”, a component of non-interest expense on the Condensed Consolidated Statements of Income. Leasehold improvements are amortized over the lesser of the assets’ useful lives or the lease term. Premises, furniture, equipment and software are included in “Other assets” on the Condensed Consolidated Balance Sheets. For additional information on the multi-building commercial office complex, see Note 2—“Acquisitions.”
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
1 Represents September 30, 2025, Verdant book value adjusted for certain items, including provision for credit losses and debt prepayment fees, according to the terms of the acquisition agreement.
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
Upon acquisition, the assets and liabilities of Verdant were adjusted to their respective fair values (with the exception of PCD assets, as further discussed below) as of the closing date of the transaction, including the identifiable intangible assets acquired. Goodwill has been recorded representing the excess of the purchase price over the fair value of the net assets acquired and is expected to be fully tax-deductible. The goodwill recognized is the result of expected synergies and operational efficiencies, among other factors, and has been assigned to the Banking Business Segment. The Company’s accounting for the acquisition has not been finalized as the Company continues to evaluate the post-closing adjustment amount. As such, the Company made certain adjustments to the preliminary purchase consideration allocation during the nine months ended March 31, 2026. The allocation may be further updated, if necessary, through the measurement period, which ends no later than one year from the acquisition date.

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
Verdant’s results are included in the Company’s consolidated results from September 30, 2025. Verdant net revenue included in the Company’s Condensed Consolidated Statement of Income for the three months ended March 31, 2026 was $35.4 million and $65.5 million for the nine months ended March 31, 2026. Verdant had net income of $7.1 million for the three months ended March 31, 2026 (using the Company’s effective income tax rate for the period) and incurred a net income of $3.6 million for the nine months ended March 31, 2026.
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

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(Dollars in thousands)	2026	2025	2026	2025
Net interest income	306,261	280,787	935,443	860,787
Non-interest income	85,988	35,471	174,706	96,757
Net income	124,677	100,582	357,507	306,816
Commercial Office Complex Purchase. On January 23, 2026, the Company purchased a multi-building commercial office complex and associated amenities located in San Diego, California for approximately $125 million, which Axos Bank intends to occupy as its headquarters in the future. The transaction was accounted for as an asset acquisition and the assets and liabilities acquired are included in the Company’s unaudited Condensed Consolidated Balance Sheet as of March 31, 2026.
The following table presents the major classes of tangible assets acquired in the transaction:

(Dollars in thousands)	January 23, 2026
Land (non-depreciable)	$29,813

Depreciable assets:
Buildings	$73,033
Other	3,874
Total depreciable assets	$76,907
Additionally, as part of the transaction, the Company acquired certain in-place leases, for which the following intangible asset and liability were recognized as of the acquisition date:

(Dollars in thousands)	January 23, 2026	Weighted-Average Life (Years)
Real estate lease-related intangible assets	$17,977	4.4

Deposit Purchase Agreements. On February 12, 2026, the Bank entered into a purchase and assumption agreement with SMBC MANUBANK (“SMBC”) to acquire all of the United States consumer deposits of Jenius Bank, a digital banking business of SMBC. The amount of deposits to be acquired at closing is currently estimated to be approximately $2.3 billion. Under the agreement, the Bank will receive cash for the deposit balances acquired, less a negotiated premium. On March 19, 2026, the Office of the Comptroller of the Currency (“OCC”) provided required regulatory approval for the deposit acquisition. The deposit acquisition is currently expected to close in the quarter ending June 30, 2026.
On April 22, 2026, the Bank entered into a purchase and assumption agreement with Capital One, National Association to acquire individual retirement accounts (“IRAs”) with an aggregate balance of approximately $3.2 billion deposited into associated savings and certificate of deposit accounts. Under the agreement, the Bank will receive cash for the aggregate deposit balance of the acquired IRAs, less a negotiated premium. The deposit acquisition is subject to approval by the OCC and is expected to close in calendar year 2026.

3.     FAIR VALUE
The following tables set forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2026 and June 30, 2025. Assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement:

	March 31, 2026
(Dollars in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Trading securities	$444	$—	$444
Available-for-sale securities:
United States Treasury securities	739,575	—	739,575
Agency MBS	57,535	—	57,535
Non-Agency MBS	—	4,329	4,329
Total—Available-for-sale securities:	$797,110	$4,329	$801,439
Loans held for sale	$23,964	$—	$23,964
Servicing rights	$—	$26,299	$26,299
Other assets—Derivative instruments[1]	$17,275	$—	$17,275
LIABILITIES:
Accounts payable and other liabilities—Derivative instruments	$52,035	$—	$52,035
Accounts payable and other liabilities—Contingent Consideration	$—	$30,810	$30,810

	June 30, 2025
(Dollars in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Trading securities	$649	$—	$649
Available-for-sale securities:
Agency MBS	46,757	—	46,757
Non-Agency MBS	—	15,569	15,569
Municipal	3,682	—	3,682
Total—Available-for-sale securities:	$50,439	$15,569	$66,008
Loans held for sale	$10,012	$—	$10,012
Servicing rights	$—	$27,218	$27,218
Other assets—Derivative instruments[1]	$17,734	$—	$17,734
LIABILITIES:			$—
Accounts payable and other liabilities—Derivative instruments	$68,498	$—	$68,498
[1] Other assets - Derivative instruments are presented net of $44.8 million and $55.4 million of variation margin on centrally-cleared derivatives as of March 31, 2026 and June 30, 2025, respectively.

The following section describes the valuation methodologies used by the Company to measure various financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified. For additional information on the other valuation methodologies used by the Company, see Note 3—“Fair Value” in the 2025 Form 10-K.
Securities—trading and available-for-sale. During the nine months ended March 31, 2026, the Company purchased United States Treasury securities that it classified as available‑for‑sale. These securities are measured at fair value using quoted prices in active markets for similar assets and are classified under Level 2 of the fair value hierarchy.
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

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	For the Three Months Ended
	March 31, 2026
(Dollars in thousands)	Available-for-sale Securities: Non-Agency MBS	Servicing Rights[1]	Accounts payable and other liabilities—Contingent Consideration	Total
Opening balance	$6,313	$25,431	$30,810	$62,554
Total gains or losses for the period:
Included in earnings—Mortgage banking and servicing rights income	—	425	—	425
Included in other comprehensive income	(413)	—	—	(413)
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	—	443	—	443
Settlements	(1,571)	—	—	(1,571)
Closing balance	$4,329	$26,299	$30,810	$61,438

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$425	$—	$425

	For the Nine Months Ended
	March 31, 2026
(Dollars in thousands)	Available-for-sale Securities: Non-Agency MBS	Servicing Rights[1]	Accounts payable and other liabilities—Contingent Consideration	Total
Opening Balance	$15,569	$27,218	$—	$42,787
Total gains or losses for the period:
Included in earnings—Mortgage banking and servicing rights income	—	(1,953)	—	(1,953)
Included in other comprehensive income	(400)	—	—	(400)
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions	—	1,034	30,810	31,844
Settlements	(10,840)	—		(10,840)
Closing balance	$4,329	$26,299	$30,810	$61,438

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(1,953)	$—	$(1,953)
1 Earnings from servicing rights were attributable to: time and payoffs, representing an increase in servicing rights value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period of $0.3 million and $0.9 million for the three months ended and nine months ended March 31, 2026, respectively, and an increase in servicing rights value resulting from market-driven changes in interest rates of $0.7 million for the three months ended March 31, 2026 and a decrease of $1.1 million for the nine months ended March 31, 2026. Additions to servicing rights were related to purchases and servicing rights retained upon sale of loans held for sale.

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
1 Earnings from servicing rights were attributable to: time and payoffs, representing a decrease in servicing rights value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period of $0.2 million and $1.1 million for the three and nine months ended March 31, 2025, respectively, and a decrease in servicing rights value resulting from market-driven changes in interest rates of $0.4 million for the three months ended March 31, 2025, and a decrease of $0.9 million for the nine months ended March 31, 2025. Additions to servicing rights were related to purchases and servicing rights retained upon sale of loans held for sale.

The table below summarizes the quantitative information about Level 3 fair value measurements:

	March 31, 2026
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Available-for-sale securities: Non-Agency MBS	$4,329	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over SOFR Swaps, Credit Enhancement	2.5 to 15.4% (3.5%) 1.5 to 1.7% (1.5%) 40.0 to 68.9% (60.1%) 2.6 to 5.2% (3.5%) 0.0 to 66.5% (14.9%)
Servicing Rights	$26,299	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	2.0 to 30.1% (9.3%) 2.3 to 14.3 (9.3) 9.5 to 11.2% (9.8%)
Accounts payable and other liabilities—Contingent Consideration	$30,810	Nelson-Siegal Stochastic Model	Monthly Asset Growth, Credit Spread	-7.4% to 14.5% (3.6%) 2.9% to 2.9% (2.9%)

	June 30, 2025
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Available-for-sale securities: Non-Agency MBS	$15,569	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over SOFR Swaps, Credit Enhancement	2.5 to 30.0% (22.4%) 1.5 to 11.9% (8.7%) 35.0 to 68.9% (43.4%) 2.5 to 4.1% (2.7%) 0.0 to 99.0% (39.2%)
Servicing Rights	$27,218	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	5.2 to 26.6% (9.7%) 2.5 to 12.8 (9.3) 9.5 to 11.2% (9.8%)
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
The aggregate fair value of loans held for sale, carried at fair value, the contractual balance (including accrued interest), and the unrealized gain were:

(Dollars in thousands)	March 31, 2026	June 30, 2025
Aggregate fair value	$23,964	$10,012
Contractual balance	23,520	9,870
Unrealized gain	$444	$142

The total interest income and amount of gains and losses from changes in fair value included in earnings for loans held for sale, carried at fair value, were:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(Dollars in thousands)	2026	2025	2026	2025
Interest income	$239	$212	$605	$749
Change in fair value	709	227	1,046	(140)
Total	$948	$439	$1,651	$609
Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments at March 31, 2026 and June 30, 2025 were:

	March 31, 2026
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	$1,351,284	$1,351,284	$—	$—	$1,351,284
Trading securities	444	—	444	—	444
Available-for-sale securities	801,439	—	797,110	4,329	801,439
Stock of regulatory agencies	68,085	—	68,085	—	68,085
Loans held for sale, at fair value	23,964	—	23,964	—	23,964
Loans held for investment—net	24,957,536	—	—	25,205,576	25,205,576
Securities borrowed	133,015	—	—	131,791	131,791
Customer, broker-dealer and clearing receivables	333,699	—	—	331,592	331,592
Servicing rights	26,299	—	—	26,299	26,299
Other assets - derivative instruments[1]	17,275	—	17,275	—	17,275
Financial liabilities:
Total deposits	22,388,135	—	22,142,496	—	22,142,496
Advances from the Federal Home Loan Bank	1,805,000	—	1,802,146	—	1,802,146
Secured financings	634,452	—	628,258	—	628,258
Borrowings, subordinated notes and debentures	378,065	—	366,435	—	366,435
Securities loaned	148,668	—	—	147,904	147,904
Customer, broker-dealer and clearing payables	338,592	—	—	338,592	338,592
Accounts payable and other liabilities - derivative instruments	52,035	—	52,035	—	52,035
Accounts payable and other liabilities - Contingent Consideration	30,810	—	—	30,810	30,810

	June 30, 2025
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	$2,176,354	$2,176,354	$—	$—	$2,176,354
Trading securities	649	—	649	—	649
Available-for-sale securities	66,008	—	50,439	15,569	66,008
Stock of regulatory agencies	35,163	—	35,163	—	35,163
Loans held for sale, at fair value	10,012	—	10,012	—	10,012
Loans held for investment—net	21,049,610	—	—	21,288,921	21,288,921
Securities borrowed	139,396	—	—	138,103	138,103
Customer, broker-dealer and clearing receivables	252,720	—	—	251,126	251,126
Servicing rights	27,218	—	—	27,218	27,218
Other assets - derivative instruments[1]	17,734	—	17,734	—	17,734
Financial liabilities:
Total deposits	20,829,543	—	20,642,953	—	20,642,953
Advances from the Federal Home Loan Bank	60,000	—	56,934	—	56,934
Borrowings, subordinated notes and debentures	312,671	—	285,282	—	285,282
Securities loaned	139,426	—	—	138,698	138,698
Customer, broker-dealer and clearing payables	350,606	—	—	350,606	350,606
Accounts payable and other liabilities - derivative instruments	68,498	—	68,498	—	68,498
1 Other assets - derivative assets are presented net of $44.8 million and $55.4 million of variation margin on centrally-cleared derivatives as of March 31, 2026 and June 30, 2025, respectively.
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
4.         AVAILABLE-FOR-SALE SECURITIES
The amortized cost and fair value of available-for-sale securities were:

	March 31, 2026
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
United States Treasury securities	$739,972	$155	$(552)	$739,575
Mortgage-backed securities (MBS):
Agency[1]	$58,668	$367	$(1,500)	$57,535
Non-agency[2]	3,555	903	(129)	4,329
Total mortgage-backed securities	62,223	1,270	(1,629)	61,864
Total available-for-sale securities	$802,195	$1,425	$(2,181)	$801,439

	June 30, 2025
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
Agency[1]	$48,229	$327	$(1,799)	$46,757
Non-agency[2]	14,395	1,232	(58)	15,569
Total mortgage-backed securities	62,624	1,559	(1,857)	62,326
Municipal	3,682	—	—	3,682
Total available-for-sale securities	$66,306	$1,559	$(1,857)	$66,008
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

The Company evaluates available-for-sale securities in an unrealized loss position based on an analysis of a number of factors, including, but not limited to: (1) the credit characteristics of the securities, such as the forecasted cash flows, credit ratings, credit enhancement, and government agency or government-sponsored enterprise backing, as applicable; and (2) whether the Company intends to sell or will be required to sell any of the securities before recovering the amortized cost basis. Based on its analysis, the Company determined the unrealized losses on available-for-sale securities are primarily driven by the increase in interest rates since the securities were purchased, and accordingly no credit losses were recognized on available-for-sale securities in the three and nine months ended March 31, 2026 and March 31, 2025. There was no amount in the allowance for credit losses for available-for-sale securities at March 31, 2026 and June 30, 2025.
The face amounts of available-for-sale securities pledged to secure borrowings were $400.6 million and $0.6 million as of March 31, 2026 and June 30, 2025, respectively.

There were no sales of available-for-sale securities during the three and nine months ended March 31, 2026.
Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were:

	March 31, 2026
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
United States Treasury securities	$491,575	$(552)	$—	$—	$491,575	$(552)
MBS:
Agency	$2,557	$(43)	$15,035	$(1,457)	$17,592	$(1,500)
Non-agency	2,716	(99)	179	(30)	2,895	(129)
Total MBS	5,273	(142)	15,214	(1,487)	20,487	(1,629)
Total available-for-sale securities	$496,848	$(694)	$15,214	$(1,487)	$512,062	$(2,181)

	June 30, 2025
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
Agency	$108	$—	$16,212	$(1,799)	$16,320	$(1,799)
Non-agency	2,138	(43)	10,695	(15)	12,833	(58)
Total MBS	2,246	(43)	26,907	(1,814)	29,153	(1,857)
Total available-for-sale securities	$2,246	$(43)	$26,907	$(1,814)	$29,153	$(1,857)
The following table sets forth the expected maturity distribution of our mortgage-backed securities, which is based on assumed prepayment rates, and the maturity distribution of our non-MBS, which is based on the contractual maturity:

	As of March 31, 2026
(Dollars in thousands)	Total Amount	Due Within One Year	Due after One but within Five Years	Due after Five but within Ten Years	Due After Ten Years
United States Treasury securities	$739,972	$—	$494,780	$245,192	$—
MBS:
Agency	$58,668	$15,162	$33,614	$8,368	$1,524
Non-Agency	3,555	527	1,407	1,094	527
Total MBS	$62,223	$15,689	$35,021	$9,462	$2,051
Available-for-sale—Amortized cost	$802,195	$15,689	$529,801	$254,654	$2,051
Available-for-sale—Fair value	$801,439	$15,553	$529,271	$254,279	$2,336

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
The following table sets forth the composition of the loan portfolio:

(Dollars in thousands)	March 31, 2026	June 30, 2025
Single Family - Mortgage & Warehouse	$4,704,482	$4,395,278
Multifamily and Commercial Mortgage	2,473,842	2,940,739
Commercial Real Estate	8,722,536	6,937,187
Commercial & Industrial - Non-RE	8,952,382	6,795,497
Auto & Consumer	617,305	482,996
Total gross loans	25,470,547	21,551,697
Allowance for credit losses - loans	(346,702)	(290,049)
Unaccreted premiums (discounts) and loan fees	(166,309)	(212,038)
Total net loans	$24,957,536	$21,049,610

Accrued interest receivable on loans held for investment totaled $128.6 million and $109.6 million as of March 31, 2026 and June 30, 2025, respectively.
At March 31, 2026 and June 30, 2025, the Company pledged certain loans totaling $3,812.6 million and $4,284.7 million, respectively, to the Federal Home Loan Bank (“FHLB”) and $11,473.0 million and $8,227.7 million, respectively, to the Federal Reserve Bank of San Francisco (“FRBSF”).
The following table presents loan-to-value (“LTV”) for the Company’s real estate loans outstanding as of March 31, 2026:

	Total Real Estate Loans	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate
Weighted-Average LTV	50%	57%	50%	45%
Median LTV	50%	53%	41%	46%
The following table presents the components of the provision for credit losses:

	For the Three Months March 31,		For the Nine Months Ended March 31,
(Dollars in thousands)	2026	2025	2026	2025
Provision for credit losses - loans	$38,768	$13,750	$76,273	$36,998
Provision for credit losses - unfunded lending commitments	2,232	750	6,982	3,750
Total provision for credit losses	$41,000	$14,500	$83,255	$40,748
The following tables summarize activity in the allowance for credit losses - loans by portfolio segment:

	For the Three Months Ended March 31, 2026
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Balance at January 1, 2026	$9,059	$20,785	$130,138	$148,733	$18,328	$327,043
Provision (benefit) for credit losses - loans	(1,182)	447	4,831	30,277	4,395	38,768
Charge-offs	(33)	(347)	—	(18,115)	(2,447)	(20,942)
Recoveries	142	254	—	603	834	1,833
Balance at March 31, 2026	$7,986	$21,139	$134,969	$161,498	$21,110	$346,702

	For the Three Months Ended March 31, 2025
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Balance at January 1, 2025	$16,104	$56,077	$102,454	$84,455	$11,515	$270,605
Provision (benefit) for credit losses - loans	1,593	(7,976)	(12,870)	29,921	3,082	13,750
Charge-offs	(2,297)	(1,131)	—	(753)	(2,026)	(6,207)
Recoveries	4	689	255	—	854	1,802
Balance at March 31, 2025	$15,404	$47,659	$89,839	$113,623	$13,425	$279,950

	For the Nine Months Ended March 31, 2026
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Balance at July 1, 2025	$12,109	$26,238	$113,804	$121,641	$16,257	$290,049
Allowance for credit losses at acquisition of PCD loans	—	—	—	7,795	—	7,795
Provision (benefit) for credit losses - loans	(4,222)	(560)	21,169	51,119	8,767	76,273
Charge-offs	(439)	(4,803)	(4)	(20,500)	(6,312)	(32,058)
Recoveries	538	264	—	1,443	2,398	4,643
Balance at March 31, 2026	$7,986	$21,139	$134,969	$161,498	$21,110	$346,702

	For the Nine Months Ended March 31, 2025
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Balance at July 1, 2024	$16,943	$70,771	$87,780	$76,032	$9,016	$260,542
Provision (benefit) for credit losses - loans	702	(16,116)	1,804	41,506	9,102	36,998
Charge-offs	(2,297)	(7,685)	—	(3,915)	(7,370)	(21,267)
Recoveries	56	689	255	—	2,677	3,677
Balance at March 31, 2025	$15,404	$47,659	$89,839	$113,623	$13,425	$279,950
For the three and nine months ended March 31, 2026, the allowance for credit losses for loans increased primarily due to the provision for credit losses, partially offset by net charge-offs. The provision for credit losses for the three months ended March 31, 2026 reflected loan growth primarily in the Commercial & Industrial - Non-RE and Commercial Real Estate portfolios, an increase in specific reserves primarily related to one Commercial & Industrial - Non-RE portfolio loan with unique credit risk characteristics, as well as changes to the quantitative allowance for credit losses model inputs, including geopolitical events impacting macroeconomic factors and forecasted interest rates. For the nine months ended March 31, 2026, the increase in the allowance for credit losses was also due to the Verdant acquisition, which included the acquisition of PCD assets and also resulted in a post-acquisition provision for credit losses on the loans and leases acquired.
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

As part of its lending activities, the Company makes certain off-balance lending commitments. For additional information on these and other commitments, see Note 10—“Commitments and Contingencies.” The following tables present a summary of the activity in the allowance for credit losses for off-balance sheet lending commitments:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Balance at January 1,	$15,641	$13,223
Provision (benefit) for credit losses - unfunded lending commitments	2,232	750
Balance at March 31,	$17,873	$13,973

	Nine Months Ended March 31,
(Dollars in thousands)	2026	2025
Balance at July 1,	$10,891	$10,223
Provision (benefit) for credit losses - unfunded lending commitments	6,982	3,750
Balance at March 31,	$17,873	$13,973
The increase in the allowance for off-balance sheet lending commitments for the three and nine months ended March 31, 2026, was primarily driven by unfunded lending commitment growth, primarily in the Commercial Real Estate and Commercial & Industrial - Non-RE portfolios.
Credit Quality Disclosures. The following tables provide the composition of loans that are performing and nonaccrual by portfolio segment:

	March 31, 2026
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Performing	$4,647,271	$2,466,530	$8,707,813	$8,854,247	$614,250	$25,290,111
Nonaccrual	57,211	7,312	14,723	98,135	3,055	180,436
Total	$4,704,482	$2,473,842	$8,722,536	$8,952,382	$617,305	$25,470,547
Nonaccrual loans to total loans						0.71%

	June 30, 2025
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Performing	$4,351,082	$2,907,702	$6,907,964	$6,733,693	$480,870	$21,381,311
Nonaccrual	44,196	33,037	29,223	61,804	2,126	170,386
Total	$4,395,278	$2,940,739	$6,937,187	$6,795,497	$482,996	$21,551,697
Nonaccrual loans to total loans						0.79%
There were no nonaccrual loans without an allowance for credit losses as of March 31, 2026 and June 30, 2025. There was no interest income recognized on nonaccrual loans in the three and nine months ended March 31, 2026 and 2025. Loans reaching 90 days past due are generally placed on nonaccrual status and risk rated as substandard or doubtful. Loans not yet reaching 90 days past due may be placed on nonaccrual status based on management’s assessment of the aging of contractual principal amounts due, among other factors.
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

	March 31, 2026
	Loans Held for Investment by Fiscal Year of Origination						Revolving Loans	Total
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior
Single Family-Mortgage & Warehouse
Pass	$777,271	$815,203	$412,675	$378,385	$1,116,750	$1,095,296	$—	$4,595,580
Special Mention	—	4,410	1,080	2,478	13,888	28,462	—	50,318
Substandard	—	13,921	—	276	8,396	35,991	—	58,584
Doubtful	—	—	—	—	—	—	—	—
Total	777,271	833,534	413,755	381,139	1,139,034	1,159,749	—	4,704,482
Year-to-date gross charge-offs	—	—	—	—	48	391	—	439
Multifamily and Commercial Mortgage
Pass	131,996	75,075	19,000	541,086	742,096	924,613		2,433,866
Special Mention	—	—	—	3,383	—	1,532	—	4,915
Substandard	—	—	—	11,375	22,017	1,669	—	35,061
Doubtful	—	—	—	—	—	—	—	—
Total	131,996	75,075	19,000	555,844	764,113	927,814	—	2,473,842
Year-to-date gross charge-offs	—	—	—	—	—	4,803	—	4,803
Commercial Real Estate
Pass	2,579,670	3,120,976	934,480	714,065	53,983	29,972	1,253,048	8,686,194
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	7,015	—	14,723	14,604	36,342
Doubtful	—	—	—	—	—	—	—	—
Total	2,579,670	3,120,976	934,480	721,080	53,983	44,695	1,267,652	8,722,536
Year-to-date gross charge-offs	—	—	—	—	—	4	—	4
Commercial & Industrial - Non-RE
Pass	1,599,382	1,371,980	915,336	315,892	107,247	67,979	4,193,562	8,571,378
Special Mention	8,641	9,925	29,570	6,540	808	14,686	—	70,170
Substandard	10,297	14,328	123,610	9,620	129,568	448	22,870	310,741
Doubtful	31	—	—	—	—	62	—	93
Total	1,618,351	1,396,233	1,068,516	332,052	237,623	83,175	4,216,432	8,952,382
Year-to-date gross charge-offs	—	1,666	2,554	564	14,753	963	—	20,500
Auto & Consumer
Pass	268,745	168,872	36,939	49,230	70,516	18,435	—	612,737
Special Mention	413	509	99	164	245	46	—	1,476
Substandard	750	1,476	38	222	460	146	—	3,092
Doubtful	—	—	—	—	—	—	—	—
Total	269,908	170,857	37,076	49,616	71,221	18,627	—	617,305
Year-to-date gross charge-offs	483	2,317	329	1,245	1,044	894	—	6,312
Total
Pass	5,357,064	5,552,106	2,318,430	1,998,658	2,090,592	2,136,295	5,446,610	24,899,755
Special Mention	9,054	14,844	30,749	12,565	14,941	44,726	—	126,879
Substandard	11,047	29,725	123,648	28,508	160,441	52,977	37,474	443,820
Doubtful	31	—	—	—	—	62	—	93
Total	$5,377,196	$5,596,675	$2,472,827	$2,039,731	$2,265,974	$2,234,060	$5,484,084	$25,470,547
As a % of total gross loans	21.1%	22.0%	9.7%	8.0%	8.9%	8.8%	21.5%	100%
Year-to-date gross charge-offs	$483	$3,983	$2,883	$1,809	$15,845	$7,055	$—	$32,058

	June 30, 2025
	Loans Held for Investment by Fiscal Year of Origination						Revolving Loans	Total
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior
Single Family-Mortgage & Warehouse
Pass	$750,357	$269,165	$451,330	$1,067,144	$434,352	$715,620	$599,406	$4,287,374
Special Mention	2,129	1,080	5,362	3,140	5,254	26,604	9,967	53,536
Substandard	—	—	—	7,255	6,720	40,393	—	54,368
Doubtful	—	—	—	—	—	—	—	—
Total	752,486	270,245	456,692	1,077,539	446,326	782,617	609,373	4,395,278
Year-to-date gross charge-offs	—	340	—	400	—	2,296	—	3,036
Multifamily and Commercial Mortgage
Pass	75,755	22,435	632,120	859,189	422,683	842,787	1,450	2,856,419
Special Mention	—	—	3,400	—	7,255	18,272	—	28,927
Substandard	—	—	8,530	13,199	—	33,664	—	55,393
Doubtful	—	—	—	—	—	—	—	—
Total	75,755	22,435	644,050	872,388	429,938	894,723	1,450	2,940,739
Year-to-date gross charge-offs	—	375	86	5	—	8,099	—	8,565
Commercial Real Estate
Pass	3,135,530	1,342,372	679,875	575,642	152,581	47,214	960,145	6,893,359
Special Mention	—	—	—	—	—	—		—
Substandard	—	—	—	9,500	5,000	14,723	14,605	43,828
Doubtful	—	—	—	—	—	—	—	—
Total	3,135,530	1,342,372	679,875	585,142	157,581	61,937	974,750	6,937,187
Year-to-date gross charge-offs	—	—	—	165	—	—	—	165
Commercial & Industrial - Non-RE
Pass	1,231,118	809,347	310,043	120,385	38,397	28,311	3,928,415	6,466,016
Special Mention	—	45,120	—	—	93	—	10,023	55,236
Substandard	3,747	10,719	9,244	135,778	2,486	2,989	99,282	264,245
Doubtful	—	—	—	10,000	—	—	—	10,000
Total	1,234,865	865,186	319,287	266,163	40,976	31,300	4,037,720	6,795,497
Year-to-date gross charge-offs	—	—	883	—	5,942	—	2,000	8,825
Auto & Consumer
Pass	213,318	47,587	75,120	109,228	23,084	11,448	—	479,785
Special Mention	295	52	186	270	60	10	—	873
Substandard	154	48	365	807	549	415	—	2,338
Doubtful	—	—	—	—	—	—	—	—
Total	213,767	47,687	75,671	110,305	23,693	11,873	—	482,996
Year-to-date gross charge-offs	589	813	2,363	3,340	797	1,813	—	9,715
Total
Pass	5,406,078	2,490,906	2,148,488	2,731,588	1,071,097	1,645,380	5,489,416	20,982,953
Special Mention	2,424	46,252	8,948	3,410	12,662	44,886	19,990	138,572
Substandard	3,901	10,767	18,139	166,539	14,755	92,184	113,887	420,172
Doubtful	—	—	—	10,000	—	—	—	10,000
Total	$5,412,403	$2,547,925	$2,175,575	$2,911,537	$1,098,514	$1,782,450	$5,623,293	$21,551,697
As a % of total gross loans	25.1%	11.8%	10.1%	13.5%	5.1%	8.3%	26.1%	100%
Total year-to-date gross charge-offs	$589	$1,528	$3,332	$3,910	$6,739	$12,208	$2,000	$30,306

The following tables provide the aging of loans by portfolio segment:

	March 31, 2026
(Dollars in thousands)	Current	30-59 Days	60-89 Days	90+ Days	Total
Single Family-Mortgage & Warehouse	$4,629,050	$15,565	$3,178	$56,689	$4,704,482
Multifamily and Commercial Mortgage	2,460,624	7,056	—	6,162	2,473,842
Commercial Real Estate	8,707,813	—	—	14,723	8,722,536
Commercial & Industrial - Non-RE	8,844,572	65,648	6,559	35,603	8,952,382
Auto & Consumer	610,298	3,720	1,480	1,807	617,305
Total	$25,252,357	$91,989	$11,217	$114,984	$25,470,547
As a % of total gross loans	99.14%	0.36%	0.04%	0.46%	100%

	June 30, 2025
(Dollars in thousands)	Current	30-59 Days	60-89 Days	90+ Days	Total
Single Family-Mortgage & Warehouse	$4,322,681	$13,302	$16,395	$42,900	$4,395,278
Multifamily and Commercial Mortgage	2,870,972	36,649	549	32,569	2,940,739
Commercial Real Estate	6,900,904	—	7,060	29,223	6,937,187
Commercial & Industrial - Non-RE	6,783,440	—	—	12,057	6,795,497
Auto & Consumer	477,694	3,025	920	1,357	482,996
Total	$21,355,691	$52,976	$24,924	$118,106	$21,551,697
As a % of total gross loans	99.09%	0.25%	0.12%	0.55%	100%
Loans reaching 90 or more days past due are generally placed on nonaccrual. As of both March 31, 2026 and June 30, 2025 there were no loans over 90 days past due and still accruing interest.
Single family mortgage loans in process of foreclosure were $36.9 million and $30.4 million as of March 31, 2026 and June 30, 2025, respectively.
Direct Financing Leases and Sales-Type Leases. The Company acts as a lessor in certain direct financing leases and sales-type leases, which are included in Commercial & Industrial - Non-RE in the preceding tables. The following table presents the aggregate interest income earned under direct financing and sales-type leases for the periods presented. For additional information on these leases, see Note 1—“Organizations and Summary of Significant Accounting Policies” in the 2025 Form 10-K.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(Dollars in thousands)	2026	2025	2026	2025
Lease interest income	$35,252	$3,424	$76,267	$9,861
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

	March 31, 2026			June 30, 2025
		Fair Value			Fair Value
(Dollars in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate contracts[1]	$750,000	$7,323	$—	$400,000	$1,950	$—
Derivatives not designated as hedging instruments
Interest rate contracts[1]	2,529,989	9,909	51,810	2,761,021	15,782	68,427
Foreign exchange contracts	62,774	43	225	9,570	2	71
Total derivatives	$3,342,763	$17,275	$52,035	$3,170,591	$17,734	$68,498
1 Derivative Assets are presented net of $44.8 million and $55.4 million of variation margin on centrally-cleared derivatives as of March 31, 2026 and June 30, 2025, respectively.
Derivatives designated as fair value hedging instruments
The following table presents pre-tax fair value gains/(losses) on derivative instruments used in fair value hedge accounting relationships and the change in fair value of the hedged item. For additional information on the Company’s designated fair value hedges, see Note 1 —“Summary of Significant Accounting Policies.”

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(Dollars in thousands)	2026	2025	2026	2025
Change in fair value of derivative instruments	$4,580	$—	$6,425	$—
Change in fair value of hedged items	$(4,580)	$—	$(6,425)	$—

The following table presents the carrying amount of available-for-sale securities in designated fair value hedge relationships and the cumulative amount of fair value hedge basis adjustments.

	As of March 31, 2026		As of June 30, 2025
(Dollars in thousands)	Amortized Cost	Cumulative Amount of Basis Adjustments[1]	Amortized Cost	Cumulative Amount of Basis Adjustments[1]
Available-for-sale securities—United States Treasury securities	$739,972	$(6,425)	$—	$—

1 The cumulative amount of basis adjustments relates to active fair value hedges.
Derivatives designated as cash flow hedging instruments
The following table presents pre-tax gains/(losses) on derivative instruments used in cash flow hedge accounting relationships.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(Dollars in thousands)	2026	2025	2026	2025
Amounts recorded in other comprehensive income	$7,567	$(2,464)	$10,417	$6,162
Amounts reclassified from AOCI to income	(1,372)	$(1,130)	(4,260)	$(2,608)
Total change in OCI for period	$6,195	$(3,594)	$6,157	$3,554

    The Company did not experience any forecasted transactions that failed to occur during the three and nine months ended March 31, 2026 or 2025. There are no amounts excluded from the assessment of hedge effectiveness.
As of March 31, 2026, the Company no longer has any active cash flow hedge relationships and expects that approximately $5.3 million of pre-tax net gains related to its terminated cash flow hedges recorded in AOCI will be recognized in income over the next 12 months, and an additional $2.6 million of pre-tax net gains thereafter. For the terminated cash flow hedges, the maximum length of time over which forecasted transactions will be recognized is approximately 1.5 years.

Derivatives not designated as hedging instruments
The following table presents the pre-tax gains/(losses) related to the Company’s derivative instrument activity recognized in the Condensed Consolidated Statements of Income:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(Dollars in thousands)	2026	2025	2026	2025
Interest rate contracts
Banking and service fees	$(303)	$(272)	$(1,614)	$(1,829)
Mortgage banking and servicing rights income	620	136	721	(249)
Foreign exchange contracts
Banking and service fees	170	(29)	(195)	(29)
The aggregate foreign exchange transaction gain/loss for the nine months ended March 31, 2026 was a gain of approximately $0.2 million, and was insignificant for the three months ended March 31, 2026. It was insignificant for the three and nine months ended March 31, 2025.
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
The following tables present information about the offsetting of these instruments and related collateral amounts:

	March 31, 2026
(Dollars in thousands)	Gross Assets / Liabilities	Amounts Offset	Net Balance Sheet Amount	Financial Collateral	Cash Collateral	Net Assets / Liabilities
Assets:
Securities borrowed	$133,015	$—	$133,015	$133,015	$—	$—
Other Assets — Derivative Assets[1]	17,275	—	17,275	3,130	9,202	4,943
Liabilities:
Securities loaned	$148,668	$—	$148,668	$148,668	$—	$—
Accounts Payable and Other Liabilities — Derivative Liabilities	52,035	—	52,035	3,130	828	48,077

	June 30, 2025
(Dollars in thousands)	Gross Assets / Liabilities	Amounts Offset	Net Balance Sheet Amount	Financial Collateral	Cash Collateral	Net Assets / Liabilities
Assets:
Securities borrowed	$139,396	$—	$139,396	$139,396	$—	$—
Other Assets — Derivative Assets[1]	17,734	—	17,734	4,782	6,392	6,560
Liabilities:
Securities loaned	$139,426	$—	$139,426	$139,426	$—	$—
Accounts Payable and Other Liabilities — Derivative Liabilities	68,497	—	68,497	4,782	1,340	62,375
1 Gross amounts of Other Assets - Derivative Assets are presented net of $44.8 million and $55.4 million of variation margin on centrally-cleared derivatives as of March 31, 2026 and June 30, 2025, respectively.

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
At March 31, 2026, 1,881,899 shares of common stock were authorized for future awards under the 2014 Plan. As of March 31, 2026, the total compensation cost not yet recognized related to non-vested awards was $80.1 million, which is expected to be recognized over a weighted-average period of 1.3 years.
The following table presents the status and changes in RSUs:

	RSUs	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2025	1,564,016	$55.50
Granted	678,637	87.89
Vested	(562,535)	52.11
Forfeited	(104,713)	61.58
Non-vested balance at March 31, 2026	1,575,405	$70.26
The total fair value of shares vested for the three and nine months ended March 31, 2026 was $20.7 million and $48.5 million, respectively. The total fair value of shares vested for the three and nine months ended March 31, 2025 was $15.7 million and $38.8 million, respectively.
Common Stock Repurchase Program
As of March 31, 2026, there was $148.1 million of share repurchase authorization remaining under the Company’s common stock repurchase program. The share repurchase program will continue in effect until terminated by the Board of Directors of the Company. There were no common stock repurchases pursuant to the program for the three and nine months ended March 31, 2026 and 2025. For additional information regarding the Company’s share repurchase program, see Note 15—“Stockholders' Equity” in the 2025 Form 10-K.
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
Accumulated Other Comprehensive Income
AOCI includes the after-tax change in unrealized gains and losses on investment securities and cash flow hedging activities.

	For the Three Months Ended March 31, 2026
(Dollars in thousands)	Unrealized gain (loss) on available-for-sale securities	Cash flow hedges	Accumulated other comprehensive income
Balance at December 31, 2025	$761	$1,101	$1,862
Other comprehensive income/(loss)	(1,877)	4,477	2,600
Balance at March 31, 2026	$(1,116)	$5,578	$4,462

	For the Three Months Ended March 31, 2025
(Dollars in thousands)	Unrealized gain (loss) on available-for-sale securities	Cash flow hedges	Accumulated other comprehensive income
Balance at December 31, 2024	$(1,931)	$4,938	$3,007
Other comprehensive income/(loss)	588	(2,482)	(1,894)
Balance at March 31, 2025	$(1,343)	$2,456	$1,113

	For the Nine Months Ended March 31, 2026
(Dollars in thousands)	Unrealized gain (loss) on available-for-sale securities	Cash flow hedges	Accumulated other comprehensive income
Balance at June 30, 2025	$(780)	$1,128	$348
Other comprehensive income/(loss)	(336)	4,450	4,114
Balance at March 31, 2026	$(1,116)	$5,578	$4,462

	For the Nine Months Ended March 31, 2025
(Dollars in thousands)	Unrealized gain (loss) on available-for-sale securities	Cash flow hedges	Accumulated other comprehensive income
Balance at June 30, 2024	$(2,466)	$—	$(2,466)
Other comprehensive income/(loss)	1,123	2,456	3,579
Balance at March 31, 2025	$(1,343)	$2,456	$1,113
The following table presents the pre-tax and after-tax changes in the components of other comprehensive income.

	For the Three Months Ended March 31, 2026			For the Three Months Ended March 31, 2025
(Dollars in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gain/(loss) on investment securities:
Net unrealized gains/(losses) arising during the period	$(2,581)	$704	$(1,877)	$850	$(262)	$588
Reclassification adjustment for realized (gains)/losses included in net income	—	—	—	—	—	—
Net change	$(2,581)	$704	$(1,877)	$850	$(262)	$588
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	$7,567	$(2,100)	$5,467	$(2,464)	$763	$(1,701)
Reclassification adjustment for realized (gains)/losses included in net income	(1,372)	382	(990)	(1,130)	349	(781)
Net change	6,195	(1,718)	4,477	(3,594)	1,112	(2,482)
Total other comprehensive income/(loss)	$3,614	$(1,014)	$2,600	$(2,744)	$850	$(1,894)

	For the Nine Months Ended March 31, 2026			For the Nine Months Ended March 31, 2025
(Dollars in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gain/(loss) on investment securities:
Net unrealized gains/(losses) arising during the period	$(458)	$122	$(336)	$1,581	$(458)	$1,123
Reclassification adjustment for realized (gains)/losses included in net income	—	—	—	—	—	—
Net change	$(458)	$122	$(336)	$1,581	$(458)	$1,123
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	$10,417	$(2,890)	$7,527	$6,162	$(1,904)	$4,258
Reclassification adjustment for realized (gains)/losses included in net income	(4,260)	1,183	(3,077)	(2,608)	806	(1,802)
Net change	6,157	(1,707)	4,450	3,554	(1,098)	2,456
Total other comprehensive income	$5,699	$(1,585)	$4,114	$5,135	$(1,556)	$3,579

9.     EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings per common share (“EPS”):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Earnings Per Common Share
Net income	$124,677	$105,206	$365,426	$322,233
Average common shares issued and outstanding	56,724,054	57,029,078	56,586,710	57,019,301
Earnings per common share	$2.20	$1.84	$6.46	$5.65
Diluted Earnings Per Common Share
Average common shares issued and outstanding	56,724,054	57,029,078	56,586,710	57,019,301
Dilutive effect of average unvested RSUs	1,349,203	1,145,618	1,187,697	1,008,579
Average dilutive common shares outstanding	58,073,257	58,174,696	57,774,407	58,027,880
Diluted earnings per common share	$2.15	$1.81	$6.33	$5.55
Weighted average antidilutive common stock equivalents (excluded from the computation of EPS)	6,353	11,426	4,787	4,668
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

(dollars in thousands)	March 31, 2026
Commitments to fund loans	$6,424,520
Commitments to sell loans	$6,438
Standby letters of credit	$7,905
Commitments to contribute capital - Non-LIHTC	$3,494
In addition, the Company has $34.1 million of commitments to contribute capital to low-income housing tax credit (“LIHTC”) investments included in “Accounts payable and other liabilities” on the Condensed Consolidated Balance Sheets. See Note 13—“Other Assets” for additional information on LIHTC investments.
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
The following three putative class action lawsuits are pending in the United States District Court, Southern District of California, under the following case names and numbers: (1) In re Axos Bank d/b/a UFB Direct Litigation, 3:23-cv-02266-BJC-DTF; (2) Pliszka et al. v. Axos Bank d/b/a UFB Direct, Case No. 3:24-cv-00445-BJC-DTF; and (3) Ash et al. v. Axos Bank d/b/a UFB Direct, Case No. 3:24-cv-01157-BJC-DTF (collectively, the “UFB Actions”). The plaintiffs in the UFB Actions allege that certain rate representations made by Axos Bank with respect to its UFB products were false or misleading. Axos Bank filed a motion to compel arbitration or dismiss the complaint in each of the UFB Actions. On September 13, 2024, the court entered an order compelling arbitration in each lawsuit. Accordingly, a separate AAA arbitration was initiated with respect to each of the UFB Actions. On March 26, 2025, the arbitrator in the Pliszka arbitration proceedings issued an order finding that none of the claims raised are subject to arbitration, dismissing the arbitration and remanding the case back to the United States District Court. A similar conclusion was reached by the arbitrator in the Ash arbitration via an order issued on June 3, 2025. The arbitrator in the Stempel arbitration reached a contrary conclusion and entered an order finding the claims to be arbitrable on June 5, 2025. On October 11, 2024, Defendant filed an interlocutory appeal seeking to enforce Defendant’s updated/modified Account Agreement and Online Access Agreement in Stempel, Pliszka and Ash. Defendant’s opening brief in such appeal was filed July 11, 2025. On September 9, 2025, the court in the Consolidated Action granted Defendant’s renewed motion to compel arbitration. On December 29, 2025, the appellate court hearing the interlocutory appeal ruled that it lacked interlocutory jurisdiction over the matter and dismissed the appeal on jurisdictional grounds. On March 20, 2026, Defendants filed a revised motion to compel arbitration and also filed a motion to dismiss. Defendant disputes, and intends to vigorously defend against, the allegations raised in the UFB Actions. The Company does not expect the ultimate outcome of the UFB Actions to have a material adverse effect on its consolidated results of operations, financial position or cash flows. It is not presently possible to state whether the likelihood of an unfavorable outcome is probable or remote, or to estimate the amount or range of any possible loss to the Company should an unfavorable outcome occur.

11.        ADVANCES FROM THE FEDERAL HOME LOAN BANK
As of March 31, 2026, the Company had outstanding $1,745 million of overnight FHLB borrowings at a rate of 3.98% and $60 million of term borrowings at a rate of 2.07%. For additional information on advances from the FHLB, see “Advances from the Federal Home Loan Bank” in the 2025 Form 10-K.
12.        BORROWINGS, SUBORDINATED NOTES AND DEBENTURES
Borrowings from other banks. As of March 31, 2026, Axos Clearing borrowed $28 million on its $150 million secured line of credit at a fixed rate per annum of 5.00%.
Subordinated Loans. The Company issued subordinated loans totaling $7.5 million on January 28, 2019, to the principal stockholders of Cor Securities Holdings, Inc. (“COR Securities”) in an equal principal amount, with a maturity of 15 months and a 6.25% interest rate, to serve as the sole source of payment of indemnification obligations of the principal stockholders of COR Securities under the applicable merger agreement. During the fiscal year ended June 30, 2019, $0.1 million of subordinated loans were repaid. The Company made an indemnification claim against the $7.4 million. Following such claim, the principal stockholders of COR Securities filed an action seeking a declaratory judgment that they are not obligated under the merger agreement to indemnify the Company, and on November 7, 2025, the declaratory judgment was entered. As a result of the declaratory judgment, the Company accrued $7.0 million in “General and administrative expense” in the Condensed Consolidated Statements of Income for the three months ended December 31, 2025. On April 8, 2026, the Company made payments, including the $7.4 million of outstanding principal of the subordinated loans, in resolution of the declaratory judgment action.
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

13.        OTHER ASSETS
“Other Assets” in the Condensed Consolidated Balance Sheets primarily comprises bank-owned life insurance (“BOLI”), accrued interest receivable, derivatives, net deferred income tax assets, premises, furniture, equipment and software, equipment under operating leases, right-of-use lease assets, LIHTC investments and other receivables. For additional information on other assets, see Note 9—“Other Assets” in the 2025 Form 10-K. For additional information on accrued interest receivable, see Note 5—“Loans & Allowance for Credit Losses,” and for additional information on derivatives, see Note 6—“Derivatives.”
LIHTC Investments. The Company recognized the following income and tax benefits for its LIHTC investments.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(Dollars in thousands)	2026	2025	2026	2025
Tax credits recognized	$1,690	$1,476	$5,785	$4,282
Other tax benefits recognized	980	485	3,196	953
Amortization	(2,081)	(1,747)	(6,983)	(4,400)
Net benefit (expense) included in income tax expense	589	214	1,998	835
Other income (loss) included in banking and service fees	—	—	29	—
Net benefit (expense) included in the Condensed Consolidated Statements of Income	$589	$214	$2,027	$835
The Company recognized the following investments on its balance sheets.

(Dollars in thousands)	As of March 31, 2026	As of June 30, 2025
LIHTC investments	$77,892	$84,875
LIHTC unfunded commitments[1]	$34,082	$47,381
1LIHTC unfunded commitments are included in “Accounts Payable and Other Liabilities” on the Condensed Consolidated Balance Sheets.
For the three and nine months ended March 31, 2026 and 2025, there have been no significant modifications or events that resulted in the change in the nature of the LIHTC investments or any changes in the relationship with the underlying project.
For the three and nine months ended March 31, 2026 and 2025, there has been no impairment loss recognized from the forfeiture or ineligibility of income tax credits.
Operating Leases—Lessor. The following table summarizes operating lease income recognized by the Company as lessor under operating lease arrangements for the periods presented. Operating lease income is included in “Banking and service fees” in the Condensed Consolidated Statements of Income. For additional information on the Company as a lessor under operating lease agreements, see Note 1—“Summary of Significant Accounting Policies.”

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(Dollars in thousands)	2026	2025	2026	2025
Operating lease income	$21,977	$—	$36,078	$—
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

In addition, through its acquisition of Verdant, the Company acquired additional variable interests in certain securitization trusts. Following the acquisition, the Company performed an assessment and determined it continues to direct the activities that most significantly affect the acquired VIEs’ economic performance, and the Company has the obligation to absorb the majority of the losses or benefits of such acquired variable interests. As a result, the Company determined it is the primary beneficiary and continues to consolidate the VIEs as of March 31, 2026.

For these VIEs, including those acquired in the Verdant acquisition, the loans transferred to the VIEs are pledged as collateral to the related secured financings.
The following table provides a summary of the assets and liabilities of consolidated VIEs in the Company’s Condensed Consolidated Balance Sheets.

(Dollars in thousands)	As of March 31, 2026	As of June 30, 2025
Restricted cash	$32,654	$—
Loans—net of allowance for credit losses	1,407,043	1,276,101
Other assets	155,036	—
Secured financings	634,452	—
Accounts payable and other liabilities	23,770	—

As part of its securitization activities, Verdant issued a series of notes to provide additional financing to its business. The notes outstanding as of March 31, 2026 are included in “Secured financings” in the Company’s Condensed Consolidated Balance Sheet and are summarized in the below table:

Series	Classes	Interest Rate Range	Final Maturity Date / Range	Outstanding Principal at March 31, 2026 (Dollars in thousands)
2022-01	Class A, B, C, D	6.59% to 8.67%	February 2030	$10,513
2023-01	Class A-1, A-2, B, C, D	6.05% to 7.75%	January 2031	103,162
2024-01	Class A-1, A-2, B, C, D	5.68% to 7.23%	December 2031	179,388
2025-01	Class A-1, A-2, A-3, B, C, D	4.85% to 6.49%	March 2028 to May 2033	332,273
Total				$625,336
For additional information on the Verdant acquisition, see Note 2, “Acquisitions.”

15.        SEGMENT REPORTING AND REVENUE INFORMATION
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
In order to reconcile the two segments to the consolidated totals, the Company includes corporate activities and intercompany eliminations. The following tables present the operating results, goodwill, and assets of the segments:

	For the Three Months Ended March 31, 2026
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$303,445	$7,860	$(5,044)	$306,261
Provision for credit losses	41,000	—	—	41,000
Non-interest income[1]	64,090	30,529	(8,631)	85,988
Non-interest expense—Salaries and related costs	59,988	14,394	7,189	81,571
Non-interest expense—Other segment items[2]	92,689	15,122	(3,429)	104,382
Total non-interest expense[1]	152,677	29,516	3,760	185,953
Income before taxes	$173,858	$8,873	$(17,435)	$165,296

	For the Three Months Ended March 31, 2025
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$272,260	$6,942	$(3,738)	$275,464
Provision for credit losses	14,500	—	—	14,500
Non-interest income[1]	12,666	30,611	(9,904)	33,373
Non-interest expense—Salaries and related costs	51,957	15,268	7,452	74,677
Non-interest expense—Other segment items[2]	66,368	13,148	(7,932)	71,584
Total non-interest expense[1]	118,325	28,416	(480)	146,261
Income before taxes	$152,101	$9,137	$(13,162)	$148,076
[1] Includes $9.1 million and $10.2 million for the three months ended March 31, 2026 and 2025, respectively, of non-interest income earned by the Securities Business Segment and non-interest expense incurred by the Banking Business Segment for cash sorting fees related to deposits sourced from Securities Business Segment customers.
[2] Other segment items includes the non-interest expenses other than salaries and related costs as presented in the Condensed Consolidated Statements of Income.

	For the Nine Months Ended March 31, 2026
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$919,144	$24,696	$(14,820)	$929,020
Provision for credit losses	83,255	—	—	83,255
Non-interest income[1]	109,277	90,157	(27,728)	171,706
Non-interest expense—Salaries and related costs	176,531	43,904	19,945	240,380
Non-interest expense—Other segment items[2]	254,176	44,081	(11,864)	286,393
Total non-interest expense[1]	430,707	87,985	8,081	526,773
Income before taxes	$514,459	$26,868	$(50,629)	$490,698

	For the Nine Months Ended March 31, 2025
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$837,472	$21,216	$(11,077)	$847,611
Provision for credit losses	40,748	—	—	40,748
Non-interest income[1]	24,204	89,517	(23,940)	89,781
Non-interest expense—Salaries and related costs	154,688	44,453	23,926	223,067
Non-interest expense—Other segment items[2]	196,488	40,232	(20,741)	215,979
Total non-interest expense[1]	351,176	84,685	3,185	439,046
Income before taxes	$469,752	$26,048	$(38,202)	$457,598
[1] Includes $28.7 million and $30.5 million for the nine months ended March 31, 2026 and 2025, respectively, of non-interest income earned by the Securities Business Segment and non-interest expense incurred by the Banking Business Segment for cash sorting fees related to deposits sourced from Securities Business Segment customers.
[2] Other segment items includes the non-interest expenses other than salaries and related costs as presented in the Condensed Consolidated Statements of Income.

	As of March 31, 2026
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Goodwill	$82,378	$59,953	$1,999	$144,330
Total Assets	$28,346,388	$782,482	$120,116	$29,248,986

	As of June 30, 2025
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$59,953	$1,999	$97,673
Total Assets	$23,988,748	$751,820	$42,510	$24,783,078
Revenue Information. The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Accounting Standards Codification (“ASC”) 606 for the periods indicated. For additional information on the Company’s recognition of revenue and ASC 606, see Note 1—“Organizations and Summary of Significant Accounting Policies” in the 2025 Form 10-K.

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in thousands)	2026	2025	2026	2025
Advisory fee income	$9,404	$8,120	$26,758	$24,047
Broker-dealer clearing fees	6,014	6,002	17,995	16,780
Deposit service fees	1,899	924	6,480	4,234
Card fees and other	2,512	589	5,537	2,195
Bankruptcy trustee and fiduciary service fees	893	351	2,420	2,746
Non-interest income (in-scope of ASC 606)	20,722	15,986	59,190	50,002
Non-interest income (out-of-scope of ASC 606)	65,266	17,387	112,516	39,779
Total non-interest income	$85,988	$33,373	$171,706	$89,781

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
General
Our Company is a technology-driven, diversified financial services company with approximately $29.2 billion in assets and approximately $44.0 billion of assets under custody and/or administration at Axos Clearing LLC (“Axos Clearing”). Our client-centric, technology platforms provide secure and scalable banking, clearing and custody, and investment advisory solutions to retail and business customers. Axos Bank (the “Bank”) provides consumer and commercial banking products through its digital online and mobile banking platforms, low-cost distribution channels and affinity partners. Our Bank offers deposit and lending products to customers nationwide including consumer and business checking, savings and time deposit accounts and single family and multifamily residential mortgages, commercial real estate mortgages and loans, fund and lender finance loans, asset-based loans, auto loans and other consumer loans. Our Bank generates non-interest income from consumer and business products, including fees from loans originated for sale, deposit account service fees, prepayment fees, as well as technology and payment transaction processing fees. We offer securities products and services to independent registered investment advisors (“RIAs”) and introducing broker dealers (“IBDs”) through Axos Clearing and Axos Advisor Services (“AAS”) and direct-to-consumer securities trading and digital investment management products through Axos Invest, Inc. (“Axos Invest”). AAS and Axos Clearing generate interest and fee income by providing comprehensive securities custody services to RIAs and clearing, stock lending and margin lending services to IBDs, respectively. Axos Invest generates fee income from self-directed securities trading and margin lending and fee income from digital wealth management services to consumers. Our common stock is listed on the New York Stock Exchange under the ticker symbol “AX” and is a component of the Russell 2000® Index and the S&P SmallCap 600® Index, among other indices.
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
On January 23, 2026, the Company purchased a multi-building commercial office complex and associated amenities located in San Diego, California for approximately $125 million, which Axos Bank intends to occupy as its headquarters in the future.
On February 12, 2026, the Bank entered into a purchase and assumption agreement with SMBC to acquire all of the United States consumer deposits of Jenius Bank, a digital banking business of SMBC. The amount of deposits to be acquired at closing is currently estimated to be approximately $2.3 billion, and the deposit acquisition is currently expected to close in the quarter ending June 30, 2026.
On April 22, 2026, the Bank entered into a purchase and assumption agreement with Capital One, National Association to acquire approximately $3.2 billion of deposits, comprising IRA savings and IRA certificate of deposit accounts. The deposit acquisition is subject to approval by the Office of the Comptroller of the Currency and is expected to close in calendar year 2026.
For additional information on these acquisitions, see Note 2, “Acquisitions” in the accompanying interim condensed consolidated financial statements.
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
We define “adjusted earnings”, a non-GAAP financial measure, as net income without the after-tax impact of non-recurring acquisition-related items (including amortization of intangible assets related to acquisitions) and other costs (unusual or non-recurring charges). Adjusted EPS, a non-GAAP financial measure, is calculated by dividing non-GAAP adjusted earnings by the average number of diluted common shares outstanding during the period. We believe the non-GAAP measures of adjusted earnings and adjusted EPS provide useful information about the Company’s operating performance. We believe excluding the non-recurring acquisition-related costs, and other costs provides investors with an alternative understanding of our core business.
Below is a reconciliation of net income, the nearest comparable GAAP measure, to adjusted earnings and adjusted EPS (Non-GAAP):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Net income	$124,677	$105,206	$365,426	$322,233
Favorable legal settlement[1]	(22,000)	—	(22,000)	—
Acquisition-related costs[2]	2,834	1,604	8,194	5,804
Other costs[3]	—	(1,879)	—	(1,879)
Verdant acquisition - Provision for credit losses	$—	—	7,765	—
Income tax effect	4,713	80	1,542	(1,161)
Adjusted earnings (Non-GAAP)	$110,224	$105,011	$360,927	$324,997

Average dilutive common shares outstanding	58,073,257	58,174,696	57,774,407	58,027,880

Diluted EPS	$2.15	$1.81	$6.33	$5.55
Favorable legal settlement[1]	(0.38)	—	(0.38)	—
Acquisition-related costs[2]	0.05	0.03	0.14	0.10
Other costs[3]	—	(0.03)	—	(0.03)
Verdant acquisition - Provision for credit losses	—	—	0.13	—
Income tax effect	0.08	—	0.03	(0.02)
Adjusted EPS (Non-GAAP)	$1.90	$1.81	$6.25	$5.60
1 Favorable legal settlement reflects the recognition of a legal settlement in the Company’s favor reached in March 2026.
2 Acquisition-related costs includes amortization of intangible assets, and for the nine months ended March 31, 2026, also includes $1.3 million of acquisition-related costs associated with the Verdant acquisition.
3 Other costs primarily reflects the payment of a legal judgment at an amount less than previously accrued.
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

Below is a reconciliation of total stockholders’ equity, the nearest comparable GAAP measure, to tangible book value (Non-GAAP):

(Dollars in thousands, except per share data)	March 31, 2026	June 30, 2025	March 31, 2025
Common stockholders’ equity	$3,065,183	$2,680,677	$2,603,900
Less: servicing rights, carried at fair value	26,299	27,218	27,585
Less: goodwill and other intangible assets—net	211,046	134,502	135,966
Tangible common stockholders’ equity (Non-GAAP)	$2,827,838	$2,518,957	$2,440,349

Common shares outstanding at end of period	56,882,190	56,483,617	56,865,524

Book value per common share	53.89	47.46	45.79
Less: servicing rights, carried at fair value per common share	0.46	0.48	0.49
Less: goodwill and other intangible assets—net per common share	3.71	2.38	2.39
Tangible book value per common share (Non-GAAP)	$49.72	$44.60	$42.91

SELECTED FINANCIAL INFORMATION

(Dollars in thousands, except per share data)	March 31, 2026	June 30, 2025	March 31, 2025
Selected Balance Sheet Data:
Total assets	$29,248,986	$24,783,078	$23,981,154
Loans—net of allowance for credit losses	24,957,536	21,049,610	20,193,630
Loans held for sale, carried at fair value	23,964	10,012	15,644
Allowance for credit losses	346,702	290,049	279,950
Trading securities	444	649	346
Available-for-sale securities	801,439	66,008	79,958
Securities borrowed	133,015	139,396	91,915
Customer, broker-dealer and clearing receivables	333,699	252,720	300,907
Total deposits	22,388,135	20,829,543	20,136,714
Advances from the Federal Home Loan Bank	1,805,000	60,000	60,000
Secured financings	634,452	—	—
Borrowings, subordinated notes and debentures	378,065	312,671	377,427
Securities loaned	148,668	139,426	111,094
Customer, broker-dealer and clearing payables	338,592	350,606	314,399
Total stockholders’ equity	$3,065,183	$2,680,677	$2,603,900

Common shares outstanding at end of period	56,882,190	56,483,617	56,865,524
Common shares issued at end of period	71,724,042	71,101,642	70,813,637

Per Common Share Data:
Book value per common share	$53.89	$47.46	$45.79
Tangible book value per common share (Non-GAAP)[1]	$49.71	$44.60	$42.91

Capital Ratios:
Equity to assets at end of period	10.48%	10.82%	10.86%
Axos Financial, Inc.:
Tier 1 leverage (to adjusted average assets)	10.17%	10.73%	10.45%
Common equity tier 1 capital (to risk-weighted assets)	11.65%	12.52%	12.39%
Tier 1 capital (to risk-weighted assets)	11.65%	12.52%	12.39%
Total capital (to risk-weighted assets)	14.32%	15.28%	15.21%
Axos Bank:
Tier 1 leverage (to adjusted average assets)	9.39%	10.23%	10.14%
Common equity tier 1 capital (to risk-weighted assets)	10.90%	12.42%	12.31%
Tier 1 capital (to risk-weighted assets)	10.90%	12.42%	12.31%
Total capital (to risk-weighted assets)	12.13%	13.70%	13.49%
Axos Clearing LLC:
Net capital	$103,752	$86,996	$79,264
Excess capital	$97,249	$81,834	$73,172
Net capital as a percentage of aggregate debit items	31.91%	33.71%	26.02%
Net capital in excess of 5% aggregate debit items	$87,495	$74,091	$64,035

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Selected Income Statement Data:
Interest and dividend income	$478,241	$432,722	$1,457,822	$1,373,052
Interest expense	171,980	157,258	528,802	525,441
Net interest income	306,261	275,464	929,020	847,611
Provision for credit losses	41,000	14,500	83,255	40,748
Net interest income, after provision for credit losses	265,261	260,964	845,765	806,863
Non-interest income	85,988	33,373	171,706	89,781
Non-interest expense	185,953	146,261	526,773	439,046
Income before income taxes	165,296	148,076	490,698	457,598
Income taxes	40,619	42,870	125,272	135,365
Net income	$124,677	$105,206	$365,426	$322,233

Weighted average number of common shares outstanding:
Basic	56,724,054	57,029,078	56,586,710	57,019,301
Diluted	58,073,257	58,174,696	57,774,407	58,027,880

Per Common Share Data:
Net income:
Basic	$2.20	$1.84	$6.46	$5.65
Diluted	$2.15	$1.81	$6.33	$5.55
Adjusted earnings per common share (Non-GAAP)[1]	$1.90	$1.81	$6.25	$5.60

Performance Ratios and Other Data:
Growth in loans held for investment, net	$684,984	$706,903	$3,907,926	$962,245
Loan originations for sale	$70,080	$20,962	$178,211	$157,358
Return on average assets	1.77%	1.77%	1.79%	1.81%
Return on average common stockholders’ equity	16.26%	16.44%	16.54%	17.47%
Interest rate spread[2]	3.88%	3.91%	3.99%	3.98%
Net interest margin[3]	4.57%	4.78%	4.76%	4.93%
Net interest margin[3] – Banking Business Segment	4.62%	4.83%	4.81%	4.97%
Efficiency ratio[4]	47.41%	47.36%	47.86%	46.84%
Efficiency ratio[4] – Banking Business Segment	41.54%	41.53%	41.88%	40.75%

Asset Quality Ratios:
Net annualized charge-offs to average loans	0.31%	0.09%	0.16%	0.12%
Nonaccrual loans to total loans	0.71%	0.89%	0.71%	0.89%
Non-performing assets to total assets	0.62%	0.79%	0.62%	0.79%
Allowance for credit losses - loans to total loans held for investment	1.37%	1.37%	1.37%	1.37%
Allowance for credit losses - loans to nonaccrual loans[5]	192.15%	151.28%	192.15%	151.28%
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

RESULTS OF OPERATIONS
Comparison of the Three and Nine Months Ended March 31, 2026 and 2025
For the three months ended March 31, 2026, we had net income of $124.7 million, or $2.15 per diluted share, compared to net income of $105.2 million, or $1.81 per diluted share, for the three months ended March 31, 2025. For the nine months ended March 31, 2026, we had net income of $365.43 million or $6.33 per diluted share, compared to net income of $322.2 million, or $5.55 per diluted share, for the nine months ended March 31, 2025.
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

	For the Three Months Ended,
	March 31, 2026			March 31, 2025
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$24,629,009	$453,387	7.36%	$19,768,408	$394,777	7.99%
Non-purchased loans	23,998,492	433,849	7.23%	18,793,216	359,855	7.66%
Purchased loans[5]	630,517	19,538	12.39%	975,192	34,922	14.32%
Interest-earning deposits in other financial institutions	893,965	8,352	3.74%	2,767,197	30,347	4.39%
Mortgage-backed and other securities[4]	811,974	8,268	4.07%	92,047	1,012	4.40%
Securities borrowed and margin lending[6]	417,457	7,228	6.93%	383,986	6,072	6.33%
Stock of the regulatory agencies	35,513	1,006	11.33%	29,598	514	6.95%
Total interest-earning assets	26,787,918	478,241	7.14%	23,041,236	432,722	7.51%
Non-interest-earning assets	1,442,655			770,670
Total assets	$28,230,573			$23,811,906
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$18,446,177	$144,345	3.13%	$16,172,049	$145,121	3.59%
Time deposits	790,492	7,385	3.74%	785,669	7,573	3.86%
Securities loaned	135,608	202	0.60%	133,629	333	1.00%
Advances from the FHLB	656,429	6,766	4.12%	60,000	306	2.04%
Secured financings	678,010	7,557	4.46%	—	—	—%
Borrowings, subordinated notes and debentures	365,133	5,725	6.27%	330,661	3,925	4.75%
Total interest-bearing liabilities	21,071,849	171,980	3.26%	17,482,008	157,258	3.60%
Non-interest-bearing demand deposits	3,309,321			3,008,995
Other non-interest-bearing liabilities	782,997			761,518
Stockholders’ equity	3,066,406			2,559,385
Total liabilities and stockholders’ equity	$28,230,573			$23,811,906
Net interest income		$306,261			$275,464
Interest rate spread[7]			3.88%			3.91%
Net interest margin[8]			4.57%			4.78%
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
8.Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

	For the Nine Months Ended
	March 31, 2026			March 31, 2025
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$23,199,326	$1,361,048	7.82%	$19,618,514	$1,243,874	8.45%
Non-purchased loans	22,446,687	1,264,949	7.51%	18,646,651	1,119,690	8.01%
Purchased loans[5]	752,639	96,099	17.02%	971,863	124,184	17.04%
Interest-earning deposits in other financial institutions	1,958,009	59,679	4.06%	2,837,573	104,420	4.91%
Mortgage-backed and other securities[4]	426,811	13,311	4.16%	120,409	4,539	5.03%
Securities borrowed and margin lending[6]	416,618	21,750	6.96%	344,053	18,793	7.28%
Stock of the regulatory agencies	31,542	2,034	8.60%	26,043	1,426	7.30%
Total interest-earning assets	26,032,306	1,457,822	7.47%	22,946,592	1,373,052	7.98%
Non-interest-earning assets	1,200,718			760,495
Total assets	$27,233,024			$23,707,087
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$18,013,499	$457,967	3.39%	$16,146,543	$484,330	4.00%
Time deposits	1,006,731	30,461	4.03%	864,165	26,492	4.09%
Securities loaned	150,921	756	0.67%	114,780	1,353	1.57%
Advances from the FHLB	255,909	7,392	3.85%	79,162	1,342	2.26%
Secured financings	473,447	15,874	4.47%	—	—	—%
Borrowings, subordinated notes and debentures	370,282	16,352	5.89%	325,006	11,924	4.89%
Total interest-bearing liabilities	20,270,789	528,802	3.48%	17,529,656	525,441	4.00%
Non-interest-bearing demand deposits	3,268,382			2,971,989
Other non-interest-bearing liabilities	749,528			747,362
Stockholders’ equity	2,944,325			2,458,080
Total liabilities and stockholders’ equity	$27,233,024			$23,707,087
Net interest income		$929,020			$847,611
Interest rate spread[7]			3.99%			3.98%
Net interest margin[8]			4.76%			4.93%
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

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
	2026 vs 2025			2026 vs 2025
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
Increase (decrease) in interest income:
Loans	$91,526	$(32,916)	$58,610	$214,818	$(97,644)	$117,174
Non-purchased loans	102,679	(28,685)	73,994	242,757	(97,498)	145,259
Purchased loans[1]	(11,153)	(4,231)	(15,384)	(27,939)	(146)	(28,085)
Interest-earning deposits in other financial institutions	(18,047)	(3,948)	(21,995)	(28,708)	(16,033)	(44,741)
Mortgage-backed and other securities	7,338	(82)	7,256	9,685	(913)	8,772
Securities borrowed and margin lending	554	602	1,156	3,813	(856)	2,957
Stock of the regulatory agencies	117	375	492	330	278	608
Total increase (decrease) in interest income	$81,488	$(35,969)	$45,519	$199,938	$(115,168)	$84,770
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$19,055	$(19,831)	$(776)	$52,325	$(78,688)	$(26,363)
Time deposits	47	(235)	(188)	4,359	(390)	3,969
Securities loaned	5	(136)	(131)	338	(935)	(597)
Advances from the FHLB	5,858	602	6,460	4,600	1,450	6,050
Secured financings	7,557	—	7,557	15,874	—	15,874
Borrowings, subordinated notes and debentures	442	1,358	1,800	1,794	2,634	4,428
Total increase (decrease) in interest expense	$32,964	$(18,242)	$14,722	$79,290	$(75,929)	$3,361
1 Purchased loans include loans, loan discounts and unearned fees related to the FDIC Loan Purchase.
Net Interest Income
For the three months ended March 31, 2026, net interest income totaled $306.3 million, an increase of $30.8 million, or 11.2%, compared to net interest income of $275.5 million for the three months ended March 31, 2025. For the three months ended March 31, 2026, net interest margin decreased by 21 basis points to 4.57%, compared to the net interest margin of 4.78% for the three months ended March 31, 2025.
For the three months ended March 31, 2026, total interest and dividend income increased 10.5% from the three months ended March 31, 2025, primarily due to an increase in interest earned on loans, primarily reflecting higher average balances, partially offset by a $22.0 million decrease in interest income on deposits in other financial institutions, primarily driven by lower average balances and lower rates earned.
For the three months ended March 31, 2026, total interest expense increased 9.4% from the three months ended March 31, 2025, primarily due to an increase in interest expense on secured financings, attributable to the Verdant acquisition, and other borrowings, as well as an increase in interest expense on advances from the FHLB.
For the nine months ended March 31, 2026, net interest income totaled $929.0 million, an increase of $81.4 million, or 9.6%, compared to net interest income of $847.6 million for the nine months ended March 31, 2025. For the nine months ended March 31, 2026, net interest margin decreased by 17 basis points to 4.76%, compared to the net interest margin of 4.93% for the nine months ended March 31, 2025.
For the nine months ended March 31, 2026, total interest and dividend income increased 6.2% from the nine months ended March 31, 2025, primarily due to an increase in interest income on loans, primarily reflecting higher average loan balances, partially offset by lower rates earned. This increase in interest and dividend income was partially offset by a $44.7 million decrease in interest income on interest-earning deposits at other financial institutions primarily driven by lower average balances and lower rates earned.

For the nine months ended March 31, 2026, total interest expense increased 0.6% from the nine months ended March 31, 2025, primarily due to an increase in interest expense on secured financings, attributable to the Verdant acquisition, and other borrowings, as well as an increase in interest expense on advances from the FHLB. These increases were partially offset by a decrease in interest expense on demand and savings deposits.
Provision for Credit Losses
The provision for credit losses was $41.0 million and $83.3 million for the three and nine months ended March 31, 2026, respectively, compared to $14.5 million and $40.7 million, respectively, for the three and nine months ended March 31, 2025. The provision for credit losses consists of provisions for both funded loans and for unfunded lending commitments. The provision for credit losses for funded loans was $38.8 million and $76.3 million for the three and nine months ended March 31, 2026, respectively, and for the three months ended March 31, 2026, reflected loan growth primarily in the Commercial & Industrial - Non-RE and Commercial Real Estate portfolios, an increase in specific reserves primarily related to one Commercial & Industrial - Non-RE portfolio loan with unique credit risk characteristics, as well as changes to the quantitative allowance for credit losses model inputs, including geopolitical events impacting macroeconomic factors and forecasted interest rates. For the nine months ended March 31, 2026, the provision for credit losses was also impacted by the Verdant acquisition, which resulted in a post-acquisition provision for credit losses on the loans and leases acquired.
The provision for credit losses for unfunded lending commitments of $2.2 million and $7.0 million for the three and nine months ended March 31, 2026, respectively, was primarily driven by unfunded lending commitment growth, primarily in the Commercial Real Estate and Commercial & Industrial - Non-RE portfolios. Provisions for credit losses are charged to income to bring the allowance for credit losses for loans and unfunded lending commitments to a level deemed appropriate by management based on the factors discussed under the heading “Financial Condition—Asset Quality and Allowance for Credit Losses - Loans.”
Non-Interest Income
The following table sets forth information regarding our non-interest income:

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
(Dollars in thousands)	2026	2025	Inc (Dec)	2026	2025	Inc (Dec)
Broker-dealer fee income	$11,850	$12,121	$(271)	$33,943	$34,220	$(277)
Advisory fee income	9,404	8,120	1,284	26,758	24,047	2,711
Banking and service fees	60,516	10,254	50,262	103,068	28,680	74,388
Mortgage banking and servicing rights income	3,704	1,499	2,205	5,743	152	5,591
Prepayment penalty fee income	514	1,379	(865)	2,194	2,682	(488)
Total non-interest income	$85,988	$33,373	$52,615	$171,706	$89,781	$81,925
For the three months ended March 31, 2026, non-interest income increased by $52.6 million, or 157.7%, and for the nine months ended March 31, 2026, non-interest income increased by $81.9 million, or 91.2%. The increases were primarily due to an increase in banking and servicing fee income, mainly attributable to:
•A $22.0 million legal settlement in our favor reached in March 2026; and
•Operating lease rental and other income from the Verdant acquisition.
For the three months ended March 31, 2026, the increase in mortgage banking and servicing income reflected a favorable servicing rights fair value adjustment.
Additionally, for the nine months ended March 31, 2026, the increase in mortgage banking and servicing rights income also reflected the absence of losses on certain loan sales in the prior year period.

Non-Interest Expense
The following table sets forth information regarding our non-interest expense:

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
(Dollars in thousands)	2026	2025	Inc (Dec)	2026	2025	Inc (Dec)
Salaries and related costs	$81,571	$74,677	$6,894	$240,380	$223,067	$17,313
Data and operational processing	23,112	21,776	1,336	66,994	60,075	6,919
Depreciation and amortization	22,267	6,847	15,420	53,813	21,328	32,485
Advertising and promotional	13,158	11,437	1,721	38,067	36,735	1,332
Professional services	10,858	8,243	2,615	33,484	27,210	6,274
Occupancy and equipment	5,768	4,645	1,123	15,579	13,169	2,410
FDIC and regulatory fees	8,324	7,620	704	20,692	20,568	124
Broker-dealer clearing charges	4,526	4,177	349	13,011	12,783	228
General and administrative expense	16,369	6,839	9,530	44,753	24,111	20,642
Total non-interest expense	$185,953	$146,261	$39,692	$526,773	$439,046	$87,727
For the three months ended March 31, 2026, non-interest expense increased $39.7 million, or 27.1%, primarily due to increases of:
•$15.4 million in depreciation and amortization primarily due to depreciation on equipment under operating leases following the Verdant acquisition;
•$9.5 million in general and administrative expenses primarily reflecting higher loan and lease servicing expenses following the Verdant acquisition and the absence of a payment in the prior year period of a legal judgment at an amount less than previously accrued; and
•$6.9 million in salaries and related costs primarily due to increased headcount and salaries, including as a result of the Verdant acquisition.
For the nine months ended March 31, 2026, non-interest expense increased $87.7 million, or 20.0%, primarily due to increases of:
•$32.5 million in depreciation and amortization primarily due to depreciation on equipment under operating leases following the Verdant acquisition;
•$20.6 million in general and administrative expenses primarily reflecting a $7.0 million accrual in the current period for developments in an ongoing matter related to the Company’s acquisition of COR Securities in fiscal year 2019, higher loan and lease servicing expenses following the Verdant acquisition and the absence of a payment in the prior year period of a legal judgment at an amount less than previously accrued; and
•$17.3 million in salaries and related costs primarily due to increased headcount and salaries, including as a result of the Verdant acquisition.
Provision for Income Taxes
Income tax expense was $40.6 million and $125.3 million for the three and nine months ended March 31, 2026, respectively, compared to $42.9 million and $135.4 million for the three and nine months ended March 31, 2025. Our effective income tax rates for the three months ended March 31, 2026 and 2025 were 24.57% and 28.95%, respectively. Our effective income tax rates for the nine months ended March 31, 2026 and 2025 were 25.53% and 29.58%, respectively. The decrease in the effective income tax rate for the three and nine months ended March 31, 2026 reflects, in part, a change in the State of California income tax law effective beginning with the Company’s 2026 fiscal year, the benefit from RSU vestings, and the effective income tax rate benefit derived from certain tax credits in the three months ended March 31, 2026.

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
The following tables present the operating results of the segments:

	For the Three Months Ended March 31, 2026
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$303,445	$7,860	$(5,044)	$306,261
Provision for credit losses	41,000	—	—	41,000
Non-interest income	64,090	30,529	(8,631)	85,988
Non-interest expense	152,677	29,516	3,760	185,953
Income before income taxes	$173,858	$8,873	$(17,435)	$165,296

	For the Three Months Ended March 31, 2025
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$272,260	$6,942	$(3,738)	$275,464
Provision for credit losses	14,500	—	—	14,500
Non-interest income	12,666	30,611	(9,904)	33,373
Non-interest expense	118,325	28,416	(480)	146,261
Income before income taxes	$152,101	$9,137	$(13,162)	$148,076

	For the Nine Months Ended March 31, 2026
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$919,144	$24,696	$(14,820)	$929,020
Provision for credit losses	83,255	—	—	83,255
Non-interest income	109,277	90,157	(27,728)	171,706
Non-interest expense	430,707	87,985	8,081	526,773
Income before income taxes	$514,459	$26,868	$(50,629)	$490,698

	For the Nine Months Ended March 31, 2025
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$837,472	$21,216	$(11,077)	$847,611
Provision for credit losses	40,748	—	—	40,748
Non-interest income	24,204	89,517	(23,940)	89,781
Non-interest expense	351,176	84,685	3,185	439,046
Income before income taxes	$469,752	$26,048	$(38,202)	$457,598

Banking Business Segment
For the three and nine months ended March 31, 2026, the Banking Business Segment had income before income taxes of $173.9 million and $514.5 million, respectively, compared to income before income taxes of $152.1 million and $469.8 million, respectively, for the three and nine months ended March 31, 2025.
For the three and nine months ended March 31, 2026, the Banking Business Segment’s net interest income increased $31.2 million, or 11.5%, and $81.7 million, or 9.8%, respectively, compared to net interest income for the three and nine months ended March 31, 2025. The increase in net interest income was primarily due to an increase in interest earned on loans, reflecting higher average balances, partially offset by a decrease in interest income on deposits in other financial institutions, primarily driven by lower average balances and lower rates earned. These increases were partially offset by an increase in interest expense, primarily on secured financings, attributable to the Verdant acquisition, as well as higher interest expense on advances from the FHLB.
For the three and nine months ended March 31, 2026, the Banking Business Segment’s non-interest income increased $51.4 million and $85.1 million, respectively, compared to non-interest income for the three and nine months ended March 31, 2025. The increase in non-interest income for the three and nine months ended March 31, 2026 was primarily due to a $22.0 million legal settlement in our favor reached in March 2026, and higher banking and servicing fee income, mainly attributable to the Verdant acquisition and commercial office complex operating lease rental income.
For the three and nine months ended March 31, 2026, the Banking Business Segment’s non-interest expense increased $34.4 million, or 29.0%, and $79.5 million, or 22.6%, respectively, compared to non-interest expense for the three and nine months ended March 31, 2025. The increase in non-interest expense for the three and nine months ended March 31, 2026 reflected higher depreciation and amortization expense, mainly as a result of the Verdant acquisition, and an increase in salaries and related costs, including as a result of the Verdant acquisition.
We consider the ratios shown in the table below to be key indicators of the performance of our Banking Business Segment:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2026	2025	2026	2025
Efficiency ratio	41.54%	41.53%	41.88%	40.75%
Return on average assets	1.87%	1.97%	1.89%	2.01%
Interest rate spread	3.96%	3.98%	4.06%	4.04%
Net interest margin	4.62%	4.83%	4.81%	4.97%
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
Securities Business Segment
For the three and nine months ended March 31, 2026, our Securities Business Segment had income before income taxes of $8.9 million and $26.9 million, respectively, compared to income before income taxes of $9.1 million and $26.0 million, respectively, for the three and nine months ended March 31, 2025.
For the three and nine months ended March 31, 2026, net interest income increased $0.9 million, or 13.2%, and $3.5 million, or 16.4%, respectively, compared to net interest income for the three and nine months ended March 31, 2025. The increases for the three and nine months ended March 31, 2026 were primarily attributable to higher broker-dealer interest income on increased stock lending activity and higher average balances.
For the three and nine months ended March 31, 2026, non-interest income decreased $0.1 million, or 0.3%, and increased $0.6 million, or 0.7%, respectively, compared to the three and nine months ended March 31, 2025. For the three months ended March 31, 2026, lower broker dealer fee income was partially offset by higher advisory fee income. For the nine months ended March 31, 2026, higher advisory fee income was partially offset by lower broker dealer fee income.
For the three and nine months ended March 31, 2026, non-interest expense increased $1.1 million or 3.9%, and $3.3 million, or 3.9%, respectively, compared to the three and nine months ended March 31, 2025. The increases primarily reflected higher data and operational processing and occupancy and equipment expenses.

The following table provides selected information for Axos Clearing:

(Dollars in thousands)	March 31, 2026	June 30, 2025
FDIC insured deposit program balances at banks	$1,563,110	$1,444,830
Margin balances	$303,884	$229,387
Cash reserves for the benefit of customers	$83,645	$146,835
Securities lending:
Interest-earning assets – securities borrowed	$133,015	$139,396
Interest-bearing liabilities – securities loaned	$148,668	$139,426
FINANCIAL CONDITION
Balance Sheet Analysis
Our total assets increased $4.5 billion, or 18.0%, to $29.2 billion at March 31, 2026, from $24.8 billion at June 30, 2025, primarily attributable to an increase in loans and available-for-sale securities, partially offset by lower cash and cash equivalents. Our total liabilities increased $4.1 billion, or 18.5%, to $26.2 billion at March 31, 2026 from $22.1 billion at June 30, 2025, primarily attributable to higher advances from the FHLB and higher deposit balances, as well as secured financings assumed as part of the Verdant acquisition.
Loans and Allowance for Credit Losses - Loans
The following table sets forth the composition of the loan portfolio:

	March 31, 2026		June 30, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single Family - Mortgage & Warehouse	$4,704,482	18.5%	$4,395,278	20.4%
Multifamily and Commercial Mortgage	2,473,842	9.7%	2,940,739	13.6%
Commercial Real Estate	8,722,536	34.2%	6,937,187	32.2%
Commercial & Industrial - Non-RE	8,952,382	35.1%	6,795,497	31.6%
Auto & Consumer	617,305	2.5%	482,996	2.2%
Total gross loans	25,470,547	100.0%	21,551,697	100.0%
Allowance for credit losses - loans	(346,702)		(290,049)
Unaccreted discounts and loan fees	(166,309)		(212,038)
Total net loans	$24,957,536		$21,049,610

Management establishes an allowance for credit losses based upon its evaluation of the expected lifetime credit losses related to the amortized cost basis of loans on the balance sheet. The net charge-off rate for the three months ended March 31, 2026 was 0.31%, compared to 0.09% for the three months ended March 31, 2025. The increase in the net charge-off rate was primarily driven by higher net charge-offs in the Commercial & Industrial - non-RE portfolio. For additional information regarding the Company’s allowance for credit losses, see Note 5—“Loans & Allowance for Credit Losses” in the accompanying interim condensed consolidated financial statements. For a discussion of the provision for credit losses for the three and nine months ended March 31, 2026, see Item 2—“Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.” We believe that the lower average LTV in the loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks.

Asset Quality
Non-performing Assets. Loans reaching 90 days past due are generally placed on nonaccrual status. Loans not yet reaching 90 days past due may be placed on nonaccrual status based on management’s assessment of the aging of contractual principal amounts due, among other factors. For an aging analysis of the Company’s loans held for investment as of March 31, 2026 and June 30, 2025, see Note 5—“Loans & Allowance for Credit Losses” in the accompanying interim condensed consolidated financial statements. Non-performing assets include nonaccrual loans plus other real estate owned and repossessed vehicles.
Non-performing assets consisted of the following:

(Dollars in thousands)	March 31, 2026	June 30, 2025	Increase (Decrease)
Non-performing assets:
Nonaccrual loans:
Single Family - Mortgage & Warehouse	$57,211	$44,196	$13,015
Multifamily and Commercial Mortgage	7,312	33,037	(25,725)
Commercial Real Estate	14,723	29,223	(14,500)
Commercial & Industrial - Non-RE	98,135	61,804	36,331
Auto & Consumer	3,055	2,126	929
Total nonaccrual loans	$180,436	$170,386	$10,050
Foreclosed real estate	—	4,535	(4,535)
Repossessed vehicles—Autos	676	505	171
Total non-performing assets	$181,112	$175,426	$5,686
Total nonaccrual loans as a percentage of total loans	0.71%	0.79%	(0.08)%
Total non-performing assets as a percentage of total assets	0.62%	0.71%	(0.09)%

Our non-performing assets increased to $181.1 million at March 31, 2026 from $175.4 million compared to June 30, 2025, as increases in the Commercial & Industrial - Non-RE and Single Family - Mortgage & Warehouse portfolios, were partially offset by a decrease in the Multifamily and Commercial Mortgage & Commercial Real Estate portfolios. Non-performing assets as a percentage of total assets decreased to 0.62% at March 31, 2026 from 0.71% at June 30, 2025.

Available-for-Sale Securities
Total available-for-sale securities were $801.4 million as of March 31, 2026, compared with $66.0 million at June 30, 2025. During the nine months ended March 31, 2026, we purchased $758.8 million of securities and we received principal repayments of $16.7 million. The remainder of the change for the available-for-sale securities portfolio is attributable to changes in the fair value of the securities.
Deposits
Deposits increased by $1.6 billion, or 7.5%, to $22.4 billion at March 31, 2026, from $20.8 billion at June 30, 2025. As of March 31, 2026 compared with June 30, 2025, interest-bearing demand and savings increased $1,665.3 million, non-interest-bearing deposits increased by $348.9 million and time deposits decreased $455.5 million.
The following table sets forth the composition of the deposit portfolio:

(Dollars in thousands)	March 31, 2026	June 30, 2025
Non-interest-bearing	$3,389,551	$3,040,696
Interest-bearing demand and savings	$18,325,548	$16,660,290
Time deposits	673,036	1,128,557
Total interest bearing	$18,998,584	$17,788,847
Total deposits[1]	$22,388,135	$20,829,543
1 Total deposits includes brokered deposits of $1,992.6 million and $1,801.1 million as of March 31, 2026 and June 30, 2025, respectively, which include brokered time deposits of $277.0 million and $700.0 million as of March 31, 2026 and June 30, 2025, respectively.

The following table sets forth the number of deposit accounts by type:

	March 31, 2026	June 30, 2025	March 31, 2025
Non-interest-bearing	55,003	50,967	49,687
Interest-bearing checking and savings accounts	576,018	546,678	533,788
Time deposits	2,334	2,956	3,160
Total number of deposit accounts	633,355	600,601	586,635
Total deposits that exceeded the FDIC insurance limit or were not collateralized at March 31, 2026 and June 30, 2025 were $3.6 billion and $2.6 billion, respectively. The maturities of non-collateralized time deposits that exceeded the FDIC insurance limit were as follows:

(Dollars in thousands)	March 31, 2026
3 months or less	$5,452
3 months to 6 months	2,474
6 months to 12 months	4,509
Over 12 months	1,356
Total	$13,791
Borrowings and Secured Financings
The following table sets forth the composition of our borrowings and the interest rates:

	March 31, 2026		June 30, 2025		March 31, 2025
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB Advances	$1,805,000	3.92%	$60,000	2.07%	$60,000	2.07%
Secured financings	634,452	5.53%	—	—%	—	—%
Borrowings, subordinated notes and debentures	378,065	5.72%	312,671	4.55%	377,427	4.75%
Total borrowings	$2,817,517	4.52%	$372,671	4.15%	$437,427	4.38%

Weighted average cost of total borrowings during the quarter	4.72%		4.66%		4.33%
Total borrowings as a percent of total assets	9.63%		1.50%		1.82%
We regularly use advances from the FHLB to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the origination of loans and to provide us with interest rate risk protection should rates rise. During the three months ended March 31, 2026, the Company reduced certain higher-cost savings and time deposits in anticipation of the closing of the Jenius Bank deposit acquisition and temporarily replaced such funding with overnight FHLB advances. For additional information on the Jenius Bank deposit acquisition, see “Mergers and Acquisitions” herein.
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
Stockholders’ Equity
Stockholders’ equity increased $384.5 million to $3,065.2 million at March 31, 2026, compared to $2,680.7 million at June 30, 2025. The increase was primarily the result of net income for the nine months ended March 31, 2026 of $365.4 million.

LIQUIDITY
Cash flow information is as follows:

	For the Nine Months Ended
	March 31,
(Dollars in thousands)	2026	2025
Operating Activities	$264,568	$306,979
Investing Activities	$(4,298,206)	$(992,292)
Financing Activities	$3,208,568	$757,231
During the nine months ended March 31, 2026, we had net cash inflows from operating activities of $264.6 million compared to inflows of $307.0 million for the nine months ended March 31, 2025. Net operating cash inflows and outflows fluctuate primarily due to the timing of the following: originations of loans held for sale, proceeds from loan sales, securities borrowed and loaned, and customer, broker-dealer and clearing receivables and payables and changes in other assets and payables.
Net cash outflows from investing activities totaled $4,298.2 million for the nine months ended March 31, 2026, while outflows totaled $992.3 million for the nine months ended March 31, 2025. The increase in outflows was primarily due to a higher net change in loans held for investment and higher cash outflows for the purchase of available-for-sale securities in the nine months ended March 31, 2026 as compared to the nine months ended March 31, 2025, and the Verdant acquisition in the nine months ended March 31, 2026.
Net cash inflows from financing activities totaled $3,208.6 million for the nine months ended March 31, 2026, compared to net cash inflows from financing activities of $757.2 million for the nine months ended March 31, 2025. The increase in net cash inflows from financing was primarily driven by higher net proceeds from proceeds of advances from the FHLB and a higher net increase in deposits during the nine months ended March 31, 2026.
As of March 31, 2026, the Bank could borrow up to 35% of its total assets from the FHLB. Borrowings are collateralized by pledging certain mortgage loans and available-for-sale securities to the FHLB. At March 31, 2026, the Company had $1,121.0 million available immediately and $6,295.8 million available with additional collateral and the Company had $3,812.6 million of loans and $400.1 million of securities pledged to the FHLB. At March 31, 2026, the Company had $250.0 million in unsecured federal funds lines of credit with five major banks under which there were no borrowings outstanding.
The Bank has the ability to borrow short-term from the FRBSF Discount Window. At March 31, 2026, the Bank did not have any borrowings outstanding and the amount available from this source was $9,826.5 million. Borrowings are collateralized by pledging commercial loans and consumer loans. At March 31, 2026, the Bank had $11,473.0 million of loans pledged to the FRBSF.
Axos Clearing has a $150.0 million third-party secured line of credit available for borrowing, as needed. As of March 31, 2026, there was $28.0 million amount outstanding on this credit facility. This credit facility bears interest at rates based on the Federal Funds rate and is due upon demand.
Axos Clearing has a $95.0 million third-party unsecured line of credit available for limited purpose borrowing. As of March 31, 2026, there was no amount outstanding on this credit facility. This credit facility bears interest at rates based on the Federal Funds rate and is due upon demand.
We view our liquidity sources to be stable and adequate for our anticipated needs and contingencies for both the short- and long-term. Due to the diversified sources of our deposits, while maintaining approximately 85% of our total Bank deposits in insured or collateralized accounts as of March 31, 2026, we believe we have the ability to increase our level of deposits, and have available other potential sources of funding, to address our liquidity needs for the foreseeable future.
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
CAPITAL RESOURCES AND REQUIREMENTS
The Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by the Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. The Federal Reserve establishes capital requirements for the Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for the Company and Bank. Information presented reflects the Basel III capital requirements for both the Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. As part of its capital management, the Bank may pay dividends to the Company from time to time.
Quantitative measures established by regulation require the Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require the Company and Bank to maintain minimum ratios of tier 1 capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” the Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Additionally, the Bank is required to maintain a tangible capital ratio equal to at least 1.5% of total average assets. At March 31, 2026, the Company and Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since March 31, 2026 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support the Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Company and Bank both elected the five-year current expected credit losses (“CECL”) transition guidance for calculating regulatory capital and ratios, which allowed an entity to add back to regulatory capital the impact of the CECL adoption, subject to the five-year phase out. The phase out ended in fiscal year 2025 and the regulatory capital figures presented as of March 31, 2026 no longer reflect this adjustment.
The Company’s and Bank’s capital ratios and requirements were as follows:

	Axos Financial, Inc.		Axos Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	March 31, 2026	June 30, 2025	March 31, 2026	June 30, 2025
Regulatory Capital:
Tier 1	$2,849,673	$2,554,071	$2,544,334	$2,360,284
Common equity tier 1	$2,849,673	$2,554,071	$2,544,334	$2,360,284
Total capital	$3,503,795	$3,117,763	$2,830,610	$2,603,589

Assets:
Average adjusted	$28,023,989	$23,813,242	$27,089,479	$23,077,089
Total risk-weighted	$24,460,247	$20,404,204	$23,344,805	$19,003,094

Regulatory Capital Ratios:
Tier 1 leverage (to adjusted average assets)	10.17%	10.73%	9.39%	10.23%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	11.65%	12.52%	10.90%	12.42%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	11.65%	12.52%	10.90%	12.42%	8.00%	6.00%
Total capital (to risk-weighted assets)	14.32%	15.28%	12.13%	13.70%	10.00%	8.00%
Basel III requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At March 31, 2026 and June 30, 2025, our Company and Bank were in compliance with the capital conservation buffer requirement, which sets the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums to 7.0%, 8.5% and 10.5%, respectively.

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
The net capital position of Axos Clearing was as follows:

(Dollars in thousands)	March 31, 2026	June 30, 2025
Net capital	$103,752	$86,996
Excess Capital	$97,249	$81,834

Net capital as a percentage of aggregate debit items	31.91%	33.71%
Net capital in excess of 5% aggregate debit items	$87,495	$74,091
Axos Clearing, as a clearing broker, is subject to the SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the exclusive benefit of customers (“Customer Reserve Bank Account”) and proprietary accounts of brokers (“PAB Reserve Account”). As of March 31, 2026, Axos Clearing was in compliance with its Customer Reserve Bank Account and PAB Reserve Account deposit requirements.
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

Banking Business Segment
The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at March 31, 2026 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	March 31, 2026
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$1,171,902	$—	$—	$—	$1,171,902
Available-for-sale securities[1]	25,535	4,473	517,347	254,084	801,439
Stock of the FHLB, at cost	61,513	—	—	—	61,513
Loans[2]	17,967,469	2,235,244	4,335,897	418,926	24,957,536
Loans held for sale	23,964	—	—	—	23,964
Total interest-earning assets	19,250,383	2,239,717	4,853,244	673,010	27,016,354
Non-interest-earning assets	—	—	—	—	1,330,034
Total assets	$19,250,383	$2,239,717	$4,853,244	$673,010	$28,346,388
Interest-bearing liabilities:
Interest-bearing deposits[3]	$19,042,241	$56,277	$123,760	$—	$19,222,278
Advances from the FHLB	1,745,000	—	60,000	—	1,805,000
Secured financings	118,741	100,352	412,938	2,421	634,452
Total interest-bearing liabilities	20,905,982	156,629	596,698	2,421	21,661,730
Other non-interest-bearing liabilities	—	—	—	—	3,837,622
Stockholders’ equity	—	—	—	—	2,847,036
Total liabilities and equity	$20,905,982	$156,629	$596,698	$2,421	$28,346,388
Net interest rate sensitivity gap	$(1,655,599)	$2,083,088	$4,256,546	$670,589	$5,354,624
Cumulative gap	$(1,655,599)	$427,489	$4,684,035	$5,354,624	$5,354,624
Net interest rate sensitivity gap—as a % of total interest earning assets	(6.13)%	7.71%	15.76%	2.48%	19.82%
Cumulative gap—as % of total cumulative interest earning assets	(6.13)%	1.58%	17.34%	19.82%	19.82%
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

The above table provides an approximation of the projected re-pricing of assets and liabilities at March 31, 2026 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are primarily based on modeled cash flows. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience and the implied forward rate curve, respectively. Actual repayments of these instruments could vary substantially if future experience differs from our historical experience.
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

The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the future 1-12 months’ and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Company assumes no growth in the balance sheet other than for retained earnings:

	As of March 31, 2026
	First 12 Months	Next 12 Months
(Dollars in thousands)	Percentage Change from Base	Percentage Change from Base
Up 200 basis points	5.2%	10.9%
Up 100 basis points	2.4%	5.3%
Down 100 basis points	(0.9)%	(5.3)%
Down 200 basis points	0.4%	(9.5)%
We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We analyze the market value of equity (“MVE”) sensitivity to an immediate parallel and sustained shift in interest rates derived from the underlying interest rate curves.
The following table indicates the sensitivity of MVE to the interest rate movement described above:

As of March 31, 2026
(Dollars in thousands)	Percentage Change from Base
Up 200 basis points	3.5%
Up 100 basis points	2.3%
Down 100 basis points	(3.2)%
Down 200 basis points	(6.5)%
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

ITEM 4.CONTROLS AND PROCEDURES
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In addition, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth our market repurchases of Axos common stock and the Axos common stock retained in connection with net settlement of RSU awards during the three months ended March 31, 2026.

(Dollars in thousands, except per share data)	Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases[1]
Quarter Ended March 31, 2026
January 1, 2026 to January 31, 2026	—	$—	—	$148,071
February 1, 2026 to February 28, 2026	—	—	—	148,071
March 1, 2026 to March 31, 2026	—	—	—	148,071
For the Three Months Ended March 31, 2026	—	$—	—	$148,071

Stock Retained in Net Settlement[2]
January 1, 2026 to January 31, 2026	422
February 1, 2026 to February 28, 2026	739
March 1, 2026 to March 31, 2026	98,308
For the Three Months Ended March 31, 2026	99,469
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
    During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.EXHIBITS

Exhibit Number	Description	Incorporated By Reference to

10.1	Deposit Purchase Agreement	Exhibit 99.1 to the Current Report on Form 8-K filed on February 12, 2026

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Definition Document	Filed herewith.

104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Axos Financial, Inc.

Dated:	April 30, 2026	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	April 30, 2026	By:	/s/ Derrick K. Walsh
Derrick K. Walsh Executive Vice President and Chief Financial Officer (Principal Financial Officer)