Form 10-K
period 2026-06-30
Axos Financial, Inc.
filed 2026-08-20
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sales price of the common stock on the New York Stock Exchange of $86.16 on December 31, 2025 was $3,416,606,130.
The number of shares of the registrant’s common stock outstanding as of August 7, 2026 was 56,734,842.
__________________________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III.

AXOS FINANCIAL, INC.

GENERAL
References in this Annual Report on Form 10-K (this “report”) to the “Company,” “us,” “we,” “our,” “Axos Financial,” or “Axos” are all to Axos Financial, Inc. and its subsidiaries on a consolidated basis. References in this report to “Axos Bank,” the “Bank,” or “our bank” are to Axos Bank, one of our consolidated subsidiaries.
FORWARD-LOOKING STATEMENTS
This report may contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “plan,” “intend,” “believe,” “will,” or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.
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
◦Failure to comply with applicable consumer protection laws or regulations, or to satisfy regulators’ supervisory expectations, including those of the Consumer Financial Protection Bureau (“CFPB”), the Community Reinvestment Act and fair lending laws and regulations;
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
◦Fraud risks;
◦Extreme weather conditions, a natural disaster, rising sea levels, acts of war or terrorism, civil unrest, public health issues, or other adverse external events;
◦Our ability to retain the services of key personnel and attract, hire and retain other skilled managers;
◦Possible exposure to environmental liability;
◦Reliance on third-party vendors for operational tasks
◦Our dependence on third-party service providers for core banking and securities transactions technology;
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
◦Changes to our size and structure;
◦Our ability to integrate acquired companies;
◦The outcome or impact of current or future litigation involving the Company; and
◦Failure or circumvention of our controls and procedures.

PART I

ITEM 1. BUSINESS
Overview
Our Company is a technology-driven, diversified financial services company with approximately $30.0 billion in assets and approximately $47.8 billion of assets under custody and/or administration at Axos Clearing LLC (“Axos Clearing”). Our client-centric, technology-enabled services model provides secure and scalable banking, clearing and custody, and investment advisory solutions to retail and business customers. The Bank provides consumer and commercial banking products and services through its digital online and mobile banking platforms, low-cost distribution channels and affinity partners. Our Bank offers deposit and lending products to customers nationwide including consumer and business checking, savings and time deposit accounts and single family and multifamily residential mortgages, commercial real estate mortgages and loans, lender finance loans, asset-based loans, capital call facilities, equipment lending and leasing, auto loans, retail and floor plan marine loans and other consumer loans. Our Bank generates non-interest income from consumer and business products and services, including fees from loans originated for sale, operating lease income, deposit account service fees, prepayment fees, loan servicing fees, as well as technology and payment transaction processing fees, among others. We offer securities products and services to independent registered investment advisors (“RIAs”) and introducing broker-dealers (“IBDs”) through Axos Clearing and Axos Advisor Services (“AAS”) and direct-to-consumer securities trading and digital investment management products through Axos Invest, Inc. (“Axos Invest”). AAS and Axos Clearing generate interest and asset- and transaction-based fee income by providing comprehensive securities custody services to RIAs and clearing, stock lending, and margin lending services to IBDs respectively. Axos Invest generates fee income from self-directed securities trading and digital wealth management services. Our common stock is listed on the New York Stock Exchange under the ticker symbol “AX” and is a component of the Russell 2000® Index and the S&P SmallCap 600® Index, among other indices.
Segment Information
We conduct business primarily through two operating segments: the Banking Business Segment and the Securities Business Segment. For additional information on our business segments, see Note 23—“Segment Reporting” in the Consolidated Financial Statements.
Banking Business Segment
We distribute our loan products through our retail, correspondent and wholesale channels. The loans we retain primarily include first mortgages secured by single family real property, multifamily real property and commercial real property, commercial & industrial loans and leases to businesses, automobile loans and certain other consumer loans. We also invest in debt securities to manage liquidity and interest rate risk. Because risk-adjusted returns available on acquired assets may exceed returns available through retaining assets from our origination channels, we have elected to purchase loans and securities from time to time, and may continue to do so in the future. Our deposit products are sourced from a wide range of retail and commercial distribution channels, and our deposits consist of demand, savings and time deposits.
Loan Portfolio
Single Family - Mortgage & Warehouse
Our Single Family - Mortgage & Warehouse loans are primarily secured by first liens on 1-4 unit residential properties. Loans include fixed- and adjustable-rate single family residential mortgages and home equity lines of credit. We source single family mortgage loans through mortgage brokers, mortgage bankers, financial institutions and direct to consumer.
Our adjustable-rate loans have initial fixed-rate periods, generally five, seven, or ten years, before starting a variable rate period, and may also have interest rate floors, ceilings and rate change caps.
We also warehouse certain loans for independent mortgage bankers to sell to investors and government agencies.

Multifamily and Commercial Mortgage
Our Multifamily and Commercial Mortgage loans are primarily secured by multifamily real estate or commercial real estate. Loans often include initial fixed rate periods of either three, five, or seven years before starting a variable rate period, which is based on the Secured Overnight Financing Rate (“SOFR”) or other interest rate indices. Multifamily and commercial mortgage loans generally include prepayment protection clauses, interest floors and rate change caps. We source multifamily and commercial mortgage loans through targeted direct-to-borrower origination channels and we may sell certain loans to investors.
Commercial Real Estate
Our Commercial Real Estate (“CRE”) loans are secured by real estate properties in a variety of structures. CRE loans include our CRE specialty loans, real estate lender finance loans, as well as other CRE loans that may be collateralized directly by real estate or indirectly by loans secured by real estate. We source our CRE loans through direct-to-borrower originations, brokers, and third-party lenders.
Our commercial real estate loans generally have a variable rate, which is generally based on SOFR, as well as prepayment protection clauses, interest rate floors and rate change caps.
Commercial & Industrial - Non-Real Estate (“non-RE”)
Our commercial & industrial – non-RE loans are typically secured by commercial assets, including, but not limited to, receivables, inventory, equipment and other assets as included in related uniform commercial code (“UCC”) all asset filings. Product types include lender finance, asset-based loans, leveraged cash flow loans, insurance premium finance, capital call facilities, equipment loans and leases, floor plan loans, and general working capital commercial and industrial loans. We source commercial & industrial – non-RE loans through direct-to-borrower origination and through third-party sales referrals.
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
Auto & Consumer
Our Auto loans are secured by new and used automobiles (“auto”) and are sourced primarily through indirect channels. Originations are prime credit quality with a fixed interest rate and terms ranging from three to eight years. We retain and service auto originations.
Our Consumer loans are fixed rate, unsecured loans to well-qualified, individual borrowers sourced through existing bank customers, lead aggregators and other marketing efforts.
Loan Underwriting Process and Criteria
Our loan underwriting policies and procedures are adopted by our Board of Directors and our Credit Committee. Credit extensions conform to the intent and technical requirements of our lending policies and the applicable lending regulations of our federal regulators.
In the single family loan underwriting process, we consider all relevant factors including the borrower’s credit score, credit history, documented income, existing and new debt obligations, the value of the collateral, and other internal and external factors. For all multifamily and commercial real estate loans, we rely primarily on the cash flow from the underlying property as the expected source of repayment. Additionally, we often obtain personal guarantees from all material owners or partners of the borrower. In evaluating multifamily or commercial real estate credit, we consider all relevant factors, including the outside financial assets of the material owners or partners, payment history with us or other financial institutions, and the experience of management and/or ownership with similar properties or businesses. In evaluating the underlying property, we consider the recurring net operating income of the property before debt service and depreciation, the ratio of net operating income to debt service and the ratio of the loan amount to the appraised value. For construction loans, we consider borrower experience and may obtain project completion guarantees from our borrowers and require borrowers to fund costs that exceed the initial construction budgets. As part of the underwriting of construction loans, we consider market conditions and perform stress testing to help ensure payoff via refinance or sale will cover any loan proceeds advanced. In underwriting commercial & industrial – non-real estate loans, we primarily consider the borrowers’ operating cash flows and the value of underlying collateral. Additionally, in our commercial real estate and commercial & industrial – non-RE loans we generally take a senior lien position in a structured facility collateralized by the underlying assets.
For additional information on the Company’s loan portfolio, including asset quality and the allowance for credit losses, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Financial Condition.”
Available-for-Sale Securities Portfolio
We buy and sell available-for-sale securities to facilitate liquidity and to manage our interest rate risk. Our investment policy is designed to maintain liquidity and generate a favorable return on investment without incurring undue interest rate risk, credit risk or asset concentration risk. Under our investment policy, the Bank is authorized to invest in United States Treasury securities, agency mortgage-backed obligations issued or fully guaranteed by the United States government, non-agency asset-backed obligations, specific federal agency obligations, municipal obligations, specific time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, investment grade corporate debt securities and other specified investments.
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
Deposits
We generate deposits through a variety of channels, including advertisements, sales teams, software company affiliates, financial advisory firms, affinity partnerships and our lending businesses. We may also from time-to-time acquire deposits from other institutions. Our deposit lines of business include:
•Commercial deposits, which primarily include deposits sourced from a targeted set of industry verticals:
◦Commercial Banking Verticals, which include middle market industries along with deposit relationships from commercial real estate and commercial & industrial clients
◦Specialty Deposit Verticals, which include title, escrow, homeowner association (“HOA”) and property management, 1031 exchange, trust & estates and payment processors; and
◦Software Verticals, which include:
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
Securities Business Segment
The Securities Business Segment provides a wide range of investment and wealth management services to individual and institutional clients, primarily through Axos Clearing and its business division, AAS. At June 30, 2026, we provided services to approximately 300 financial organizations, including correspondent broker-dealers and RIAs.
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
The Securities Business Segment generates both fee and interest income and is also a source of low-cost deposits for the Company.
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
Human Capital
At June 30, 2026, we had 2,191 full-time employees, which does not include seasonal interns. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be satisfactory. We offer market-based, competitive wages and benefits in the markets where we compete for talent.
Our key human capital management objectives are to attract, retain and develop the highest quality talent. To support these objectives, our human resources programs are designed to develop talent to prepare them for critical roles and leadership positions in the future, reward and support employees through competitive pay, and provide benefit and perquisite programs. The Company also invests in technology, training, tools and resources to enable employees to effectively and efficiently perform their responsibilities and achieve their potential. We believe this is important to recruiting and retaining talent to allow our organization to achieve its goals and objectives.
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
Supervision and Regulations
General
We are subject to comprehensive regulation under state and federal laws. This regulation is intended primarily for the protection of our customers, the deposit insurance fund (“DIF”), and the U.S. financial system, not for the benefit of our security holders.
Axos Financial, Inc. is supervised and regulated as a savings and loan holding company that has elected to be treated as a financial holding company by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank, a federal savings association, has elected to operate as a covered savings association and is subject to regulation, examination, and supervision by the Office of the Comptroller of the Currency (“OCC”) as its primary regulator and the FDIC as its deposit insurer. In connection with its election to operate as a covered savings association, the Bank was required to become a member of the Federal Reserve and subscribe to the capital stock of the Federal Reserve Bank of San Francisco (the “FRBSF”). The Bank must file reports with the OCC, and the FDIC and Axos Financial, Inc. must file reports with the Federal Reserve, concerning their activities and financial condition. In addition, the Bank is subject to regulation, examination, and supervision by the CFPB with respect to a broad array of federal consumer laws. Our subsidiaries, Axos Clearing and Axos Invest LLC, are broker-dealers and are registered with and subject to regulation by the SEC and FINRA. In addition, Axos Invest, Inc., an investment adviser, is registered with the SEC. Axos Invest, Inc. is subject to the requirements of the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and the Investment Company Act of 1940, as amended, and is subject to examination by the SEC.
The following information describes aspects of the material laws and regulations applicable to the Company. The information below does not purport to be complete and is qualified in its entirety by reference to all applicable laws and regulations. In addition, new and amended legislation, rules and regulations governing the Company are introduced from time to time by the U.S. government and its various agencies. Any such legislation, regulatory changes or amendments could adversely affect us, and no assurance can be given as to whether, or in what form, any such changes may occur.
Financial holding companies are generally permitted to affiliate with securities firms and insurance companies and engage in other activities that are “financial in nature.” Such activities include, among other things, securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and sales; merchant banking; and other activities that the Federal Reserve has determined to be closely related to banking. If the Bank ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve may, among other things, place limitations on our ability to conduct these broader financial activities. In addition, if the Bank receives a rating of less than satisfactory under the Community Reinvestment Act, we would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. If a financial holding company fails to continue to meet any of the prerequisites for financial holding company status, including those described above, the Federal Reserve may order the company to divest its subsidiary banks or discontinue or divest investments in companies engaged in activities permissible only for a bank holding company that has elected to be treated as a financial holding company. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve.
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
The Regulatory Capital Rules provide for a number of deductions from and adjustments to CET1. Trust preferred securities have been phased out of tier 1 capital for banking organizations that had $15.0 billion or more in total consolidated assets as of December 31, 2009 unless the banking organization grows above $15.0 billion in assets as a result of an acquisition. However, the Company’s trust preferred securities are currently grandfathered under this provision and therefore continue to be treated as part of tier 1 capital. In addition, as of July 1, 2025, the Company and the Bank had fully phased-out the capital adjustments permitted under the five year transition guidance in connection with the current expected credit losses (“CECL”) transition.
The implementation of certain regulations and standards relating to regulatory capital could disproportionately affect our regulatory capital position relative to that of our competitors, including those that may not be subject to the same regulatory requirements as the Company and the Bank. In addition, various aspects of the Regulatory Capital Rules continue to be subject to further evaluation, interpretation and rulemaking by the federal banking regulatory agencies, including, most recently, in connection with the Board of Governors of the Federal Reserve System (“FRB”), OCC and FDIC’s issuance of three joint notices of proposed rulemaking in March 2026, intended to modernize the calculation of regulatory capital for financial institutions of all sizes.
As of June 30, 2026, the capital ratios of both the Company and the Bank exceeded the minimums necessary to be considered “well-capitalized” under the capital adequacy requirements. For additional information, please see Note 20— “Regulatory Capital Requirements” in the Consolidated Financial Statements.
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

Regulation of Axos Bank
General. As a covered savings association, the Bank maintains its charter as a federal savings bank, but is treated as a national bank, except for certain enumerated purposes. As such, Axos has the power to engage in the same activities as a national bank, subject to the same authorization, terms, and conditions as a national bank. Furthermore, covered savings associations generally are afforded the same rights and privileges as national banks under the National Bank Act and other applicable federal laws and regulations. As a covered savings association, the Bank is not required to comply with the lending limits established by the Home Owners’ Loan Act that are applicable to federal savings associations. Axos Bank is subject to extensive regulation and examination by the OCC, FDIC and the CFPB with respect to federal consumer financial laws. The following discussion summarizes some of the principal areas of regulation applicable to the Bank and its operations.
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
The Bank’s capital requirements are viewed as minimum standards and most financial institutions are expected to maintain capital levels well above the minimum. In addition, OCC regulations provide that minimum capital levels greater than those provided in the regulations may be established by the OCC for individual savings associations upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances. Axos Bank is not subject to any such individual minimum regulatory capital requirement and the Bank’s regulatory capital exceeded all minimum regulatory capital requirements as of June 30, 2026. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Liquidity and Capital Resources.”
Stress Testing. The Economic Growth, Regulatory Relief, and Consumer Protection Act set the asset threshold for enhanced prudential standards and stress testing at $100 billion of total consolidated assets. Neither the Company nor the Bank are subject to enhanced stress test regulations. The federal banking regulatory agencies have indicated that the capital planning and risk management practices of financial institutions with total assets less than $100 billion will continue to be reviewed through the regular supervisory process. We plan to continue monitoring our capital consistent with the safety and soundness expectations of the federal banking regulatory agencies and will continue to use customized stress testing as part of our capital planning process.

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
Liquidity Standard. Savings associations are required to maintain sufficient liquidity to ensure safe and sound operations. As of June 30, 2026, Axos Bank was in compliance with the applicable liquidity standard. For additional information on the Company’s liquidity, see “Liquidity and Capital Resources” in Part II, Item 7.
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
Capital Distribution Limitations. OCC regulations limit the ability of a savings association to make capital distributions, such as cash dividends. These regulations limit the ability of the Bank to pay dividends or other capital distributions to the Company, which in turn may limit our ability to pay dividends, repay debt or redeem or purchase shares of our outstanding common stock. Under these regulations, a savings association may, in circumstances described in those regulations:
•Be required to file an application with the OCC at least 30 days before making a capital distribution; or
•Be permitted to make the capital distribution without filing an application with the OCC.
Community Reinvestment Act and the Fair Lending Laws. Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OCC to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities and the denial of applications for certain expansionary activities. In addition, an institution’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OCC, other federal regulatory agencies or the Department of Justice, taking enforcement actions against the institution. In the most recent Community Reinvestment Act Report, issued in July 2026, the Bank received a ‘Satisfactory’ rating covering calendar years 2022, 2023, and 2024.

Federal Home Loan Bank (“FHLB”) System. The Bank is a member of the FHLB system. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, the Bank is required to own capital stock in a FHLB in specified amounts based on either its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year or its outstanding advances from the FHLB.
Federal Reserve Banking System. The Bank is a member of its regional Federal Reserve Bank. As a covered savings association, the Bank is required to acquire and hold shares of capital stock of the FRBSF and was in compliance with this requirement at June 30, 2026.
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
Consumer Laws and Regulations. The Dodd-Frank Act established the CFPB with broad rule-making, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB is an independent “watchdog” within the Federal Reserve with authority to enforce and create (i) rules, orders and guidelines of the CFPB, (ii) all consumer financial protection functions, powers and duties transferred from other federal agencies, such as the Federal Reserve, the OCC, the FDIC, the Federal Trade Commission, and the Department of Housing and Urban Development, and (iii) a long list of consumer financial protection laws enumerated in the Dodd-Frank Act, such as the Electronic Fund Transfer Act, the Consumer Leasing Act of 1976, the Alternative Mortgage Transaction Parity Act of 1982, the Equal Credit Opportunity Act, the Expedited Funds Availability Act, the Truth in Lending Act and the Truth in Savings Act, among many others. The CFPB has broad examination and enforcement authority, including the power to issue subpoenas and cease and desist orders, commence civil actions, hold investigations and hearings and seek civil penalties, as well as the authority to regulate disclosures, mandate registration of any covered person and to regulate what it considers unfair, deceptive, and/or abusive practices.
Depository institutions with more than $10 billion in assets and their affiliates are subject to direct supervision by the CFPB, including any applicable examination, enforcement and reporting requirements the CFPB may establish. As of June 30, 2026, the Bank exceeded $10 billion in total assets, placing the Bank under the direct supervision and oversight of the CFPB. The laws and regulations of the CFPB and other consumer protection laws and regulations to which the Bank is subject mandate certain disclosure requirements and regulate the manner in which we must deal with customers when taking deposits from, making loans to, or engaging in other types of transactions with, our customers.
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

Office of Foreign Assets Control Regulation and Anti-Corruption. The Bank and its affiliated broker-dealers are also required to comply with the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”) imposed economic sanctions that affect transactions with designated foreign countries, nationals, individuals, entities and others. These are typically known as the “OFAC rules,” based on their administration by the OFAC. The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with, or investment in, a sanctioned country, including prohibitions against direct or indirect imports from, and exports to, a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from OFAC. We are also subject to the U.S. Foreign Corrupt Practices Act and other laws and regulations worldwide regarding corrupt and illegal payments, or providing anything of value, for the benefit of government officials and others. Failure to comply with these sanctions and the U.S. Foreign Corrupt Practices Act, or similar laws and regulations, could have serious legal and reputational consequences.
Regulation of the Securities Business Segment
Our correspondent clearing and custodial firm Axos Clearing, and introducing broker Axos Invest LLC, are broker-dealers registered with the SEC, members of FINRA and licensed with all U.S. states, the District of Columbia, Puerto Rico, and various other self-regulatory organizations (“SROs”). Axos Clearing also uses various clearing organizations, including the Depository Trust Company, the National Securities Clearing Corporation, Euroclear and the Options Clearing Corporation.
Much of the regulation of broker-dealers has been delegated to SROs, principally FINRA, the Municipal Securities Rulemaking Board or national securities exchanges. These SROs adopt rules (which are subject to approval by the SEC) for governing their members and the industry. Broker-dealers are also subject to federal regulation and the securities laws of each state where they conduct business. Our broker-dealers are primarily subject to regulation, supervision and regular examination by FINRA.
Broker-dealers are subject to extensive laws, rules and regulations covering all aspects of the Securities Business Segment, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of clients’ funds and securities, capital adequacy, record keeping and reporting, the conduct of directors, officers, and employees, qualification and licensing of supervisory and sales personnel, marketing practices, supervisory and organizational procedures intended to ensure compliance with securities laws and to prevent improper trading on material nonpublic information, limitations on extensions of credit in securities transactions, clearance and settlement procedures, and rules designed to promote high standards of commercial honor and just and equitable principles of trade. Broker-dealers are regulated by state securities administrators in those jurisdictions where they do business. Regulators may conduct periodic examinations and review reports of our operations, controls, supervision, performance, and financial condition. Our broker-dealers’ margin lending is regulated by the FRB’s restrictions on lending in connection with client purchases and short sales of securities, and FINRA rules require our broker-dealers to impose maintenance requirements based on the value of securities contained in margin accounts. The rules of the Municipal Securities Rulemaking Board, which are enforced by the SEC and FINRA, apply to the municipal securities activities of Axos Clearing.
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
Significant new rules and regulations may continue to arise from the SEC and the Dodd-Frank Act, including those impacting broker-dealers and RIAs. Compliance with these provisions could result in increased costs. Moreover, to the extent the Dodd-Frank Act affects the operations, financial condition, liquidity, and capital requirements of financial institutions with whom we do business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us.

Limitation on Businesses. The businesses that our broker-dealers may conduct are limited by their agreements with, and its oversight by, FINRA, other regulatory authorities and federal and state law. Participation in new business lines, including trading of new products or participation on new exchanges or in new countries often requires governmental and/or exchange approvals, which may take significant time and resources. In addition, our broker-dealers are operating subsidiaries of Axos, which means their activities may be further limited by those that are permissible for subsidiaries of financial holding companies, and as a result, may be prevented from entering new businesses that may be profitable in a timely manner, if at all.
Net Capital Requirements. The SEC, FINRA and various other regulatory authorities have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Rule 15c3-1 of the Exchange Act (the “Net Capital Rule”) requires that a broker-dealer maintain minimum net capital. Generally, a broker-dealer’s net capital is net worth plus qualified subordinated debt less deductions for non-allowable (or non-liquid) assets and other adjustments and operational charges. As of June 30, 2026, our broker-dealers were in compliance with applicable net capital requirements.
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
Cybersecurity. Our broker-dealers and investment adviser are subject to increasingly stringent cybersecurity-related regulatory requirements. The SEC’s Regulation S-P requires broker-dealers and RIAs to adopt written policies and procedures reasonably designed to protect customer records and information, including provisions governing the safeguarding and disposal of customer information, as well as requirements to provide timely notification to affected individuals in the event of a data breach. FINRA Rule 4370 requires broker-dealers to create and maintain a business continuity plan identifying procedures relating to an emergency or significant business disruption. Our broker-dealers are also subject to SEC and FINRA guidance and examination priorities relating to cybersecurity risk management, including the identification and mitigation of cybersecurity risks and the supervision of third-party service providers. Failures to comply with applicable cybersecurity requirements could result in regulatory sanctions, reputational harm, and financial losses.
Form Customer Relationship Summary (“Form CRS”). The SEC Form CRS requires RIAs and broker-dealers to deliver to retail investors a succinct, plain English summary about the relationship and services provided by the firm and the required standard of conduct associated with the relationship and services.

Available Information
Axos Financial, Inc. files reports, proxy and information statements and other information electronically with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website address is http://www.sec.gov. Our web site address is http://www.axosfinancial.com, and we make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, amendments thereto and various other documents, including documents to comply with our obligations under Regulation FD, available on our website free of charge. Accordingly, investors should monitor our website in addition to following and reviewing our press releases, filings with the SEC, public conference calls, and other presentations.
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
Our business and results of operations are affected by the financial markets and general economic conditions, including factors such as the level and volatility of interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income and consumer spending. We operate in an uncertain economic environment due to a variety of other reasons including, but not limited to, trade policies and disputes, tariffs, geopolitical tensions and global military conflicts, including the Russia-Ukraine war and conflicts in the Middle East, inflation, fluctuating commodity prices and volatile global supply chains and energy market prices and disruptions. The risks associated with our business become more acute in periods of a slowing economy or slow growth. Furthermore, given our high concentration of loans secured by real estate in California and New York, the Company remains particularly susceptible to a downturn in those states’ economies.

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
The specific impact on us of unfavorable or uncertain economic or market conditions is difficult to predict, could be long or short term, and may be direct or indirect. A worsening of business and economic conditions generally or specifically in the principal markets in which we conduct business could have adverse effects, including the following:
•a decrease in the demand for, or the availability of, loans, leases, and other products and services we offer;
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
It is difficult to predict the legislative and executive regulatory changes that will result from the current Congress and Presidential Administration. President Trump and certain members of Congress have advocated for the reduction of regulation of the financial services industry. Congress and the current administration may also cause broader economic changes due to various changes in the federal government’s approach to regulation and administration. Changes in the composition of the Board of Governors of the FRB and the new Federal Reserve chairman could also affect monetary policy and interest rates. Although the FRB cut certain benchmark interest rates in 2024 and 2025, it is uncertain if it will raise or lower rates in the future, in response to, among other things, inflationary pressures. Future legislation, regulation, and changes in trade and fiscal policy, including uncertainty surrounding the ongoing operations of the CFPB, could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. In addition, our results of operations could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies, including, but not limited to, changes resulting from efforts to limit the operations of the CFPB.
Changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations.
The current Presidential Administration has implemented, or threatened to implement, tariffs and retaliatory tariffs, and had signaled imposing other trade restrictions, against U.S. trading partners. In response to tariffs, foreign countries have implemented, or may implement, retaliatory tariffs on U.S. goods. There is uncertainty about the future relationship between the U.S. and other countries with respect to trade policies, government regulations and tariffs. Historically, tariffs have led to increased trade and political tensions. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. It may also cause the prices of our customers’ products to increase, which could reduce demand for such products, or reduce our customers’ margins, and adversely impact their revenues, financial results, and ability to service debt. This, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the international trade environment have a negative impact on us or on the markets in which we operate our business, our results of operations and financial condition could be materially and adversely impacted in the future. On February 20, 2026, the U.S. Supreme Court struck down the Presidential Administration’s imposition of certain tariffs imposed in reliance on the International Emergency Economic Powers Act; however, the administration has signaled that it may pursue, and has pursued, alternative channels to maintain or increase such tariffs. Additional challenges to tariff policies could create significant uncertainty in domestic and global markets. At this time, it remains unclear what the U.S. government or foreign governments will or will not continue to do with respect to tariff policies or international trade agreements and policies.
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
The laws, rules, regulations and supervisory policies governing our business are intended primarily for the protection of our depositors, our customers, the financial system and the FDIC insurance fund, not our stockholders or other creditors and are subject to regular modification and change. New or amended laws, rules, regulations and policies, could impact our operations, increase our capital requirements or substantially restrict our growth and adversely affect our ability to operate profitably by making compliance more difficult or expensive, restricting our ability to originate or sell loans, or impacting the amount of interest or other charges or fees earned on loans or other products. It is difficult to predict future changes in regulation or the competitive impact that any such changes would have on our business. Any new laws, rules and regulations could make compliance more difficult, expensive, costly to implement or may otherwise adversely affect our business, financial condition or growth prospects. Other changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways including subjecting us to additional costs, limiting the types of financial services and products we may offer, and increasing the ability of non-banks to offer competing financial services and products.
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
Recent U.S. Supreme Court decisions in administrative law could redefine the power of federal agencies to interpret and apply federal regulations, which could affect our business, prospects and operations, and our financial performance. In Loper Bright, the U.S. Supreme Court held that the U.S. Administrative Procedure Act requires that courts exercise independent judgment to determine whether a federal agency has acted within its statutory authority, and not to defer to an agency interpretation when a statute is ambiguous. The Loper Bright decision may result in additional legal challenges to interpretations by federal regulatory agencies, including those which Axos and the Bank rely on and intend to rely on in the future. Successful challenges of such regulations and guidance could have an impact on our business which could be material. Further, President Trump issued Executive Order 14215 in February of 2025, requiring executive agencies, including the FRB, to submit regulatory actions to the Office of Information and Regulatory Affairs prior to publication. Potential regulatory uncertainty following Loper Bright and potential delays in the federal agency rulemaking process following Executive Order 14215 could adversely impact the financial services industry and the broader economy, as well as our business and operations.
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
Our financial performance is impacted by federal and state tax laws. Given the current economic and political environment and ongoing budgetary pressures, the enactment of new federal or state legislation or new interpretations of existing tax laws could adversely impact our tax position, in some circumstances retroactively. The Inflation Reduction Act (the “IRA”), which established a 15% corporate alternative minimum tax on adjusted book income (of corporations that have an average adjusted book income in excess of $1 billion over a three-tax year period) for tax years beginning after December 31, 2022, may impact the Company’s cash tax payments and tax credit carryforward balances. The IRA includes a nondeductible 1% excise tax on certain repurchases of corporate stock for transactions occurring after December 31, 2022, which increases the Company’s cost of share repurchases exceeding certain thresholds. Additionally, in 2025, the State of California modified how financial institutions’ multi-state income is apportioned to the State of California. This change impacted the Company’s deferred income tax assets and liabilities and reduced its expected effective income tax rate relative to its historical effective income tax rate. The consequences of the IRA, the 2025 change in California state tax law, the enactment of new federal or state tax legislation, or other changes in the interpretation of existing law, including provisions impacting income tax rates, apportionment, consolidation or combination, income, expenses, and credits, may have a material adverse effect on our financial condition, results of operations, and liquidity.
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
Our broker-dealer and investment advisory businesses subject us to regulation by the SEC, FINRA, other SROs, state securities commissions, and other regulatory bodies. Violations of the laws and regulations governed by these agencies could result in censure; penalties and fines; the issuance of cease-and-desist orders; the restriction, suspension, or expulsion from the securities industry of the Company or its officers or employees; or other similar adverse consequences, any of which could cause us to incur losses and adversely affect our capital, financial condition and results of operations. Clearing securities firms are subject to substantially more regulatory control and examination than introducing brokers that rely on others to perform clearing functions. Similarly, the attorney general of each state could bring legal action to ensure compliance with state securities laws, and regulatory agencies in foreign countries have similar authority. Our ability to comply with multiple laws and regulations pertaining to the securities industry depends in large part on our ability to establish and maintain an effective compliance function. The failure to establish and enforce reasonable compliance procedures, even if unintentional, could subject us to significant losses or disciplinary or other actions. Federally registered investment advisers are regulated and subject to examination by the SEC. In addition, the Advisers Act imposes numerous obligations on our investment advisory business, including fiduciary duties, disclosure obligations, recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. Our failure to comply with the Advisers Act and associated rules and regulations of the SEC could subject us to enforcement proceedings and sanctions for violations, including censure or termination of SEC registration, litigation and reputational harm. In addition, our investment advisory business is subject to notice filings and the anti-fraud rules of state securities regulators. See Item 1— Business—“Regulation of the Securities Business Segment.”
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
Our real estate loan portfolio encompasses commercial real estate, residential real estate, and real estate construction and land loans, which implicate a variety of risks, including: (i) market risks including increased competition in pricing and loan structure, macroeconomic conditions in the United States and in the markets where we lend, and decreased commercial and residential real estate values in the markets where we lend; (ii) environmental risks including natural disasters and impact on underlying real estate collateral and environmental liabilities with respect to real properties acquired; and (iii) project-specific risks including higher construction costs, failure by developers and contractors to meet project specifications or timelines, and buyers of completed construction projects not being able to secure permanent financing. These risks may also be affected by other risks described herein.
Declining real estate values, particularly in California and New York, could reduce the value of our loan and lease portfolio and impair our profitability and financial condition.
The majority of the loans in our portfolio are secured by real estate. At June 30, 2026, approximately 37.4% and 33.5% of our real estate loan portfolio was secured by real estate located in New York and California, respectively. In recent years, there has been significant volatility in real estate values. If real estate values decrease or more of our borrowers experience financial difficulties, we will experience increased charge-offs, as the proceeds resulting from foreclosure may be significantly lower than the amounts outstanding on such loans and the time to foreclose may be extended. In addition, declining real estate values frequently accompany periods of economic downturn or recession and increasing unemployment, all of which can lead to lower demand for mortgage loans of the types we originate and impact the ability of borrowers to repay their loans. A decline of real estate values or decline of the credit position of our borrowers could have a material adverse effect on our business, prospects, financial condition and results of operations.
Many of our mortgage loans are multifamily residential loans and defaults on such loans would harm our business.
At June 30, 2026, our multifamily residential loans were $2.5 billion or 9.5% of our loan portfolio. The payment on such loans is typically dependent on the cash flows generated by the projects, which are affected by the supply and demand for multifamily residential units and commercial property within the relative market. If the market for multifamily residential units and commercial property experiences a decline in demand, multifamily and commercial borrowers may suffer losses on their projects and be unable to repay their loans. If residential housing values were to decline or nationwide unemployment levels rise, we are likely to experience increases in the level of our non-performing loans and foreclosures in future periods.
A decrease in the mortgage buying activity of Fannie Mae, Freddie Mac, and MBS’s guaranteed by Ginnie Mae or a failure by Fannie Mae, Ginnie Mae, and Freddie Mac to satisfy their obligations with respect to their RMBS could have a material adverse effect on our business, financial condition and results of operations.
During the last three fiscal years we have sold approximately $337.5 million of residential mortgage loans to Fannie Mae and Freddie Mac and into mortgage-backed securities (“MBS”) guaranteed by Ginnie Mae. As of June 30, 2026, approximately 8.3% of our securities portfolio consisted of residential mortgage-backed securities (“RMBS”) issued or guaranteed by these entities. Since 2008, Fannie Mae and Freddie Mac have been in conservatorship, with its primary regulator, the Federal Housing Finance Agency, acting as conservator. The United States government may enact structural changes to one or more of these government-sponsored enterprises (“GSEs”), including privatization, consolidation and/or a reduction in the ability of GSEs to purchase mortgage loans or guarantee mortgage obligations. We cannot predict if, when or how the conservatorships will end, or what associated changes (if any) may be made to the structure, mandate or overall business practices of either of the GSEs. Accordingly, there continues to be uncertainty regarding the future of the GSEs, including whether they will continue to exist in their current form and whether they will continue to meet their obligations with respect to their RMBS. A substantial reduction in mortgage purchasing activity by the GSEs could result in a material decrease in the availability of residential mortgage loans and the number of qualified borrowers, which in turn may lead to increased volatility in the residential housing market, including a decrease in demand for residential housing and a corresponding drop in the value of real property that secures current residential mortgage loans, as well as a significant increase in interest rates. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, which would result in a decrease in mortgage loan revenues and a corresponding decrease in non-interest income. Any decision to change the structure, mandate or overall business practices of the GSEs and/or the relationship among the GSEs, the government and the private mortgage loan markets, or any failure by the GSEs to satisfy their obligations with respect to their RMBS, could have a material adverse effect on our business, financial condition and results of operations.
Commercial and industrial and commercial real estate loans may expose our Company to greater financial and credit risk than other loans.
Our commercial and industrial loan portfolio was approximately $9.5 billion at June 30, 2026, or 36.4% of our total loan portfolio. Commercial loans generally carry large balances and may involve a greater degree of financial and credit risk than other loans. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the types of business and collateral, the size of loan balances, the effects of nationwide and regional economic conditions on income-producing properties and businesses and the increased difficulty of evaluating and monitoring these types of loans. Sustained economic downturns increases the risk of credit losses or charge-offs related to our commercial and industrial loans. Underwriting and portfolio management activities cannot completely eliminate all risks related to these loans. Any significant failure to pay on time or other significant default by our clients would materially and adversely affect us.
Our commercial real estate portfolio was approximately $8.9 billion, or 34.0% of our total loan portfolio at June 30, 2026. The commercial real estate loans we make are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings and multi-tenanted light industrial properties. At June 30, 2026, $509.5 million, or 7%, of our commercial real estate specialty loan portfolio was secured by office buildings. The ongoing shift toward remote and hybrid work arrangements has reduced, and may continue to reduce, demand for commercial office space. Elevated vacancy rates and downward pressure on office property valuations could impair our borrowers' ability to repay their loans or reduce the value of the collateral securing those loans, which, in turn, may have an adverse effect on our business and results of operations.
Commercial real estate markets may face downward pressure due in part to increasing interest rates and declining property values. Accordingly, the federal banking regulatory agencies may apply increased regulatory scrutiny to institutions with commercial real estate loan portfolios that are fast growing or large relative to the institutions’ total capital. Banking regulatory authorities may require banks with higher levels of commercial real estate loans to implement enhanced risk management practices – including stricter underwriting, additional internal controls and risk management policies, more detailed reporting, and portfolio stress testing – as well as potential higher allowances for credit losses and capital levels as a result of commercial real estate lending growth and exposure. Our failure to adequately implement enhanced risk management policies, procedures and controls could adversely affect our ability to manage the commercial real estate segment of our loan portfolio and could result in an increased rate of delinquencies in, and increased losses from, our loan portfolio, which could have a material adverse effect on our business, financial condition and results of operations.

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
From time to time, the Financial Accounting Standards Board (the “FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, the FASB, SEC, bank regulators and independent auditors may revise their previous interpretations regarding existing accounting regulations and the application of these accounting standards. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates and judgments, include methodologies to value our securities, estimate our allowance for credit losses and evaluate goodwill and other intangibles for impairment. These methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions; factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.
If our allowance for credit losses is not sufficient to cover actual credit losses, our earnings, capital adequacy and overall financial condition may suffer materially.
Our loans are generally secured by single family, multifamily and commercial real estate properties or other commercial assets, each initially having a fair market value generally greater than the amount of the loan secured. Although our loans and leases are typically secured, the risk of default, generally due to a borrower’s inability to make scheduled payments on its loan, is an inherent risk of the Banking Business Segment. In determining the amount of the allowance for credit losses, we make various assumptions and judgments about the collectability of our loan and lease portfolio, including the creditworthiness of our borrowers, the value of the real estate or other assets serving as collateral for the repayment of our loans and our loss history. Defaults by borrowers could result in losses that exceed our loan and lease loss reserves. We may not have sufficient repayment experience to be certain whether the established allowance for loan and lease losses is adequate for certain types of loans and leases. We may have to establish a larger allowance for credit losses in the future if, in our judgment, it becomes necessary.
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
While we believe we have established appropriate underwriting and ongoing monitoring policies and procedures for our lending activities, there can be no assurance that such underwriting and ongoing monitoring policies and procedures are, or will continue to be, appropriate or that losses on loans will not require increased allowances for credit losses. Any increase in our allowance for loan and lease losses would increase our expenses and consequently may adversely affect our profitability, capital adequacy and overall financial condition.
Changes in the value of goodwill and other intangible assets could reduce our earnings.
The Company accounts for goodwill and other intangible assets in accordance with generally accepted accounting principles (“GAAP”), which, in general, requires that goodwill not be amortized, but rather tested for impairment at least annually. Testing for impairment of goodwill and other intangible assets is performed annually and involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events), including factors described herein, may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.
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
Our broker-dealer business is subject to the net capital requirements of the SEC, FINRA and various SROs. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and mandate that a significant part of its assets be kept in relatively liquid form. Failure to maintain the required net capital may subject a firm to limitation of its activities, including suspension or revocation of its registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies, and ultimately may require its liquidation.
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
•The relevance of our products and services to customer needs and demands and the rate at which we and our competitors develop, introduce or modify new products and services;
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
Reputational risk is inherent in our business. Negative publicity or reputational harm can result from actual or alleged conduct in a number of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, inadequate protection of customer data, illegal or unauthorized acts taken by third parties that supply products or services to us, the behavior of our employees, the customers with whom we have chosen to do business and negative publicity for other financial institutions. Negative publicity or information regarding our business and personnel, whether or not accurate or true, may be posted on social media or other Internet forums or published by news organizations. The speed and pervasiveness with which information can be disseminated through these channels, in particular social media, may magnify risks relating to negative publicity. Damage to our reputation could adversely impact our ability to attract new, and maintain existing, loan and deposit customers, employees and business relationships, and, particularly with respect to our broker-dealer and RIA businesses, could result in the imposition of new regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties. Such damage could also adversely affect our ability to raise additional capital. Any such damage to our reputation could have a material adverse effect on our financial condition and results of operations.
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
The potential impacts of extreme weather conditions, natural disasters and rising sea levels, could impact our operations as well as those of our customers and third party vendors upon which we rely. Our Bank is based in San Diego, California, and approximately 33.5% of our real estate loan portfolio was secured by real estate located in California at June 30, 2026. In addition, some of our computer systems that operate our internet websites and their back-up systems are located in San Diego, California. Historically, California has been vulnerable to natural disasters. Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides, the nature and magnitude of which cannot be predicted and may be exacerbated by global climate change. Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and leases and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan and lease portfolio, which is substantially composed of real estate loans. Losses from disasters for which borrowers are uninsured or under-insured may reduce borrowers’ ability to repay mortgage loans. Natural disasters, acts of war or terrorism, civil unrest, public health issues, or other adverse external events could each negatively impact our business operations or the stability of our deposit base, cause significant property damage, adversely impact the values of collateral securing our loans and/or interrupt our borrowers’ abilities to conduct their business in a manner to support their debt obligations, which could result in losses and increased provisions for credit losses. Although we have implemented several back-up systems and protections (and maintain standard business interruption insurance), these measures may not protect us fully from the effects of a natural disaster, acts of war or terrorism, civil unrest, public health issues, or other adverse external events. The occurrence of natural disasters or other adverse external events, particularly in California, could have a material adverse effect on our business, prospects, financial condition and results of operations.

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
Our operational tasks are outsourced to a range of third-party vendors, both within our country and internationally which may negatively affect our performance.
We depend on external vendors from various locations, domestic and foreign, to carry out specific operational functions and provide various services. This introduces several risks, including concerns about the type and volume of data they handle, how much we depend on their services, and the regions where they operate. Outsourcing to overseas providers brings additional challenges, such as exposure to changing economic, social, or political situations in those countries, potential interruptions in services, cross-border information flows, and possible implications of compliance with international laws and regulations. Poor vendor performance can hinder our ability to provide products and services to customers, disrupt business operations, drive up costs, and result in loss of revenue. Maintaining measures to mitigate these types of risks may not always be effective. Moreover, replacing problematic vendors or seeking alternatives can be costly and time-consuming, potentially causing further disruptions to our business.
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
The development and use of new technologies, including AI, present risks and challenges that may adversely impact our business.
The banking and financial services industry continually experiences technological changes, with frequent introductions of new technology-driven products and services, including recent and rapid developments in AI, including with agentic AI and generative AI. Both our Company and third-party (or fourth-party) vendors might use AI or other new technologies in some business processes, products, or services. Our future success will depend, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to assess the proper operation of AI models and capabilities to create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may also create service interruptions, transaction processing errors, and system conversion delays and may cause us to fail to comply with applicable laws. There can be no assurance that we will be able to successfully manage the risks associated with our increased dependency on technology. Failure to successfully keep pace with technological change affecting the banking and financial services industry could negatively affect our revenue and profitability.
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
Provisions of our Certificate of Incorporation, By-laws and Delaware laws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:
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
We are subject to a variety of litigation pertaining to fiduciary and other claims and legal proceedings. Currently, there are certain legal proceedings pending against us in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, we believe any liabilities arising from pending legal matters have been adequately accounted for based on the probability of a charge. However, if actual results differ from our expectations, it could have a material adverse effect on the Company’s financial condition, results of operations, or cash flows. For a detailed discussion on current legal proceedings, see Item 3 - “Legal Proceedings.”
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
ITEM 2. PROPERTIES
Our principal offices are located at 9205 West Russell Road, Suite 400, Las Vegas, NV 89148. Our Banking Business Segment and Securities Business Segment both conduct business at this location. Among other additional locations, we have office space located in San Diego, California totaling approximately 203,000 square feet. Additionally, the Company owns a commercial office complex located in San Diego, California, which is presently leased and offered for lease to third parties. At a future date, the Bank intends to occupy this property as its headquarters.
ITEM 3. LEGAL PROCEEDINGS
We may from time to time become a party to other claims or litigation that arise in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the Company’s operations. None of such matters are expected to have a material adverse effect on the Company’s financial condition, results of operations or business. For additional information on legal proceedings, refer to Note 19—“Commitments, Contingencies and Off-Balance-Sheet Activities” in the Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol “AX”. There were 56,734,842 shares of common stock outstanding as of August 7, 2026 held by approximately 77,000 holders of record. A substantially larger number of holders of our common stock are beneficial holders, whose shares are held of record by brokers and other financial institutions. The transfer agent and registrar of our common stock is Computershare.
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
ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Repurchases. On April 27, 2023, the Company announced a program to repurchase up to $100 million of its common stock and on each of February 12, 2024 and May 12, 2025, the Company announced an additional $100 million increase to the common stock repurchase program. The Company may repurchase shares on the open market or through privately negotiated transactions at times and prices considered appropriate, at the discretion of the Company, and subject to its assessment of alternative uses of capital, stock trading price, general market conditions and regulatory factors. The repurchase program does not obligate the Company to acquire any specific number of shares. The share repurchase program will continue in effect until terminated by the Board of Directors of the Company. Shares of common stock repurchased under this plan will be held as treasury shares. During fiscal year 2026 the Company repurchased a total of $22.0 million or 249,921 common shares at an average price of $87.95 per share and there remains $126.1 million of availability under the program as of June 30, 2026. The Company accounts for treasury stock using the cost method as a reduction of stockholders’ equity in the accompanying Consolidated Financial Statements.
Net Settlement of Restricted Stock Unit Awards. The Company’s amended and restated 2014 Stock Incentive Plan permits net settlement of stock issuances related to equity awards for purposes of payment of a grantee’s minimum income tax obligation. During the fiscal year ended June 30, 2026, there were 337,635 restricted stock unit award shares which were retained by the Company and converted to cash at the average rate of $89.69 per share to fund the grantee’s income tax obligations.

The following table sets forth our market repurchases of Axos common stock and the Axos common shares retained in connection with net settlement of restricted stock unit awards during the fourth fiscal quarter ended June 30, 2026.

Period	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases[1,2] (dollars in thousands)
April 1, 2026 to April 30, 2026	—	$—	—	$148,071
May 1, 2026 to May 31, 2026	249,921	87.95	249,921	126,090
June 1, 2026 to June 30, 2026	—	—	—	126,090
For the Three Months Ended June 30, 2026	249,921	87.95	249,921	$126,090
Stock Retained in Net Settlement
April 1, 2026 to April 30, 2026	1,421
May 1, 2026 to May 31, 2026	3,353
June 1, 2026 to June 30, 2026	109,034
For the Three Months Ended June 30, 2026	113,808
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

COMPANY STOCK PERFORMANCE
The following graph compares the total return of our common stock over the last five fiscal years, starting June 30, 2021 through June 30, 2026, with that of (i) the companies included in the total return for the U.S. NYSE Index, and (ii) the banks included in the ABA NASDAQ Community Bank Total Return Index (ticker: XABQ).
The graph assumes $100 was invested in AX common stock, in U.S. NYSE Composite Total Return Index (ticker: NYATR) and in ABA NASDAQ Community Bank Total Return Index (ticker: XABQ) on June 30, 2021. The indexes assume reinvestment of dividends.

	Cumulative Return as of June 30,
	2021	2022	2023	2024	2025	2026
Axos	$100.00	$77.28	$85.02	$123.19	$163.91	$209.94
NYSE	100.00	89.51	100.58	116.92	135.38	161.21
XABQ	100.00	93.93	77.50	92.77	112.60	144.43
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
OVERVIEW
The Consolidated Financial Statements include the accounts of Axos Financial, Inc. (“Axos”) and its wholly owned subsidiaries, Axos Bank (the “Bank” or “Axos Bank”) and Axos Nevada Holding, LLC (“Axos Nevada Holding”), collectively, the “Company.” Axos, the Bank, three lending-related entities and Axos Nevada Holding comprise substantially all of the Company’s assets and liabilities and revenues and expenses. The Bank, its wholly owned subsidiaries, three lending-related entities and certain other lending activities constitute the Banking Business Segment. Axos Nevada Holding owns Axos Securities, LLC, which owns Axos Clearing LLC (“Axos Clearing”), a clearing broker-dealer, Axos Invest, Inc., a registered investment advisor, and Axos Invest LLC, an introducing broker-dealer. Axos Securities, LLC and its consolidated subsidiaries constitute the Securities Business Segment. Axos Bank provides consumer and business banking products through its low-cost distribution channels and affinity partners. Axos Clearing and Axos Invest LLC, provide comprehensive securities clearing services to introducing broker-dealers and registered investment advisor correspondents and digital investment advisory services to retail investors, respectively. Axos Financial, Inc.’s common stock is listed on the New York Stock Exchange under the ticker symbol “AX” and is a component of the Russell 2000® Index and the S&P SmallCap 600® Index, among other indices.
MERGERS AND ACQUISITIONS
From time to time, we undertake acquisitions or similar transactions consistent with our operating and growth strategies. On August 23, 2023, the Company acquired approximately $52 million of marine floor financing loans at par value along with other assets for an additional $2 million, primarily consisting of servicing rights as well as certain employees. The transaction was accounted for as an asset acquisition and such assets are included in the Company’s Consolidated Balance Sheets.
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
On April 22, 2026, the Bank entered into a purchase and assumption agreement with Capital One, National Association to acquire approximately $3.2 billion of deposits, comprising IRA savings and IRA certificate of deposit accounts. The deposit acquisition was approved by the Office of the Comptroller of the Currency on June 8, 2026, and is expected to close in calendar year 2026.

On May 2, 2026, the Bank completed its previously announced acquisition of all of the United States consumer deposits of Jenius Bank, a digital banking business of SMBC MANUBANK (“SMBC”), pursuant to the terms of the Purchase and Assumption Agreement, dated February 12, 2026. The Bank acquired approximately $2.3 billion of deposits from Jenius Bank and received cash, less a negotiated premium.
For additional information on these acquisitions, see Note 2—”Acquisitions.” There were no other significant acquisitions during fiscal years 2026, 2025 or 2024.
CRITICAL ACCOUNTING ESTIMATES
The following discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these Consolidated Financial Statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the Consolidated Financial Statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various factors and circumstances. We believe that our estimates and assumptions are reasonable under the circumstances. However, actual results may differ significantly from these estimates and assumptions that could have a material effect on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.
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
Allowance for Credit Losses. The Company maintains an allowance for credit losses (“ACL”) for its held-for-investment loan and net investment in leases portfolio as well as lending commitments, excluding loans measured at fair value in accordance with applicable accounting standards, which represents management’s estimate of the expected lifetime credit losses on the loans and net investment in leases. The estimate of the allowance for credit losses includes both a quantitative and qualitative assessment, both of which include variables that are subject to uncertainty.
The quantitative assessment reflects modeled outputs utilizing economic scenarios and forecasts, which are subject to uncertainty, and is also based on the Company’s current and expected future economic outlook. Key economic variables considered in the quantitative assessment include factors such as the U.S. unemployment rate and interest rates, both of which impact the default rate of the loan pools. Additionally, the results of the quantitative assessment are impacted by the third-party macroeconomic forecasts across various economic scenarios. The Company periodically reviews and adjusts the weighting of scenarios based on management’s ACL framework. Adjustment of scenario weighting away from the baseline scenario to the adverse scenario should increase the ACL on the Company’s held-for-investment loan and net investment in leases portfolio, all else remaining equal. Economic forecasts that impacted management’s assessment of scenario weightings included, among other forecasts, interest rates, inflation, changes in trade policies, and geopolitical unrest. Changes in one or more of these variables can cause a significant change in the estimate of the ACL.
Additionally, management performs a qualitative assessment to address inherent limitations in the model and data. Qualitative criteria used in the assessment, as outlined in Note 1—“Organizations and Summary of Significant Accounting Policies” in the Consolidated Financial Statements, can require significant judgment and is subject to uncertainty.
For further information on the ACL, refer to Note 1—“Organizations and Summary of Significant Accounting Policies” and Note 5—“Loans & Allowance for Credit Losses” in the Consolidated Financial Statements.
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
Below is a reconciliation of net income and diluted EPS, the nearest comparable GAAP measure, to adjusted earnings and adjusted EPS (Non-GAAP):

	For Fiscal Year Ended June 30,
(Dollars in thousands, except per share amounts)	2026	2025	2024
Net income	$490,372	$432,908	$450,008
FDIC Loan Purchase - Gain on purchase	—	—	(92,397)
FDIC Loan Purchase - Provision for credit losses	—	—	4,648
Favorable legal settlement[1]	(22,000)	—	—
FINRA arbitration matter	21,000	—	—
Acquisition-related costs[2]	13,689	7,408	10,843
Other costs[3]	—	(1,878)	—
Verdant acquisition - Provision for credit losses	7,765	—	—
Income tax effect	(4,944)	(1,627)	22,446
Adjusted earnings (Non-GAAP)	505,882	436,811	395,548

Average dilutive common shares outstanding	57,837,761	58,241,421	58,725,636

Diluted EPS	$8.48	$7.43	$7.66
FDIC Loan Purchase - Gain on purchase	—	—	(1.57)
FDIC Loan Purchase - Provision for credit losses	—	—	0.08
Favorable legal settlement[1]	(0.38)	—	—
FINRA arbitration matter	0.36	—	—
Acquisition-related costs[2]	0.24	0.13	0.18
Other costs[3]	—	(0.03)	—
Verdant acquisition - Provision for credit losses	0.13	—	—
Income tax effect	$(0.09)	$(0.03)	$0.39
Adjusted EPS (Non-GAAP)	$8.74	$7.50	$6.74
1 Favorable legal settlement reflects the recognition of a legal settlement in the Company’s favor reached in March 2026.
2 Acquisition-related costs includes amortization of intangible assets, and for the fiscal year ended June 30, 2026, also includes $1.3 million of acquisition-related costs associated with the Verdant acquisition.
3Other costs for the fiscal year ended 2025 primarily reflects the payment of a legal judgment at an amount less than previously accrued.
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
Below is a reconciliation of total stockholders’ equity, the nearest comparable GAAP measure, to tangible book value (Non-GAAP) as of the dates indicated:

	At the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2026	2025	2024
Common stockholders’ equity	$3,166,418	$2,680,677	$2,290,596
Less: servicing rights, carried at fair value	25,653	27,218	28,924
Less: goodwill and intangible assets—net	249,317	134,502	141,769
Tangible book value (Non-GAAP)	$2,891,448	$2,518,957	$2,119,903

Common shares outstanding at end of period	56,734,049	56,483,617	56,894,565

Book value per common share	$55.81	$47.46	$40.26
Less: servicing rights, carried at fair value per common share	$0.45	$0.48	$0.51
Less: goodwill and other intangible assets—net per common share	$4.40	$2.38	$2.49
Tangible book value per common share (Non-GAAP)	$50.96	$44.60	$37.26

FINANCIAL HIGHLIGHTS
The following selected consolidated financial information should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and footnotes included elsewhere in this report.

	At or for the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2026	2025	2024
Selected Balance Sheet Data:
Total assets	$29,961,869	$24,783,078	$22,855,334
Loans—net of allowance for credit losses	25,595,403	21,049,610	19,231,385
Allowance for credit losses	347,375	290,049	260,542
Available-for-sale securities	803,667	66,008	141,611
Securities borrowed	163,462	139,396	67,212
Customer, broker-dealer and clearing receivables	347,944	252,720	240,028
Total deposits	24,565,392	20,829,543	19,359,217
Advances from the Federal Home Loan Bank	154,000	60,000	90,000
Secured financings	576,680	—	—
Borrowings, subordinated notes and debentures	342,915	312,671	325,679
Securities loaned	194,729	139,426	74,177
Customer, broker-dealer and clearing payables	365,792	350,606	301,127
Total stockholders’ equity	3,166,418	2,680,677	2,290,596

Selected Income Statement Data:
Interest and dividend income	$1,956,952	$1,815,465	$1,655,607
Interest expense	710,042	687,693	694,178
Net interest income	1,246,910	1,127,772	961,429
Provision for credit losses	101,105	55,745	32,500
Net interest income, after provision for credit losses	1,145,805	1,072,027	928,929
Non-interest income	233,583	131,066	222,660
Non-interest expense	732,718	589,698	516,108
Income before income tax expense	646,670	613,395	635,481
Income taxes	156,298	180,487	185,473
Net income	$490,372	$432,908	$450,008

Per Common Share Data:
Net income:
Basic	$8.66	$7.61	$7.82
Diluted	$8.48	$7.43	$7.66
Adjusted earnings per common share (Non-GAAP1)	$8.74	$7.50	$6.74
Book value per common share	$55.81	$47.46	$40.26
Tangible book value per common share (Non-GAAP1)	$50.96	$44.60	$37.26

Weighted-average number of common shares outstanding:
Basic	56,656,722	56,862,630	57,509,029
Diluted	57,837,761	58,241,421	58,725,636
Common shares outstanding at end of period	56,734,049	56,483,617	56,894,565
Common shares issued at end of period	71,939,630	71,101,642	70,221,632

	At or for the Fiscal Years Ended June 30,
(Dollars in thousands, except per share amounts)	2026	2025	2024
Performance Ratios and Other Data:
Growth in loans held for investment, net	$4,545,793	$1,818,225	$2,774,657
Loan originations for sale	$240,355	$199,845	$197,305
Return on average assets	1.76%	1.82%	2.08%
Return on average common stockholders’ equity	16.32%	17.30%	21.64%
Interest rate spread[2]	3.93%	3.97%	3.62%
Net interest margin[3]	4.70%	4.90%	4.62%
Net interest margin - Banking Business Segment only[3]	4.74%	4.95%	4.68%
Efficiency ratio[4]	49.49%	46.84%	43.59%
Efficiency ratio - Banking Business Segment only[4]	42.19%	40.80%	38.42%

Capital Ratios:
Equity to assets at end of period	10.57%	10.82%	10.02%
Axos Financial, Inc.:
Tier 1 leverage (to adjusted average assets)	9.94%	10.73%	9.43%
Common equity tier 1 capital (to risk-weighted assets)	11.76%	12.52%	12.01%
Tier 1 capital (to risk-weighted assets)	11.76%	12.52%	12.01%
Total capital (to risk-weighted assets)	14.39%	15.28%	14.84%
Axos Bank:
Tier 1 leverage (to adjusted average assets)	9.24%	10.23%	9.74%
Common equity tier 1 capital (to risk-weighted assets)	10.93%	12.42%	12.74%
Tier 1 capital (to risk-weighted assets)	10.93%	12.42%	12.74%
Total capital (to risk-weighted assets)	12.10%	13.70%	13.81%

Asset Quality Ratios:
Net charge-offs to average loans outstanding	0.18%	0.13%	0.05%
Nonaccrual loans and leases to total loans	0.60%	0.79%	0.57%
Non-performing assets to total assets	0.53%	0.71%	0.51%
Allowance for credit losses - loans to total loans held for investment	1.34%	1.36%	1.34%
Allowance for credit losses - loans to nonaccrual loans[5]	221.07%	170.23%	229.84%
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
5The increase in Allowance for credit losses - loans to nonaccrual loans as of June 30, 2026, is attributable to an increase in the allowance for credit losses - loans and a decrease in nonaccrual loans.
RESULTS OF OPERATIONS
Our results of operations depend on our net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Our net interest income is subject to competitive factors in online banking and other markets. Our net interest income is reduced by our current estimate of credit losses. We earn non-interest income primarily from mortgage banking activities, banking products and service activity, asset custody services, broker-dealer clearing and related services, operating lease income, prepayment fee income from multifamily and commercial borrowers who repay their loans before maturity and from gains on sales of other loans and available-for-sale securities. Losses on sales of available-for-sale securities reduce non-interest income. The largest component of non-interest expense is salary and benefits, which is a function of the number of personnel, which increased to 2,191 full-time employees at June 30, 2026, from 1,989 full-time employees at June 30, 2025. We are subject to federal and state income taxes, and our effective tax rates were 24.17%, 29.42% and 29.19% for the fiscal years ended June 30, 2026, 2025, and 2024, respectively. Other factors that affect our results of operations include expenses relating to data and operational processing, advertising, depreciation, occupancy, professional services, and other miscellaneous expenses.

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

	For the Fiscal Years Ended June 30,
	2026			2025			2024
(Dollars in thousands)	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid	Average Balance[1]	Interest Income / Expense	Average Yields Earned / Rates Paid
Assets:
Loans[2,3]	$23,781,799	$1,831,455	7.70%	$19,853,221	$1,654,784	8.34%	$18,010,709	$1,499,572	8.33%
Non-purchased loans	23,069,131	1,716,105	7.44%	18,880,093	1,494,140	7.91%	17,458,451	1,405,202	8.05%
Purchased loans[4]	712,668	115,350	16.19%	973,128	160,644	16.51%	552,258	94,370	17.09%
Interest-earning deposits in other financial institutions	1,779,674	69,021	3.88%	2,665,865	128,073	4.80%	2,242,226	120,861	5.39%
Mortgage-backed and other securities	521,479	21,446	4.11%	109,405	5,181	4.74%	218,565	11,234	5.14%
Securities borrowed and margin lending[4]	435,559	31,933	7.33%	344,055	25,492	7.41%	329,154	22,407	6.81%
Stock of the regulatory agencies	35,272	3,097	8.78%	26,930	1,935	7.19%	17,250	1,533	8.89%
Total interest-earning assets	26,553,783	$1,956,952	7.37%	22,999,476	$1,815,465	7.89%	20,817,904	$1,655,607	7.95%
Non-interest-earning assets	1,262,124			775,958			811,032
Total assets	$27,815,907			$23,775,434			$21,628,936
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$18,252,569	$609,800	3.34%	$16,181,014	$632,919	3.91%	$14,352,569	$626,678	4.37%
Time deposits	908,013	36,565	4.03%	859,400	34,834	4.05%	1,062,644	43,892	4.13%
Securities loaned	163,966	974	0.59%	113,330	1,830	1.61%	153,552	2,214	1.44%
Advances from the FHLB	455,746	17,586	3.86%	74,385	1,652	2.22%	107,454	3,087	2.87%
Secured financings	508,663	23,108	4.54%	—	—	—%	—	—	—%
Borrowings, subordinated notes and debentures	369,148	22,009	5.96%	332,665	16,458	4.95%	358,452	18,307	5.11%
Total interest-bearing liabilities	20,658,105	$710,042	3.44%	17,560,794	$687,693	3.92%	16,034,671	$694,178	4.33%
Non-interest-bearing demand deposits	3,360,937			2,968,839			2,769,272
Other non-interest-bearing liabilities	792,945			743,920			745,472
Stockholders’ equity	3,003,920			2,501,881			2,079,521
Total liabilities and stockholders’ equity	$27,815,907			$23,775,434			$21,628,936
Net interest income		$1,246,910			$1,127,772			$961,429
Interest rate spread[6]			3.93%			3.97%			3.62%
Net interest margin[7]			4.70%			4.90%			4.62%
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

COMPARISON OF THE FISCAL YEARS ENDED JUNE 30, 2026 AND JUNE 30, 2025
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

	Fiscal Year Ended June 30, 2026 vs 2025
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Increase (decrease) in interest income:
Loans	$310,414	$(133,743)	$176,671
Non-purchased loans	352,649	(130,684)	221,965
Purchased loans	(42,235)	(3,059)	(45,294)
Interest-earning deposits in other financial institutions	(37,456)	(21,596)	(59,052)
Mortgage-backed and other securities	17,042	(777)	16,265
Securities borrowed and margin lending	6,717	(276)	6,441
Stock of the regulatory agencies	678	484	1,162
Total increase (decrease) in interest income	$297,395	$(155,908)	$141,487
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$75,441	$(98,560)	$(23,119)
Time deposits	1,908	(177)	1,731
Securities loaned	602	(1,458)	(856)
Advances from the FHLB	13,927	2,007	15,934
Secured financings	23,108	—	23,108
Borrowings, subordinated notes and debentures	1,941	3,610	5,551
Total increase (decrease) in interest expense	$116,927	$(94,578)	$22,349
Interest Income. For fiscal year 2026, interest income increased $141.5 million, or 7.8%, compared to interest income in fiscal year 2025, primarily due to an increase in interest income on loans, primarily reflecting higher average loan balances, partially offset by lower rates earned. This increase in interest and dividend income was partially offset by a $59.1 million decrease in interest income on interest-earning deposits at other financial institutions primarily driven by lower average balances and lower rates earned.
Interest Expense. For fiscal year 2026, interest expense increased $22.3 million, or 3.2% compared to interest expense in fiscal year 2025, primarily attributable to an increase in interest expense on secured financings, attributable to the Verdant acquisition, an increase in interest expense on advances from the FHLB and other borrowings. These increases were partially offset by a decrease in interest expense on demand and savings deposits driven by lower rates paid.
Provision for Credit Losses. For fiscal year 2026, provision for credit losses increased $45.4 million compared to the provision for credit losses in fiscal year 2025. See “Asset Quality and Allowance for Credit Losses - Loans” for discussion of our allowance for credit losses and the related provision for credit losses.
Non-interest Income. The following table sets forth information regarding our non-interest income:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2026	2025	Inc (Dec)
Broker-dealer fee income	$45,273	$45,233	$40
Advisory fee income	35,978	31,794	4,184
Banking and service fees	139,825	38,195	101,630
Mortgage banking and servicing rights income	6,108	13,007	(6,899)
Prepayment penalty fee income	6,399	2,837	3,562
Total non-interest income	$233,583	$131,066	$102,517
For fiscal year 2026, non-interest income increased $102.5 million, or 78.2% compared to non-interest income in fiscal year 2025. The increase was primarily due to an increase in banking and servicing fee income, mainly attributable to:

•Operating lease rental and other income from the Verdant acquisition;
•A $22.0 million legal settlement in our favor reached in March 2026; and
• Commercial office complex operating lease rental income.
Non-interest Expense. The following table sets forth information regarding our non-interest expense for the periods shown:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2026	2025	Inc (Dec)
Salaries and related costs	$323,046	$297,955	$25,091
Data and operational processing	91,885	80,433	11,452
Depreciation and amortization	80,623	29,019	51,604
Advertising and promotional	49,134	47,760	1,374
Professional services	42,806	37,572	5,234
Occupancy and equipment	22,391	17,705	4,686
FDIC and regulatory fees	27,693	27,558	135
Broker-dealer clearing charges	17,729	17,065	664
General and administrative expense	77,411	34,631	42,780
Total non-interest expense	$732,718	$589,698	$143,020
For fiscal year 2026, non-interest expense increased $143.0 million, or 24.3%, compared to fiscal year 2025, primarily due to increases of:
•$51.6 million in depreciation and amortization primarily due to depreciation on equipment under operating leases following the Verdant acquisition;
•$42.8 million in general and administrative expense reflecting a $21.0 million accrual related to a FINRA arbitration matter, a $7.0 million accrual in the current year for developments in a matter related to the Company’s acquisition of COR Securities in fiscal year 2019 and higher loan and lease servicing expenses following the Verdant acquisition; and
•$25.1 million in salaries and related costs primarily due to increased headcount and salaries, including the impact of the Verdant acquisition.
Income Tax Expense. For fiscal year 2026, income tax expense decreased $24.2 million, or 13.4% compared to income tax expense in fiscal year 2025. The fiscal year 2026 effective tax rate of 24.17%, decreased by 5.25% compared to fiscal year 2025. The primary driver of the decrease in the effective tax rate in fiscal year 2026 compared to fiscal year 2025, was lower state and local income taxes, including the effect of the changes in the State of California tax laws passed in June 2025, as well as higher income tax credits. For fiscal years ended June 30, 2026 and 2025, these income tax credits decreased the effective tax rate by 1.23% and 0.46%, respectively.
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

The following tables present the operating results of the segments:

	Fiscal Year Ended June 30, 2026
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$1,231,118	$35,675	$(19,883)	$1,246,910
Provision for credit losses	101,105	—	—	$101,105
Non-interest income	149,965	120,816	(37,198)	$233,583
Non-interest expense	582,702	141,104	8,912	$732,718
Income (loss) before taxes	$697,276	$15,387	$(65,993)	$646,670

	Fiscal Year Ended June 30, 2025
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$1,114,173	$28,431	$(14,832)	$1,127,772
Provision for credit losses	55,745	—	—	$55,745
Non-interest income	46,430	119,138	(34,502)	$131,066
Non-interest expense	473,545	114,627	1,526	$589,698
Income (loss) before taxes	$631,313	$32,942	$(50,860)	$613,395
Banking Business Segment
For the fiscal year ended June 30, 2026, Banking Business Segment had pre-tax income of $697.3 million compared to pre-tax income of $631.3 million for the fiscal year ended June 30, 2025.
For the fiscal year 2026, the Banking Business Segment’s net interest income increased $116.9 million, or 10.5%, compared to net interest income in fiscal year 2025. The increase in net interest income was primarily due to an increase in interest earned on loans, reflecting higher average balances, partially offset by a decrease in interest income on deposits in other financial institutions, primarily driven by lower average balances and lower rates earned. These increases were partially offset by an increase in interest expense on secured financings, attributable to the Verdant acquisition, and an increase in interest expense on advances from the FHLB. These increases were partially offset by a decrease in interest expense on demand and savings deposits.
For the fiscal year 2026, the Banking Business Segment’s non-interest income increased $103.5 million, or 223.0%, compared to non-interest income in fiscal year 2025. The increase in non-interest income was primarily due to higher banking and servicing fee income, mainly attributable to the Verdant acquisition and commercial office complex operating lease rental income, and a $22.0 million legal settlement in our favor reached in March 2026.
For the fiscal year 2026, the Banking Business Segment’s non-interest expense increased $109.2 million, or 23.1%, compared to non-interest expense in fiscal 2025. The increase in non-interest expense was primarily driven by higher depreciation and amortization expense, mainly as a result of the Verdant acquisition, and an increase in salaries and related costs, including the impact of the Verdant acquisition.
We consider the ratios shown in the table below to be key indicators of the performance of our Banking Business Segment:

	Fiscal Year Ended
	June 30, 2026	June 30, 2025
Efficiency ratio	42.19%	40.80%
Return on average assets	1.90%	2.02%
Interest rate spread	4.00%	4.03%
Net interest margin	4.74%	4.95%
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
Securities Business Segment
For the fiscal year ended June 30, 2026, our Securities Business Segment had income before taxes of $15.4 million compared to income before taxes of $32.9 million for the fiscal year ended June 30, 2025.
For the fiscal year 2026, the Securities Business Segment’s net interest income increased $7.2 million, or 25.5%, compared to fiscal year 2025, resulting from higher broker-dealer interest income on increased stock lending activity and higher average balances. In the Securities Business Segment, interest is earned through margin loan balances, securities borrowed and cash deposit balances. Interest expense is incurred from cash borrowed through bank lines and securities lending.
For the fiscal year 2026, the Securities Business Segment’s non-interest income increased $1.7 million, or 1.4%, compared to fiscal year 2025, primarily attributable to higher advisory fee income, partially offset by lower broker-dealer fee income.
For the fiscal year 2026, the Securities Business Segment’s non-interest expense increased $26.5 million, or 23.1%, compared to non-interest expense in fiscal year ended June 30, 2025, primarily related to a $21.0 million accrual related to a FINRA arbitration matter and higher data and operational processing expense.
Selected information concerning Axos Clearing follows as of each date indicated:

	June 30,
(Dollars in thousands)	2026	2025
FDIC insured program balances at banks	$1,673,368	$1,444,830
Margin balances	$312,623	$229,387
Cash reserves for the benefit of customers	$101,024	$146,835
Securities lending:
Interest-earning assets – stock borrowed	$163,462	$139,396
Interest-bearing liabilities – stock loaned	$194,729	$139,426
COMPARISON OF THE FISCAL YEARS ENDED JUNE 30, 2025 AND JUNE 30, 2024
For a comparison of our fiscal year 2025 results compared to fiscal year 2024 results, see Part II, Item 7, “Comparison of the Fiscal Years Ended June 30, 2025 and June 30, 2024” in the Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed with the SEC.
FINANCIAL CONDITION
Our total assets increased $5.2 billion, or 20.9%, to $30.0 billion, as of June 30, 2026, up from $24.8 billion at June 30, 2025. The increase in total assets primarily reflects growth in total loans of $4.5 billion on a net basis, driven by increases in the commercial & industrial - non-RE, including the impact of the Verdant acquisition, and commercial real estate portfolios. Total liabilities increased by $4.7 billion or 21.2%, to $26.8 billion at June 30, 2026, up from $22.1 billion at June 30, 2025. The increase in total liabilities primarily reflects growth in deposits of $3.7 billion. Stockholders’ equity increased by $485.7 million, or 18.1%, to $3.2 billion at June 30, 2026, up from $2.7 billion at June 30, 2025. The increase in stockholders’ equity primarily reflects net income of $490.4 million, partially offset by repurchases of $22.0 million of common stock.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio:

	At June 30,
	2026		2025		2024
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Single Family - Mortgage & Warehouse	$4,581,772	17.6%	$4,395,278	20.4%	$4,178,832	21.1%
Multifamily and Commercial Mortgage	2,484,290	9.5%	2,940,739	13.6%	3,861,931	19.5%
Commercial Real Estate	8,867,851	34.0%	6,937,187	32.2%	6,088,622	30.7%
Commercial & Industrial - Non-RE	9,495,647	36.4%	6,795,497	31.6%	5,241,766	26.5%
Auto & Consumer	666,477	2.5%	482,996	2.2%	431,660	2.2%
Total loans held for investment	$26,096,037	100%	$21,551,697	100%	$19,802,811	100%
Allowance for credit losses	(347,375)		(290,049)		(260,542)
Unamortized premiums/discounts, net of deferred loan fees	(153,259)		(212,038)		(310,884)
Net loans held for investment	$25,595,403		$21,049,610		$19,231,385

The following table sets forth the amount of loans maturing in our total loans held for investment based on the contractual terms to maturity:

	Term to Contractual Maturity as of June 30, 2026
(Dollars in thousands)	Less Than Three Months	Over Three Months Through One Year	Over One Year Through Five Years	Over 5 Years Through 15 Years	Over 15 Years	Total
Single Family - Mortgage & Warehouse	$426,693	$543,533	$79,498	$70,295	$3,461,753	$4,581,772
Multifamily and Commercial Mortgage	11,382	$206,308	$344,799	1,495,284	426,517	2,484,290
Commercial Real Estate	575,972	$1,964,677	$6,327,202	—	—	8,867,851
Commercial & Industrial - Non-RE	474,651	$2,420,093	$6,047,591	530,010	23,302	9,495,647
Auto & Consumer	301	3,502	172,771	385,872	104,031	666,477
Total	$1,488,999	$5,138,113	$12,971,861	$2,481,461	$4,015,603	$26,096,037
The following table sets forth the amount of our loans at June 30, 2026 that are due after one year and indicates whether they have fixed or floating/adjustable interest rates:

(Dollars in thousands)	Fixed	Floating/ Adjustable[1]	Total
Single Family - Mortgage & Warehouse	$205,284	$3,406,262	$3,611,546
Multifamily and Commercial Mortgage	112,416	2,154,184	2,266,600
Commercial Real Estate	60,341	6,266,861	6,327,202
Commercial & Industrial - Non-RE	2,072,085	4,528,818	6,600,903
Auto & Consumer	648,515	14,159	662,674
Total	$3,098,641	$16,370,284	$19,468,925
1 Included in this category are hybrid mortgages (e.g., 5/1 adjustable rate mortgages) that carry a fixed rate for an introductory term before transitioning to an adjustable rate.

The majority of our real estate loans are secured by properties located in California and New York. The following table shows the largest states and regions ranked by location of these properties:

	At June 30, 2026
	Percentage of Loan Principal Secured by Real Estate Located in State or Region
State or Region	Total Real Estate Loans	Single Family Mortgage	Multifamily real estate secured	Commercial Real Estate
New York	37.4%	7.0%	38.6%	52.7%
California - South[1]	26.6%	52.8%	38.8%	9.6%
California - North[2]	6.9%	14.5%	8.0%	2.6%
Florida	6.6%	7.0%	5.7%	6.6%
Texas	3.5%	1.8%	0.2%	5.2%
Maryland	2.5%	0.2%	0.3%	4.3%
Illinois	2.0%	0.3%	0.5%	3.3%
Delaware	1.9%	—%	—%	3.3%
Connecticut	1.8%	0.2%	—%	3.1%
Georgia	1.6%	2.0%	—%	1.9%
All other states	9.2%	14.2%	7.9%	7.4%
Total	100%	100%	100%	100%
1 Consists of loans secured by real property in California with ZIP Code ranges from 90001 to 92999.
2 Consists of loans secured by real property in California with ZIP Code ranges from 93000 to 96162.
The ratio of the loan amount to the value of the property securing the loan is called the loan-to-value ratio (“LTV”). The following table shows the LTVs of our loan portfolio on weighted-average and median bases at June 30, 2026. The LTVs were calculated by dividing (a) the current outstanding loan principal balance of both the first and second liens of the borrower by (b) the appraisal value at the time of origination of the property securing the loan.

	Total Real Estate Loans	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate
Weighted-Average LTV	50%	55%	51%	47%
Median LTV	50%	53%	42%	46%

    Asset Quality. Loans reaching 90 days past due are generally placed on nonaccrual status. Loans not yet reaching 90 days past due may be placed on non-accrual status based on management’s assessment of the aging of contractual principal amounts due, among other factors. For an aging analysis of the Company’s loans held for investment as of June 30, 2026 and 2025, see Note 5—“Loans & Allowance for Credit Losses” in the Consolidated Financial Statements. Non-performing assets include nonaccrual loans plus other real estate owned and repossessed vehicles.
Non-performing assets consisted of the following:

	At June 30,
(Dollars in thousands)	2026	2025	2024
Non-performing assets:
Nonaccrual loans:
Single Family - Mortgage & Warehouse	$58,707	$44,196	$45,711
Multifamily and Commercial Mortgage	5,032	33,037	35,054
Commercial Real Estate	14,723	29,223	26,102
Commercial & Industrial - Non-RE	77,143	61,804	4,020
Auto & Consumer	1,525	2,126	2,472
Total nonaccrual loans	157,130	170,386	113,359
Foreclosed real estate	—	4,535	1,840
Repossessed - Autos	1,824	505	610
Total non-performing assets	$158,954	$175,426	$115,809
Total nonaccrual loans as a percentage of total loans	0.60%	0.79%	0.57%
Total non-performing assets as a percentage of total assets	0.53%	0.71%	0.51%

Our non-performing assets decreased to $159.0 million at June 30, 2026 from $175.4 million at June 30, 2025. The decrease in non-performing assets during the fiscal year ended June 30, 2026 was primarily the result of a decrease in non-accrual loans of $13.3 million, primarily in multifamily and commercial mortgage and commercial real estate, partially offset by increases in commercial & industrial - non-RE and single family - mortgage & warehouse. Non-performing assets as a percentage of total assets decreased to 0.53% at June 30, 2026 from 0.71% at June 30, 2025.
Allowance for Credit Losses - Loans. The following table sets forth the changes in our allowance for credit losses, by portfolio class for the dates indicated:

(Dollars in thousands)	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total	Total Allowance as a % of Total Loans
Balance at June 30, 2023	$17,503	$16,848	$72,755	$46,347	$13,227	$166,680	1.00%
Allowance for credit losses at acquisition of PCD loans	—	58,997	11,125	—	—	$70,122
Provision for credit losses	(489)	(4,434)	3,900	29,769	4,004	32,750
Charge-offs	(172)	(640)	—	(84)	(11,013)	(11,909)
Recoveries	101	—	—	—	2,798	2,899
Balance at June 30, 2024	16,943	70,771	87,780	76,032	9,016	260,542	1.34%
Provision for credit losses	(1,858)	(36,655)	25,934	54,432	13,224	55,077
Charge-offs	(3,036)	(8,565)	(165)	(8,825)	(9,715)	(30,306)
Recoveries	62	689	255	—	3,730	4,736
Balance at June 30, 2025	12,111	26,240	113,804	121,639	16,255	290,049	1.36%
Allowance for credit losses at acquisition of PCD loans	—	—	—	7,946	—	7,946
Provision for credit losses	(4,809)	(75)	7,752	80,310	9,541	92,719
Charge-offs	(504)	(5,325)	(4)	(34,604)	(8,716)	(49,153)
Recoveries	558	264	—	1,793	3,199	5,814
Balance at June 30, 2026	$7,356	$21,104	$121,552	$177,084	$20,279	$347,375	1.34%
Net Charge-Offs to Average Loans - Fiscal Year Ended June 30, 2026	—%	0.20%	—%	0.44%	0.93%	0.18%
Net Charge-Offs to Average Loans - Fiscal Year Ended June 30, 2025	0.14%	0.52%	—%	0.28%	3.02%	0.13%
Net Charge-Offs to Average Loans - Fiscal Year Ended June 30, 2024	—%	0.02%	—%	—%	1.70%	0.05%

The Company’s allowance for credit losses increased $57.3 million or 19.8% at June 30, 2026 from June 30, 2025. As a percentage of the outstanding loan balance, the Company’s allowance was 1.34% and 1.36% at June 30, 2026 and 2025, respectively. Provisions for credit losses were $92.7 million and $55.1 million for fiscal year 2026 and 2025, respectively. For a discussion of the changes in the allowance for credit losses in fiscal year 2026, see Note 5—“Loans & Allowance for Credit Losses” in the Consolidated Financial Statements.
For fiscal year 2026, net charge-offs were $43.3 million and increased $17.8 million compared to net charge-offs for fiscal year 2025, primarily due to net charge-offs in the commercial & industrial - non-RE portfolio.
For fiscal year 2025, net charge-offs were $25.6 million and increased $16.6 million compared to net charge-offs for fiscal year 2024, primarily due to the net charge-offs in commercial & industrial - non-RE and multifamily and commercial mortgage portfolios.
Available-for-Sale Securities. The following table presents the fair value of the available-for-sale securities portfolio:

(Dollars in thousands)
June 30, 2026	$803,667
June 30, 2025	66,008
June 30, 2024	141,611

The following table sets forth the expected maturity distribution of our mortgage-backed securities (“MBS”) and the contractual maturity distribution of our non-MBS securities and the weighted-average yield for each range of maturities:

	At June 30, 2026
	Total Amount		Due Within One Year		Due After One but within Five Years		Due After Five but within Ten Years		Due After Ten Years
(Dollars in thousands)	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]
Available-for-sale
United States Treasury securities[2]	$732,118	3.73%	—	—	$489,910	3.65%	$242,208	3.90%	—	—
MBS:
Agency[3]	$68,344	3.75%	$17,819	3.89%	$41,217	3.76%	$7,833	3.68%	$1,475	2.16%
Non-Agency[4]	3,330	10.95%	453	9.42%	1,416	9.32%	1,074	9.53%	387	22.69%
Total MBS	$71,674	4.08%	$18,272	4.03%	$42,633	3.94%	$8,907	4.39%	$1,862	6.43%
Available-for-sale—Amortized Cost	$803,792	3.76%	$18,272	4.03%	$532,543	3.68%	$251,115	3.91%	$1,862	6.43%
Available-for-sale—Fair Value	$803,667	3.76%	$18,059	4.03%	$532,187	3.68%	$251,243	3.91%	$2,178	6.43%
1 Weighted-average yield is based on amortized cost of the securities. Residential mortgage-backed security yields and maturities include impact of expected prepayments and other timing factors such as interest rate forward curve.
2 United States Treasury securities are hedged via interest rate swaps effectively converting fixed interest rate coupons to a floating interest rate.
3 Includes securities guaranteed by Ginnie Mae, a U.S. government agency, and the government sponsored enterprises Fannie Mae and Freddie Mac.
4 Private sponsors of securities collateralized primarily by pools of 1-4 family residential, Alt-A or pay-option ARM mortgages and commercial mortgages.
Deposits. The number of deposit accounts at the end of each of the last three fiscal years is set forth below:

	At June 30,
	2026	2025	2024
Non-interest-bearing	57,925	50,967	55,772
Interest-bearing checking and savings accounts	639,543	546,678	495,070
Time deposits	2,102	2,956	4,696
Total number of deposit accounts	699,570	600,601	555,538
For fiscal year 2026, the number of interest-bearing checking and savings accounts grew primarily due to a higher number of consumer deposit accounts, including as a result of the Jenius Bank deposit acquisition completed on May 2, 2026.
The following table sets forth the composition of the deposit portfolio:

	At June 30,
	2026	2025	2024
(Dollars in thousands)	Amount	Amount	Amount
Non-interest-bearing	$3,828,800	$3,040,696	$2,975,631
Interest-bearing demand and savings	20,202,452	16,660,290	15,445,490
Time deposits	534,140	1,128,557	938,096
Total interest-bearing	20,736,592	17,788,847	16,383,586
Total deposits[1]	$24,565,392	$20,829,543	$19,359,217
1 Total deposits includes brokered deposits of $953.7 million and $1,801.1 million as of June 30, 2026 and 2025, respectively, which include brokered time deposits of $149.9 million and $700.0 million as of June 30, 2026 and 2025, respectively.

The following table sets forth the average balance, the interest expense and the average rate paid by type of deposit:

	For the Fiscal Year Ended June 30,
	2026			2025			2024
(Dollars in thousands)	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid	Average Balance	Interest Expense	Avg. Rate Paid
Non-interest-bearing	$3,360,937	$—	—	$2,968,839	$—	—	$2,769,272	$—	—
Interest-bearing:
Demand	4,724,478	171,057	3.62%	3,613,524	152,064	4.21%	3,702,727	170,140	4.59%
Savings	13,528,091	438,743	3.24%	12,567,490	480,855	3.83%	10,649,842	456,538	4.29%
Time deposits	908,013	36,565	4.03%	859,400	34,834	4.05%	1,062,644	43,892	4.13%
Total interest-bearing deposits	19,160,582	646,365	3.37%	17,040,414	667,753	3.92%	15,415,213	670,570	4.37%
Total deposits	$22,521,519	$646,365	2.87%	$20,009,253	$667,753	3.34%	$18,184,485	$670,570	3.69%
Total deposits that exceeded the FDIC insurance limit or were not collateralized at June 30, 2026 and 2025, were $4.0 billion and $2.6 billion, respectively. The maturities of non-collateralized time deposits that exceeded the FDIC insurance limit were as follows:

(Dollars in thousands)	June 30, 2026
3 months or less	$4,890
3 months to 6 months	1,766
6 months to 12 months	4,344
Over 12 months	839
Total	$11,839
LIQUIDITY AND CAPITAL RESOURCES
Liquidity. Our primary sources of liquidity include deposits, FHLB advances, borrowings, payments and maturities of outstanding loans, sales of loans, maturities or sales of available-for-sale securities and other short-term investments. While scheduled loan payments and maturing available-for-sale securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We generally invest excess funds in overnight deposits and other short-term interest-earning assets. We use cash generated through deposits, our largest funding source, to offset the cash utilized in lending and investing activities. Our short-term interest-earning available-for-sale securities are used to provide liquidity for lending and other operational requirements.
Axos Bank can borrow up to 35% of its total assets from the FHLB. Borrowings are collateralized by pledging certain mortgage loans and available-for-sale securities to the FHLB. Based on loans and securities pledged at June 30, 2026, we had $2,391.0 million available immediately and an additional $6,336.1 million available with additional collateral and the Company had $3,761.6 million of loans and $750.1 million of securities pledged to the FHLB. At June 30, 2026, we had $250.0 million in unsecured federal funds lines of credit with five major banks under which there were no borrowings outstanding.
The Bank has the ability to borrow short-term from the FRBSF Discount Window. At June 30, 2026, the Bank did not have any borrowings outstanding and the amount available from this source was $9,581.0 million. Borrowings are collateralized by pledging commercial loans and consumer loans. At June 30, 2026, the Bank had $11,115.1 million of loans pledged to the FRBSF.
Any future borrowings will depend on the growth of our lending operations and our exposure to interest rate risk, among other factors. We expect to continue to use deposits and advances from the FHLB as the primary sources of funding our future asset growth.
Axos Clearing has a $150.0 million third-party secured line of credit available for borrowing. As of June 30, 2026, there was no amount outstanding. These credit facilities bear interest at rates based on the Federal Funds rate and borrowings are due upon demand.
Axos Clearing has a $95.0 million unsecured line of credit available for limited purpose borrowing. As of June 30, 2026, there was no amount outstanding. This credit facility bears interest at rates based on the Federal Funds rate and borrowings are due upon demand. In July 2026, this line of credit was terminated by Axos Clearing.

In December 2004, we completed a transaction that resulted in the issuance of $5.2 million of junior subordinated debentures for our Company with a stated maturity date of February 23, 2035. We have the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month term SOFR plus a 2.41% margin and a 0.26% spread adjustment, for a rate of 6.30% as of June 30, 2026, with interest paid quarterly.
In January 2019, we issued subordinated loans totaling $7.5 million to the principal stockholders of Cor Securities Holdings, Inc. (“COR Securities”) in an equal principal amount, with a maturity of 15 months and a 6.25% interest rate, to serve as the source of payment of indemnification obligations of the principal stakeholders of COR Securities under the applicable merger agreement. During the fiscal year ended June 30, 2019, $0.1 million of subordinated loans were repaid. The Company made an indemnification claim against the $7.4 million. Following such claim, the principal stockholders of COR Securities filed an action seeking a declaratory judgment that they were not obligated under the merger agreement to indemnify the Company, and on November 7, 2025, the declaratory judgment in favor of the principal stockholders of COR Securities was entered. As a result of the declaratory judgment, the Company accrued $7.0 million in “General and administrative expense” in the Consolidated Statements of Income for the three months ended December 31, 2025. On April 8, 2026, the Company made payments, including the $7.4 million of outstanding principal of the subordinated loans, to the principal stockholders of COR Securities in resolution of the declaratory judgment action.
In September 2020, the Company completed the sale of $175 million aggregate principal amount of its 4.875% Fixed-to-Floating Rate Subordinated Notes due October 1, 2030 (the “2030 Notes”). On April 30, 2024, the Company paid $4.8 million to repurchase $5.0 million par value of its 2030 Notes resulting in a pre-tax gain of $0.2 million, after accounting for unamortized issuance costs and accrued interest. On September 27, 2024, the Company paid $9.2 million to repurchase $9.5 million par value of its 2030 Notes resulting in a pre-tax non-cash gain on extinguishment of $0.2 million, after accounting for unamortized issuance costs and accrued interest. The non-cash gains are recorded in “General and administrative expense” in the Consolidated Statements of Income. On October 1, 2025, the Company completed the redemption of the $160.5 million aggregate principal amount of 2030 Notes outstanding, which were set to begin their floating period on such date. The 2030 Notes were redeemed for cash by the Company at 100% of their principal amount, plus accrued and unpaid interest, in accordance with the terms of the indenture governing the 2030 Notes. Remaining unamortized deferred financing costs associated with such notes were expensed and included under “Interest expense - Other borrowings” in the Consolidated Statements of Income for the fiscal year ended June 30, 2026.
In February 2022, the Company completed the sale of $150 million aggregate principal amount of its 4.00% Fixed-to-Floating Rate Subordinated Notes (the “2032 Notes”). The 2032 Notes are obligations only of Axos Financial, Inc. The 2032 Notes mature on March 1, 2032 and accrue interest at a fixed rate per annum equal to 4.00%, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2022. From and including March 1, 2027, to, but excluding March 1, 2032 or the date of early redemption, the 2032 Notes will bear interest at a floating rate per annum equal to three-month term SOFR plus a spread of 227 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on June 1, 2027. The 2032 Notes may be redeemed on or after March 1, 2027, which date may be extended at the Company’s discretion, at a redemption price equal to principal plus accrued and unpaid interest, subject to certain conditions. Fees and costs incurred in connection with the debt offering amortize to interest expense over the term of the 2032 Notes. On March 6, 2024, the Company paid $4.2 million to repurchase $5.0 million par value of its 2032 Notes resulting in a pre-tax non-cash gain on extinguishment of $0.7 million, after accounting for unamortized issuance costs and accrued interest. On July 15, 2024, the Company paid $2.6 million to repurchase $3.0 million par value of its 4.00% Fixed-to-Floating Rate Subordinated Notes due March 1, 2032 resulting in a pre-tax non-cash gain on extinguishment of $0.4 million, after accounting for unamortized issuance costs and accrued interest. On June 5, 2025, the Company paid $1.4 million to repurchase $1.5 million par value of its 2032 Notes resulting in a pre-tax non-cash gain on extinguishment of $0.1 million, after accounting for unamortized issuance costs and accrued interest. The non-cash gains are recorded in “General and administrative expense” in the Consolidated Statements of Income.

In September 2025, the Company completed the issuance of $200 million aggregate principal amount of the Company’s 7.00% Fixed-to-Floating Rate Subordinated Notes (the “2035 Notes”). The 2035 Notes are obligations only of Axos Financial, Inc. The 2035 Notes mature on October 1, 2035 and accrue interest at a fixed rate per annum equal to 7.00%, payable semi-annually in arrears on April 1 and October 1 of each year during the fixed period, commencing on October 1, 2025. From and including October 1, 2030, to, but excluding October 1, 2035 or the date of early redemption, the 2035 Notes will bear interest at a floating rate per annum equal to three-month term SOFR plus a spread of 379 basis points, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on January 1, 2031. The 2035 Notes may be redeemed on or after October 1, 2030, which date may be extended at the Company’s discretion, at a redemption price equal to principal plus accrued and unpaid interest, subject to certain conditions. Fees and costs incurred in connection with the debt offering amortize to “Interest expense - Other borrowings” in the Consolidated Statements of Income over the term of the 2035 Notes.
As of June 30, 2026, the Company and its subsidiaries were in compliance with all covenants associated with its outstanding borrowings and lines of credit.
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
We view our liquidity sources to be stable and adequate for our anticipated needs and contingencies for both the short and long-term. We maintain a contingency funding plan designed to ensure that liquidity sources are sufficient to meet ongoing obligations and commitments, particularly in a stressed environment or during a market disruption. We also perform liquidity stress tests across a variety of scenarios. Due to the diversified sources of our deposits, while maintaining approximately 85% of our total Bank deposits in insured or collateralized accounts as of June 30, 2026, we believe we have the ability to increase our level of deposits, and have available other potential sources of funding, to address our liquidity needs for the foreseeable future.
For additional information on certain contractual and other obligations, see Note 9—“Other Assets,” Note 11—“Deposits,” Note 12—“Advances from the Federal Home Loan Bank,” Note 14—“Borrowings, Subordinated Debt and Debentures” and Note 19—“Commitments, Contingencies and Off-Balance Sheet Activities” in the Consolidated Financial Statements. See Item 3. “Legal Proceedings” for further information on pending litigation.
The Company and Bank Capital Requirements. Our Company and Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by our Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our Consolidated Financial Statements. The Federal Reserve establishes capital requirements for our Company and the OCC has similar requirements for our Bank. The following tables present regulatory capital information for our Company and Bank. Information presented reflects the Basel III capital requirements for both our Company and Bank. Under these capital requirements and the regulatory framework for prompt corrective action, our Company and Bank must meet specific capital guidelines that involve quantitative measures of our Company and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation require our Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require our Company and Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” our Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Additionally, our Bank is required to maintain a tangible capital ratio equal to at least 1.5% of total average adjusted assets. At June 30, 2026, our Company and Bank met all the capital adequacy requirements to which they were subject to and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since June 30, 2026 that would materially adversely change our Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support our Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Company and Bank both elected the five-year current expected credit losses (“CECL”) transition guidance for calculating regulatory capital and ratios, which allowed an entity to add back to regulatory capital the impact of the CECL adoption, subject to the five-year phase out. The phase out ended in fiscal year 2025 and the regulatory capital figures presented as of June 30, 2026 no longer reflect this adjustment.
The Company’s and Bank’s capital ratios and requirements were as follows:

			Minimum Capital Requirement	Minimum Capital Requirement with Capital Buffer	Minimum to Be Well Capitalized
	June 30,
	2026	2025
Regulatory Capital Ratios (Company):
Tier 1 leverage ratio	9.94%	10.73%	4.00%	4.00%	N/A
Common equity tier 1 capital ratio	11.76%	12.52%	4.50%	7.00%	N/A
Tier 1 risk-based capital ratio	11.76%	12.52%	6.00%	8.50%	N/A
Total risk-based capital ratio	14.39%	15.28%	8.00%	10.50%	N/A

Regulatory Capital Ratios (Bank):
Tier 1 leverage ratio	9.24%	10.23%	4.00%	4.00%	5.00%
Common equity tier 1 capital ratio	10.93%	12.42%	4.50%	7.00%	6.50%
Tier 1 risk-based capital ratio	10.93%	12.42%	6.00%	8.50%	8.00%
Total risk-based capital ratio	12.10%	13.70%	8.00%	10.50%	10.00%
Axos Clearing Capital Requirements. Pursuant to the net capital requirements of the Exchange Act, Axos Clearing is subject to the SEC Uniform Net Capital (Rule 15c3-1 of the Exchange Act). Under this rule, Axos Clearing has elected to operate under the alternate method and is required to maintain minimum net capital of $250,000 or 2% of aggregate debit balances arising from client transactions, as defined. Under the alternate method, Axos Clearing may not repay subordinated debt, pay cash distributions, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement. As of June 30, 2026 and 2025, Axos Clearing was in compliance with its net capital requirements. As part of its capital management, Axos Clearing may make distributions to the Company from time to time.

Axos Clearing, as a clearing broker, is also subject to the SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the exclusive benefit of customers (“Customer Reserve Bank Account”) and proprietary accounts of brokers (“PAB Reserve Account”). As of June 30, 2026, Axos Clearing was in compliance with its Customer Reserve Bank Account and PAB Reserve Account deposit requirements.
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
Lifetime Cap Risk. Our adjustable rate loans have lifetime interest rate caps. In periods of rising interest rates, it is possible for the fully indexed interest rate (index rate plus the margin) to exceed the lifetime interest rate cap. This feature prevents the loan from repricing to a level that exceeds the cap’s specified interest rate, thus adversely affecting net interest income in periods of relatively high interest rates. On a weighted-average basis, our adjustable rate loans at June 30, 2026 had lifetime rate caps that were 549 basis points greater than their current stated note rates. If market rates rise by more than the interest rate cap, we will not be able to increase these loan rates above the interest rate cap.
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

Banking Business Segment
The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities that were outstanding at June 30, 2026 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	June 30, 2026
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$1,121,423	$—	$—	$—	$1,121,423
Mortgage-backed and other securities[1]	27,894	4,744	517,217	253,812	803,667
Stock of regulatory agencies	29,598	—	—	—	29,598
Loans[2]	19,596,257	1,114,030	4,442,139	442,977	25,595,403
Loans held for sale	20,066	—	—	—	20,066
Total interest-earning assets	20,795,238	1,118,774	4,959,356	696,789	27,570,157
Non-interest-earning assets	—	—	—	—	1,461,407
Total assets	$20,795,238	$1,118,774	$4,959,356	$696,789	$29,031,564
Interest-bearing liabilities:
Interest-bearing deposits[3]	$20,757,099	$45,117	$122,643	$—	$20,924,859
Advances from the FHLB	94,000	—	60,000	—	154,000
Secured financings	113,374	97,852	364,323	1,131	576,680
Total interest-bearing liabilities	20,964,473	142,969	546,966	1,131	21,655,539
Other non-interest-bearing liabilities	—	—	—	—	4,385,908
Stockholders’ equity	—	—	—	—	2,990,117
Total liabilities and equity	$20,964,473	$142,969	$546,966	$1,131	$29,031,564
Net interest rate sensitivity gap	$(169,235)	$975,805	$4,412,390	$695,658	$5,914,618
Cumulative gap	$(169,235)	$806,570	$5,218,960	$5,914,618	$5,914,618
Net interest rate sensitivity gap—as a % of total interest-earning assets	(0.61)%	3.54%	16.00%	2.52%	21.45%
Cumulative gap—as a % of total cumulative interest-earning assets	(0.61)%	2.93%	18.93%	21.45%	21.45%
1 Comprised of U.S. government securities, mortgage-backed securities and other securities. The table reflects contractual repricing dates.
2 Loans includes loan premiums, discounts and unearned fees. The table reflects either contractual repricing dates or expected maturities.
3 The table assumes that the principal balances for demand deposit and savings accounts will reprice in the first year.
The above table provides an approximation of the projected re-pricing of assets and liabilities at June 30, 2026 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are primarily based on modeled cash flows. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience and the implied forward rate curve, respectively. Actual repayments of these instruments could vary substantially if future experience differs from our historical experience.
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

The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the 1-12 months’ and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Bank assumes no growth in the balance sheet other than for retained earnings:

	As of June 30, 2026
	First 12 Months	Next 12 Months
(Dollars in thousands)	Percentage Change from Base	Percentage Change from Base
Up 200 basis points	9.2%	12.2%
Up 100 Basis points	4.9%	6.1%
Down 100 basis points	(3.7)%	(6.0)%
Down 200 basis points	(4.8)%	(11.2)%
We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We analyze the MVE sensitivity to an immediate parallel and sustained shift in interest rates derived from the underlying interest rate curves.
The following table indicates the sensitivity of MVE to the interest rate movement as described above:

As of June 30, 2026
(Dollars in thousands)	Percentage Change from Base
Up 200 basis points	11.2%
Up 100 basis points	6.5%
Down 100 basis points	(7.9)%
Down 200 basis points	(16.6)%
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report On Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:
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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 version). Based on this assessment, management has determined that our internal control over financial reporting as of June 30, 2026 was effective.
In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. The Company completed the acquisition of Verdant on September 30, 2025. Management excluded Verdant from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026. Verdant constituted 6% of total assets as of June 30, 2026, and 7% of net revenues for the fiscal year ended June 30, 2026.
BDO USA, P.C. has audited the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026, as stated in their report dated August 20, 2026.
Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Axos Financial, Inc.
Las Vegas, Nevada
Opinion on Internal Control over Financial Reporting
We have audited Axos Financial, Inc.’s (the “Company’s”) internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2026 and 2025, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2026, and the related notes and our report dated August 20, 2026 expressed an unqualified opinion thereon.
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
As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Verdant Commercial Capital, LLC, which was acquired on September 30, 2025, and which is included in the consolidated balance sheet of the Company as of June 30, 2026, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended. Verdant Commercial Capital, LLC constituted 6% of total assets, as of June 30, 2026, and 7% of net revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Verdant Commercial Capital, LLC because of the timing of the acquisition which was completed on September 30, 2025. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Verdant Commercial Capital, LLC.

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
/s/ BDO USA, P.C.
San Diego, California

August 20, 2026

ITEM 9B. OTHER INFORMATION
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
The information called for by this item with respect to directors and executive officers is incorporated herein by reference to the information contained in the sections captioned “Election of Directors” and “Executive Compensation” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2026 (the “Proxy Statement”).
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
Equity Compensation Plan Information
The following table provides information regarding the aggregate number of securities to be issued under all of our stock option and equity based compensation plans upon exercise of outstanding options, warrants and other rights and their weighted-average exercise prices as of June 30, 2026. There were no securities issued under equity compensation plans not approved by security holders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options and units granted	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	2,020,041
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	$—	2,020,041

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1).	Financial Statements: See Part II, Item 8—Financial Statements and Supplementary Data.
(a)(2).	Financial Statement Schedules: All financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.
(a)(3).	Exhibits:

Exhibit Number	Description	Incorporated By Reference to
2.1	Agreement and Plan of Merger, by and among Axos Clearing, LLC, Axos Clarity MergeCo., Inc., Cor Securities Holdings, Inc., the Seller Parties thereto and the Holder Representative, dated September 28, 2018	Exhibit 2.1 to the Current Form 8-K filed on October 1, 2018.
3.1	Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 6, 1999	Exhibit 3.1 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.1	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on August 19, 1999	Exhibit 3.5 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.2	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on February 25, 2003	Exhibit 3.6 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.3	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on January 25, 2005	Exhibit 3.2 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
3.1.4	Certificate Eliminating Reference to a Series of Shares from the Certificate of Incorporation of the Company	Exhibit 3.3 to the Current Report on Form 8-K filed on September 7, 2011.
3.1.5	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on October 25, 2013	Exhibit 3.1 to the Current Report on Form 8-K filed on October 28, 2013.
3.1.6	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 5, 2015	Exhibit 3.1 to the Current Report on Form 8-K filed on November 6, 2015.
3.1.7	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on September 11, 2018	Exhibit 3.1 to the Current Report on Form 8-K filed on September 11, 2018.
3.1.8	Certificate of Elimination relating to the Series A - 6% Cumulative Nonparticipating Perpetual Preferred Stock Convertible through January 2009, filed with the Delaware Secretary of State on January 25, 2021.	Exhibit 3.1.8 to the Quarterly Report on Form 10-Q filed on January 28, 2021.
3.1.9	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 14, 2022	Exhibit 3.1.10 to the Quarterly Report on Form 10-Q filed on January 26, 2023.
3.2	Amended and Restated By-laws	Exhibit 3.2 to the Current Report on Form 8-K filed on May 30, 2023.
4.1	Form of Common Stock Certificate of the Company	Exhibit 4.1 to the Current Report on Form 8-K filed on September 12, 2018.
4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.2 to the Annual Report on Form 10-K filed August 26, 2021.
4.3	Indenture for Subordinated Debt Securities, dated as of March 3, 2016, between Axos Financial, Inc. and U.S. Bank National Association, as trustee	Exhibit 4.1 to the Current Report on 8-K filed on September 18, 2020.
4.4	Indenture, dated as of February 24, 2022, between Axos Financial, Inc. and U.S. Bank Trust Company, National Association, as trustee	Exhibit 4.1 to the Current Report on 8-K filed on February 24, 2022.
4.5	First Supplemental Indenture, dated as of February 24, 2022, between Axos Financial, Inc. and U.S. Bank Trust Company, National Association, as trustee.	Exhibit 4.2 to the Current Report on 8-K filed on February 24, 2022.
4.6	Form of Global Note to represent the 4.00% Fixed-to-Floating Rate Subordinated Notes due 2032 of Axos Financial, Inc. (included in Exhibit 4.2 as Exhibit A).	Exhibit 4.3 to the Current Report on 8-K filed on February 24, 2022.
4.7	Second Supplemental Indenture, dated as of September 19, 2025, between Axos Financial, Inc. and U.S. Bank Trust Company, National Association, as trustee.	Exhibit 4.2 to the Current Report on Form 8-K filed on September 19, 2025.
4.8	Form of Global Note to represent the 7.00% Fixed-to-Floating Rate Subordinated Notes due 2035 of Axos Financial, Inc.	Exhibit 4.2 to the Current Report on Form 8-K filed on September 19, 2025.
10.1	Form of Indemnification Agreement between the Company and each of its executive officers and directors	Exhibit 10.1 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on February 24, 2005.
10.2*	2004 Employee Stock Purchase Plan, including forms of agreements thereunder	Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-121329) filed on December 16, 2004.
10.3*	Amended and Restated Employment Agreement, dated September 24, 2024, between Axos Bank and Andrew J. Micheletti	Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on October 30, 2024.

Exhibit Number	Description	Incorporated By Reference to
10.4	Amended and Restated Declaration of Trust of BofI Trust I dated December 16, 2004	Exhibit 10.10 to the Registration Statement on Form S-1/A (File No. 333-121329) filed on January 26, 2005.
10.5*	Second Amended and Restated Employment Agreement, dated June 30, 2017, between the Company and subsidiaries, and Gregory Garrabrants	Exhibit 99.1 to the Current Report on Form 8-K filed on July 7, 2017.
10.6	Lease Agreement dated December 5, 2011 between La Jolla Village, LLC and the Company	Exhibit 99.1 to the Current Report on Form 8-K filed on December 9, 2011.
10.7	Office Space Lease Between Pacifica Tower LLC and BofI Holding, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on May 18, 2018.
10.8	Sixth Amendment to Office Space Lease Between 4350 La Jolla Village LLC and BofI Holding, Inc.	Exhibit 10.2 to the Current Report on Form 8-K filed on May 18, 2018.
10.9	Guaranty of Payment and Performance of Agreement and Plan of Merger, executed by the Company in favor of Cor Securities Holdings, Inc. on September 28, 2018	Exhibit 10.1 to the Current Report on Form 8-K filed on October 1, 2018.
10.10*	Change of Control Severance Agreement between Derrick K. Walsh and Axos Financial, Inc. and Axos Bank	Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on October 28, 2021.
10.11*	Form of Axos Financial, Inc. Amended and Restated 2014 Stock Incentive Plan Restricted Stock Award Unit Agreement	Exhibit 10.18 to the Annual Report on Form 10-K filed on September 8, 2022.
10.12*	Form of Axos Financial, Inc. Amended and Restated 2014 Stock Incentive Plan Amendment to Restricted Stock Award Unit Agreement (Director Award)	Exhibit 10.19 to the Annual Report on Form 10-K filed on August 29, 2023.
10.13*	Form of Axos Financial, Inc. Amended and Restated 2014 Stock Incentive Plan Restricted Stock Award Unit Agreement (Director Award)	Exhibit 10.20 to the Annual Report on Form 10-K filed on August 29, 2023.
10.14	First Amendment to Office Space Lease Between Pacifica Tower LLC and Axos Financial, Inc.	Exhibit 10.21 to the Annual Report on Form 10-K filed on August 29, 2023.
10.15	Equity Distribution Agreement, dated January 28, 2025, among the Company and the Distribution Agents named therein	Exhibit 1.1 to the Current Report on Form 8-K filed on January 28, 2025.
10.16*	Change of Control Severance Agreement between John Tolla and Axos Bank	Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on October 30, 2025.
10.17*	Axos Financial, Inc. Amended and Restated 2014 Stock Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on January 29, 2026.
10.18	Deposit Purchase Agreement between Axos Bank and SMBC MANUBANK	Exhibit 99.1 to the Current Report on Form 8-K filed on February 12, 2026.
10.19	Deposit Purchase Agreement between Axos Bank and Capital One, National Association	Exhibit 99.1 to the Current Report on Form 8-K filed on April 23, 2026.
19.1	Insider Trading Policy	Exhibit 19.1 to the Annual Report on Form 10-K filed on August 22, 2024.
21.1	Subsidiaries of the Company	Filed herewith.
23.1	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm	Filed herewith.
24.1	Power of Attorney, incorporated by reference to the signature page to this report.	Signature page to this report.
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	Exhibit 97.1 to the Annual Report on Form 10-K filed on August 22, 2024.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document	Filed herewith.
101.LAB**	Inline XBRL Taxonomy Label Linkbase Document	Filed herewith.
101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document	Filed herewith.
101.DEF**	Inline XBRL Taxonomy Definition Document	Filed herewith.

Exhibit Number	Description	Incorporated By Reference to
101.INS**	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
104**	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101
*Indicates management contract or compensatory plan, contract or arrangement.
**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

ITEM 16. FORM 10-K SUMMARY
Not applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXOS FINANCIAL, INC.

Date:	August 20, 2026	By:	/s/ Gregory Garrabrants
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant as of August 20, 2026 in the capacities indicated:

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
Las Vegas, Nevada
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Axos Financial, Inc. (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 20, 2026 expressed an unqualified opinion thereon.
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
Allowance for credit losses
As discussed in Note 5 to the Company’s consolidated financial statement, the Company reported an allowance for credit losses (“ACL”) of $347,375 as of June 30, 2026. As described in Note 1 to the Company’s consolidated financial statements, the ACL methodology considers many factors including, but not limited to, historical loss experience, when available, estimated defaults based on portfolio trends, changes in collateral values, portfolio composition and loan concentration, and current lending policies and the effects of any new policies.
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
•Assessing the reasonableness of management’s judgments in determining the economic forecast scenarios by evaluating contradictory evidence by performing a market analysis to evaluate the appropriateness of conclusions reached

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2013.
San Diego, California
August 20, 2026

AXOS FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS

	At June 30,
(Dollars in thousands, except par value)	2026	2025
ASSETS
Cash and cash equivalents	$1,108,633	$1,933,845
Restricted cash	199,169	242,509
Total cash, cash equivalents and restricted cash	1,307,802	2,176,354
Trading securities	661	649
Available-for-sale securities	803,667	66,008
Stock of regulatory agencies	36,166	35,163
Loans held for sale, carried at fair value	14,937	10,012
Loans held for sale, lower of cost or fair value	5,129	—
Loans—net of allowance for credit losses of $347,375 as of June 30, 2026 and $290,049 as of June 30, 2025	25,595,403	21,049,610
Servicing rights, carried at fair value	25,653	27,218
Securities borrowed	163,462	139,396
Customer, broker-dealer and clearing receivables	347,944	252,720
Goodwill and other intangible assets—net	249,317	134,502
Other assets	1,411,728	891,446
TOTAL ASSETS	$29,961,869	$24,783,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$3,828,800	$3,040,696
Interest-bearing	20,736,592	17,788,847
Total deposits	24,565,392	20,829,543
Advances from the Federal Home Loan Bank	154,000	60,000
Secured financings	576,680	—
Borrowings, subordinated notes and debentures	342,915	312,671
Securities loaned	194,729	139,426
Customer, broker-dealer and clearing payables	365,792	350,606
Accounts payable and other liabilities	595,943	410,155
Total liabilities	26,795,451	22,102,401
COMMITMENTS AND CONTINGENCIES (Note 19)
STOCKHOLDERS’ EQUITY:
Common stock—$0.01 par value; 150,000,000 shares authorized, 71,939,630 shares issued and 56,734,049 shares outstanding as of June 30, 2026; 71,101,642 shares issued and 56,483,617 shares outstanding as of June 30, 2025	719	711
Additional paid-in capital	592,916	548,895
Accumulated other comprehensive income (loss)—net of income tax	3,914	348
Retained earnings	3,108,897	2,618,525
Treasury stock, at cost; 15,205,581 shares as of June 30, 2026 and 14,618,025 shares as of June 30, 2025	(540,028)	(487,802)
Total stockholders’ equity	3,166,418	2,680,677
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,961,869	$24,783,078

See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended June 30,
(Dollars in thousands, except earnings per common share)	2026	2025	2024
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$1,831,455	$1,654,784	$1,499,572
Securities borrowed and customer receivables	31,933	25,492	22,407
Investments and other	93,564	135,189	133,628
Total interest and dividend income	1,956,952	1,815,465	1,655,607
INTEREST EXPENSE:
Deposits	646,365	667,753	670,570
Advances from the Federal Home Loan Bank	17,586	1,652	3,087
Securities loaned	974	1,830	2,214
Other borrowings	45,117	16,458	18,307
Total interest expense	710,042	687,693	694,178
Net interest income	1,246,910	1,127,772	961,429
Provision for credit losses	101,105	55,745	32,500
Net interest income, after provision for credit losses	1,145,805	1,072,027	928,929
NON-INTEREST INCOME:
Broker-dealer fee income	45,273	45,233	48,136
Advisory fee income	35,978	31,794	31,335
Banking and service fees	139,825	38,195	35,723
Mortgage banking and servicing rights income	6,108	13,007	10,000
Prepayment penalty fee income	6,399	2,837	5,069
Gain on acquisition	—	—	92,397
Total non-interest income	233,583	131,066	222,660
NON-INTEREST EXPENSE:
Salaries and related costs	323,046	297,955	250,873
Data and operational processing	91,885	80,433	69,370
Depreciation and amortization	80,623	29,019	27,086
Advertising and promotional	49,134	47,760	42,797
Professional services	42,806	37,572	36,532
Occupancy and equipment	22,391	17,705	16,704
FDIC and regulatory fees	27,693	27,558	20,546
Broker-dealer clearing charges	17,729	17,065	18,260
General and administrative expense	77,411	34,631	33,940
Total non-interest expense	732,718	589,698	516,108
INCOME BEFORE INCOME TAXES	646,670	613,395	635,481
INCOME TAXES	156,298	180,487	185,473
NET INCOME	$490,372	$432,908	$450,008
Basic earnings per common share	$8.66	$7.61	$7.82
Diluted earnings per common share	$8.48	$7.43	$7.66

See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended June 30,
(Dollars in thousands)	2026	2025	2024
NET INCOME	$490,372	$432,908	$450,008
Net unrealized gain (loss) from available-for-sale securities, net of income tax	131	1,686	4,144
Net unrealized gain (loss) on cash flow hedges, net of income tax	3,435	1,128	—
Other comprehensive income (loss)	3,566	2,814	4,144
COMPREHENSIVE INCOME	$493,938	$435,722	$454,152

See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Retained Earnings	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
Balance as of June 30, 2023	69,465,446	(10,522,411)	58,943,035	$695	$479,878	$(6,610)	$1,735,609	$(292,413)	$1,917,159
Net income	—	—	—	—	—	—	450,008	—	450,008
Other comprehensive income (loss)	—	—	—	—	—	4,144	—	—	4,144
Purchase of treasury stock	—	(2,541,254)	(2,541,254)	—	—	—	—	(97,023)	(97,023)
Stock-based compensation activity	756,186	(263,402)	492,784	7	30,354	—	—	(14,053)	16,308
Balance as of June 30, 2024	70,221,632	(13,327,067)	56,894,565	$702	$510,232	$(2,466)	$2,185,617	$(403,489)	$2,290,596
Net income	—	—	—	—	—	—	432,908	—	432,908
Other comprehensive income (loss)	—	—	—	—	—	2,814	—	—	2,814
Purchase of treasury stock	—	(951,927)	(951,927)	—	—	—	—	(58,450)	(58,450)
Stock-based compensation activity	880,010	(339,031)	540,979	9	38,663	—	—	(25,863)	12,809
Balance as of June 30, 2025	71,101,642	(14,618,025)	56,483,617	$711	$548,895	$348	$2,618,525	$(487,802)	$2,680,677
Net income	—	—	—	—	—	—	490,372	—	490,372
Other comprehensive income (loss)	—	—	—	—	—	3,566	—	—	3,566
Purchase of treasury stock	—	(249,921)	(249,921)	—	—	—	—	(21,980)	(21,980)
Stock-based compensation activity	837,988	(337,635)	500,353	8	44,021	—	—	(30,246)	13,783
Balance as of June 30, 2026	71,939,630	(15,205,581)	56,734,049	$719	$592,916	$3,914	$3,108,897	$(540,028)	$3,166,418

See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
(Dollars in thousands)	2026	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$490,372	$432,908	$450,008
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	80,623	29,019	27,086
Other accretion and amortization	(90,878)	(108,076)	(58,275)
Stock-based compensation expense	44,255	41,971	35,194
Trading activity	(12)	(296)	405
Provision for credit losses	101,105	55,745	32,500
Deferred income taxes	93,209	(27,956)	33,134
Origination of loans held for sale	(240,355)	(199,845)	(197,305)
Unrealized and realized gains on loans held for sale and held for investment at fair value	(5,206)	(9,596)	(8,639)
Proceeds from sale of loans held for sale	223,115	195,202	209,503
Change in the fair value of servicing rights	3,116	2,605	(2,326)
Gain on FDIC Loan Purchase	—	—	(92,397)
Gain on repurchase of subordinated notes	—	(729)	(973)
Net change in assets and liabilities which provide (use) cash:
Securities borrowed	(24,066)	(72,184)	67,127
Customer, broker-dealer and clearing receivables	(95,224)	(12,692)	134,046
Other assets	(203,988)	18,506	(114,040)
Securities loaned	55,303	65,249	(85,655)
Customer, broker-dealer and clearing payables	15,186	49,479	(144,350)
Accounts payable and other liabilities	111,042	31,021	20,434
Net cash provided by (used in) operating activities	557,597	490,331	305,477
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(768,755)	(22,382)	(9,612)
Proceeds from sale and repayment of available-for-sale securities	17,291	100,316	106,249
Purchase of stock of regulatory agencies	(111,797)	(12,449)	—
Proceeds from redemption of stock of regulatory agencies	111,715	—	—
Net change in loans held for investment at amortized cost and at fair value	(3,711,249)	(2,175,449)	(2,683,460)
Proceeds from sale of loans originally classified as held for investment	180,514	440,115	39,159
Proceeds from sale of other real estate owned and repossessed assets	6,631	2,210	4,757
Purchase of BOLI policies	—	(100,000)	—
Acquisition of business, net of cash acquired	(474,448)	—	—
Purchases of premises, furniture, equipment, software and intangibles	(266,449)	(54,213)	(35,961)
Purchases of other investments	(19,398)	(19,296)	(12,401)
Distributions received from other investments	75	81	1,989
Net cash provided by (used in) investing activities	(5,035,870)	(1,841,067)	(2,589,280)

AXOS FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
(Dollars in thousands)	2026	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	3,735,849	1,470,326	2,236,109
Repayments of the Federal Home Loan Bank term advances	—	(30,000)	—
Net (repayment) proceeds of Federal Home Loan Bank other advances	94,000	—	—
Net (repayment) proceeds of other borrowings	—	—	(27,200)
Redemption of subordinated notes	(160,500)	—	—
Payments related to settlement of restricted stock units	(30,246)	(27,640)	(16,192)
Purchase of treasury stock	(21,980)	(58,203)	(96,286)
Repayment of secured financings	(197,141)	—	—
Repurchase of subordinated notes	—	(13,169)	(8,938)
Payment of debt issuance costs	(2,861)	—	—
Proceeds from issuance of subordinated notes	200,000	—	—
Repayment of subordinated loans	(7,400)	—	—
Net cash provided by (used in) financing activities	3,609,721	1,341,314	2,087,493
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(868,552)	(9,422)	(196,310)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of year	$2,176,354	$2,185,776	$2,382,086
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of year	$1,307,802	$2,176,354	$2,185,776
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on interest-bearing liabilities	$705,171	$687,244	$698,956
Transfers to other real estate and repossessed vehicles from loans held for investment	3,848	8,778	4,472
Transfers from loans held for investment to loans held for sale	178,610	432,835	39,159
Transfers from loans held for sale to loans held for investment	7,093	12,530	2,783
Operating lease liabilities from obtaining right of use assets	8,525	4,491	6,330
Non-cash LIHTC investments	25,000	25,060	37,495
Non-cash Contingent Consideration	30,810	—	—

See accompanying notes to the consolidated financial statements.

AXOS FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED JUNE 30, 2026, 2025 and 2024
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
Axos Financial, Inc. was incorporated in the State of Delaware on July 6, 1999 for the purpose of organizing and launching an internet-based savings bank. The Bank, which opened for business over the internet on July 4, 2000, is subject to regulation and examination by the Office of the Comptroller of the Currency (“OCC”), its primary regulator. The Federal Deposit Insurance Corporation (“FDIC”) insures the Bank’s deposit accounts up to the maximum allowable amount. Axos Clearing LLC, a clearing broker-dealer, is regulated by the Securities and Exchange Commission (“SEC”) and Financial Industry Regulatory Authority (“FINRA”). Axos Invest, a platform through which digital investment advisory services are offered to retail investors, is regulated by the SEC and FINRA.
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
Banking and Service Fees—Card Fees and Other. Fees, exchange, and other service charges are primarily comprised of debit card income, ATM fees, merchant services income, and other service charges. Debit card income is primarily comprised of interchange fees earned whenever the Company’s debit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.
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

	Fiscal Year Ended June 30,
(Dollars in thousands)	2026	2025	2024
Advisory fee income	$35,978	$31,794	$31,335
Broker-dealer clearing fees	24,243	22,233	20,643
Deposit service fees	8,365	5,430	4,257
Card fees and other	10,027	2,867	2,516
Technology and service fees	2,641	3,465	5,890
Non-interest income (in-scope ASC 606)	81,254	65,789	64,641
Non-interest income (out-of-scope ASC 606)	152,329	65,277	158,019
Total non-interest income	$233,583	$131,066	$222,660
Contract Balances. A contract asset or receivable is recognized if the Company performs a service or transfers a good in advance of receiving consideration. A contract liability is recognized if the Company receives consideration (or has the unconditional right to receive consideration) in advance of performance. As of June 30, 2026 and 2025, respectively, the Company’s contract assets and liabilities were not considered material.
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
Cash and Cash Equivalents. The Bank’s cash, due from banks, money market mutual funds and federal funds sold, all of which have original maturities within 90 days, comprise cash and cash equivalents. The table below presents cash and cash equivalents based on non-interest-earning and interest-earning status.

	At June 30,
(Dollars in thousands)	2026	2025
Non-interest-earning cash and cash equivalents	$222,126	$152,337
Interest-earning cash and cash equivalents	1,085,676	2,024,017
Total cash and cash equivalents	$1,307,802	$2,176,354
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
Loans (including Direct Financing & Sales-Type Leases). Loans that are held for investment are loans that the Company has the intent and ability to hold for the foreseeable future or until maturity are reported at the principal balance outstanding, net of unearned interest, deferred purchase premiums and discounts, deferred loan origination fees and costs, and an allowance for credit loss - loans. Interest income is accrued on the unpaid principal balance. Premiums and discounts on loans purchased as well as loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method.
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
Commercial Real Estate. The Commercial Real Estate portfolio segment consists of loans secured by CRE under a variety of structures that it classifies as commercial real estate. A few examples are as follows: Commercial Bridge to Sale, Commercial Bridge to Construction, Commercial Bridge to Refinance and Acquisition, Development, Construction and Lender Finance. CRE Loans are originated to businesses secured by first liens on single family, multifamily, condominium, office, retail, mixed-use, hospitality, undeveloped or to-be-redeveloped land. Repayment of CRE loans depends on the successful completion of the real estate transition project and permanent take-out.
Commercial & Industrial - Non-Real Estate (Non-RE). The Commercial & Industrial - Non-RE portfolio segment consists of lender finance loans, asset-based loans, leveraged cash flow loans, insurance premium finance, capital call facilities, equipment lending and leasing, and general commercial and industrial loans. These receivables are generally secured by commercial assets, including, but not limited to, receivables, inventory, equipment and uniform commercial code (“UCC”) all-asset filings.
For Commercial & Industrial - Non-RE, asset backed loans and line of credit term loans, the Company typically enters into a structured facility, under which it takes a senior lien position collateralized by the underlying assets at advance rates well below the collateral value. Leveraged cash flow loans provide financial sponsors the ability to finance acquisitions, management buy-outs, recapitalizations, debt refinancing and dividends/distributions. Such lending relies on free cash flow as the primary repayment source, and enterprise value as the secondary repayment source.
Commercial and industrial leases are primarily made based on the operating cash flows of the borrower or conversion of working capital assets to cash and secondarily on the underlying collateral provided by the borrower. Direct financing leases and sales-type leases are carried at the aggregate of lease payments receivable plus the estimated residual value of the leased property less unearned income, which is accreted to interest income over the lease terms using methods that approximate the interest method. Direct financing and sales-type lease income is recognized on a straight-line basis and is included within the “Loans, including fees”, line item in the Consolidated Statements of Income. Upon termination of a direct financing and sales-type leases, a gain or loss is recognized if the actual residual value is different than the estimated amount. The Company manages residual asset risk associated with its leased assets through a combination of disciplined underwriting standards at lease inception, ongoing monitoring of relevant market conditions, and the use of historical resale data and other third-party valuations to establish estimated residual values, as applicable. The Company periodically reassesses these estimates and adjusts them as necessary to reflect changes in market conditions or asset performance. Direct financing and sales-type leases generally do not contain non-lease components and may contain provisions permitting the lessee to extend or terminate the lease or purchase the underlying leased asset. Additionally, these leases generally do not contain variable lease payments.
Auto and Consumer. The Auto and Consumer portfolio segment includes automobile loans and unsecured consumer loans, including account overdraft loans:
Auto loans consist of prime and subprime loans to customers secured by new and used vehicles. The Company holds all of the auto loans originated and performs loan servicing functions for these loans.
Consumer unsecured loans generally consist of unsecured loans to well-qualified, individual borrowers.
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
Loans Held for Sale. Agency loans originated and intended for sale in the secondary market are carried at fair value. Net unrealized gains and losses are recognized through mortgage banking income in the income statement. The Bank sells its mortgage loans with either servicing released or servicing retained depending upon market pricing. Gains and losses on loan sales are recorded as mortgage banking income, based on the difference between sales proceeds and carrying value. Non-agency loans held for sale are carried at the lower of cost or fair value. The Company has elected the fair value option for Agency loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. For loans for which the fair value option has been elected, any origination fees or costs are recognized as incurred.

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
Loans Held for Investment at Fair Value. The Company elected the fair value option for certain commercial & industrial loans. The Company elected the fair value option for these loans to align their measurement attribute with management's overall risk management strategy. These loans are reported in “Other assets” on the Company’s Consolidated Balance Sheet.
Allowance for Credit Losses. The ACL is a valuation account that offsets the amortized cost basis of loans and net investment in leases. Under ASC 326, amortized cost is the basis on which the ACL is determined. Amortized cost is principal outstanding, net of any purchase premiums and discounts and net of any deferred loan fees and costs.
Loans are charged off against the ACL when the Company believes that collectability of at least some portion of outstanding principal is unlikely. Recoveries on loans previously charged off are recorded as an increase to the allowance for credit losses. The ACL is maintained at a level needed to absorb expected credit losses over the contractual life, considering the effects of prepayments, of the loan portfolio as of the reporting date. Determining the adequacy of the ACL is complex and requires judgment by the Company about the effect of matters that are inherently uncertain. As such, a future assessment of current conditions may require material adjustments to the allowance.
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
Specifically, the Company reviews whether the model reflects the appropriate level of PD and LGD, given the macroeconomic forecasts used as compared to the Company’s loan portfolio. the Company determines the adequacy of the ACL based on reviews of individual loans, recent loss experience, current economic conditions, expectations about future economic conditions, the risk characteristics of the various categories of loans, including loan-to-value ratios, and other pertinent factors. If, based on the Company’s evaluation, macroeconomic factors do not capture the Company’s assumption regarding collateral values (LGD) and defaults (PD), the Company will apply additional qualitative overlays to the loan portfolio. This evaluation is inherently subjective and requires estimates that are susceptible to significant revision as more information becomes available.
In determining an ACL for certain assets, such as margin loans and securities borrowed transactions, the Company considers the fair value of collateral where the borrower is required to, and reasonably expected to, continually adjust and replenish the amount of collateral securing the instrument. If the fair value of the collateral is less than the amortized cost basis of the instrument, an ACL is established for the unsecured amount and is limited to the difference between the fair value of the collateral and the amortized cost basis of the instrument.
Accrued Interest. Accrued interest receivable is excluded from amortized cost and is presented separately in “Other assets” on the Consolidated Balance Sheets. Additionally, the Company does not estimate an ACL on accrued interest receivable as the Company has a policy to charge off accrued interest deemed uncollectible in a timely manner. When a loan is placed on nonaccrual status, which generally occurs when a borrower becomes delinquent by 90 days, interest previously accrued but not collected is reversed against current period interest income. Interest received on such loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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

The Company as Lessor. The Company operates as a lessor under operating lease agreements either as a lessor of various types of equipment or as a lessor of commercial office space in the multi-building commercial office complex it owns. Under these operating lease arrangements, the underlying leased asset is depreciated to its estimated residual value at the end of the lease term and is reported in “Other assets” on the Consolidated Balance Sheets, net of accumulated depreciation. For additional information on the accounting policies related to the leased equipment and the multi-building commercial office complex, see “Premises, Furniture, Equipment and Software” herein.

Operating lease income is recognized on a straight-line basis over the lease term and is included in “Banking and services fees” in the Consolidated Statements of Income. For both its equipment leases and leases of commercial office space, the Company has elected the practical expedient permitting the Company to account for each separate lease component and associated non-lease components as a single component. Any initial direct costs incurred upon entry into the operating lease arrangement are recognized on a straight-line basis over the lease term as a reduction in rental income. The Company's equipment operating leases may contain provisions permitting the lessee to extend or terminate the lease or purchase the underlying leased asset. Additionally, these leases generally do not contain variable lease payments.

The Company as Lessee. The Company leases office space under operating lease agreements scheduled to expire at various dates. At lease commencement, lease liabilities are recognized based on the present value of the remaining lease payments and discounted using the Company’s incremental borrowing rate. Right-of-use assets initially equal the lease liability, adjusted for any lease payments made prior to lease commencement and for any lease incentives. Right-of-use assets are reported in “Other assets” on the Consolidated Balance Sheets, and the related lease liabilities are reported in “Accounts payable and other liabilities.” Rent expense is recognized on a straight-line basis over the lease term and is recorded in “Occupancy and equipment” expense in the Consolidated Statements of Income.

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
The Company makes markets in interest rate swap and cap derivatives to facilitate customer demand. The Company enters into offsetting derivative transactions to offset its interest rate risk associated with this customer transaction activity. The Company acquired as part of the FDIC Loan Purchase certain customer-facing interest rate derivatives and related market-facing derivatives which offset the Company’s interest rate risk. Additionally, as part of its role as a loan participant, the Company may enter into risk participation agreements under which the Company agrees to assume a share of a third-party borrower’s obligation if the borrower defaults on its interest rate derivative contract obligation. For additional information on these derivatives see Note 6— “Derivatives.” Changes in the fair values of these derivatives, and related fees, are included in “Banking and service fees” on the Consolidated Statements of Income.
Additionally, the Company applies hedge accounting to certain derivative instruments for interest rate risk management purposes. The Company uses such derivative instruments to hedge the fair value of certain fixed-rate available-for-sale investment securities and forecasted variable cash flows from floating-rate deposits. For designated cash flow hedges, changes in the fair value of the derivatives are initially recorded in other comprehensive income (“OCI”) and subsequently recognized in earnings once the hedged item affects earnings. Derivative gains and losses reclassified to earnings are recognized in interest expense on the Consolidated Statements of Income, consistent with the hedged floating-rate deposits. For designated fair value hedges, the change in the fair value of the derivative, offset by the change in the fair value attributable to the change in the associated benchmark interest rate of the hedged asset, is recognized in earnings each period in “Interest and dividend income—Investments and other” on the Consolidated Statements of Income.
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

Premises, Furniture, Equipment and Software. Premises, furniture, equipment and software are stated at cost less accumulated depreciation and amortization computed primarily using the straight-line method over the estimated useful lives of depreciable assets, which range from three to ten years, and for the buildings comprising the multi-building commercial office complex, 35 years. Assets under operating lease are depreciated to their estimated residual value at the end of the lease term. Land is not a depreciable asset. Depreciation expense is recorded within “Depreciation and amortization”, a component of non-interest expense on the Consolidated Statements of Income. Leasehold improvements are amortized over the lesser of the assets’ useful lives or the lease term. Premises, furniture, equipment and software are included in “Other assets” on the Consolidated Balance Sheets. For additional information on the multi-building commercial office complex, see Note 2—“Acquisitions.”
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
Stock of Regulatory Agencies. The Bank is a member of the Federal Home Loan Bank (“FHLB”) system and the Federal Reserve System (the “Federal Reserve”). FHLB members are required to own a certain amount of FHLB stock based on the level of borrowings and other factors while Federal Reserve members are required to own a certain amount of Federal Reserve Bank (“FRB”) stock based on the member’s equity capital and surplus. FHLB and FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Additionally, Axos Clearing, LLC is a member of the Depository Trust & Clearing Corporation (“DTCC”), a financial services company providing clearing and settlement services to the financial markets. Members are required to own a certain amount of DTCC stock based on the clearing levels and other factors. DTCC stock is valued based on information provided by the DTCC, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recovery of carrying value.
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
Comprehensive Income. Comprehensive income consists of net income and OCI. OCI includes unrealized gains and losses on available-for-sale securities and gains and losses on derivatives in designated cash flow hedge accounting relationships.
Loss Contingencies. The Company records an accrual for a loss contingency when the estimated loss is both probable and reasonably estimated.
Variable Interest Entities (“VIEs”). The Company determines whether it is the primary beneficiary of a VIE upon its initial involvement with the entity and reassesses whether it remains the primary beneficiary on an ongoing basis. This determination includes an assessment of the design of the VIE, the power to make significant economic decisions and the variable interests held by the Company relative to other parties. The Company consolidated the results of operations and financial position of certain entities which it considers VIEs. The Company consolidated these VIEs because it or its subsidiaries are deemed to be the primary beneficiary since the Company or its subsidiaries have the power to direct the servicing or portfolio management activities, which are the activities that most significantly affect the VIEs’ economic performance, and the Company or its subsidiaries has the obligation to absorb the majority of the losses or benefits of the VIEs. For these VIEs, the assets transferred to the VIEs are pledged as collateral to the related debt securities. For further information on VIEs, see Note 13— “Variable Interest Entities.”
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

New Accounting Standards
Recently Adopted Accounting Standards
On July 1, 2025, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2023-09, which requires further granularity on the disclosure of income taxes, including:
•Certain prescribed line items in the income tax rate reconciliation presented both in dollar and percentage terms;
•Income taxes paid, income before income taxes and income taxes disaggregated by federal, state and foreign taxes; and
•Further disaggregation of income taxes paid by any individual jurisdiction equal to or exceeding five percent of total income taxes paid.
The Company adopted this standard on a retrospective basis and the newly-required disclosures are included in Note 15—"Income Taxes." There was no impact on the Company’s financial condition or results of operations upon adoption.
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
In November 2025, the FASB issued ASU 2025‑08, which amends existing guidance for certain purchased seasoned loans which are not considered PCD loans. Following adoption of this guidance, purchased loans meeting certain criteria at acquisition are recognized at their purchase price plus an allowance for expected credit losses, in line with the existing accounting treatment of PCD loans. The standard is effective for all entities for annual reporting periods beginning after December 15, 2026, and for interim periods within those annual reporting periods, with early adoption permitted in an interim or annual reporting period. The Company does not expect any significant impact on its financial condition or results of operations upon adoption.

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

2.    ACQUISITIONS
Marine Floor Financing Loans. On August 23, 2023, the Company acquired approximately $52 million of marine floor financing loans at par value along with other assets for an additional $2 million, primarily consisting of servicing rights as well as certain employees. The transaction was accounted for as an asset acquisition.
FDIC Loan Purchase. On December 7, 2023, the Company acquired from the FDIC two loan portfolios, comprising both PCD and non-PCD loans, with an aggregate unpaid principal balance of $1.3 billion at a fair value of $901.5 million, reflecting a non-credit-related discount of $306.8 million and an allowance for credit losses on PCD loans of $70.1 million, (the “FDIC Loan Purchase”). Also included in the acquisition were certain related interest rate derivative assets and liabilities with a fair value of $109.0 million and $104.4 million, respectively, as of the date of the acquisition and whose maturities generally align with those of the loans acquired. The acquisition of the non-PCD loans and interest rate derivatives was accounted for as a purchase of financial assets and liabilities, and the Company recognized a $92.4 million gain on the transaction included in “Gain on acquisition” in the Consolidated Statement of Income.
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
Upon acquisition, the assets and liabilities of Verdant were adjusted to their respective fair values (with the exception of PCD assets, as further discussed below) as of the closing date of the transaction, including the identifiable intangible assets acquired. Goodwill has been recorded representing the excess of the purchase price over the fair value of the net assets acquired and is expected to be fully tax-deductible. The goodwill recognized is the result of expected synergies and operational efficiencies, among other factors, and has been assigned to the Banking Business Segment. The Company’s accounting for the acquisition has not been finalized as the Company continues to evaluate the post-closing adjustment amount. The allocation may be updated, if necessary, through the measurement period, which ends no later than one year from the acquisition date.

The following table provides the Verdant preliminary purchase consideration allocation as of the date of acquisition, including any purchase price adjustments identified during the measurement period:

(Dollars in thousands)	September 30, 2025
ASSETS:
Cash and cash equivalents	$31,635
Restricted cash	34,924
Loans—net of allowance for credit losses of $7,795	1,020,322
Other assets[1]	223,842
Goodwill and other intangible assets	65,557
TOTAL ASSETS	$1,376,280
LIABILITIES:
Secured financings	$778,110
Accounts payable and other liabilities	31,279
TOTAL LIABILITIES	$809,389
TOTAL CONSIDERATION (Including $500.0 million to settle certain debt of Verdant and $30.8 million of Contingent Consideration)	$566,891
Amount paid to settle certain debt of Verdant, excluding $2.2 million of transaction costs included in the purchase price	(497,776)
Contingent Consideration	(30,810)
PURCHASE PRICE	$38,305
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
Verdant’s results are included in the Company’s consolidated results from September 30, 2025. Verdant net revenue included in the Company’s Consolidated Statement of Income was $97.5 million for the fiscal year ended June 30, 2026. Verdant had net income of $4.1 million for the fiscal year ended June 30, 2026 (using the Company’s effective income tax rate for the period).
The following table shows the Company and Verdant pro forma combined net interest income, non-interest income and net income. The pro forma financial information presented in the table below was computed by combining the historical financial information of the Company and Verdant along with the effects of the acquisition method of accounting for business combinations as though the Company acquired Verdant on July 1, 2024. Also included in the pro forma financial information are certain adjustments, including $1.3 million of acquisition-related costs, as well as adjustments related to amortization expense of the intangible assets acquired in the Verdant acquisition and the elimination of the amortization expense of Verdant’s intangible assets prior to its acquisition by the Company. The pro forma information does not reflect the potential benefits of cost and funding synergies, specifically the elimination of Verdant’s elevated financing costs, opportunities to earn additional revenues or other factors and therefore does not represent what the actual net revenues and net income would have been had the Company actually acquired Verdant as of this date.

	Pro Forma For the Fiscal Year Ended June 30,
(Dollars in thousands)	2026	2025
Net interest income	1,253,333	1,146,651
Non-interest income	236,583	140,076
Net income	482,453	414,030
Commercial Office Complex Purchase. On January 23, 2026, the Company purchased a multi-building commercial office complex and associated amenities located in San Diego, California for approximately $125 million, which Axos Bank intends to occupy as its headquarters in the future. The transaction was accounted for as an asset acquisition and the assets and liabilities acquired are included in the Company’s Consolidated Balance Sheet as of June 30, 2026.
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
The following valuation approaches were utilized to estimate the acquisition-date fair value for the intangible assets acquired:

•Real estate lease-related intangible assets: Fair value was estimated with a cost approach using a cost-avoidance methodology and an income approach which discounts the differential between expected future contractual in-place lease cash flows compared to the estimated future lease cash flows at current market lease rates.
Deposit Purchase Agreements. On April 22, 2026, the Bank entered into a purchase and assumption agreement with Capital One, National Association to acquire individual retirement accounts (“IRAs”) with an aggregate balance of approximately $3.2 billion deposited into associated savings and certificate of deposit accounts. Under the agreement, the Bank will receive cash for the aggregate deposit balance of the acquired IRAs, less a negotiated premium. The deposit acquisition was approved by the OCC on June 8, 2026, and is expected to close in calendar year 2026.
On May 2, 2026, the Bank completed its previously announced acquisition of all of the United States consumer deposits of Jenius Bank, a digital banking business of SMBC, pursuant to the terms of the Purchase and Assumption Agreement, dated February 12, 2026. The Bank acquired approximately $2.3 billion of deposits from Jenius Bank and received cash, less a negotiated premium.
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
Securities—trading and available-for-sale. Trading and available-for-sale securities are recorded at fair value. Available-for-sale securities primarily consist of United States Treasury securities; mortgage-backed securities (“MBS”) issued by U.S. government-backed, including Ginnie Mae, or government-sponsored enterprises including Fannie Mae and Freddie Mac (“agency”); and non-agency MBS. Fair value for United States Treasury and agency securities is generally based on quoted market prices of similar securities used to form a dealer quote or a pricing matrix. These securities are classified in Level 2. There continues to be significant illiquidity in the market for certain MBS issued by non-agencies, including those held by the Company, which impacts the availability and reliability of transparent pricing. As orderly quoted market prices are not available, the Level 3 fair values for these securities are determined by the Company utilizing industry-standard tools to calculate the net present value of the expected cash flows available to the securities from the underlying mortgage assets.
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
Other Assets — Loans Held For Investment at Fair Value. The fair value of Other assets—loans held for investment at fair value is determined by discounting the projected available cash flows of the underlying business. Other assets—loans held for investment at fair value are classified as Level 3.

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
Contingent Consideration. The fair value of the Contingent Consideration liability is determined using a Nelson-Siegel stochastic simulation, which models various scenarios based on business forecasts, including monthly asset growth of the Verdant business and other inputs in accordance with the terms of the agreement. The resulting simulated cash flows are then discounted to present value and averaged to determine fair value. The Contingent Consideration liability is classified as Level 3.

FAIR VALUE - RECURRING BASIS
The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	June 30, 2026
(Dollars in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Trading securities	$661	$—	$661
Available-for-sale securities:
United States Treasury securities	732,422	—	732,422
Agency MBS[1]	66,972	—	66,972
Non-Agency MBS[2]	—	4,273	4,273
Total—Available-for-sale securities:	$799,394	$4,273	$803,667
Loans held for sale	$14,937	$—	$14,937
Servicing rights	$—	$25,653	$25,653
Other assets—Derivative instruments[3]	$16,941	$—	$16,941
Other assets—Loans held for investment at fair value	$—	$10,000	$10,000
LIABILITIES:
Accounts payable and other liabilities—Derivative instruments	$52,509	$—	$52,509
Accounts payable and other liabilities—Contingent Consideration	$—	$30,810	$30,810

	June 30, 2025
(Dollars in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Trading securities	$649	$—	$649
Available-for-sale securities:
Agency MBS[1]	46,757	—	46,757
Non-Agency MBS[2]	—	15,569	15,569
Municipal	3,682	—	3,682
Total—Available-for-sale securities:	$50,439	$15,569	$66,008
Loans held for sale	$10,012	$—	$10,012
Servicing rights	$—	$27,218	$27,218
Other assets—Derivative instruments[3]	$17,734	$—	$17,734
LIABILITIES:
Accounts payable and other liabilities—Derivative instruments	$68,498	$—	$68,498
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
3 Other assets - Derivative instruments are presented net of $52.3 million and $55.4 million of variation margin on centrally-cleared derivatives as of June 30, 2026 and June 30, 2025, respectively.

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fiscal Year Ended June 30, 2026
(Dollars in thousands)	Available-for-Sale Securities: Non-Agency MBS	Servicing Rights[1]	Other assets—Loans held for investment at fair value	Accounts payable and other liabilities— Contingent Consideration	Total
Opening balance	$15,569	$27,218	$—	$—	$42,787
Total gains or losses for the period:
Included in earnings—Mortgage banking and servicing rights income	—	(3,056)	—	—	(3,056)
Included in earnings—General and administrative expense[2]	—	—	1,845	—	1,845
Included in other comprehensive income	(232)	—	—	—	(232)
Purchases, retentions, issues, sales and settlements:
Purchases/Retentions/Sales	—	1,491	6,802	30,810	39,103
Issuances			1,353		1,353
Settlements	(11,064)	—	—	—	(11,064)
Closing balance	$4,273	$25,653	$10,000	$30,810	$70,736

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(3,056)	$1,845	$—	$(1,211)
1 Earnings from servicing rights were attributable to: time and payoffs, representing a decrease in servicing rights value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period of $1.4 million for the fiscal year ended June 30, 2026 and a decrease in servicing rights value resulting from market-driven changes in interest rates of $1.7 million for the fiscal year ended June 30, 2026. Additions to servicing rights were related to purchases and servicing rights retained upon sale of loans held for sale.
2 The amount included in earnings is not considered attributable to instrument-specific credit risk.

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
1 Earnings from servicing rights were attributable to: time and payoffs, representing a decrease in servicing rights value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period of $1.4 million for the fiscal year ended June 30, 2025 and an increase in servicing rights value resulting from market-driven changes in interest rates of $1.3 million for the fiscal year ended June 30, 2025. Additions to servicing rights were retained upon sale of loans held for sale.

The table below summarizes the quantitative information about Level 3 fair value measurements:

	June 30, 2026
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Available-for-sale securities – Non-Agency MBS	$4,273	Discounted cash flow	Projected constant prepayment rate, Projected constant default rate, Projected loss severity, Discount rate over SOFR swaps, Credit enhancement	2.5 to 15.7% (4.0%) 1.5 to 1.9% (1.5%) 40.0 to 68.9% (61.0%) 2.5 to 4.7% (3.2%) 0.0 to 78.2% (13.2%)
Servicing rights	$25,653	Discounted cash flow	Projected constant prepayment rate, Life (in years), Discount rate	4.1 to 30.7% (10.2%) 2.7 to 14.2% (8.6%) 9.5 to 11.2% (9.8%)
Other assets—Loans held for investment at fair value	$10,000	Discounted cash flow	Discount rate Terminal growth rate EBITDA multiple	28% to 28% (28%) 3% to 3% (3%) 1.0 times to 1.0 times (1.0 times)
Accounts payable and other liabilities—Contingent Consideration	$30,810	Nelson-Siegel stochastic model	Monthly asset growth, Credit spread	-7.4 to 14.5% (3.6%) 2.9 to 2.9% (2.9%)

	June 30, 2025
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Available-for-sale securities – Non-Agency MBS	$15,569	Discounted cash flow	Projected constant prepayment rate, Projected constant default rate, Projected loss severity, Discount rate over SOFR, Credit enhancement	2.5 to 30.0% (22.4%) 1.5 to 11.9% (8.7%) 35.0 to 68.9% (43.4%) 2.5 to 4.1% (2.7%) 0.0 to 99.0% (39.2%)
Servicing rights	$27,218	Discounted cash flow	Projected constant prepayment rate, Life (in years), Discount rate	5.2 to 26.6% (9.7%) 2.5 to 12.8 (9.3) 9.5 to 11.2% (9.8%)
1 The weighted average for Securities - Non-agency MBS is based on the relative fair value of the securities and for Servicing Rights is based on the relative unpaid principal of the loans being serviced and for Accounts payable and other liabilities—Contingent Consideration is based on annual projected consideration.
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
For loans held for investment at fair value, a significant increase (decrease) to the growth rate and EBITDA multiple in isolation would result in significantly higher (lower) fair value measurement, and a significant increase (decrease) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement.
For the Contingent Consideration, a significant increase (decrease) in the asset growth in isolation would result in a significantly higher (lower) fair value measurement, and a significant increase (decrease) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement.
The aggregate fair value of loans held for sale, carried at fair value, the contractual balance (including accrued interest) and the unrealized gain were:

	At June 30,
(Dollars in thousands)	2026	2025
Aggregate fair value	$14,937	$10,012
Unpaid principal balance	14,476	9,870

The total interest income and amount of gains and losses from changes in fair value included in earnings for loans held for sale, carried at fair value, were:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2026	2025	2024
Interest income	$789	$999	$769
Change in fair value	425	(366)	122
Total	$1,214	$633	$891
As of June 30, 2026, the Company measured certain loans held for investment at fair value. The aggregate fair value of loans held for investment carried at fair value, was $10.0 million and the related unpaid principal balance was $133.4 million. As of June 30, 2026, the loans held for investment at fair value are more than 90 days past due and on nonaccrual status. The Company did not recognize any interest income on loans held for investment at fair value during the fiscal years ended June 30, 2026, 2025 and 2024.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Carrying amounts and estimated fair values of financial instruments at June 30, 2026 and June 30, 2025 were:

	June 30, 2026
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	$1,307,802	$1,307,802	$—	$—	$1,307,802
Trading securities	661	—	661	—	661
Available-for-sale securities	803,667	—	799,394	4,273	803,667
Stock of regulatory agencies	36,166	—	36,166	—	36,166
Loans held for sale, at fair value	14,937	—	14,937	—	14,937
Loans held for sale, at lower of cost or fair value	5,129	—	—	5,303	5,303
Loans held for investment—net	25,595,403	—	—	25,789,184	25,789,184
Securities borrowed	163,462	—	—	161,870	161,870
Customer, broker-dealer and clearing receivables	347,944	—	—	345,800	345,800
Servicing rights	25,653	—	—	25,653	25,653
Other assets - derivative instruments[1]	16,941	—	16,941	—	16,941
Other assets - loans held for investment at fair value	10,000	—	—	10,000	10,000
Financial liabilities:
Total deposits	24,565,392	—	24,427,010	—	24,427,010
Advances from the Federal Home Loan Bank	154,000	—	150,677	—	150,677
Secured financings	576,680	—	568,019	—	568,019
Borrowings, subordinated notes and debentures	342,915	—	343,891	—	343,891
Securities loaned	194,729	—	—	193,717	193,717
Customer, broker-dealer and clearing payables	365,792	—	—	365,792	365,792
Accounts payable and other liabilities - derivative instruments	52,509	—	52,509	—	52,509
Accounts payable and other liabilities - Contingent Consideration	30,810	—	—	30,810	30,810

	June 30, 2025
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	$2,176,354	$2,176,354	$—	$—	$2,176,354
Trading securities	649	—	649	—	649
Available-for-sale securities	66,008	—	50,439	15,569	66,008
Stock of regulatory agencies	35,163	—	35,163	—	35,163
Loans held for sale, at fair value	10,012	—	10,012	—	10,012
Loans held for investment—net	21,049,610	—	—	21,288,921	21,288,921
Securities borrowed	139,396	—	—	138,103	138,103
Customer, broker-dealer and clearing receivables	252,720	—	—	251,126	251,126
Servicing rights	27,218	—	—	27,218	27,218
Other assets - derivative instruments[1]	17,734	—	17,734	—	17,734
Financial liabilities:
Total deposits	20,829,543	—	20,642,953	—	20,642,953
Advances from the Federal Home Loan Bank	60,000	—	56,934	—	56,934
Borrowings, subordinated notes and debentures	312,671	—	285,282	—	285,282
Securities loaned	139,426	—	—	138,698	138,698
Customer, broker-dealer and clearing payables	350,606	—	—	350,606	350,606
Accounts payable and other liabilities - derivative instruments	68,498	—	68,498	—	68,498
1 Other assets - Derivative instruments are presented net of $52.3 million and $55.4 million of variation margin on centrally-cleared derivatives as of June 30, 2026 and June 30, 2025, respectively.

The methods and assumptions, not previously presented, used to estimate fair value are described as follows: The carrying amount represents the estimated fair value for cash, cash equivalents and restricted cash, stock of regulatory agencies, interest-bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans, deposits, borrowings or subordinated debt and for variable rate loans, deposits, borrowings, secured financings, or subordinated debt with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. A discussion of the methods of valuing trading securities, available-for-sale securities, loans held for sale and derivatives can be found earlier in this footnote. The fair value of off-balance sheet items is not considered material.
4.    AVAILABLE-FOR-SALE SECURITIES
The amortized cost and fair value of available-for-sale securities were:

	June 30, 2026
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
United States Treasury securities	$732,118	$304	$—	$732,422
Mortgage-backed securities (MBS):
Agency[1]	$68,344	$215	$(1,587)	$66,972
Non-agency[2]	3,330	974	(31)	4,273
Total mortgage-backed securities	71,674	1,189	(1,618)	71,245
Total available-for-sale securities	$803,792	$1,493	$(1,618)	$803,667

	June 30, 2025
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities (MBS):
Agency[1]	$48,229	$327	$(1,799)	$46,757
Non-agency[2]	14,395	1,232	(58)	15,569
Total mortgage-backed securities	62,624	1,559	(1,857)	62,326
Municipal	3,682	—	—	3,682
Total available-for-sale securities	$66,306	$1,559	$(1,857)	$66,008
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

The Company evaluates available-for-sale securities in an unrealized loss position based on an analysis of a number of factors, including, but not limited to: (1) the credit characteristics of the securities, such as the forecasted cash flows, credit ratings, credit enhancement, and government agency or government sponsored enterprise backing, as applicable, and (2) whether the Company intends to sell or will be required to sell any of the securities before recovering the amortized cost basis. Based on its analysis, the Company determined the unrealized losses on available-for-sale securities are primarily driven by the increase in interest rates since the securities were purchased and, accordingly, no credit losses were recognized on available-for-sale securities for the fiscal years ended June 30, 2026, 2025 and 2024 and there was no amount in the allowance for credit losses for available-for-sale securities at June 30, 2026 and June 30, 2025.
The face amounts of available-for-sale securities pledged to secure borrowings at June 30, 2026 and June 30, 2025 were $750.6 million and $0.6 million, respectively.

During the fiscal years ended June 30, 2026 and 2025, there were no sales of securities.

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were:

	June 30, 2026
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
United States Treasury securities	$—	$—	$—	$—	$—	$—
MBS:
Agency	$12,504	$(86)	$14,722	$(1,501)	$27,226	$(1,587)
Non-agency	9	—	2,134	(31)	2,143	(31)
Total MBS	12,513	(86)	16,856	(1,532)	29,369	(1,618)
Total available-for-sale securities	$12,513	$(86)	$16,856	$(1,532)	$29,369	$(1,618)

	June 30, 2025
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
Agency	$108	$—	$16,212	$(1,799)	$16,320	$(1,799)
Non-agency	2,138	(43)	10,695	(15)	12,833	(58)
Total MBS	2,246	(43)	26,907	(1,814)	29,153	(1,857)
Municipal	—	—	—	—	—	—
Total available-for-sale securities	$2,246	$(43)	$26,907	$(1,814)	$29,153	$(1,857)
The following table sets forth the expected maturity distribution of our mortgage-backed securities, which is based on assumed prepayment rates, and the maturity distribution of our non-MBS, which is based on the contractual maturity:

	As of June 30, 2026
(Dollars in thousands)	Total Amount	Due Within One Year	Due after One but within Five Years	Due after Five but within Ten Years	Due After Ten Years
United States Treasury securities	$732,118	$—	$489,910	$242,208	$—
MBS:
Agency	$68,344	$17,819	$41,217	$7,833	$1,475
Non-Agency	3,330	453	1,416	1,074	387
Total MBS	$71,674	$18,272	$42,633	$8,907	$1,862
Available-for-sale—Amortized cost	$803,792	$18,272	$532,543	$251,115	$1,862
Available-for-sale—Fair value	$803,667	$18,059	$532,187	$251,243	$2,178

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
The following table sets forth the composition of the loan portfolio:

(Dollars in thousands)	June 30, 2026	June 30, 2025
Single Family - Mortgage & Warehouse	$4,581,772	$4,395,278
Multifamily and Commercial Mortgage	2,484,290	2,940,739
Commercial Real Estate	8,867,851	6,937,187
Commercial & Industrial - Non-RE	9,495,647	6,795,497
Auto & Consumer	666,477	482,996
Total gross loans	26,096,037	21,551,697
Allowance for credit losses - loans	(347,375)	(290,049)
Unaccreted premiums (discounts) and loan fees	(153,259)	(212,038)
Total net loans	$25,595,403	$21,049,610
Accrued interest receivable on loans held for investment totaled $135.6 million and $109.6 million as of June 30, 2026 and 2025, respectively.
At June 30, 2026 and 2025, the Company pledged certain loans totaling $3,761.6 million and $4,284.7 million, respectively, to the FHLB and $11,115.1 million and $8,227.7 million, respectively, to the Federal Reserve Bank of San Francisco (“FRBSF”).
The following table presents the components of the provision for credit losses:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2026	2025	2024
Provision for credit losses - loans	$92,719	$55,077	$32,750
Provision for credit losses - unfunded lending commitments	8,386	668	(250)
Total provision for credit losses	$101,105	$55,745	$32,500
The following tables summarize activity in the allowance for credit losses - loans by portfolio segment:

	June 30, 2026
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Balance at July 1, 2025	$12,111	$26,240	$113,804	$121,639	$16,255	$290,049
Allowance for credit losses at acquisition of PCD loans	—	—	—	7,946	—	7,946
Provision (benefit) for credit losses - loans	(4,809)	(75)	7,752	80,310	9,541	92,719
Charge-offs	(504)	(5,325)	(4)	(34,604)	(8,716)	(49,153)
Recoveries	558	264	—	1,793	3,199	5,814
Balance at June 30, 2026	$7,356	$21,104	$121,552	$177,084	$20,279	$347,375

	June 30, 2025
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Balance at July 1, 2024	$16,943	$70,771	$87,780	$76,032	$9,016	$260,542
Provision (benefit) for credit losses - loans	(1,858)	(36,655)	25,934	54,432	13,224	55,077
Charge-offs	(3,036)	(8,565)	(165)	(8,825)	(9,715)	(30,306)
Recoveries	62	689	255	—	3,730	4,736
Balance at June 30, 2025	$12,111	$26,240	$113,804	$121,639	$16,255	$290,049

	June 30, 2024
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Balance at July 1, 2023	$17,503	$16,848	$72,755	$46,347	$13,227	$166,680
Allowance for credit losses at acquisition of PCD loans	—	58,997	11,125	—	—	70,122
Provision (benefit) for credit losses - loans	(489)	(4,434)	3,900	29,769	4,004	32,750
Charge-offs	(172)	(640)	—	(84)	(11,013)	(11,909)
Recoveries	101	—	—	—	2,798	2,899
Balance at June 30, 2024	$16,943	$70,771	$87,780	$76,032	$9,016	$260,542

The allowance for credit losses increased from June 30, 2025 to June 30, 2026, primarily due to the provision for credit losses, partially offset by net charge-offs. The provision for credit losses was primarily driven by loan growth and an increase in specific reserves on individually assessed loans, partially offset by an improved macroeconomic outlook reflected in the forecast scenarios used in the allowance for credit losses model. For year ended June 30, 2026, the increase in the allowance for credit losses was also due to the Verdant acquisition, which included the acquisition of PCD assets and resulted in a post-acquisition provision for credit losses on the loans and leases acquired.
Loan products within each portfolio contain varying collateral types which impact the estimate of the loss given default utilized in the calculation of the allowance. For further discussion of the model method of estimating expected lifetime credit losses see Note 1—“Organizations and Summary of Significant Accounting Policies.”
The following tables present a summary of the activity in the unfunded loan commitment liabilities for the periods indicated:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2026	2025	2024
BALANCE—beginning of year	$10,891	$10,223	$10,473
Provision (Benefit)	8,386	668	(250)
BALANCE—end of year	$19,277	$10,891	$10,223
The following table presents LTVs for the Company’s real estate loans outstanding as of June 30, 2026:

	Total Real Estate Loans	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate
Weighted-Average LTV	50%	55%	51%	47%
Median LTV	50%	53%	42%	46%

Credit Quality Disclosure. The following tables provide the composition of loans that are performing and nonaccrual by portfolio segment:

	June 30, 2026
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Performing	$4,523,065	$2,479,258	$8,853,128	$9,418,504	$664,952	$25,938,907
Nonaccrual	58,707	5,032	14,723	77,143	1,525	157,130
Total	$4,581,772	$2,484,290	$8,867,851	$9,495,647	$666,477	$26,096,037
Nonaccrual loans to total loans						0.60%

	June 30, 2025
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Performing	$4,351,082	$2,907,702	$6,907,964	$6,733,693	$480,870	$21,381,311
Nonaccrual	44,196	33,037	29,223	61,804	$2,126	170,386
Total	$4,395,278	$2,940,739	$6,937,187	$6,795,497	$482,996	$21,551,697
Nonaccrual loans to total loans						0.79%
There were no nonaccrual loans without an allowance for credit losses as of June 30, 2026 and 2025. There was no interest income recognized on nonaccrual loans in the fiscal year ended June 30, 2026 and 2025.
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

The following tables present the composition of loans by portfolio segment, fiscal year of origination and credit quality indicator, and the amount of gross charge-offs:

	June 30, 2026
	Loans Held for Investment by Fiscal Year of Origination						Revolving Loans	Total
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior
Single Family-Mortgage & Warehouse
Pass	$968,427	$419,519	$164,739	$360,370	$912,712	$834,773	$791,650	$4,452,190
Special Mention	—	2,130	—	2,475	19,317	27,748	1,132	52,802
Substandard	—	18,331	1,015	539	19,797	37,098	—	76,780
Doubtful	—	—	—	—	—	—	—	—
Total	968,427	439,980	165,754	363,384	951,826	899,619	792,782	4,581,772
Gross charge-offs	—	—	65	—	48	391	—	504
Multifamily and Commercial Mortgage
Pass	219,953	74,875	17,667	514,228	728,167	890,900		2,445,790
Special Mention	3,708	—	—	2,201	9,033	—	—	14,942
Substandard	—	—	—	2,256	18,428	2,874	—	23,558
Doubtful	—	—	—	—	—	—	—	—
Total	223,661	74,875	17,667	518,685	755,628	893,774	—	2,484,290
Gross charge-offs	—	—	—	423	—	4,902	—	5,325
Commercial Real Estate
Pass	3,236,196	2,751,766	906,348	610,616	11,170	28,958	1,261,496	8,806,550
Special Mention	—	—	—	—	27,128	—	—	27,128
Substandard	3,660	—	—	1,185	—	14,723	14,605	34,173
Doubtful	—	—	—	—	—	—	—	—
Total	3,239,856	2,751,766	906,348	611,801	38,298	43,681	1,276,101	8,867,851
Gross charge-offs	—	—	—	—	—	4	—	4
Commercial & Industrial - Non-RE
Pass	2,614,903	1,171,686	804,879	190,672	139,711	48,857	4,171,779	9,142,487
Special Mention	11,324	22,611	27,564	2,273	614	14,106	8,616	87,108
Substandard	9,044	12,485	134,367	12,537	74,218	756	22,051	265,458
Doubtful	532	—	—	—	—	62	—	594
Total	2,635,803	1,206,782	966,810	205,482	214,543	63,781	4,202,446	9,495,647
Gross charge-offs	1,680	3,346	2,997	796	24,795	990	—	34,604
Auto & Consumer
Pass	360,417	154,924	32,374	42,577	59,571	14,465	—	664,328
Special Mention	110	170	18	78	199	20	—	595
Substandard	538	406	27	98	349	136	—	1,554
Doubtful	—	—	—	—	—	—	—	—
Total	361,065	155,500	32,419	42,753	60,119	14,621	—	666,477
Gross charge-offs	1,096	3,200	421	1,600	1,342	1,057	—	8,716
Total
Pass	7,399,896	4,572,770	1,926,007	1,718,463	1,851,331	1,817,953	6,224,925	25,511,345
Special Mention	15,142	24,911	27,582	7,027	56,291	41,874	9,748	182,575
Substandard	13,242	31,222	135,409	16,615	112,792	55,587	36,656	401,523
Doubtful	532	—	—	—	—	62	—	594
Total	$7,428,812	$4,628,903	$2,088,998	$1,742,105	$2,020,414	$1,915,476	$6,271,329	$26,096,037
As a % of total gross loans	28.5%	17.8%	8.0%	6.7%	7.7%	7.3%	24.0%	100.0%
Total gross charge-offs	$2,776	$6,546	$3,483	$2,819	$26,185	$7,344	$—	$49,153

	June 30, 2025
	Loans Held for Investment by Fiscal Year of Origination						Revolving Loans	Total
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior
Single Family-Mortgage & Warehouse
Pass	$750,357	$269,165	$451,330	$1,067,144	$434,352	$715,620	$599,406	$4,287,374
Special Mention	2,129	1,080	5,362	3,140	5,254	26,604	9,967	53,536
Substandard	—	—	—	7,255	6,720	40,393	—	54,368
Doubtful	—	—	—	—	—	—	—	—
Total	752,486	270,245	456,692	1,077,539	446,326	782,617	609,373	4,395,278
Year-to-date gross charge-offs	—	340	—	400	—	2,296	—	3,036
Multifamily and Commercial Mortgage
Pass	75,755	22,435	632,120	859,189	422,683	842,787	1,450	2,856,419
Special Mention	—	—	3,400	—	7,255	18,272	—	28,927
Substandard	—	—	8,530	13,199	—	33,664	—	55,393
Doubtful	—	—	—	—	—	—	—	—
Total	75,755	22,435	644,050	872,388	429,938	894,723	1,450	2,940,739
Year-to-date gross charge-offs	—	375	86	5	—	8,099	—	8,565
Commercial Real Estate
Pass	3,135,530	1,342,372	679,875	575,642	152,581	47,214	960,145	6,893,359
Special Mention	—	—	—	—	—	—		—
Substandard	—	—	—	9,500	5,000	14,723	14,605	43,828
Doubtful	—	—	—	—	—	—	—	—
Total	3,135,530	1,342,372	679,875	585,142	157,581	61,937	974,750	6,937,187
Year-to-date gross charge-offs	—	—	—	165	—	—	—	165
Commercial & Industrial - Non-RE
Pass	1,231,118	809,347	310,043	120,385	38,397	28,311	3,928,415	6,466,016
Special Mention	—	45,120	—	—	93	—	10,023	55,236
Substandard	3,747	10,719	9,244	135,778	2,486	2,989	99,282	264,245
Doubtful	—	—	—	10,000	—	—	—	10,000
Total	1,234,865	865,186	319,287	266,163	40,976	31,300	4,037,720	6,795,497
Year-to-date gross charge-offs	—	—	883	—	5,942	—	2,000	8,825
Auto & Consumer
Pass	213,318	47,587	75,120	109,228	23,084	11,448	—	479,785
Special Mention	295	52	186	270	60	10	—	873
Substandard	154	48	365	807	549	415	—	2,338
Doubtful	—	—	—	—	—	—	—	—
Total	213,767	47,687	75,671	110,305	23,693	11,873	—	482,996
Year-to-date gross charge-offs	589	813	2,363	3,340	797	1,813	—	9,715
Total
Pass	5,406,078	2,490,906	2,148,488	2,731,588	1,071,097	1,645,380	5,489,416	20,982,953
Special Mention	2,424	46,252	8,948	3,410	12,662	44,886	19,990	138,572
Substandard	3,901	10,767	18,139	166,539	14,755	92,184	113,887	420,172
Doubtful	—	—	—	10,000	—	—	—	10,000
Total	$5,412,403	$2,547,925	$2,175,575	$2,911,537	$1,098,514	$1,782,450	$5,623,293	$21,551,697
As a % of total gross loans	25.1%	11.9%	10.1%	13.5%	5.1%	8.3%	26.1%	100.0%
Total year-to-date gross charge-offs	589	1,528	3,332	3,910	6,739	12,208	2,000	30,306

The following tables provide the aging of loans by portfolio segment:

	June 30, 2026
(Dollars in thousands)	Current	30-59 Days	60-89 Days	90+ Days	Total
Single Family-Mortgage & Warehouse	$4,517,180	$4,142	$2,755	$57,695	$4,581,772
Multifamily and Commercial Mortgage	2,476,985	3,407	—	3,898	2,484,290
Commercial Real Estate	8,853,128	—	—	14,723	8,867,851
Commercial & Industrial - Non-RE	9,347,305	30,302	35,723	82,317	9,495,647
Auto & Consumer	660,928	4,023	667	859	666,477
Total	$25,855,526	$41,874	$39,145	$159,492	$26,096,037
As a % of total gross loans	99.08%	0.16%	0.15%	0.61%	100.00%

	June 30, 2025
(Dollars in thousands)	Current	30-59 Days	60-89 Days	90+ Days	Total
Single Family-Mortgage & Warehouse	$4,322,681	$13,302	$16,395	$42,900	$4,395,278
Multifamily and Commercial Mortgage	2,870,972	36,649	549	32,569	2,940,739
Commercial Real Estate	6,900,904	—	7,060	29,223	6,937,187
Commercial & Industrial - Non-RE	6,783,440	—	—	12,057	6,795,497
Auto & Consumer	477,694	3,025	920	1,357	482,996
Total	$21,355,691	$52,976	$24,924	$118,106	$21,551,697
As a % of total gross loans	99.09%	0.25%	0.12%	0.55%	100.00%
Loans reaching 90+ days past due are generally placed on nonaccrual. As of June 30, 2026, there were no loans over 90 days past due and still accruing interest. As of June 30, 2025 no loans were over 90 days past due and still accruing interest.
Single family mortgage loans in process of foreclosure were $47.1 million and $30.4 million as of June 30, 2026 and 2025, respectively.
Credit Risk Concentration
Concentrations of credit risk arise when a number of borrowers are engaged in similar business activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.
Concentrations of 10% or more existed in the Single Family, Multifamily and CRE loan categories at June 30, 2026 and June 30, 2025.
At June 30, 2026, California accounted for 67.3% of loans in the Single Family loan category. California accounted for 46.8% and New York accounted for 38.6% of loans in the Multifamily loan category. New York accounted for 52.7% of loans in the CRE loan category.
At June 30, 2025, California accounted for 70.5% and New York accounted for 8.6% of loans in the Single Family loan category. California accounted for 48.5% and New York accounted for 37.1% of loans in the Multifamily loan category. New York accounted for 36.8%, Florida accounted for 19.5% and Texas accounted for 10.2% of loans in the CRE loan category.
Related Party Loans
In the ordinary course of business, the Company has granted related party loans collateralized by real property to certain executive officers, directors and their affiliates, which is summarized in the following table:

	At June 30,
(Dollars in thousands)	2026	2025
Outstanding loan balance	$28,272	$29,146
Direct Financing Leases and Sales-Type Leases. The Company acts as a lessor in certain direct financing leases and sales-type leases, which are included in Commercial & Industrial - Non-RE in the preceding tables. The following table presents the aggregate interest income earned under direct financing and sales-type leases for the periods presented. For additional information on these leases, see Note 1—“Organizations and Summary of Significant Accounting Policies.”

	For the fiscal year ended June 30,
(Dollars in thousands)	2026	2025	2024
Lease interest income	111,255	14,469	10,619
The following table presents the future undiscounted cash flows to be received over the next five fiscal years and the total thereafter and a reconciliation of direct financing and sales-type leases to the amount reflected in the in the Company’s Consolidated Balance Sheet.

At June 30,
(Dollars in thousands)	2026
Undiscounted cash flows to be received in fiscal year:
2027	$309,168
2028	233,249
2029	163,107
2030	92,056
2031	66,874
Thereafter	82,927
Total undiscounted cash flows to be received	$947,381
Unearned income	(134,011)
Estimated residual value and other	19,023
Total investment in direct financing and sales-type leases	$832,393

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

	June 30, 2026			June 30, 2025
		Fair Value			Fair Value
(Dollars in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate contracts	$750,000	$14,731	$—	$400,000	$1,950	$—
Derivatives not designated as hedging instruments
Interest rate contracts[1]	2,448,757	2,087	52,287	2,761,021	15,782	68,427
Foreign exchange contracts	131,812	123	222	9,570	2	71
Total derivatives	$3,330,569	$16,941	$52,509	$3,170,591	$17,734	$68,498
1 Derivative Assets are presented net of $52.3 million and $55.4 million of variation margin on centrally-cleared derivatives as of June 30, 2026 and June 30, 2025, respectively.
Derivatives designated as fair value hedging instruments
The following table presents pre-tax fair value gains/(losses) on derivative instruments used in fair value hedge accounting relationships and the change in fair value of the hedged item. For additional information on the Company’s designated fair value hedges, see Note 1 —“Organizations and Summary of Significant Accounting Policies.”

	For the Year Ended June 30,
(Dollars in thousands)	2026	2025	2024
Change in fair value of derivative instruments	$14,439	$—	$—
Change in fair value of hedged items	$(14,439)	$—	$—

The following table presents the carrying amount of available-for-sale securities in designated fair value hedge relationships and the cumulative amount of fair value hedge basis adjustments.

	As of June 30, 2026		As of June 30, 2025
(Dollars in thousands)	Amortized Cost	Cumulative Amount of Basis Adjustments[1]	Amortized Cost	Cumulative Amount of Basis Adjustments[1]
Available-for-sale securities—United States Treasury securities	$732,118	$(14,439)	$—	$—

1 The cumulative amount of basis adjustments relates to active fair value hedges.
Derivatives designated as cash flow hedging instruments
The following table presents pre-tax gains/(losses) on derivative instruments used in cash flow hedge accounting relationships.

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2026	2025	2024
Amounts recorded in OCI	$10,417	$5,448	$—
Amounts reclassified from AOCI to income	(5,662)	(3,749)	—
Total change in OCI for period	$4,755	$1,699	$—
The Company did not experience any forecasted transactions that failed to occur during the fiscal years ended June 30, 2026, 2025 or 2024. There are no amounts excluded from the assessment of hedge effectiveness.
As of June 30, 2026, the Company no longer has any active cash flow hedge relationships and expects that approximately $5.2 million of pre-tax net gains related to its terminated cash flow hedges recorded in AOCI will be recognized in income over the next 12 months, and an additional $1.3 million of pre-tax net gains thereafter. For the terminated cash flow hedges, the maximum length of time over which forecasted transactions will be recognized is approximately 1.3 years.
Derivatives not designated as hedging instruments
The following table presents the gains (losses) related to the Company’s derivative instrument activity recognized in the Consolidated Statements of Income:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2026	2025	2024
Interest rate contracts
Banking and service fees	$(2,190)	$(2,463)	$470
Mortgage banking and servicing rights income	$406	$(431)	$782
Foreign exchange contracts
Banking and service fees	$(30)	(92)	$—
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

The following tables present information about the offsetting of these instruments and related collateral amounts:

	June 30, 2026
(Dollars in thousands)	Gross Assets / Liabilities	Amounts Offset	Net Balance Sheet Amount	Financial Collateral	Cash Collateral	Net Assets / Liabilities
Assets:
Securities borrowed	$163,462	$—	$163,462	$163,462	$—	$—
Other Assets — Derivative Assets[1]	16,941	—	16,941	1,297	12,040	3,604
Liabilities:
Securities loaned	$194,729	$—	$194,729	$194,729	$—	$—
Accounts Payable and Other Liabilities — Derivative Liabilities	52,509	—	52,509	1,104	291	51,114

	June 30, 2025
(Dollars in thousands)	Gross Assets / Liabilities	Amounts Offset	Net Balance Sheet Amount	Financial Collateral	Cash Collateral	Net Assets / Liabilities
Assets:
Securities borrowed	$139,396	$—	$139,396	$139,396	$—	$—
Other Assets — Derivative Assets[1]	17,734	—	17,734	4,782	6,392	6,560
Liabilities:
Securities loaned	$139,426	$—	$139,426	$139,426	$—	$—
Accounts Payable and Other Liabilities — Derivative Liabilities	68,497	—	68,497	4,782	1,340	62,375
1 Gross amounts of Other Assets - Derivative Assets are presented net of $52.3 million and $55.4 million of variation margin on centrally-cleared derivatives as of June 30, 2026 and June 30, 2025, respectively.
The securities loaned transactions represent equities with an overnight and open maturity classification as of both periods presented.
8.    CUSTOMER, BROKER-DEALER AND CLEARING RECEIVABLES AND PAYABLES
Customer, broker-dealer and clearing receivables and payables consisted of the following:

	At June 30,
(Dollars in thousands)	2026	2025
Receivables:
Customers	$314,799	$234,875
Broker-dealer and clearing organizations:
Receivable from broker-dealers	22,089	14,089
Securities failed to deliver	11,056	3,756
Total customer, broker-dealer and clearing receivables	$347,944	$252,720

Payables:
Customers	$315,358	$329,974
Broker-dealer and clearing organizations:
Payable to broker-dealers	38,784	17,315
Securities failed to receive	11,650	3,317
Total customer, broker-dealer and clearing payables	$365,792	$350,606

9.    OTHER ASSETS
Other Assets in the Consolidated Balance Sheets primarily comprises bank-owned life insurance, accrued interest receivable, derivatives, net deferred income tax assets, furniture, equipment and software, right-of-use lease assets, LIHTC investments and other receivables. For additional information on accrued interest receivable, see Note 5 - “Loans & Allowance for Credit Losses,” for additional information on derivatives, see Note 6 - “Derivatives” and for additional information on net deferred income tax assets, see Note 15 - “Income Taxes.” Other components of Other Assets are further detailed below.
Bank-owned Life Insurance. The following table summarizes the activity in the Company’s bank-owned life insurance (“BOLI”). Income related to bank-owned life insurance is included in “Banking and service fees” in the Consolidated Statements of Income.

(Dollars in thousands)	BOLI
Balance as of June 30, 2023	$163,414
Change in contract value	5,360
Balance as of June 30, 2024	$168,774
Additions	$100,000
Change in contract value	9,405
Balance as of June 30, 2025	$278,179
Additions	—
Change in contract value	11,498
Balance as of June 30, 2026	$289,677
Furniture, equipment and software (not under operating lease agreements). A summary of the cost and accumulated depreciation for premises, leasehold improvements, furniture, equipment and software (not under operating lease agreements) is as follows:

	At June 30,
(Dollars in thousands)	2026	2025
Software	189,265	159,878
Computer hardware and equipment	98,757	59,995
Furniture and fixtures	13,003	11,923
Leasehold improvements	6,810	6,626
Total	$307,835	$238,422
Less accumulated depreciation	(163,039)	(133,341)
Furniture, equipment and software—net	$144,796	$105,081
Depreciation and amortization expense related to furniture, equipment and software (not under operating lease agreements) for the fiscal years ended June 30, 2026, 2025 and 2024 was $29.7 million, $21.6 million and $16.2 million, respectively.
Operating Leases-Lessee. The Company leases office space under operating lease agreements scheduled to expire at various dates. Operating lease expense for the fiscal years ended June 30, 2026, 2025 and 2024 was $12.8 million, $11.3 million, and $12.4 million, respectively.
Supplemental information related to the Company’s operating leases is as follows:

	At June 30,
(Dollars in thousands)	2026	2025
Right-of-use assets	$50,781	$53,415
Lease liabilities	$56,168	59,116
Weighted-average remaining lease term	3.83 years	4.73 years
Weighted-average discount rate	3.36%	3.20%

Supplemental cash flow information related to leases is as follows:

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities for operating leases—operating cash flows	$14,741	$13,318	$11,821
The following table represents maturities of lease liabilities:

(Dollars in thousands)	June 30, 2026
Within one year	$15,986
After one year and within two years	14,729
After two years and within three years	13,223
After three years and within four years	13,044
After four years within five years	2,168
After five years	1,012
Total lease payments	60,162
Less: amount representing interest	(3,994)
Total lease liability	$56,168
As of June 30, 2026, the Company was in compliance with all covenants contained in lease agreements.
Operating Leases—Lessor. The Company operates as a lessor under operating lease agreements either as a lessor of various types of equipment or as a lessor of commercial office space in the multi-building commercial office complex it owns. For additional information on the Company as a lessor under operating lease agreements, see Note 1—“Organizations and Summary of Significant Accounting Policies.”
A summary of the cost and accumulated depreciation and amortization for premises, building improvements and equipment (under operating lease agreements) is as follows:

	At June 30,
(Dollars in thousands)	2026	2025
Land (non-depreciable)	$29,813	$—
Building	73,036	—
Other	3,874	—
Equipment	236,090	—
Total	$342,813	$—
Less accumulated depreciation	(34,268)	—
Premises, building improvements and equipment—net	$308,545	$—
Depreciation expense related to premises, building improvements and equipment (under operating lease agreements) for the fiscal year ended June 30, 2026 was $38.6 million. There was no depreciation expense related to assets under operating lease agreements for the fiscal years ended June 30, 2025 and 2024.
The following table summarizes operating lease income recognized by the Company as lessor under operating lease arrangements for the periods presented. Operating lease income is included in “Banking and service fees” in the Consolidated Statements of Income.

	For the Fiscal Year Ended June 30,
(Dollars in thousands)	2026	2025	2024
Operating lease income	$56,722	—	—

The following table presents the future undiscounted cash flows to be received over the next five fiscal years and the total thereafter where the Company operates as a lessor under operating lease agreements.

At June 30,
(Dollars in thousands)	2026
Undiscounted cash flows to be received in fiscal year:
2027	$74,653
2028	61,975
2029	44,456
2030	26,266
2031	9,697
Thereafter	10,687
Total	$227,734
LIHTC Investments. The Company recognized the following income and tax benefits for its LIHTC investments.

	For the fiscal year ended June 30,
(Dollars in thousands)	2026	2025
Tax credits recognized	$7,833	$5,697
Other tax benefits recognized	3,758	1,385
Amortization	(8,986)	(5,998)
Net benefit (expense) included in income tax expense	2,605	1,084
Other income (loss) included in banking and service fees	29	19
Net benefit (expense) included in the Consolidated Statements of Income	$2,634	$1,103
The Company recognized the following investments on its balance sheets.

	For the fiscal year ended June 30,
(Dollars in thousands)	2026	2025
LIHTC investments	$100,889	$84,875
LIHTC unfunded commitments[1]	$53,208	$47,381
1LIHTC unfunded commitments are included in “Accounts Payable and Other Liabilities” on the Consolidated Balance Sheets.
For the fiscal years ended June 30, 2026 and 2025, there have been no significant modifications or events that resulted in the change in the nature of the LIHTC investments or any changes in the relationship with the underlying project.
For the fiscal years ended June 30, 2026 and 2025, there has been no impairment loss recognized from the forfeiture or ineligibility of income tax credits.

10.    GOODWILL AND INTANGIBLE ASSETS
The following table summarizes the activity in the Company’s goodwill balance as of the dates indicated:

(Dollars in thousands)	Total
Balance as of June 30, 2024	$97,673
Goodwill from acquisitions	—
Balance as of June 30, 2025	97,673
Goodwill from acquisitions	46,657
Balance as of June 30, 2026	$144,330
There was no goodwill impairment identified for the fiscal years ended June 30, 2026 and June 30, 2025.
The Company’s acquired intangible assets are summarized as follows as of the dates indicated:

	June 30, 2026			June 30, 2025
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Covenant not to compete	$1,387	$1,387	$—	$1,387	$1,369	$18
Customer relationships	50,810	25,373	25,437	50,810	21,913	28,897
Customer deposit intangible	57,636	14,928	42,708	13,545	11,657	1,888
Developed technologies	39,750	32,381	7,369	34,650	29,414	5,236
Real estate lease-related intangible assets	17,977	1,700	16,277	—	—	—
Vendor relationships	11,283	980	10,303	—	—	—
Trademark	518	—	518	518	—	518
Trade name	3,550	1,175	2,375	950	710	240
Workforce	206	206	—	206	174	32
Total intangible assets	$183,117	$78,130	$104,987	$102,066	$65,237	$36,829

The amortization of intangible assets that are subject to amortization was $12.9 million and $7.4 million for the fiscal years ended June 30, 2026 and 2025, respectively. Each intangible asset subject to amortization is amortized using the straight-line method over the estimated useful life of the asset. Trademark is an indefinite life intangible.
Estimated future amortization related to finite-lived intangible assets at June 30, 2026 is as follows:

(Dollars in thousands)	Amortization Expense
For the fiscal year ending June 30,
2027	$27,623
2028	23,694
2029	17,429
2030	13,054
2031	6,617

11.    DEPOSITS
The following table sets forth the composition of the deposit portfolio:

(Dollars in thousands)	June 30, 2026	June 30, 2025
Non-interest-bearing	$3,828,800	$3,040,696
Interest-bearing demand and savings	$20,202,452	$16,660,290
Time deposits	534,140	1,128,557
Total interest bearing	$20,736,592	$17,788,847
Total deposits[1]	$24,565,392	$20,829,543
1 Total deposits includes brokered deposits of $953.7 million and $1,801.1 million as of June 30, 2026 and 2025, respectively, which include brokered time deposits of $149.9 million and $700.0 million, as of as of June 30, 2026 and 2025, respectively.
Scheduled maturities of time deposits are as follows:

(Dollars in thousands)	June 30, 2026
Within 12 months	$465,729
13 to 24 months	63,006
25 to 36 months	1,542
37 to 48 months	2,358
49 to 60 months	1,505
Total	$534,140
12.    ADVANCES FROM THE FEDERAL HOME LOAN BANK
Maturities and weighted-average rates of fixed-rate advances from FHLB are as follows:

	At June 30,
	2026
(Dollars in thousands)	Amount	Weighted- Average Rate
Within one year	$94,000	4.08%
After one but within two years	—	—%
After two but within three years	—	—%
After three but within four years	60,000	2.07%
After four but within five years	—	—%
After five years	—	—%
Total	$154,000	3.30%
Advances from the FHLB were collateralized by the Company’s pledge of certain loans and available-for-sale securities to the FHLB, and by the Company’s investment in capital stock of the FHLB of San Francisco. Generally, each advance carries a prepayment penalty and is payable in full at its maturity date.
At June 30, 2026, the Company had $2,391.0 million available immediately and $6,336.1 million available with additional collateral for advances from the FHLB for terms up to ten years.
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

In addition, through its acquisition of Verdant, the Company acquired additional variable interests in certain securitization trusts. Following the acquisition, the Company performed an assessment and determined it continues to direct the activities that most significantly affect the acquired VIEs’ economic performance, and the Company has the obligation to absorb the majority of the losses or benefits of such acquired variable interests. As a result, the Company determined it is the primary beneficiary and continues to consolidate the VIEs as of June 30, 2026.

For these VIEs, including those acquired in the Verdant acquisition, the loans transferred to the VIEs are pledged as collateral to the related secured financings.
The following table provides a summary of the assets and liabilities of consolidated VIEs in the Company’s Consolidated Balance Sheets.

(Dollars in thousands)	As of June 30, 2026	As of June 30, 2025
Restricted cash	$30,306	$—
Loans—net of allowance for credit losses	1,347,670	1,276,101
Other assets	156,584	—
Secured financings	576,680	—
Accounts payable and other liabilities	25,929	—

As part of its securitization activities, Verdant issued a series of notes to provide additional financing to its business. The notes outstanding as of June 30, 2026 are included in “Secured financings” in the Company’s Consolidated Balance Sheet and are summarized in the below table:

Series	Classes	Interest Rate Range	Final Maturity Date / Range	Outstanding Principal at June 30, 2026 (Dollars in thousands)
2022-01	Class A, B, C, D	6.59% to 8.67%	February 2030	$8,494
2023-01	Class A-2, B, C, D	6.05% to 7.75%	January 2031	90,837
2024-01	Class A-2, B, C, D	5.68% to 7.23%	December 2031	162,041
2025-01	Class A-2, A-3, B, C, D	4.85% to 6.49%	March 2028 to May 2033	307,166
Total				$568,538
The following table presents the maturities of the Company’s secured financings:

(Dollars in thousands)	June 30, 2026
Within one year	$200,681
After one but within two years	161,408
After two but within three years	119,329
After three but within four years	64,732
After four but within five years	17,893
After five years	4,495
Total	$568,538
For additional information on the Verdant acquisition, see Note 2, “Acquisitions.”

14.    BORROWINGS, SUBORDINATED NOTES AND DEBENTURES
The following table sets forth the composition of the borrowings, subordinated notes and debentures as of the dates indicated:

(Dollars in thousands)	June 30, 2026	June 30, 2025
Borrowings from other banks	$—	$—
Subordinated loans	—	7,400
Subordinated notes	340,500	301,000
Junior subordinated debentures	5,155	5,155
Total borrowings, subordinated notes and debentures, gross of unamortized issuance costs	345,655	313,555
Less unamortized issuance costs	(2,740)	(884)
Total borrowings, subordinated notes and debentures, net of unamortized issuance costs	$342,915	$312,671
Maturities of borrowings, subordinated notes and debentures are as follows:

(Dollars in thousands)	June 30, 2026
Within one year	$—
After one but within two years	—
After two but within three years	—
After three but within four years	—
After four but within five years	—
After five years	345,655
Total	$345,655
Borrowings from other banks. Axos Clearing has a $150 million secured line of credit available for borrowing. As of June 30, 2026, there was no amount outstanding, and as of June 30, 2025 there was no amount outstanding. This credit facility bears interest at rates based on the Federal Funds rate and is due upon demand.
Axos Clearing has a $95 million unsecured line of credit available for limited purpose borrowing. As of June 30, 2026, there was no amount outstanding on this credit facility, and as of June 30, 2025 there was no amount outstanding. This credit facility bears interest at rates based on the Federal Funds rate and is due upon demand. In July 2026, this line of credit was terminated by Axos Clearing.
Subordinated Loans. The Company issued subordinated loans totaling $7.5 million on January 28, 2019, to the principal stockholders of Cor Securities Holdings, Inc. (“COR Securities”) in an equal principal amount, with a maturity of 15 months and a 6.25% interest rate, to serve as the sole source of payment of indemnification obligations of the principal stockholders of COR Securities under the applicable merger agreement. During the fiscal year ended June 30, 2019, $0.1 million of subordinated loans were repaid. The Company made an indemnification claim against the $7.4 million. Following such claim, the principal stockholders of COR Securities filed an action seeking a declaratory judgment that they were not obligated under the merger agreement to indemnify the Company, and on November 7, 2025, the declaratory judgment was entered. As a result of the declaratory judgment in favor of the principal stockholders of COR Securities, the Company accrued $7.0 million in “General and administrative expense” in the Consolidated Statements of Income for the three months ended December 31, 2025. On April 8, 2026, the Company made payments, including the $7.4 million of outstanding principal of the subordinated loans, to the principal stockholders of COR Securities in resolution of the declaratory judgment action.
Subordinated Notes. In September 2020, the Company completed the sale of $175 million aggregate principal amount of its 4.875% Fixed-to-Floating Rate Subordinated Notes due October 1, 2030 (the “2030 Notes”). On April 30, 2024, the Company paid $4.8 million to repurchase $5.0 million par value of its 2030 Notes resulting in a pre-tax gain of $0.2 million, after accounting for unamortized issuance costs and accrued interest. On September 27, 2024, the Company paid $9.2 million to repurchase $9.5 million par value of its 2030 Notes resulting in a pre-tax non-cash gain on extinguishment of $0.2 million, after accounting for unamortized issuance costs and accrued interest. The non-cash gains are recorded in “General and administrative expense” in the Consolidated Statements of Income. On October 1, 2025, the Company completed the redemption of the $160.5 million aggregate principal amount of 2030 Notes outstanding, which were set to begin their floating period on such date. The 2030 Notes were redeemed for cash by the Company at 100% of their principal amount, plus accrued and unpaid interest, in accordance with the terms of the indenture governing the 2030 Notes. Remaining unamortized deferred financing costs associated with such notes were expensed and included under “Interest expense - Other borrowings” in the Consolidated Statements of Income for the fiscal year ended June 30, 2026.
In February 2022, the Company completed the sale of $150 million aggregate principal amount of its 4.00% Fixed-to-Floating Rate Subordinated Notes (the “2032 Notes”). The 2032 Notes are obligations only of Axos Financial, Inc. The 2032 Notes mature on March 1, 2032 and accrue interest at a fixed rate per annum equal to 4.00%, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2022. From and including March 1, 2027, to, but excluding March 1, 2032 or the date of early redemption, the 2032 Notes will bear interest at a floating rate per annum equal to three-month term SOFR plus a spread of 227 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on June 1, 2027. The 2032 Notes may be redeemed on or after March 1, 2027, which date may be extended at the Company’s discretion, at a redemption price equal to principal plus accrued and unpaid interest, subject to certain conditions. Fees and costs incurred in connection with the debt offering amortize to interest expense over the term of the 2032 Notes. On March 6, 2024, the Company paid $4.2 million to repurchase $5.0 million par value of its 2032 Notes resulting in a pre-tax non-cash gain on extinguishment of $0.7 million, after accounting for unamortized issuance costs and accrued interest. On July 15, 2024, the Company paid $2.6 million to repurchase $3.0 million par value of its 2032 Notes resulting in a pre-tax non-cash gain on extinguishment of $0.4 million, after accounting for unamortized issuance costs and accrued interest. On June 5, 2025, the Company paid $1.4 million to repurchase $1.5 million par value of its 2032 Notes resulting in a pre-tax non-cash gain on extinguishment of $0.1 million, after accounting for unamortized issuance costs and accrued interest. The non-cash gains are recorded in “General and administrative expense” in the Consolidated Statements of Income.
On September 19, 2025, the Company completed the issuance of $200 million aggregate principal amount of the Company’s 7.00% Fixed-to-Floating Rate Subordinated Notes (the “2035 Notes”). The 2035 Notes are obligations only of Axos Financial, Inc. The 2035 Notes mature on October 1, 2035 and accrue interest at a fixed rate per annum equal to 7.00%, payable semi-annually in arrears on April 1 and October 1 of each year during the fixed period, commencing on October 1, 2025. From and including October 1, 2030, to, but excluding October 1, 2035 or the date of early redemption, the 2035 Notes will bear interest at a floating rate per annum equal to three-month term SOFR plus a spread of 379 basis points, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on January 1, 2031. The 2035 Notes may be redeemed on or after October 1, 2030, which date may be extended at the Company’s discretion, at a redemption price equal to principal plus accrued and unpaid interest, subject to certain conditions. Fees and costs incurred in connection with the debt offering amortize to “Interest expense - Other borrowings” in the Consolidated Statements of Income over the term of the 2035 Notes.
Junior Subordinated Debentures. On December 13, 2004, the Company entered into an agreement to form an unconsolidated trust which issued $5.0 million of trust preferred securities in a transaction that closed on December 16, 2004. The net proceeds from the offering were used to purchase $5.2 million of junior subordinated debentures (“Debentures”) of the Company with a stated maturity date of February 23, 2035. The Debentures are the sole assets of the trust. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indenture plus any accrued but unpaid interest through the redemption date. Interest accrues at the rate of three-month term SOFR plus a 2.4% margin and a 0.26% spread adjustment, for a rate of 6.30% as of June 30, 2026, with interest paid quarterly.
Other Available Borrowings. The Bank has the ability to borrow short-term from the FRBSF Discount Window. At June 30, 2026 and 2025, there were no amounts outstanding and the available borrowings from this source were $9,581.0 million and $7,046.5 million, respectively. The 2026 available borrowings were collateralized by certain loans. The Bank has additional unencumbered collateral that could be pledged to the FRBSF Discount Window to increase borrowing liquidity.
As of June 30, 2026, the Bank has federal funds lines of credit with five major banks totaling $250.0 million. The Bank had no outstanding balances on its lines of credit as of June 30, 2026 or June 30, 2025.
As of June 30, 2026, the Company and its subsidiaries were in compliance with all covenants associated with its outstanding borrowings and lines of credit.

15.    INCOME TAXES

The provision for income taxes is as follows:

	Fiscal Year Ended June 30,
(Dollars in thousands)	2026	2025	2024
Current:
Federal	$18,024	$130,062	$98,814
State	45,065	78,381	53,525
	63,089	208,443	152,339
Deferred:
Federal	99,192	(25,702)	17,501
State	(5,983)	(2,254)	15,633
	93,209	(27,956)	33,134
Total[1]	$156,298	$180,487	$185,473
1 There was no foreign income before income taxes or foreign income taxes for the fiscal years ended June 30, 2026, 2025 and 2024.
The differences between the statutory federal income tax rates and amounts and the effective tax rates are summarized as follows:

	Fiscal Year Ended June 30,
	2026		2025		2024
(Dollars in thousands)	Rate	Amount	Rate	Amount	Rate	Amount
Statutory federal tax	21.00%	$135,801	21.00%	$128,813	21.00%	$133,451
Increase (decrease) resulting from:
State and local income tax-net of federal benefit[1]	4.30%	27,794	8.90%	54,568	8.19%	52,050
Effect of cross-border tax laws	(0.01)%	(45)	(0.01)%	(48)	(0.02)%	(118)
Tax credits	(1.23)%	(7,964)	(0.46)%	(2,803)	(0.62)%	(3,930)
Nontaxable or nondeductible items	0.17%	1,118	0.06%	342	0.06%	409
Changes in unrecognized tax benefits	0.51%	3,325	1.29%	7,931	0.91%	5,776
Other adjustments	(0.57)%	(3,731)	(1.36)%	(8,316)	(0.33)%	(2,165)
Effective tax	24.17%	$156,298	29.42%	$180,487	29.19%	$185,473
1 State and local jurisdictions that make up the majority (greater than 50 percent) of the tax effect in this category include California, New York State, and New York City for 2026, 2025, and 2024.

The components of the net deferred tax asset are as follows:

	At June 30,
(Dollars in thousands)	2026	2025
Deferred tax assets:
Allowance for credit losses	$110,648	$91,922
Lease liability	15,896	16,650
Accrued compensation	2,051	3,306
Stock-based compensation expense	8,579	8,134
Litigation accrual	8,061	—
Nonaccrual loan interest income	4,777	8,419
Depreciation and amortization	—	5,090
Net operating loss carryforward	897	1,021
State taxes	—	5,967
Securities impaired	236	236
Other deferred tax assets	—	37
Total deferred tax assets	$151,145	$140,782
Valuation allowance	(74)	(70)
Deferred tax asset, net of valuation allowance	$151,071	$140,712

Deferred tax liabilities:
Basis difference in acquired loans	(26,789)	(43,773)
Operating lease right-of-use asset	(14,335)	(15,002)
Depreciation and amortization	(26,003)	—
State taxes	(909)	—
Other assets—prepaids	(5,097)	(2,532)
Lease basis difference	(91,709)	—
FHLB stock dividend	(737)	(738)
Unrealized net gains on securities	(1,539)	(160)
Other deferred tax liabilities	(17)	—
Total deferred tax liabilities	$(167,135)	$(62,205)
Net deferred tax asset (liability), net of valuation allowance[1]	$(16,064)	$78,507
1 Net deferred tax asset, net of valuation allowance, is included in “Other Assets” in the Consolidated Balance Sheets, and net deferred tax liability is included in "Accounts payable and other liabilities" in the Consolidated Balance Sheets.
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
The Company records a deferred tax asset for net operating losses when the benefit is more likely than not to be realized. As of June 30, 2026, the Company had a federal net operating loss carryforward of approximately $3.5 million, all of which is subject to an annual Section 382 limitation of $0.1 million. The federal net operating loss carryforward begins to expire in 2034.
The Company has state net operating loss carryforwards of $2.7 million. Of this amount, only $0.7 million is subject to an annual Section 382 limitation of $0.1 million. The state net operating loss carryforwards begin to expire in 2035.
The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. As of June 30, 2026, relating to a $1.4 million state net operating loss, the Company recognized a valuation allowance of $0.1 million. As of June 30, 2026 and 2025, the Company forecasts sufficient future consolidated earnings to realize its remaining deferred tax asset and has not provided for an additional allowance.

The reconciliation of the gross beginning and ending amount of unrecognized tax positions are as follows:

(Dollars in thousands)	2026	2025
Balance—beginning of period	$23,612	$14,089
Additions—current year tax positions	95,564	11,156
Additions—prior year tax positions	3,008	—
Reductions—prior year tax positions	(249)	(1,633)
Total liability for unrecognized tax positions—end of period	$121,935	$23,612
As of June 30, 2026 and 2025, unrecognized tax benefits totaled $97.4 million and $19.6 million, respectively, that, if recognized, would favorably impact the effective tax rate. The Company accounts for interest and penalties related to income tax liabilities as a component of income tax expense. During the fiscal years ended June 30, 2026 and 2025, the Company recognized an expense of $0.1 million and an expense of $0.1 million, respectively, in interest and penalties. The Company had approximately $0.7 million and $0.6 million for the payment of interest and penalties accrued at June 30, 2026, and 2025, respectively. The Company will occasionally file amended returns to capture additional tax refunds. Amended returns were filed to preserve claims for refund. Due to the uncertainty involved in this claim, management recognized a 100% reserve against it during the fiscal years ended June 30, 2025 and 2026.
The following table presents income taxes paid (net of refunds received) by jurisdiction:

	Fiscal Year Ended June 30,
(Dollars in thousands)	2026	2025	2024
Cash paid for federal income taxes	$50,000	$84,000	$126,000
Cash paid for California state income taxes	22,005	28,537	41,903
Cash paid for New York state income taxes	11,337	14,065	9,101
Cash paid for New York City income taxes	12,034	12,440	10,776
Cash paid for other income taxes[1]	10,077	14,629	12,711
Total cash paid for income taxes	$105,453	$153,671	$200,491
1 The amount of income taxes paid, net of refunds received, during the year does not meet the five percent disaggregation threshold, and the applicable amount is included in this line for disclosure purposes.
The Company is subject to federal income tax and income tax of state taxing authorities. The Company’s federal income tax returns for the fiscal years ended June 30, 2025, 2024 and 2023 and its state taxing authorities income tax returns for the fiscal years ended June 30, 2025, 2024, 2023 and 2022 are open to audit under the statutes of limitations by the Internal Revenue Service and state taxing authorities.
16.    STOCKHOLDERS’ EQUITY
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

The following table presents common stock repurchases:

	Fiscal Year Ended
	June 30,
(Dollars in thousands, except per share data)	2026	2025
Total repurchase	$21,980	$58,450
Number of shares repurchased	249,921	951,927
Average price paid per share	$87.95	$61.40
As of June 30, 2026, the Company has approximately $126.1 million remaining under the share repurchase authorizations.
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
Accumulated Other Comprehensive Income
AOCI includes the after-tax change in unrealized gains and losses on investment securities and cash flow hedging activities.

	For the fiscal year ended June 30, 2026
(Dollars in thousands)	Unrealized gain (loss) on available-for-sale securities	Cash flow hedges	Accumulated other comprehensive income
Balance at June 30, 2025	$(780)	$1,128	$348
Other comprehensive income/(loss)	131	3,435	3,566
Balance at June 30, 2026	$(649)	$4,563	$3,914

	For the fiscal year ended June 30, 2025
(Dollars in thousands)	Unrealized gain (loss) on available-for-sale securities	Cash flow hedges	Accumulated other comprehensive income
Balance at June 30, 2024	$(2,466)	$—	$(2,466)
Other comprehensive income/(loss)	1,686	1,128	2,814
Balance at June 30, 2025	$(780)	$1,128	$348

	For the fiscal year ended June 30, 2024
(Dollars in thousands)	Unrealized gain (loss) on available-for-sale securities	Cash flow hedges	Accumulated other comprehensive income
Balance at June 30, 2023	$(6,610)	$—	$(6,610)
Other comprehensive income/(loss)	4,144	—	4,144
Balance at June 30, 2024	$(2,466)	$—	$(2,466)

The following table presents the pre-tax and after-tax changes in the components of other comprehensive income.

	For the fiscal year ended June 30, 2026			For the fiscal year ended June 30, 2025			For the fiscal year ended June 30, 2024
(Dollars in thousands)	Pre- tax	Tax effect	After- tax	Pre -tax	Tax effect	After- tax	Pre- tax	Tax effect	After- tax
Unrealized gain/(loss) on investment securities:
Net unrealized gains/(losses) arising during the period	$173	$(42)	$131	$2,372	$(686)	$1,686	$5,931	$(1,787)	$4,144
Reclassification adjustment for realized (gains)/losses included in net income	—	—	—	—	—	—	—	—	—
Net change	$173	$(42)	$131	$2,372	$(686)	$1,686	$5,931	$(1,787)	$4,144
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	$10,417	$(2,890)	$7,527	$5,448	$(1,828)	$3,620	$—	$—	$—
Reclassification adjustment for realized (gains)/losses included in net income	(5,662)	1,570	(4,092)	(3,749)	1,257	(2,492)	—	—	—
Net change	4,755	(1,320)	3,435	1,699	(571)	1,128	—	—	—
Total other comprehensive income/(loss)	$4,928	$(1,362)	$3,566	$4,071	$(1,257)	$2,814	$5,931	$(1,787)	$4,144
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
2014 Plan. In November 2023, the Company’s Board of Directors and stockholders approved the 2014 Plan, as amended and restated. The number of shares authorized for issuance pursuant to awards under the 2014 Plan is 7,780,000, less RSU awards granted, plus any RSUs that become available upon the forfeiture, expiration, cancellation or settlement in cash awards outstanding under the 2014 Plan. At June 30, 2026, 2,020,041 shares of common stock remained available for issuance pursuant to grant awards under the 2014 Plan.
Effective July 1, 2017, the Company entered into a five-year employment agreement with its Chief Executive Officer (the “Agreement”) that authorizes an award of RSUs (the “RSU award”). The RSU award is an equity-based award and carries a service condition and a market condition that incorporates a measurement of the Company’s total stock return to stockholders in comparison to the total stock return of the ABA Nasdaq Community Bank Index. The accounting grant date of the RSU award is July 1, 2017 and expensing of the RSU award began on this date at the fair value measurement amount as determined by the Company’s valuation process. The Company utilized a Monte Carlo simulation to estimate the value of path-dependent options and determined the fair value using an expected return based on the 5-year US Treasury constant maturity rate, an equity volatility based on 6-month and 1-year historical daily trading history, market capitalization, and stock price for the RSU award. On July 1, 2017, the estimated fair value of the RSU award was $20.5 million, which vested in five tranches over a period of nine years, ending with the fiscal year ended June 30, 2026.
Effective each January 1st following the initial five-year term, the Agreement automatically renewed for one additional fiscal year term with the accounting grant date the same as the renewal date of the respective award. For each automatic one-year renewal, the Company utilized a Monte Carlo simulation with key inputs of an expected return on the average of the 1 and 2 year U.S. Treasury constant maturity rate, an equity volatility based on 1.5 year historical daily trading history, market capitalization, and stock price. The estimated fair values for the one-year renewals occurring during the fiscal years ended June 30, 2026, 2025 and 2024 Award were $9.3 million, $8.8 million and $9.4 million respectively, on each award’s grant date. The actual awards are determined by the actual performance of the Company’s total stock return in comparison to the total stock return of the ABA Nasdaq Community Bank Index in the respective periods.
As of June 30, 2026, compensation expense not yet recognized over the remaining term of the Agreement and subsequent renewals was $17.5 million.

At June 30, 2026, compensation expense not yet recognized related to non-vested awards was $68.1 million and the weighted-average period over which it is expected to be recognized is 1.3 years.
The following table presents the status and changes in RSUs for the periods indicated:

	RSUs	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2025	1,564,016	$55.50
Granted	686,238	90.29
Vested	(778,123)	55.19
Forfeitures	(136,648)	64.33
Non-vested balance at June 30, 2026	1,335,483	$71.42
The Company recognized $38.8 million, $35.5 million and $30.7 million of stock compensation in net income for the fiscal years ended June 30, 2026, 2025 and 2024. The related income tax benefit was $9.4 million, $10.4 million and $9.0 million in the respective years. The total fair value of shares vested during the fiscal year ended June 30, 2026 was $69.4 million.
18.    EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings per common share (“EPS”):

	Fiscal Year Ended June 30,
(Dollars in thousands, except per share data)	2026	2025	2024
Earnings Per Common Share
Net income	$490,372	$432,908	$450,008
Average common shares issued and outstanding	56,656,722	56,862,630	57,509,029
Earnings per common share	$8.66	$7.61	$7.82
Diluted Earnings Per Common Share
Net income	$490,372	$432,908	$450,008
Average common shares issued and outstanding	56,656,722	56,862,630	57,509,029
Dilutive effect of average unvested RSUs	1,181,039	1,378,791	1,216,607
Average dilutive common shares outstanding	57,837,761	58,241,421	58,725,636
Diluted earnings per common share	$8.48	$7.43	$7.66
Weighted average antidilutive common stock equivalents (excluded from the computation of EPS)	5,415	6,192	9,744

19.    COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ACTIVITIES
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

(dollars in thousands)	June 30, 2026
Commitments to fund loans	$6,345,875
Commitments to sell loans	$13,599
Standby letters of credit	$5,036
Commitments to contribute capital - Non-LIHTC	$3,269
In addition, the Company has $53.2 million of commitments to contribute capital to LIHTC investments included in “Accounts Payable and Other Liabilities” on the Consolidated Balance Sheets. Refer to Note 9—“Other Assets” for additional information on LIHTC investments.
In the normal course of business, Axos Clearing’s customer activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose Axos Clearing to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and Axos Clearing has to purchase or sell the financial instrument underlying the contract at a loss. Axos Clearing’s clearing agreements with broker-dealers for which it provides clearing services requires them to indemnify Axos Clearing if customers fail to satisfy their contractual obligation. As of June 30, 2026, non-customer and customer margin securities were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company pledged $194.7 million of these available securities as collateral for securities loaned, pledged $161.6 million for bank loans, and pledged $55.0 million to meet OCC margin requirements of $40.0 million.
Litigation. A consolidated derivative action, In re BofI Holding, Inc., Case No. 15cv2722GPC (KSC), was originally filed in the United States District Court for the Southern District of California (the “Derivative Action”) on December 3, 2015. The complaint in the Derivative Action set forth allegations made in a related and since concluded employment action, Erhart v. BofI Holding Inc., No. 15cv2287 BAS (NLS) (S.D. Cal.) (the “Employment Action”) brought by a former employee of the Company and was stayed pending resolution of the Employment Action. On January 2, 2024, the Derivative Action plaintiff filed a Third Amended Complaint. The Derivative Action defendants filed a Motion to Dismiss the Third Amended Complaint on April 4, 2025. A hearing on the motion was held on June 26, 2025. On September 18, 2025, the court granted defendants’ motion to dismiss with prejudice citing Plaintiffs’ failure to plead demand futility. On October 17, 2025, plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit, which appeal is pending. The Derivative Action defendants dispute, and intend to continue vigorously defending against, the allegations raised in the Third Amended Complaint. The Derivative Action plaintiff seeks damages on behalf of the Company with respect to the Employment Action and also seeks damages on behalf of the Company in connection with a now settled securities class action that was also based upon allegations made in the Employment Action and settled within available insurance coverage, without requiring changes in operations or attribution of wrongdoing to the Company, its management, or its directors
The following three putative class action lawsuits are pending in the United States District Court, Southern District of California, under the following case names and numbers: (1)In re Axos Bank Litigation, 3:23-cv-02266-BJC-DTF; (the “2023 Action”); (2) Pliszka et al. v. Axos Bank d/b/a UFB Direct, Case No. 3:24-cv-00445-BJC-DTF; and (3) Ash et al. v. Axos Bank d/b/a UFB Direct, Case No. 3:24-cv-01157-BJC-DTF (collectively, the “UFB Actions”). The plaintiffs in the UFB Actions allege that certain rate representations made by Axos Bank with respect to its UFB products were false or misleading. Axos Bank filed a motion to compel arbitration or dismiss the complaint in each of the UFB Actions. On September 13, 2024, the court entered an order compelling arbitration in each lawsuit for the purpose of determining arbitrability in the first instance pursuant to Defendant’s original Online Access Agreement. The court in the 2023 Action issued another order on September 29, 2025 compelling arbitration. Accordingly, a separate AAA arbitration was initiated with respect to each of six individual plaintiffs in the UFB Actions. On March 26, 2025, the arbitrator in the Pliszka arbitration proceedings issued an order finding that none of the claims raised are subject to arbitration, dismissing the arbitration and remanding the case back to the United States District Court. A similar conclusion was reached by the arbitrators in the Ash and Sutaniman arbitrations via orders issued on June 3, 2025 and June 4, 2026, respectively. The arbitrator in the Stempel arbitration reached a contrary conclusion and entered an order finding the claims to be arbitrable on June 5, 2025, which resulted in Stempel dismissing his claims. Likewise, in Blosser, the arbitrator determined on July 10, 2026 that Blosser’s claims are arbitrable. The arbitrator’s decision in Kuperstein is still pending. On October 11, 2024, defendant filed an interlocutory appeal seeking to enforce defendant’s updated/modified Account Agreement and Online Access Agreement in the UFB Actions. Defendant’s opening brief in such appeal was filed July 11, 2025. On September 9, 2025, the court in the Consolidated Action granted defendant’s renewed motion to compel arbitration. On December 29, 2025, the appellate court hearing the interlocutory appeal ruled that it lacked interlocutory jurisdiction over the matter and dismissed the appeal on jurisdictional grounds. On March 20, 2026, defendants filed a renewed motion to compel arbitration pursuant to defendant’s updated/modified Account Agreement and also filed a motion to dismiss. This motion is still pending. defendant disputes, and intends to vigorously defend against, the allegations raised in the UFB Actions. The Company does not expect the ultimate outcome of the UFB Actions to have a material adverse effect on its consolidated results of operations, financial position or cash flows. It is not presently possible to state whether the likelihood of an unfavorable outcome is probable or remote, or to estimate the amount or range of any possible loss to the Company should an unfavorable outcome occur.
Other Matters. On June 5, 2026, a FINRA arbitration panel rendered an award of approximately $49 million against Axos Clearing, a downstream subsidiary of Axos Financial in the FINRA arbitration forum styled Acquarulo et al. v. Axos Clearing LLC. The matter arose out of clearing services that Axos Clearing provided to a third-party introducing broker-dealer, which is alleged to have committed certain sales practice violations. Axos Clearing asserts it had no duty or responsibility to supervise the introducing broker-dealer’s or its representatives’ sales practice activities. Axos Clearing has filed a petition to vacate the award and, based on its assessment of the likelihood of potential outcomes, the Company has accrued a liability of $21 million in “General and administrative expense” in the Consolidated Statement of Income for the year ended June 30, 2026.
20.    REGULATORY CAPITAL REQUIREMENTS
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
Quantitative measures established by regulation require the Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require the Company and Bank to maintain minimum ratios of tier 1 capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” the Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Additionally, the Bank is required to maintain a tangible capital ratio equal to at least 1.5% of total average adjusted assets. At June 30, 2026, the Company and Bank met all the capital adequacy requirements to which they were subject. At June 30, 2026, the Company and Bank were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since June 30, 2026 that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support the Company’s and Bank’s further growth and to maintain their “well capitalized” status.
The Company and Bank both elected the five-year current expected credit losses (“CECL”) transition guidance for calculating regulatory capital and ratios, which allowed an entity to add back to regulatory capital the impact of the CECL adoption, subject to the five-year phase out. The phase out ended in fiscal year 2025 and the regulatory capital figures presented as of June 30, 2026 no longer reflect this adjustment.

The Company’s and Bank’s capital amounts, capital ratios and capital requirements under Basel III were as follows:

	Axos Financial, Inc.		Axos Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Regulatory Capital:
Tier 1	$2,913,543	$2,554,071	$2,609,003	$2,360,284
Common equity tier 1	$2,913,543	$2,554,071	$2,609,003	$2,360,284
Total capital	$3,564,095	$3,117,763	$2,888,379	$2,603,589

Assets:
Average adjusted	$29,320,107	$23,813,242	$28,249,246	$23,077,089
Total risk-weighted	$24,766,359	$20,404,204	$23,872,574	$19,003,094

Regulatory Capital Ratios:
Tier 1 leverage (to adjusted average assets)	9.94%	10.73%	9.24%	10.23%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	11.76%	12.52%	10.93%	12.42%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	11.76%	12.52%	10.93%	12.42%	8.00%	6.00%
Total capital (to risk-weighted assets)	14.39%	15.28%	12.10%	13.70%	10.00%	8.00%
Under Basel III all banking organizations are required to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At June 30, 2026, the Company and Bank were in compliance with the capital conservation buffer requirement. Inclusive of the fully phased-in capital conservation buffer, the common equity Tier 1 capital, Tier 1 risk-based capital and total risk-based capital ratio minimums are 7.0%, 8.5% and 10.5%, respectively. A banking organization with a buffer of less than the required amount is subject to increasingly stringent limitations on such distributions and payments as the buffer approaches zero. In addition, these requirements also generally prohibit a banking organization from making such distributions or payments during any quarter if its eligible retained income is negative and its capital conservation buffer ratio was 2.5% or less at the end of the previous quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income.
Axos Clearing. Pursuant to the net capital requirements of the Exchange Act, Axos Clearing is subject to the SEC Uniform Net Capital (Rule 15c3-1 of the Exchange Act). Under this rule, Axos Clearing has elected to operate under the alternate method and is required to maintain minimum net capital of $250,000 or 2% of aggregate debit balances arising from client transactions, as defined. Under the alternate method, Axos Clearing may not repay subordinated debt, pay cash distributions, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement. As of June 30, 2026 and 2025, Axos Clearing was in compliance with its net capital requirements.

Axos Clearing, as a clearing broker, is also subject to the SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the exclusive benefit of customers (“Customer Reserve Bank Account”) and proprietary accounts of brokers (“PAB Reserve Account”). As of June 30, 2026, Axos Clearing was in compliance with its Customer Reserve Bank Account and PAB Reserve Account deposit requirements.
21.    EMPLOYEE BENEFIT PLAN
The Company has one 401(k) plan whereby substantially all of its employees may participate in the plan. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Company provides an employer matching contribution to the 401(k) plan based on an employee’s designated deferral of their eligible compensation. For the fiscal years ended June 30, 2026, 2025, and 2024, expenses attributable to the plan amounted to $5.4 million, $6.5 million, and $4.5 million, respectively. These expenses are included in “Salaries and related costs” in the Consolidated Statements of Income. The contribution made during the fiscal year ended June 30, 2026, was 59,865 shares with a fair market value of $5.2 million and is reflected in “Stock-based compensation activity” in the Consolidated Statements of Stockholders’ Equity.

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
CONDENSED BALANCE SHEETS

	At June 30,
(Dollars in thousands)	2026	2025
ASSETS
Cash and cash equivalents	$198,429	$185,865
Securities	142,990	68,749
Other assets	119,536	126,611
Investment in bank subsidiaries	2,806,105	2,477,715
Investment in non-bank subsidiaries	358,907	352,630
Total assets	$3,625,967	$3,211,570
LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings, subordinated notes and debentures	$342,915	$312,671
Accounts payable and other liabilities	116,634	218,222
Total liabilities	459,549	530,893
Stockholders’ equity	3,166,418	2,680,677
Total liabilities and stockholders’ equity	$3,625,967	$3,211,570
CONDENSED STATEMENTS OF INCOME

	Fiscal Year Ended June 30,
(Dollars in thousands)	2026	2025	2024
Interest income	$9,406	$7,388	$4,279
Interest expense	20,209	14,827	15,990
Net interest (expense) income	(10,803)	(7,439)	(11,711)
Provision for loan losses	9,838	2,575	(184)
Net interest (expense) income, after provision for credit losses	(20,641)	(10,014)	(11,527)
Non-interest income (loss)	20,102	15,727	13,247
Non-interest expense and tax benefit (expense)[1]	32,210	56,078	31,366
Income (loss) before dividends from subsidiary and equity in undistributed income of subsidiaries	(32,749)	(50,365)	(29,646)
Dividends from bank subsidiaries	200,000	160,000	120,000
Dividends from non-bank subsidiaries	—	35,000	26,000
Equity in undistributed earnings of subsidiaries	323,121	288,273	333,654
Net income	$490,372	$432,908	$450,008
Comprehensive income	$493,938	$435,722	$454,152
1 Includes tax benefit/(expense) of $28.9 million, $(10.3) million, and $6.4 million for the fiscal years ended June 30, 2026, 2025, and 2024, respectively.

CONDENSED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
(Dollars in thousands)	2026	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$490,372	$432,908	$450,008
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion	7,597	24,499	9,532
Stock-based compensation expense	44,255	41,970	35,194
Equity in undistributed earnings of subsidiaries	(323,121)	(288,273)	(333,654)
Decrease (increase) in other assets	(5,628)	(4,235)	15,849
Increase (decrease) in other liabilities	(113,083)	111,982	(17,922)
Net cash provided by operating activities	100,392	318,851	159,007
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(225)	(1,001)	(20,351)
Purchases of loans, net of discounts or premiums	—	(55,664)	—
Proceeds from principal repayments on loans	991	5,051	5,000
Purchases of furniture, equipment, software and intangibles	(11,907)	(18,650)	(5,378)
Investment in subsidiaries	(53,700)	(73,320)	(23,200)
Net cash used in investing activities	(64,841)	(143,584)	(43,929)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax payments related to the settlement of restricted stock units	(30,246)	(27,640)	(16,192)
Repurchase of treasury stock	(21,980)	(58,203)	(96,286)
Repurchase of subordinated notes	—	(13,169)	(8,938)
Payment of debt issuance cost	(2,861)	—	—
Proceed from issuance of subordinated notes	200,000	—	—
Redemption of subordinated notes	(160,500)	—	—
Repayment of subordinated loans	(7,400)	—	—
Net cash used in financing activities	(22,987)	(99,012)	(121,416)
NET CHANGE IN CASH AND CASH EQUIVALENTS	12,564	76,255	(6,338)
CASH AND CASH EQUIVALENTS—Beginning of year	185,865	109,610	115,948
CASH AND CASH EQUIVALENTS—End of year	$198,429	$185,865	$109,610
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
Banking Business Segment. The Banking Business Segment includes a broad range of banking services including online banking, concierge banking, and mortgage, vehicle and unsecured lending through online, low-cost distribution channels to serve the needs of consumers and small businesses nationally, and includes both originated and purchased loans held for investment and held for sale. In addition, the Banking Business Segment focuses on providing deposit products nationwide to industry verticals (e.g., Title and Escrow), treasury management products to a variety of businesses, and commercial & industrial and commercial real estate lending to clients. The Banking Business Segment includes a bankruptcy trustee and fiduciary service that provides specialized software and consulting services to Chapter 7 bankruptcy and non-Chapter 7 trustees and fiduciaries. In addition, the assets and activities related to three lending-related entities and certain other lending activities are included in the Banking Business Segment.
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

	For the Fiscal Year Ended June 30, 2026
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$1,231,118	$35,675	$(19,883)	$1,246,910
Provision for credit losses	101,105	—	—	101,105
Non-interest income[1]	149,965	120,816	(37,198)	233,583
Salaries and related costs	236,576	59,445	27,025	323,046
Other segment expense[2]	346,126	81,659	(18,113)	409,672
Total non-interest expense[1]	582,702	141,104	8,912	732,718
Income before taxes	$697,276	$15,387	$(65,993)	$646,670

	For the Fiscal Year Ended June 30, 2025
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$1,114,173	$28,431	$(14,832)	$1,127,772
Provision for credit losses	55,745	—	—	55,745
Non-interest income[1]	46,430	119,138	(34,502)	131,066
Salaries and related costs	207,911	59,439	30,605	297,955
Other segment expense[2]	265,634	55,188	(29,079)	291,743
Total non-interest expense[1]	473,545	114,627	1,526	589,698
Income before taxes	$631,313	$32,942	$(50,860)	$613,395

	For the Fiscal Year Ended June 30, 2024
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$950,832	$26,207	$(15,610)	$961,429
Provision for credit losses	32,500	—	—	32,500
Non-interest income[1]	139,071	129,020	(45,431)	222,660
Salaries and related costs	177,065	55,954	17,854	250,873
Other segment expense[2]	241,630	59,137	(35,532)	265,235
Total non-interest expense[1]	418,695	115,091	(17,678)	516,108
Income before taxes	$638,708	$40,136	$(43,363)	$635,481
[1] Includes $38.6 million, $41.2 million and $46.0 million for the fiscal year ended June 30, 2026, 2025 and 2024, respectively, of non-interest income earned by the Securities Business Segment and non-interest expense incurred by the Banking Business Segment for cash sorting fees related to deposits sourced from Securities Business Segment customers.
[2] Other segment expense includes the non-interest expenses other than salaries and related costs as presented in the Consolidated Statements of Income.

	As of June 30, 2026
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Goodwill	$82,378	$59,953	$1,999	$144,330
Total Assets	$29,031,564	$850,860	$79,445	$29,961,869

	As of June 30, 2025
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Goodwill	$35,721	$59,953	$1,999	$97,673
Total Assets	$23,988,748	$751,820	$42,510	$24,783,078