Form 10-Q
period 2026-09-30
Axos Financial, Inc.
filed 2026-10-29
CIK 1299709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
NYSE Texas (NYSETX)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock on the last practicable date: 56,721,014 shares of common stock, $0.01 par value per share, as of October 16, 2026.

AXOS FINANCIAL, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except par value)	September 30, 2026	June 30, 2026
ASSETS
Cash and cash equivalents	$1,633,566	$1,108,633
Restricted cash	243,057	199,169
Total cash, cash equivalents and restricted cash	1,876,623	1,307,802
Trading securities	402	661
Available-for-sale securities	780,585	803,667
Stock of regulatory agencies	36,293	36,166
Loans held for sale, carried at fair value	14,659	14,937
Loans held for sale, lower of cost or fair value	3,298	5,129
Loans—net of allowance for credit losses of $304,361 as of September 30, 2026 and $347,375 as of June 30, 2026	25,912,024	25,595,403
Servicing rights, carried at fair value	26,469	25,653
Securities borrowed	190,831	163,462
Customer, broker-dealer and clearing receivables	320,416	347,944
Goodwill and other intangible assets—net	271,505	249,317
Other assets	1,411,856	1,411,728
TOTAL ASSETS	$30,844,961	$29,961,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$3,626,503	$3,828,800
Interest bearing	21,786,694	20,736,592
Total deposits	25,413,197	24,565,392
Advances from the Federal Home Loan Bank	60,000	154,000
Secured financings	511,647	576,680
Borrowings, subordinated notes and debentures	343,166	342,915
Securities loaned	238,502	194,729
Customer, broker-dealer and clearing payables	386,792	365,792
Accounts payable and other liabilities	602,863	595,943
Total liabilities	27,556,167	26,795,451
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock—$0.01 par value; 150,000,000 shares authorized; 72,140,489 shares issued and 56,777,418 shares outstanding as of September 30, 2026; 71,939,630 shares issued and 56,734,049 shares outstanding as of June 30, 2026	721	719
Additional paid-in capital	602,268	592,916
Accumulated other comprehensive income (loss)—net of income tax	1,446	3,914
Retained earnings	3,238,545	3,108,897
Treasury stock, at cost; 15,363,071 shares as of September 30, 2026 and 15,205,581 shares as of June 30, 2026	(554,186)	(540,028)
Total stockholders’ equity	3,288,794	3,166,418
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,844,961	$29,961,869

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands, except earnings per common share)	2026	2025
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$485,881	$429,575
Securities borrowed and customer receivables	9,798	6,777
Investments and other	21,398	29,384
Total interest and dividend income	517,077	465,736
INTEREST EXPENSE:
Deposits	165,380	169,364
Advances from the Federal Home Loan Bank	8,384	313
Securities loaned	405	285
Other borrowings	11,652	4,724
Total interest expense	185,821	174,686
Net interest income	331,256	291,050
Provision for credit losses	24,500	17,255
Net interest income, after provision for credit losses	306,756	273,795
NON-INTEREST INCOME:
Broker-dealer fee income	10,021	10,948
Advisory fee income	9,370	8,525
Banking and service fees	35,162	10,820
Mortgage banking and servicing rights income	2,460	1,395
Prepayment penalty fee income	6,802	652
Total non-interest income	63,815	32,340
NON-INTEREST EXPENSE:
Salaries and related costs	84,803	76,605
Data and operational processing	26,474	22,057
Depreciation and amortization	29,167	8,341
Advertising and promotional	13,083	12,207
Professional and contracted services	8,537	13,333
Occupancy and equipment	7,027	4,620
FDIC and regulatory fees	7,392	5,619
Broker-dealer clearing charges	4,247	4,203
General and administrative expense	14,680	9,261
Total non-interest expense	195,410	156,246
INCOME BEFORE INCOME TAXES	175,161	149,889
INCOME TAXES	45,513	37,537
NET INCOME	$129,648	$112,352
Basic earnings per common share	$2.28	$1.99
Diluted earnings per common share	$2.25	$1.94

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands)	2026	2025
NET INCOME	$129,648	$112,352
Net unrealized gain (loss) from available-for-sale securities, net of income tax	589	254
Net unrealized gain (loss) on cash flow hedges, net of income tax	(3,057)	(538)
Other comprehensive income (loss)	(2,468)	(284)
COMPREHENSIVE INCOME	$127,180	$112,068

See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended September 30, 2026
	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Retained Earnings	Treasury Stock	Total
	Number of Shares
(Dollars in thousands)	Issued	Treasury	Outstanding	Amount
BALANCE— June 30, 2026	71,939,630	(15,205,581)	56,734,049	$719	$592,916	$3,914	$3,108,897	$(540,028)	$3,166,418
Net income	—	—	—	—	—	—	129,648	—	129,648
Other comprehensive income (loss)	—	—	—	—	—	(2,468)	—	—	(2,468)
Purchase of treasury stock	—	(80,561)	(80,561)	—	—	—	—	(7,002)	(7,002)
Stock-based compensation activity	200,859	(76,929)	123,930	2	9,352	—	—	(7,156)	2,198
BALANCE—September 30, 2026	72,140,489	(15,363,071)	56,777,418	$721	$602,268	$1,446	$3,238,545	$(554,186)	$3,288,794

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

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	September 30,
(Dollars in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$129,648	$112,352
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29,167	8,341
Other accretion and amortization	(14,068)	(21,699)
Stock-based compensation expense	11,196	10,826
Trading activity	259	116
Provision for credit losses	24,500	17,255
Deferred income taxes	7,167	38,919
Origination of loans held for sale	(47,342)	(47,122)
Other unrealized and realized gains and losses	(7,092)	(783)
Proceeds from sale of loans held for sale	49,674	44,922
Change in the fair value of servicing rights	(583)	1,207
Net change in assets and liabilities which provide (use) cash:
Securities borrowed	(27,369)	(43,122)
Customer, broker-dealer and clearing receivables	27,528	(10,375)
Other assets	47,235	(52,699)
Securities loaned	43,773	65,194
Customer, broker-dealer and clearing payables	21,000	35,215
Accounts payable and other liabilities	204	(40,114)
Net cash provided by operating activities	294,897	118,433
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale and repayment of available-for-sale securities	1,842	8,569
Purchase of stock of regulatory agencies	(57,759)	—
Proceeds from redemption of stock of regulatory agencies	57,773	—
Net change in loans held for investment at amortized cost and at fair value	(363,614)	(637,164)
Proceeds from sale of loans originally classified as held for investment	25,276	82,304
Proceeds from sale of other real estate owned and repossessed assets	467	260
Acquisition of business, net of cash acquired	(7,455)	(474,448)
Purchases of premises, furniture, equipment, software and intangibles	(59,445)	(9,149)
Purchases of other investments	(1,895)	(3,826)
Distributions received from other investments	—	75
Net cash used in investing activities	(404,810)	(1,033,379)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	847,805	1,435,210
Net (repayment) proceeds of Federal Home Loan Bank other advances	(94,000)	—
Payments related to settlement of restricted stock units	(7,156)	(8,473)
Purchase of treasury stock	(4,003)	—
Repayment of secured financings	(63,912)	—
Payment of debt issuance costs	—	(2,550)
Proceeds from issuance of subordinated notes	—	200,000
Net cash provided by financing activities	678,734	1,624,187

AXOS FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	September 30,
(Dollars in thousands)	2026	2025
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	568,821	709,241
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of year	$1,307,802	$2,176,354
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$1,876,623	$2,885,595
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on interest-bearing liabilities	180,881	173,499
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Transfers to other real estate and repossessed vehicles from loans held for investment	1,125	493
Transfers from loans held for investment to loans held for sale	25,274	82,279
Transfers from loans held for sale to loans held for investment	—	537
Equity instruments received	8,700	—
Operating lease liabilities from obtaining right of use assets	112	—
Non-cash Contingent Consideration	—	30,810
See accompanying notes to the condensed consolidated financial statements.

AXOS FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2026 AND 2025
(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements include the accounts of Axos Financial, Inc. and its wholly owned subsidiaries (“Axos” or the “Company”). Axos Bank (the “Bank”), its wholly owned subsidiaries, the activities of three lending-related trust entities and certain other lending activity constitute the Banking Business Segment, and Axos Securities, LLC and its wholly owned subsidiaries constitute the Securities Business Segment. All significant intercompany balances and transactions have been eliminated in consolidation. The Notes to the Condensed Consolidated Financial Statements are an integral part of the Company’s financial statements. On December 7, 2023, the Company acquired from the Federal Deposit Insurance Corporation (“FDIC”) two loan portfolios with an aggregate unpaid principal balance of $1.3 billion at a 37% discount to par. For additional information on the “FDIC Loan Purchase,” see Note 2—“Acquisitions” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (“2026 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).
The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three months ended September 30, 2026 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or not repeated herein pursuant to the rules and regulations of the SEC with respect to interim financial reporting. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2026 included in the 2026 Form 10-K.
Significant Accounting Policies
For further information regarding the Company’s significant accounting policies, see Note 1—“Organizations and Summary of Significant Accounting Policies” in the 2026 Form 10-K. During the three months ended September 30, 2026, there were no significant updates to the Company’s significant accounting policies, other than as noted below and the adoption of the accounting standards noted herein.
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
Additionally, the Company applies hedge accounting to certain derivative instruments for interest rate risk management purposes. The Company uses such derivative instruments to hedge the fair value of certain fixed-rate available-for-sale investment securities and forecasted variable cash flows from certain floating-rate assets and liabilities. For designated cash flow hedges, changes in the fair value of the derivatives are initially recorded in other comprehensive income (“OCI”) and subsequently recognized in earnings once the hedged item affects earnings. Derivative gains and losses reclassified to earnings are recognized in interest income or expense on the Condensed Consolidated Statements of Income, consistent with the hedged floating-rate asset or liability. For designated fair value hedges, the change in the fair value of the derivative, offset by the change in the fair value attributable to the change in the associated benchmark interest rate of the hedged asset, is recognized in earnings each period in “Interest and dividend income—Investments and other” on the Condensed Consolidated Statements of Income.
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
New Accounting Standards
Recently Adopted Accounting Standards
On July 1, 2026, the Company early adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2025‑06, which amends certain aspects of the accounting for internal-use software costs. Among other things, the standard requires capitalization only after management authorizes and commits to funding a project and it is probable the project will be completed and used as intended. The Company early adopted this standard on a prospective basis. There was no impact on the Company’s financial condition or results of operations upon adoption.
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
2.     ACQUISITIONS
Verdant Commercial Capital, LLC. On September 30, 2025, the Company completed the acquisition of 100% of the membership interests in Verdant Commercial Capital, LLC (“Verdant”) in an all-cash transaction, which increased the Company’s scale and enhanced the Company’s existing equipment leasing business.
The following table presents the purchase price for the acquisition of Verdant as of September 30, 2025, inclusive of certain purchase price adjustments identified during the measurement period, which ended on September 30, 2026:

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
Upon acquisition, the assets and liabilities of Verdant were adjusted to their respective fair values (with the exception of PCD assets, as further discussed below) as of the closing date of the transaction, including the identifiable intangible assets acquired. Goodwill has been recorded representing the excess of the purchase price over the fair value of the net assets acquired and is expected to be fully tax-deductible. The goodwill recognized is the result of expected synergies and operational efficiencies, among other factors, and has been assigned to the Banking Business Segment. The Company’s accounting for the acquisition was finalized as of September 30, 2026.

The following table provides the final Verdant purchase consideration allocation as of the date of acquisition, including any purchase price adjustments identified during the measurement period, which ended on September 30, 2026:

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
Verdant’s results are included in the Company’s consolidated results from September 30, 2025. Verdant net revenue included in the Company’s Condensed Consolidated Statement of Income for the three months ended September 30, 2025 was not significant and Verdant incurred a net loss of $5.8 million for the three months ended September 30, 2025, reflecting the post-acquisition provision for credit losses on the loans and leases acquired.
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

	Pro Forma For the Three Months Ended September 30,

(Dollars in thousands)	2025	2024
Net interest income	297,473	295,460
Non-interest income	35,340	31,365
Net income	104,433	106,718

Deposit Purchase Agreement. On September 21, 2026, the Company completed its previously announced acquisition of individual retirement accounts (“IRAs”) deposited into associated savings and certificate of deposit accounts from Capital One, National Association (“Capital One”), pursuant to the terms of the Purchase and Assumption Agreement, dated April 22, 2026. The Company acquired approximately $1.8 billion of IRA deposits from Capital One and received cash for the aggregate deposit balance, less a negotiated premium. A core deposit intangible was recorded for $22.2 million, which the Company expects to amortize over a period of five years.

3.     FAIR VALUE
The following tables set forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2026 and June 30, 2026. Assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement:

	September 30, 2026
(Dollars in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Trading securities	$402	$—	$402
Available-for-sale securities:
United States Treasury securities	$712,025	$—	$712,025
Agency MBS	64,466	—	64,466
Non-Agency MBS	—	4,094	4,094
Total—Available-for-sale securities:	$776,491	$4,094	$780,585
Loans held for sale	$14,659	$—	$14,659
Servicing rights	$—	$26,469	$26,469
Other assets—Derivative instruments[1]	$29,751	$—	$29,751
Other assets—Loans held for investment at fair value	$—	$11,000	$11,000
Other assets—Equity instruments	$—	$8,700	$8,700
LIABILITIES:
Accounts payable and other liabilities—Derivative instruments	$75,911	$—	$75,911
Accounts payable and other liabilities—Contingent Consideration	$—	$29,685	$29,685

	June 30, 2026
(Dollars in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Trading securities	$661	$—	$661
Available-for-sale securities:
United States Treasury securities	$732,422	$—	$732,422
Agency MBS	66,972	—	66,972
Non-Agency MBS	—	4,273	4,273
Total—Available-for-sale securities:	$799,394	$4,273	$803,667
Loans held for sale	$14,937	$—	$14,937
Servicing rights	$—	$25,653	$25,653
Other assets—Derivative instruments[1]	$16,941	$—	$16,941
Other assets—Loans held for investment at fair value	$—	$10,000	$10,000
LIABILITIES:
Accounts payable and other liabilities—Derivative instruments	$52,509	$—	$52,509
Accounts payable and other liabilities—Contingent Consideration	$—	$30,810	$30,810
[1] Other assets - Derivative instruments are presented net of $83.9 million and $52.3 million of variation margin on centrally-cleared derivatives as of September 30, 2026 and June 30, 2026, respectively.

For information on the valuation methodologies used by the Company, see Note 3—“Fair Value” in the 2026 Form 10-K.
The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value. There were no transfers in or out of Level 3 during the three months ended September 30, 2026 and the three months ended September 30, 2025.

	For the Three Months Ended
	September 30, 2026
(Dollars in thousands)	Available-for-sale Securities: Non-Agency MBS	Servicing Rights[1]	Other assets—Loans held for investment at fair value	Other assets—Equity instruments	Accounts payable and other liabilities—Contingent Consideration	Total
Opening balance	$4,273	$25,653	$10,000	$—	$30,810	$70,736
Total gains or losses for the period:
Included in earnings—Banking and service fees[2]	—	—	1,000	—	—	1,000
Included in earnings—Mortgage banking and servicing rights income	—	621	—	—	—	621
Included in earnings—General and administrative expense	—	—	—	—	(1,125)	(1,125)
Included in other comprehensive income	(89)	—	—	—	—	(89)
Purchases, retentions, issues, exchanges, sales and settlements:
Purchases/Issuances/Exchanges/Retentions	—	195	—	8,700	—	8,895
Settlements/Sales	(90)	—	—	—	—	(90)
Closing balance	$4,094	$26,469	$11,000	$8,700	$29,685	$79,948

Change in unrealized gains or losses for the period included in earnings for assets and liabilities held at the end of the reporting period	$—	$621	$1,000	$—	$(1,125)	$496
1 Earnings from servicing rights were attributable to: time and payoffs, representing a decrease in servicing rights value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period of $0.7 million for the three months ended September 30, 2026 and an increase in servicing rights value resulting from market-driven changes in interest rates of $1.3 million for the three months ended September 30, 2026. Additions to servicing rights were related to purchases and servicing rights retained upon sale of loans held for sale.
2 The amount included in earnings for the three months ended September 30, 2026, is considered attributable to instrument-specific credit risk.

	For the Three Months Ended
	September 30, 2025
(Dollars in thousands)	Available-for-sale Securities: Non-Agency MBS	Servicing Rights[1]	Accounts payable and other liabilities—Contingent Consideration	Total
Opening Balance	$15,569	$27,218	$—	$42,787
Total gains or losses for the period:
Included in earnings—Mortgage banking and servicing rights income	—	(1,189)	—	(1,189)
Included in other comprehensive income	116	—	—	116
Purchases, retentions, issues, exchanges, sales and settlements:
Purchases/Issuances/Exchanges/Retentions	—	214	30,810	31,024
Settlements/Sales	(4,493)	—	—	(4,493)
Closing balance	$11,192	$26,243	$30,810	$68,245

Change in unrealized gains or losses for the period included in earnings for assets and liabilities held at the end of the reporting period	$—	$(1,189)	$—	$(1,189)
1 Earnings from servicing rights were attributable to: time and payoffs, representing a decrease in servicing rights value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period of $0.4 million for the three months ended September 30, 2025 and a decrease in servicing rights value resulting from market-driven changes in interest rates of $0.8 million for the three months ended September 30, 2025. Additions to servicing rights were related to purchases and servicing rights retained upon sale of loans held for sale.

The table below presents the quantitative information about Level 3 fair value measurements:

	September 30, 2026
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Available-for-sale securities: Non-Agency MBS	$4,094	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over SOFR Swaps, Credit Enhancement	2.5 to 8.3% (3.8%) 1.5 to 1.9% (1.5%) 40.0 to 68.9% (61.2%) 2.5 to 4.5% (3.2%) 0.0 to 78.0% (13.1%)
Servicing Rights	$26,469	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	2.5 to 32.9% (10.0%) 2.5 to 14.2 (8.8) 9.5 to 11.2% (9.7%)
Other assets—Loans held for investment at fair value	$11,000	Discounted Cash Flow	Discount rate, Probability, Recovery Rate	9.2 to 9.3% (9.2%) 40.0 to 60.0% (41.3%) 10.0 to 25.0% (16.3%)
Other assets—Equity instruments	$8,700	Discounted Cash Flow	Discount Rate, Terminal Growth Rate	11.5 to 13.0% (12.8%) 0.9 to 2.2% (2.0%)
Accounts payable and other liabilities—Contingent Consideration	$29,685	Nelson-Siegel Stochastic Model	Monthly Asset Growth, Credit Spread	-7.4 to 14.5% (3.6%) 2.9 to 2.9% (2.9%)

	June 30, 2026
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Available-for-sale securities: Non-Agency MBS	$4,273	Discounted Cash Flow	Projected Constant Prepayment Rate, Projected Constant Default Rate, Projected Loss Severity, Discount Rate over SOFR Swaps, Credit Enhancement	2.5 to 15.7% (4.0%) 1.5 to 1.9% (1.5%) 40.0 to 68.9% (61.0%) 2.5 to 4.7% (3.2%) 0.0 to 78.2% (13.2%)
Servicing Rights	$25,653	Discounted Cash Flow	Projected Constant Prepayment Rate, Life (in years), Discount Rate	4.1 to 30.7% (10.2%) 2.7 to 14.2 (8.6) 9.5 to 11.2% (9.8%)
Other assets—Loans held for investment at fair value	$10,000	Discounted Cash Flow	Discount Rate, Terminal Growth Rate, EBITDA Multiple	28.0 to 28.0% (28.0%) 3.0 to 3.0% (3.0%) 1.0 times to 1.0 times (1.0 times)
Accounts payable and other liabilities—Contingent Consideration	$30,810	Nelson-Siegel Stochastic Model	Monthly Asset Growth, Credit Spread	-7.4 to 14.5% (3.6%) 2.9 to 2.9% (2.9%)
1 The weighted averages for Available-for-sale securities: Non-Agency MBS, Other assets—Loans held for investment at fair value and Other assets—Equity instruments are based on the relative fair value, for Servicing Rights are based on the relative unpaid principal of the loans being serviced and for Accounts payable and other liabilities—Contingent Consideration are based on annual projected consideration.
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
For loans held for investment at fair value, a significant increase (decrease) to the growth rate and EBITDA multiple in isolation would result in significantly higher (lower) fair value measurement, and a significant increase (decrease) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. In addition, a significant increase (decrease) in the recovery rate in isolation would result in a significantly higher (lower) fair value measurement. Changes in the probability of resolution outcomes are generally accompanied by changes in the other valuation inputs, which may move in either direction.

For equity instruments, a significant increase (decrease) in the terminal growth rate in isolation would result in a significantly higher (lower) fair value measurement, and a significant increase (decrease) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement.
For the Contingent Consideration, a significant increase (decrease) in the asset growth in isolation would result in a significantly higher (lower) fair value measurement, and a significant increase (decrease) in the credit spread in isolation would result in a significantly lower (higher) fair value measurement.
The aggregate fair value of loans held for sale, carried at fair value, and the contractual balance (including accrued interest) were:

(Dollars in thousands)	September 30, 2026	June 30, 2026
Aggregate fair value	$14,659	$14,937
Unpaid principal balance	$14,327	$14,476
The total interest income and amount of gains and losses from changes in fair value included in earnings for loans held for sale, carried at fair value, were:

	For the Three Months Ended September 30,
(Dollars in thousands)	2026	2025
Interest income	$169	$181
Change in fair value	(203)	540
Total	$(34)	$721
The Company measures certain loans held for investment at fair value. As of September 30, 2026, and June 30, 2026, the aggregate fair value of loans held for investment carried at fair value was $11.0 million and $10.0 million, respectively, and the related unpaid principal balance was $133.7 million and $133.4 million, respectively. As of September 30, 2026 and June 30, 2026, the loans held for investment at fair value are more than 90 days past due and on nonaccrual status. The Company did not recognize any interest income on loans held for investment at fair value during the three months ended September 30, 2026 and 2025.

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments at September 30, 2026 and June 30, 2026 were:

	September 30, 2026
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	$1,876,623	$1,876,623	$—	$—	$1,876,623
Trading securities	402	—	402	—	402
Available-for-sale securities	780,585	—	776,491	4,094	780,585
Stock of regulatory agencies	36,293	—	36,293	—	36,293
Loans held for sale, at fair value	14,659	—	14,659	—	14,659
Loans held for sale, at lower of cost or fair value	3,298	—	—	3,331	3,331
Loans held for investment—net	25,912,024	—	—	25,962,440	25,962,440
Securities borrowed	190,831	—	—	189,097	189,097
Customer, broker-dealer and clearing receivables	320,416	—	—	318,602	318,602
Servicing rights	26,469	—	—	26,469	26,469
Other assets - derivative instruments[1]	29,751	—	29,751	—	29,751
Other assets - loans held for investment at fair value	11,000	—	—	11,000	11,000
Other assets - equity instruments[2]	8,700	—	—	8,700	8,700
Financial liabilities:
Total deposits	25,413,197	—	25,037,438	—	25,037,438
Advances from the Federal Home Loan Bank	60,000	—	55,660	—	55,660
Secured financings	511,647	—	501,205	—	501,205
Borrowings, subordinated notes and debentures	343,166	—	335,754	—	335,754
Securities loaned	238,502	—	—	236,988	236,988
Customer, broker-dealer and clearing payables	386,792	—	—	386,792	386,792
Accounts payable and other liabilities - derivative instruments	75,911	—	75,911	—	75,911
Accounts payable and other liabilities - Contingent Consideration	29,685	—	—	29,685	29,685

	June 30, 2026
		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash, cash equivalents and restricted cash	$1,307,802	$1,307,802	$—	$—	$1,307,802
Trading securities	661	—	661	—	661
Available-for-sale securities	803,667	—	799,394	4,273	803,667
Stock of regulatory agencies	36,166	—	36,166	—	36,166
Loans held for sale, at fair value	14,937	—	14,937	—	14,937
Loans held for sale, at lower of cost or fair value	5,129	—	—	5,303	5,303
Loans held for investment—net	25,595,403	—	—	25,789,184	25,789,184
Securities borrowed	163,462	—	—	161,870	161,870
Customer, broker-dealer and clearing receivables	347,944	—	—	345,800	345,800
Servicing rights	25,653	—	—	25,653	25,653
Other assets - derivative instruments[1]	16,941	—	16,941	—	16,941
Other assets - loans held for investment at fair value	10,000	—	—	10,000	10,000
Financial liabilities:
Total deposits	24,565,392	—	24,427,010	—	24,427,010
Advances from the Federal Home Loan Bank	154,000	—	150,677	—	150,677
Secured financings	576,680	—	568,019	—	568,019
Borrowings, subordinated notes and debentures	342,915	—	343,891	—	343,891
Securities loaned	194,729	—	—	193,717	193,717
Customer, broker-dealer and clearing payables	365,792	—	—	365,792	365,792
Accounts payable and other liabilities - derivative instruments	52,509	—	52,509	—	52,509
Accounts payable and other liabilities - Contingent Consideration	30,810	—	—	30,810	30,810
1 Other assets - derivative assets are presented net of $83.9 million and $52.3 million of variation margin on centrally-cleared derivatives as of September 30, 2026 and June 30, 2026, respectively.

2 Other assets—Equity instruments excludes certain investments that are measured based on net asset value (“NAV”) per share, which are not classified in the fair value hierarchy. For additional information on the Company’s commitments to contribute capital to its investments, see Note 10—“Commitments and Contingencies.”
The carrying amount represents the estimated fair value for cash, cash equivalents and restricted cash, stock of regulatory agencies, interest-bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans, deposits, borrowings or subordinated debt and for variable rate loans, deposits, borrowings, secured financings, or subordinated debt with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. A discussion of the methods of valuing trading securities, available-for-sale securities, loans held for sale and derivatives can be found in Note 3—“Fair Value” in the 2026 Form 10-K. The fair value of off-balance sheet items is not considered material.
4.         AVAILABLE-FOR-SALE SECURITIES
The amortized cost and fair value of available-for-sale securities were:

	September 30, 2026
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
United States Treasury securities	$710,060	$1,965	$—	$712,025
Mortgage-backed securities (MBS):
Agency[1]	$66,597	$25	$(2,156)	$64,466
Non-agency[2]	3,240	965	(111)	4,094
Total mortgage-backed securities	69,837	990	(2,267)	68,560
Total available-for-sale securities	$779,897	$2,955	$(2,267)	$780,585

	June 30, 2026
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
United States Treasury securities	$732,118	$304	$—	$732,422
Mortgage-backed securities (MBS):
Agency[1]	$68,344	$215	$(1,587)	$66,972
Non-agency[2]	3,330	974	(31)	4,273
Total mortgage-backed securities	71,674	1,189	(1,618)	71,245
Total available-for-sale securities	$803,792	$1,493	$(1,618)	$803,667
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
The Company evaluates available-for-sale securities in an unrealized loss position based on an analysis of a number of factors, including, but not limited to: (1) the credit characteristics of the securities, such as the forecasted cash flows, credit ratings, credit enhancement, and government agency or government-sponsored enterprise backing, as applicable; and (2) whether the Company intends to sell or will be required to sell any of the securities before recovering the amortized cost basis. Based on its analysis, the Company determined the unrealized losses on available-for-sale securities are primarily driven by the increase in interest rates since the securities were purchased, and accordingly no credit losses were recognized on available-for-sale securities in the three months ended September 30, 2026 and September 30, 2025. There was no amount in the allowance for credit losses for available-for-sale securities at September 30, 2026 and June 30, 2026.
The face amounts of available-for-sale securities pledged to secure borrowings were $750.5 million and $750.6 million as of September 30, 2026 and June 30, 2026, respectively.

There were no sales of available-for-sale securities during the three months ended September 30, 2026.

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were:

	September 30, 2026
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
United States Treasury securities	$—	$—	$—	$—	$—	$—
MBS:
Agency	$34,350	$(340)	$13,746	$(1,816)	$48,096	$(2,156)
Non-agency	2,600	(80)	170	(31)	2,770	(111)
Total MBS	36,950	(420)	13,916	(1,847)	50,866	(2,267)
Total available-for-sale securities	$36,950	$(420)	$13,916	$(1,847)	$50,866	$(2,267)

	June 30, 2026
	Available-for-sale securities in loss position for
	Less Than 12 Months		More Than 12 Months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
United States Treasury securities	$—	$—	$—	$—	$—	$—
MBS:
Agency	$12,504	$(86)	$14,722	$(1,501)	$27,226	$(1,587)
Non-agency	9	—	2,134	(31)	2,143	(31)
Total MBS	12,513	(86)	16,856	(1,532)	29,369	(1,618)
Total available-for-sale securities	$12,513	$(86)	$16,856	$(1,532)	$29,369	$(1,618)
The following table sets forth the expected maturity distribution of our mortgage-backed securities, which is based on assumed prepayment rates, and the maturity distribution of our non-MBS, which is based on the contractual maturity:

	As of September 30, 2026
(Dollars in thousands)	Total Amount	Due Within One Year	Due after One but within Five Years	Due after Five but within Ten Years	Due After Ten Years
United States Treasury securities	$710,060	$—	$478,982	$231,078	$—
MBS:
Agency	$66,597	$18,712	$39,580	$7,066	$1,239
Non-Agency	3,240	430	1,352	1,073	385
Total MBS	$69,837	$19,142	$40,932	$8,139	$1,624
Available-for-sale—Amortized cost	$779,897	$19,142	$519,914	$239,217	$1,624
Available-for-sale—Fair value	$780,585	$18,717	$519,865	$240,110	$1,893

5.    LOANS & ALLOWANCE FOR CREDIT LOSSES
The Company categorizes the loan portfolio into five segments: Single Family - Mortgage & Warehouse, Multifamily and Commercial Mortgage, Commercial Real Estate, Commercial & Industrial - Non Real Estate (“Non-RE”) and Auto & Consumer. For further detail of the segments of the Company’s loan portfolio, see Note 1—“Organizations and Summary of Significant Accounting Policies” in the 2026 Form 10-K.
The following table sets forth the composition of the loan portfolio:

(Dollars in thousands)	September 30, 2026	June 30, 2026
Single Family - Mortgage & Warehouse	$4,446,687	$4,581,772
Multifamily and Commercial Mortgage	2,373,026	2,484,290
Commercial Real Estate	9,657,946	8,867,851
Commercial & Industrial - Non-RE	9,160,723	9,495,647
Auto & Consumer	720,079	666,477
Total gross loans	26,358,461	26,096,037
Allowance for credit losses - loans	(304,361)	(347,375)
Unaccreted premiums (discounts) and loan fees	(142,076)	(153,259)
Total net loans	$25,912,024	$25,595,403

Accrued interest receivable on loans held for investment totaled $135.5 million and $135.6 million as of September 30, 2026 and June 30, 2026, respectively.
At September 30, 2026 and June 30, 2026, the Company pledged certain loans totaling $3,635.8 million and $3,761.6 million, respectively, to the Federal Home Loan Bank (“FHLB”) and $11,553.3 million and $11,115.1 million, respectively, to the Federal Reserve Bank of San Francisco (“FRBSF”).
The following table presents loan-to-value (“LTV”) for the Company’s real estate loans outstanding as of September 30, 2026:

	Total Real Estate Loans	Single Family - Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate
Weighted-Average LTV	50%	55%	50%	48%
Median LTV	50%	52%	44%	46%
The following table presents the components of the provision for credit losses:

	For the Three Months Ended September 30,
(Dollars in thousands)	2026	2025
Provision for credit losses - loans	$27,687	$15,255
Provision for credit losses - unfunded lending commitments	(3,187)	2,000
Total provision for credit losses	$24,500	$17,255

The following tables summarize activity in the allowance for credit losses - loans by portfolio segment:

	For the Three Months Ended September 30, 2026
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Balance at July 1, 2026	$7,356	$21,104	$121,552	$177,084	$20,279	$347,375
Provision (benefit) for credit losses - loans	920	(769)	(3,861)	28,031	3,366	27,687
Charge-offs	(1,390)	—	—	(70,290)	(2,226)	(73,906)
Recoveries	19	103	—	2,259	824	3,205
Balance at September 30, 2026	$6,905	$20,438	$117,691	$137,084	$22,243	$304,361

	For the Three Months Ended September 30, 2025
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Balance at July 1, 2025	$12,109	$26,238	$113,804	$121,641	$16,257	$290,049
Allowance for credit losses at acquisition of PCD loans	—	—	—	7,795	—	7,795
Provision (benefit) for credit losses - loans	(1,571)	(1,037)	6,549	8,856	2,458	15,255
Charge-offs	(395)	(3,918)	(4)	(255)	(1,786)	(6,358)
Recoveries	28	—	—	—	662	690
Balance at September 30, 2025	$10,171	$21,283	$120,349	$138,037	$17,591	$307,431
For the three months ended September 30, 2026, the allowance for credit losses for loans decreased primarily due to charge-offs in the commercial and industrial - non-RE portfolio, partially offset by the provision for credit losses. The charge-offs in the commercial and industrial - non-RE portfolio were predominantly related to two borrowers. The provision for credit losses for the three months ended September 30, 2026 was primarily driven by specific reserves on certain individually assessed loans primarily in the commercial and industrial - non-RE portfolio, partially offset by a benefit in the Commercial Real Estate portfolio resulting from an improved macroeconomic outlook in the forecast scenarios used in the allowance for credit losses model.
Loan products within each portfolio contain varying collateral types which impact the estimate of the loss given default utilized in the calculation of the allowance for credit losses for loans. For further discussion of the model method of estimating expected lifetime credit losses, see Note 1—“Organizations and Summary of Significant Accounting Policies” in the 2026 Form 10-K.
As part of its lending activities, the Company makes certain off-balance lending commitments. For additional information on these and other commitments, see Note 10—“Commitments and Contingencies.” The following tables present a summary of the activity in the allowance for credit losses for off-balance sheet lending commitments:

	Three Months Ended September 30,
(Dollars in thousands)	2026	2025
Balance at July 1,	$19,277	$10,891
Provision (benefit) for credit losses - unfunded lending commitments	(3,187)	2,000
Balance at September 30,	$16,090	$12,891
The decrease in the allowance for off-balance sheet lending commitments for the three months ended September 30, 2026, was primarily driven by lower expected losses resulting from an improved macroeconomic outlook in the forecast scenarios used in the allowance for credit losses model.

Credit Quality Disclosures. The following tables provide the composition of loans that are performing and nonaccrual by portfolio segment:

	September 30, 2026
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Performing	$4,386,849	$2,366,745	$9,642,038	$9,088,766	$718,611	$26,203,009
Nonaccrual	59,838	6,281	15,908	71,957	1,468	155,452
Total	$4,446,687	$2,373,026	$9,657,946	$9,160,723	$720,079	$26,358,461
Nonaccrual loans to total loans						0.59%

	June 30, 2026
(Dollars in thousands)	Single Family-Mortgage & Warehouse	Multifamily and Commercial Mortgage	Commercial Real Estate	Commercial & Industrial - Non-RE	Auto & Consumer	Total
Performing	$4,523,065	$2,479,258	$8,853,128	$9,418,504	$664,952	$25,938,907
Nonaccrual	58,707	5,032	14,723	77,143	1,525	157,130
Total	$4,581,772	$2,484,290	$8,867,851	$9,495,647	$666,477	$26,096,037
Nonaccrual loans to total loans						0.60%
There were no nonaccrual loans without an allowance for credit losses as of September 30, 2026 and June 30, 2026. There was no interest income recognized on nonaccrual loans in the three months ended September 30, 2026 and 2025. Loans reaching 90 days past due are generally placed on nonaccrual status and risk rated as substandard or doubtful. Loans not yet reaching 90 days past due may be placed on nonaccrual status based on management’s assessment of the aging of contractual principal amounts due, among other factors.
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

	September 30, 2026
	Loans Held for Investment by Fiscal Year of Origination						Revolving Loans	Total
(Dollars in thousands)	2027	2026	2025	2024	2023	Prior
Single Family-Mortgage & Warehouse
Pass	$257,341	$863,818	$388,085	$139,748	$349,889	$1,635,542	$668,280	$4,302,703
Special Mention	—	—	—	—	1,585	29,001	34,560	65,146
Substandard	—	—	17,035	—	537	61,266	—	78,838
Doubtful	—	—	—	—	—	—	—	—
Total	257,341	863,818	405,120	139,748	352,011	1,725,809	702,840	4,446,687
Year-to-date gross charge-offs	—	—	1,296	94	—	—	—	1,390
Multifamily and Commercial Mortgage
Pass	71,143	221,498	74,699	17,633	422,919	1,533,495		2,341,387
Special Mention	—	—	—	—	—	6,899	—	6,899
Substandard	—	—	—	—	—	24,740	—	24,740
Doubtful	—	—	—	—	—	—	—	—
Total	71,143	221,498	74,699	17,633	422,919	1,565,134	—	2,373,026
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—
Commercial Real Estate
Pass	401,506	3,355,479	2,852,094	872,186	618,687	41,170	1,459,184	9,600,306
Special Mention	—	—	—	—	—	27,128	—	27,128
Substandard	—	—	—	—	1,185	14,722	14,605	30,512
Doubtful	—	—	—	—	—	—	—	—
Total	401,506	3,355,479	2,852,094	872,186	619,872	83,020	1,473,789	9,657,946
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—
Commercial & Industrial - Non-RE
Pass	556,466	2,195,292	1,022,565	771,179	160,999	190,987	3,963,300	8,860,788
Special Mention	753	33,529	23,720	21,078	2,107	14,508	19,868	115,563
Substandard	861	15,045	7,505	44,849	5,229	55,662	54,831	183,982
Doubtful	—	158	—	—	—	232	—	390
Total	558,080	2,244,024	1,053,790	837,106	168,335	261,389	4,037,999	9,160,723
Year-to-date gross charge-offs	78	1,656	1,367	66,200	571	418	—	70,290
Auto & Consumer
Pass	113,867	336,000	141,196	29,401	36,035	61,044	—	717,543
Special Mention	—	329	353	37	175	153	—	1,047
Substandard	—	353	412	27	227	470	—	1,489
Doubtful	—	—	—	—	—	—	—	—
Total	113,867	336,682	141,961	29,465	36,437	61,667	—	720,079
Year-to-date gross charge-offs	—	983	635	133	7	468	—	2,226
Total
Pass	1,400,323	6,972,087	4,478,639	1,830,147	1,588,529	3,462,238	6,090,764	25,822,727
Special Mention	753	33,858	24,073	21,115	3,867	77,689	54,428	215,783
Substandard	861	15,398	24,952	44,876	7,178	156,860	69,436	319,561
Doubtful	—	158	—	—	—	232	—	390
Total	$1,401,937	$7,021,501	$4,527,664	$1,896,138	$1,599,574	$3,697,019	$6,214,628	$26,358,461
As a % of total gross loans	5.3%	26.6%	17.2%	7.2%	6.1%	14.0%	23.6%	100%
Year-to-date gross charge-offs	$78	$2,639	$3,298	$66,427	$578	$886	$—	$73,906

	June 30, 2026
	Loans Held for Investment by Fiscal Year of Origination						Revolving Loans	Total
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior
Single Family-Mortgage & Warehouse
Pass	$968,427	$419,519	$164,739	$360,370	$912,712	$834,773	$791,650	$4,452,190
Special Mention	—	2,130	—	2,475	19,317	27,748	1,132	52,802
Substandard	—	18,331	1,015	539	19,797	37,098	—	76,780
Doubtful	—	—	—	—	—	—	—	—
Total	968,427	439,980	165,754	363,384	951,826	899,619	792,782	4,581,772
Year-to-date gross charge-offs	—	—	65	—	48	391	—	504
Multifamily and Commercial Mortgage
Pass	219,953	74,875	17,667	514,228	728,167	890,900		2,445,790
Special Mention	3,708	—	—	2,201	9,033	—	—	14,942
Substandard	—	—	—	2,256	18,428	2,874	—	23,558
Doubtful	—	—	—	—	—	—	—	—
Total	223,661	74,875	17,667	518,685	755,628	893,774	—	2,484,290
Year-to-date gross charge-offs	—	—	—	423	—	4,902	—	5,325
Commercial Real Estate
Pass	3,236,196	2,751,766	906,348	610,616	11,170	28,958	1,261,496	8,806,550
Special Mention	—	—	—	—	27,128	—	—	27,128
Substandard	3,660	—	—	1,185	—	14,723	14,605	34,173
Doubtful	—	—	—	—	—	—	—	—
Total	3,239,856	2,751,766	906,348	611,801	38,298	43,681	1,276,101	8,867,851
Year-to-date gross charge-offs	—	—	—	—	—	4	—	4
Commercial & Industrial - Non-RE
Pass	2,614,903	1,171,686	804,879	190,672	139,711	48,857	4,171,779	9,142,487
Special Mention	11,324	22,611	27,564	2,273	614	14,106	8,616	87,108
Substandard	9,044	12,485	134,367	12,537	74,218	756	22,051	265,458
Doubtful	532	—	—	—	—	62	—	594
Total	2,635,803	1,206,782	966,810	205,482	214,543	63,781	4,202,446	9,495,647
Year-to-date gross charge-offs	1,680	3,346	2,997	796	24,795	990	—	34,604
Auto & Consumer
Pass	360,417	154,924	32,374	42,577	59,571	14,465	—	664,328
Special Mention	110	170	18	78	199	20	—	595
Substandard	538	406	27	98	349	136	—	1,554
Doubtful	—	—	—	—	—	—	—	—
Total	361,065	155,500	32,419	42,753	60,119	14,621	—	666,477
Year-to-date gross charge-offs	1,096	3,200	421	1,600	1,342	1,057	—	8,716
Total
Pass	7,399,896	4,572,770	1,926,007	1,718,463	1,851,331	1,817,953	6,224,925	25,511,345
Special Mention	15,142	24,911	27,582	7,027	56,291	41,874	9,748	182,575
Substandard	13,242	31,222	135,409	16,615	112,792	55,587	36,656	401,523
Doubtful	532	—	—	—	—	62	—	594
Total	$7,428,812	$4,628,903	$2,088,998	$1,742,105	$2,020,414	$1,915,476	$6,271,329	$26,096,037
As a % of total gross loans	28.5%	17.7%	8.0%	6.7%	7.7%	7.3%	24.0%	100%
Total year-to-date gross charge-offs	$2,776	$6,546	$3,483	$2,819	$26,185	$7,344	$—	$49,153

The following tables provide the aging of loans by portfolio segment:

	September 30, 2026
(Dollars in thousands)	Current	30-59 Days	60-89 Days	90+ Days	Total
Single Family-Mortgage & Warehouse	$4,354,919	$19,117	$17,793	$54,858	$4,446,687
Multifamily and Commercial Mortgage	2,368,423	—	2,305	2,298	2,373,026
Commercial Real Estate	9,642,038	—	1,185	14,723	9,657,946
Commercial & Industrial - Non-RE	9,076,122	18,460	5,646	60,495	9,160,723
Auto & Consumer	715,269	2,884	1,159	767	720,079
Total	$26,156,771	$40,461	$28,088	$133,141	$26,358,461
As a % of total gross loans	99.23%	0.15%	0.11%	0.51%	100%

	June 30, 2026
(Dollars in thousands)	Current	30-59 Days	60-89 Days	90+ Days	Total
Single Family-Mortgage & Warehouse	$4,517,180	$4,142	$2,755	$57,695	$4,581,772
Multifamily and Commercial Mortgage	2,476,985	3,407	—	3,898	2,484,290
Commercial Real Estate	8,853,128	—	—	14,723	8,867,851
Commercial & Industrial - Non-RE	9,347,305	30,302	35,723	82,317	9,495,647
Auto & Consumer	660,928	4,023	667	859	666,477
Total	$25,855,526	$41,874	$39,145	$159,492	$26,096,037
As a % of total gross loans	99.08%	0.16%	0.15%	0.61%	100%
Loans reaching 90 or more days past due are generally placed on nonaccrual. As of both September 30, 2026 and June 30, 2026 there were no loans over 90 days past due and still accruing interest.
Single family mortgage loans in process of foreclosure were $45.0 million and $47.1 million as of September 30, 2026 and June 30, 2026, respectively.
Direct Financing Leases and Sales-Type Leases. The Company acts as a lessor in certain direct financing leases and sales-type leases, which are included in Commercial & Industrial - Non-RE in the preceding tables. The following table presents the aggregate interest income earned under direct financing and sales-type leases for the periods presented. For additional information on these leases, see Note 1—“Organizations and Summary of Significant Accounting Policies” in the 2026 Form 10-K.

	For the Three Months Ended September 30,
(Dollars in thousands)	2026	2025
Lease interest income	$36,457	$6,156
6.    DERIVATIVES
For additional information on the Company’s derivative instruments, see Note 1—“Organizations and Summary of Significant Accounting Policies,” Note 3—“Fair Value” and Note 6—“Derivatives” in the 2026 Form 10-K and Note 1—“Summary of Significant Accounting Policies,” Note 3—“Fair Value” and Note 7— “Offsetting of Derivatives and Securities Financing Agreements” herein.
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

	September 30, 2026			June 30, 2026
		Fair Value			Fair Value
(Dollars in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate contracts[1]	$2,250,000	$484	$3,071	$750,000	$14,731	$—
Derivatives not designated as hedging instruments
Interest rate contracts[1]	2,522,423	29,020	72,715	2,448,757	2,087	52,287
Foreign exchange contracts	122,044	247	125	131,812	123	222
Total derivatives	$4,894,467	$29,751	$75,911	$3,330,569	$16,941	$52,509
1 Derivative Assets are presented net of $83.9 million and $52.3 million of variation margin on centrally-cleared derivatives as of September 30, 2026 and June 30, 2026, respectively.
Derivatives designated as fair value hedging instruments
The following table presents pre-tax fair value gains/(losses) on derivative instruments used in fair value hedge accounting relationships and the change in fair value of the hedged item. For additional information on the Company’s designated fair value hedges, see Note 1 —“Summary of Significant Accounting Policies.”

	For the Three Months Ended September 30,
(Dollars in thousands)	2026	2025
Change in fair value of derivative instruments	$22,236	$—
Change in fair value of hedged items	$(22,236)	$—

The following table presents the carrying amount of available-for-sale securities in designated fair value hedge relationships and the cumulative amount of fair value hedge basis adjustments.

	As of September 30, 2026		As of June 30, 2026
(Dollars in thousands)	Amortized Cost	Cumulative Amount of Basis Adjustments[1]	Amortized Cost	Cumulative Amount of Basis Adjustments[1]
Available-for-sale securities—United States Treasury securities	$710,060	$(36,675)	$732,118	$(14,439)

1 The cumulative amount of basis adjustments relates to active fair value hedges.
Derivatives designated as cash flow hedging instruments
The following table presents the changes in OCI related to derivative instruments used in cash flow hedge accounting relationships.

	For the Three Months Ended September 30,
(Dollars in thousands)	2026	2025
Amounts recorded in other comprehensive income	$(2,587)	$374
Amounts reclassified from AOCI to income	(1,780)	(1,118)
Total change in OCI for period	$(4,367)	$(744)

    The Company did not experience any forecasted transactions that failed to occur during the three months ended September 30, 2026 or 2025. There are no amounts excluded from the assessment of hedge effectiveness.
As of September 30, 2026, the Company expects that approximately $6.5 million of pre-tax net gains related to its cash flow hedges recorded in AOCI will be recognized in income over the next 12 months. For the Company’s cash flow hedges, the maximum length of time over which forecasted transactions will be recognized is approximately 2.0 years.

Derivatives not designated as hedging instruments
The following table presents the pre-tax gains/(losses) related to the Company’s derivative instrument activity recognized in the Condensed Consolidated Statements of Income:

	For the Three Months Ended September 30,
(Dollars in thousands)	2026	2025
Interest rate contracts
Banking and service fees	$146	$(558)
Mortgage banking and servicing rights income	(184)	417
Foreign exchange contracts
Banking and service fees	221	539
The aggregate foreign exchange transaction gain/loss for the three months ended September 30, 2026 was a gain of approximately $0.4 million, and was a gain of approximately $0.5 million for the three months ended September 30, 2025.
7.    OFFSETTING OF DERIVATIVES AND SECURITIES FINANCING AGREEMENTS
The Company enters into derivatives transactions as part of its mortgage banking activities, market making activity in interest rate swap and cap derivatives to facilitate customer demand and hedging activities related to interest rate and foreign exchange risk management, and enters into securities borrowed and securities loaned transactions to facilitate customer match-book activity, cover short positions and support customer securities lending. For additional information on offsetting see Note 7—“Offsetting of Derivatives and Securities Financing Agreements” in the 2026 Form 10-K.
The following tables present information about the offsetting of these instruments and related collateral amounts:

	September 30, 2026
(Dollars in thousands)	Gross Assets / Liabilities	Amounts Offset	Net Balance Sheet Amount	Financial Collateral	Cash Collateral	Net Assets / Liabilities
Assets:
Securities borrowed	$190,831	$—	$190,831	$190,831	$—	$—
Other Assets — Derivative Assets[1]	29,751	—	29,751	469	26,760	2,522
Liabilities:
Securities loaned	$238,502	$—	$238,502	$238,502	$—	$—
Accounts Payable and Other Liabilities — Derivative Liabilities	75,911	—	75,911	469	3,000	72,442

	June 30, 2026
(Dollars in thousands)	Gross Assets / Liabilities	Amounts Offset	Net Balance Sheet Amount	Financial Collateral	Cash Collateral	Net Assets / Liabilities
Assets:
Securities borrowed	$163,462	$—	$163,462	$163,462	$—	$—
Other Assets — Derivative Assets[1]	16,941	—	16,941	1,297	12,040	3,604
Liabilities:
Securities loaned	$194,729	$—	$194,729	$194,729	$—	$—
Accounts Payable and Other Liabilities — Derivative Liabilities	52,509	—	52,509	1,104	291	51,114
1 Gross amounts of Other Assets - Derivative Assets are presented net of $83.9 million and $52.3 million of variation margin on centrally-cleared derivatives as of September 30, 2026 and June 30, 2026, respectively.

The Company loans equity securities under securities lending agreements. As of both periods presented, these agreements have an overnight and open maturity classification.

8.    STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
The Company has an equity incentive plan, the Amended and Restated 2014 Stock Incentive Plan (the “2014 Plan”), which provides for the granting of non-qualified and incentive stock options, restricted stock and restricted stock units (“RSUs”), stock appreciation rights and other awards to employees, directors and consultants. The Company also has an employment agreement with its Chief Executive Officer that provides for an award of RSUs. For additional information regarding the Company’s stock-based compensation plans, see Note 17—“Stock-Based Compensation” in the 2026 Form 10-K.
At September 30, 2026, 1,858,601 shares of common stock were authorized for future awards under the 2014 Plan. As of September 30, 2026, the total compensation cost not yet recognized related to non-vested awards was $134.9 million, which is expected to be recognized over a weighted-average period of 1.3 years.
The following table presents the status and changes in RSUs:

	RSUs	Weighted-Average Grant-Date Fair Value
Non-vested balance at June 30, 2026	1,335,483	$71.42
Granted	264,760	93.97
Vested	(200,859)	62.29
Forfeited	(26,391)	73.99
Non-vested balance at September 30, 2026	1,372,993	$76.98
The total fair value of shares vested for the three months ended September 30, 2026 and September 30, 2025 was $18.7 million and $22.8 million, respectively.
Common Stock Repurchase Program
The following table presents common stock repurchases:

	For the Three Months Ended September 30,
(Dollars in thousands, except per share data)	2026	2025
Total repurchase	$7,002	$—
Number of shares repurchased	80,561	—
Average price paid per share	$86.92	$—
As of September 30, 2026, there was $119.1 million of share repurchase authorization remaining under the Company’s common stock repurchase program. Of the repurchases made during the three months ended September 30, 2026, $3.0 million or 34,927 common shares were traded on September 30, 2026 but settled in October 2026. The Company repurchased an additional 79,695 shares for approximately $7.0 million from October 1, 2026 through October 23, 2026. The share repurchase program will continue in effect until terminated by the Board of Directors of the Company. For additional information regarding the Company’s share repurchase program, see Note 16—“Stockholders' Equity” in the 2026 Form 10-K.
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

Accumulated Other Comprehensive Income
AOCI includes the after-tax change in unrealized gains and losses on investment securities and cash flow hedging activities.

	For the Three Months Ended September 30, 2026
(Dollars in thousands)	Unrealized gain (loss) on available-for-sale securities	Cash flow hedges	Accumulated other comprehensive income
Balance at June 30, 2026	$(649)	$4,563	$3,914
Other comprehensive income/(loss)	589	(3,057)	(2,468)
Balance at September 30, 2026	$(60)	$1,506	$1,446

	For the Three Months Ended September 30, 2025
(Dollars in thousands)	Unrealized gain (loss) on available-for-sale securities	Cash flow hedges	Accumulated other comprehensive income
Balance at June 30, 2025	$(780)	$1,128	$348
Other comprehensive income/(loss)	254	(538)	(284)
Balance at September 30, 2025	$(526)	$590	$64

The following table presents the pre-tax and after-tax changes in the components of other comprehensive income.

	For the Three Months Ended September 30, 2026			For the Three Months Ended September 30, 2025
(Dollars in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gain/(loss) on investment securities:
Net unrealized gains/(losses) arising during the period	$812	$(223)	$589	$350	$(96)	$254
Reclassification adjustment for realized (gains)/losses included in net income	—	—	—	—	—	—
Net change	$812	$(223)	$589	$350	$(96)	$254
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	$(2,587)	$776	$(1,811)	$374	$(104)	$270
Reclassification adjustment for realized (gains)/losses included in net income	(1,780)	534	(1,246)	(1,118)	310	(808)
Net change	(4,367)	1,310	(3,057)	(744)	206	(538)
Total other comprehensive income/(loss)	$(3,555)	$1,087	$(2,468)	$(394)	$110	$(284)

9.     EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings per common share (“EPS”):

	Three Months Ended
	September 30,
(Dollars in thousands, except per share data)	2026	2025
Earnings Per Common Share
Net income	$129,648	$112,352
Average common shares issued and outstanding	56,756,005	56,512,587
Earnings per common share	$2.28	$1.99
Diluted Earnings Per Common Share
Average common shares issued and outstanding	56,756,005	56,512,587
Dilutive effect of average unvested RSUs	798,930	1,270,241
Average dilutive common shares outstanding	57,554,935	57,782,828
Diluted earnings per common share	$2.25	$1.94
Weighted average antidilutive common stock equivalents (excluded from the computation of EPS)	3,472	33,122
    For further information regarding the Company’s EPS calculation, see Note 18—“Earnings per Common Share” in the 2026 Form 10-K.

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

(dollars in thousands)	September 30, 2026
Commitments to fund loans	$6,443,458
Commitments to sell loans	$5,825
Standby letters of credit	$16,745
Commitments to contribute capital - Non-LIHTC	$3,269
In addition, the Company has $51.3 million of commitments to contribute capital to low-income housing tax credit (“LIHTC”) investments included in “Accounts payable and other liabilities” on the Condensed Consolidated Balance Sheets. See Note 11—“Other Assets” for additional information on LIHTC investments.
In the normal course of business, Axos Clearing LLC’s (“Axos Clearing”) customer activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose Axos Clearing to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and Axos Clearing has to purchase or sell the financial instrument underlying the contract at a loss. Axos Clearing’s clearing agreements with broker-dealers for which it provides clearing services require them to indemnify Axos Clearing if customers fail to satisfy their contractual obligation.
Litigation. A consolidated derivative action, In re BofI Holding, Inc., Case No. 15cv2722GPC (KSC), was originally filed in the United States District Court for the Southern District of California (the “Derivative Action”) on December 3, 2015. The complaint in the Derivative Action set forth allegations made in a related and since concluded employment action, Erhart v. BofI Holding Inc., No. 15cv2287 BAS (NLS) (S.D. Cal.) (the “Employment Action”) brought by a former employee of the Company and was stayed pending resolution of the Employment Action. On January 2, 2024, the Derivative Action plaintiff filed a Third Amended Complaint. The Derivative Action defendants filed a Motion to Dismiss the Third Amended Complaint on April 4, 2025. A hearing on the motion was held on June 26, 2025. On September 18, 2025, the court granted defendants’ motion to dismiss with prejudice citing Plaintiff’s failure to plead demand futility. On October 17, 2025, Plaintiff filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit, which appeal is pending. The Derivative Action defendants dispute, and intend to continue vigorously defending against, the allegations raised in the Third Amended Complaint. The Derivative Action plaintiff seeks damages on behalf of the Company with respect to the Employment Action and also seeks damages on behalf of the Company in connection with a now settled securities class action that was also based upon allegations made in the Employment Action and settled within available insurance coverage, without requiring changes in operations or attribution of wrongdoing to the Company, its management, or its directors.
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
11.        OTHER ASSETS
“Other Assets” in the Condensed Consolidated Balance Sheets primarily comprises bank-owned life insurance (“BOLI”), accrued interest receivable, derivatives, net deferred income tax assets, premises, furniture, equipment and software, equipment under operating leases, right-of-use lease assets, LIHTC investments and other receivables. For additional information on other assets, see Note 9—“Other Assets” in the 2026 Form 10-K. For additional information on accrued interest receivable, see Note 5—“Loans & Allowance for Credit Losses,” and for additional information on derivatives, see Note 6—“Derivatives.”
LIHTC Investments. The Company recognized the following income and tax benefits for its LIHTC investments.

	For the Three Months Ended September 30,
(Dollars in thousands)	2026	2025
Tax credits recognized	$2,390	$2,282
Other tax benefits recognized	796	1,090
Amortization	(2,407)	(2,564)
Net benefit (expense) included in income tax expense	779	808
Other income (loss) included in banking and service fees	10	9
Net benefit (expense) included in the Condensed Consolidated Statements of Income	$789	$817
The Company recognized the following investments on its balance sheets.

(Dollars in thousands)	As of September 30, 2026	As of June 30, 2026
LIHTC investments	$98,481	$100,889
LIHTC unfunded commitments[1]	$51,313	$53,208
1LIHTC unfunded commitments are included in “Accounts Payable and Other Liabilities” on the Condensed Consolidated Balance Sheets.
For the three months ended September 30, 2026 and 2025, there have been no significant modifications or events that resulted in the change in the nature of the LIHTC investments or any changes in the relationship with the underlying project.
For the three months ended September 30, 2026 and 2025, there has been no impairment loss recognized from the forfeiture or ineligibility of income tax credits.
Operating Leases—Lessor. The following table summarizes operating lease income recognized by the Company as lessor under operating lease arrangements for the periods presented. Operating lease income is included in “Banking and service fees” in the Condensed Consolidated Statements of Income. For additional information on the Company as a lessor under operating lease agreements, see Note 1—“Organizations and Summary of Significant Accounting Policies” in the 2026 Form 10-K.

	For the Three Months Ended September 30,
(Dollars in thousands)	2026	2025
Operating lease income	$16,983	$—

12.        VARIABLE INTEREST ENTITIES
The Company consolidated the results of operations and financial position of three lending-related entities, which it considers VIEs. The Company consolidated these VIEs because it or its subsidiaries is deemed to be the primary beneficiary since the Company or its subsidiaries has the power to direct the loan servicing or portfolio management activities, which are the activities that most significantly affect the VIEs’ economic performance, and the Company or its subsidiaries has the obligation to absorb the majority of the losses or benefits through ownership of all of the secured financings issued by the trusts. For these VIEs, the loans transferred to the VIEs are pledged as collateral and may only be used to settle the related secured financings.

In addition, through its acquisition of Verdant, the Company acquired additional variable interests in certain securitization entities. Following the acquisition, the Company performed an assessment and determined it continues to direct the activities that most significantly affect the acquired VIEs’ economic performance, and the Company has the obligation to absorb the majority of the losses or benefits of such acquired variable interests. As a result, the Company determined it is the primary beneficiary and continues to consolidate the VIEs as of September 30, 2026. For these VIEs, including those acquired in the Verdant acquisition, the loans transferred to the VIEs are pledged as collateral to the related secured financings. Additionally, the liabilities issued by the consolidated VIEs are non-recourse to the Company.
The following table provides a summary of the assets and liabilities of consolidated VIEs in the Company’s Condensed Consolidated Balance Sheets.

(Dollars in thousands)	As of September 30, 2026	As of June 30, 2026
Restricted cash	$29,767	$30,306
Loans—net of allowance for credit losses	1,271,441	1,347,670
Other assets	144,710	156,584
Secured financings	511,647	576,680
Accounts payable and other liabilities	26,251	25,929

As part of its securitization activities, Verdant issued a series of notes to provide additional financing to its business. The notes outstanding as of September 30, 2026 are included in “Secured financings” in the Company’s Condensed Consolidated Balance Sheet and are summarized in the below table. On September 14, 2026, the Company redeemed 100% of the outstanding principal of all outstanding classes of the Series 2022-01 note issuance.

				Outstanding Principal (Dollars in thousands)
Series	Classes	Interest Rate Range	Final Maturity Date / Range	As of September 30, 2026	As of June 30, 2026
2022-01	Class A, B, C, D	Not applicable	Not applicable	$—	$8,494
2023-01	Class A-1, A-2, B, C, D	6.05% to 7.75%	January 2031	77,481	90,837
2024-01	Class A-1, A-2, B, C, D	5.68% to 7.23%	December 2031	144,599	162,041
2025-01	Class A-1, A-2, A-3, B, C, D	4.85% to 6.49%	March 2028 to May 2033	282,546	307,166
Total				$504,626	$568,538
For additional information on the Verdant acquisition, see Note 2—“Acquisitions.”

13.        SEGMENT REPORTING AND REVENUE INFORMATION
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
The Company evaluates performance and allocates resources based on pre-tax profit or loss from operations in conjunction with its corporate strategy. Salaries and related costs represent the significant segment expense that is regularly provided to the CODM. For more information on the Company’s operating segments, see Note 23—“Segment Reporting” in the 2026 Form 10-K.
In order to reconcile the two segments to the consolidated totals, the Company includes corporate activities and intercompany eliminations. The following tables present the operating results, goodwill, and assets of the segments:

	For the Three Months Ended September 30, 2026
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$325,573	$10,642	$(4,959)	$331,256
Provision for credit losses	24,500	—	—	24,500
Non-interest income[1]	40,022	30,498	(6,705)	63,815
Salaries and related costs	61,887	14,994	7,922	84,803
Other segment expense[2]	103,095	15,890	(8,378)	110,607
Total non-interest expense[1]	164,982	30,884	(456)	195,410
Income before taxes	$176,113	$10,256	$(11,208)	$175,161

	For the Three Months Ended September 30, 2025
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$287,200	$8,194	$(4,344)	$291,050
Provision for credit losses	17,255	—	—	17,255
Non-interest income[1]	12,375	29,457	(9,492)	32,340
Salaries and related costs	55,340	14,750	6,515	76,605
Other segment expense[2]	73,153	14,617	(8,129)	79,641
Total non-interest expense[1]	128,493	29,367	(1,614)	156,246
Income before taxes	$153,827	$8,284	$(12,222)	$149,889
[1] Includes $10.3 million and $9.7 million for the three months ended September 30, 2026 and 2025, respectively, of non-interest income earned by the Securities Business Segment and non-interest expense incurred by the Banking Business Segment for cash sorting fees related to deposits sourced from Securities Business Segment customers.
[2] Other segment expense includes the non-interest expenses other than salaries and related costs as presented in the Condensed Consolidated Statements of Income.

	As of September 30, 2026
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Goodwill	$82,378	$59,953	$2,203	$144,534
Total Assets	$29,919,862	$914,568	$10,531	$30,844,961

	As of June 30, 2026
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Goodwill	$82,378	$59,953	$1,999	$144,330
Total Assets	$29,031,564	$850,860	$79,445	$29,961,869

Revenue Information. The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Accounting Standards Codification (“ASC”) 606 for the periods indicated. For additional information on the Company’s recognition of revenue and ASC 606, see Note 1—“Organizations and Summary of Significant Accounting Policies” in the 2026 Form 10-K.

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2026	2025
Advisory fee income	$9,370	$8,525
Broker-dealer clearing fees	5,549	5,814
Deposit service fees	3,174	1,168
Card fees and other	1,197	516
Banking and service fees	601	569
Non-interest income (in-scope of ASC 606)	19,891	16,592
Non-interest income (out-of-scope of ASC 606)	43,924	15,748
Total non-interest income	$63,815	$32,340

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of Axos Financial, Inc. and subsidiaries (collectively, “we”, “us” or the “Company”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our financial information in our 2026 Form 10-K, and the interim unaudited condensed consolidated financial statements and notes thereto contained in this report.
Some matters discussed in this report may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements can be identified by the use of terminology such as “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to, among other things, the Company’s financial prospects and other projections of our performance and asset quality, our deposit balances and capital ratios, our ability to continue to grow profitably and increase our business, our ability to continue to diversify lending and deposit franchises, the anticipated timing and financial performance of other offerings, initiatives, and acquisitions, expectations of the environment in which we operate and projections of future performance. Actual results and the timing of events could differ materially from those expressed or implied in such forward-looking statements as a result of risks and uncertainties, including without limitation our ability to successfully integrate acquisitions and realize the anticipated benefits of the transactions, changes in the interest rate environment, monetary policy, inflation, tariffs, government regulation, general economic conditions, changes in the competitive marketplace, conditions in the real estate markets in which we operate, risks associated with credit quality, our ability to attract and retain deposits and access other sources of liquidity, and the outcome and effects of litigation and other factors beyond our reasonable control. These and other risks and uncertainties are discussed under the heading “Item 1A. Risk Factors” herein and in our 2026 Form 10-K, which has been filed with the SEC, could cause actual results to differ materially from those expressed or implied in any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. All forward-looking statements are qualified in their entirety by this cautionary statement, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this report, which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing information.
General
Our Company is a technology-driven, diversified financial services company with approximately $30.8 billion in assets and approximately $48.0 billion of assets under custody and/or administration at Axos Clearing LLC (“Axos Clearing”). Our client-centric, technology platforms provide secure and scalable banking, clearing and custody, and investment advisory solutions to retail and business customers. Axos Bank (the “Bank”) provides consumer and commercial banking products through its digital online and mobile banking platforms, low-cost distribution channels and affinity partners. Our Bank offers deposit and lending products to customers nationwide including consumer and business checking, savings and time deposit accounts and single family and multifamily residential mortgages, commercial real estate mortgages and loans, fund and lender finance loans, asset-based loans, auto loans and other consumer loans. Our Bank generates non-interest income from consumer and business products, including fees from loans originated for sale, deposit account service fees, prepayment fees, as well as technology and payment transaction processing fees. We offer securities products and services to independent registered investment advisors (“RIAs”) and introducing broker dealers (“IBDs”) through Axos Clearing and Axos Advisor Services (“AAS”) and direct-to-consumer securities trading and digital investment management products through Axos Invest, Inc. (“Axos Invest”). AAS and Axos Clearing generate interest and fee income by providing comprehensive securities custody services to RIAs and clearing, stock lending and margin lending services to IBDs, respectively. Axos Invest generates fee income from self-directed securities trading and margin lending and fee income from digital wealth management services to consumers. Our common stock is listed on the New York Stock Exchange and on the NYSE Texas exchange under the ticker symbol “AX” and is a component of the Russell 2000® Index and the S&P SmallCap 600® Index, among other indices.
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
Mergers and Acquisitions
On September 30, 2025, the Company completed the acquisition of 100% of the membership interests in Verdant Commercial Capital, LLC (“Verdant”) in an all-cash transaction, which increased the Company’s scale and enhanced the Company’s existing equipment leasing business. As part of the acquisition, the Company acquired, among other assets and liabilities, approximately $1.0 billion of loans and leases (including $211.0 million of PCD assets) and $212.6 million of equipment under operating lease arrangements.
On May 2, 2026, the Bank completed its previously announced acquisition of all of the United States consumer deposits of Jenius Bank, a digital banking business of SMBC MANUBANK (“SMBC”), pursuant to the terms of the Purchase and Assumption Agreement, dated February 12, 2026. The Bank acquired approximately $2.3 billion of deposits from Jenius Bank and received cash, less a negotiated premium.
On July 20, 2026, the Company acquired Arc Technologies, Inc., a financial technology platform providing cash management and capital markets solutions, which expands the Company’s AI capabilities and enhances its ability to serve small businesses.
On September 21, 2026, the Company completed its previously announced acquisition of individual retirement accounts deposited into associated savings and certificate of deposit accounts from Capital One, National Association, pursuant to the terms of the Purchase and Assumption Agreement, dated April 22, 2026. The Company acquired approximately $1.8 billion of IRA deposits from Capital One and received cash for the aggregate deposit balance, less a negotiated premium.
For additional information on certain acquisitions, see Note 2, “Acquisitions” in the accompanying interim condensed consolidated financial statements.
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

Critical accounting estimates are those we consider most important to the portrayal of our financial condition and results of operations because they require our most difficult judgments, often as a result of the need to make estimates that are inherently uncertain. Our critical accounting estimates are described in detail in the 2026 Form 10-K in Note 1—“Organizations and Summary of Significant Accounting Policies” and Item 7—“Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.”

USE OF NON-GAAP FINANCIAL MEASURES
In addition to the results presented in accordance with GAAP, this report includes the non-GAAP financial measures adjusted earnings, adjusted diluted earnings per common share (“Adjusted EPS”), and tangible book value per common share. Non-GAAP financial measures have inherent limitations, may not be comparable to similarly titled measures used by other companies and are not audited. Readers should be aware of these limitations and should be cautious as to their reliance on such measures. As noted below with respect to each measure, we believe the non-GAAP financial measures disclosed in this report enhance investors’ understanding of, and the comparability of, our ongoing business and performance, and our management uses these non-GAAP measures when it internally evaluates the performance of our business and makes operating decisions. However, these non-GAAP measures should not be considered in isolation, or as a substitute for GAAP basis financial measures.
We define “adjusted earnings”, a non-GAAP financial measure, as net income without the after-tax impact of non-recurring acquisition-related items (including amortization of intangible assets related to acquisitions) and other costs (unusual or non-recurring charges). Adjusted EPS, a non-GAAP financial measure, is calculated by dividing non-GAAP adjusted earnings by the average number of diluted common shares outstanding during the period. We believe the non-GAAP measures of adjusted earnings and Adjusted EPS provide useful information about the Company’s operating performance. We believe excluding the non-recurring acquisition-related costs and other costs provides investors with an alternative understanding of our core business.
Below is a reconciliation of net income, the nearest comparable GAAP measure, to adjusted earnings and adjusted EPS (Non-GAAP):

	For the Three Months Ended September 30,
(Dollars in thousands, except per share data)	2026	2025
Net income	$129,648	$112,352
Acquisition-related costs[1]	7,012	2,941
Verdant acquisition - Provision for credit losses	—	7,765
Income tax effect	(1,822)	(2,681)
Adjusted earnings (Non-GAAP)	$134,838	$120,377

Average dilutive common shares outstanding	57,554,935	57,782,828

Diluted EPS	$2.25	$1.94
Acquisition-related costs[1]	0.12	0.05
Verdant acquisition - Provision for credit losses	—	0.13
Income tax effect	(0.03)	(0.05)
Adjusted EPS (Non-GAAP)	$2.34	$2.07
1 Acquisition-related costs include amortization of intangible assets, and for the three months ended September 30, 2025, also include $1.3 million of acquisition-related costs associated with the Verdant acquisition.
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
Below is a reconciliation of total stockholders’ equity, the nearest comparable GAAP measure, to tangible book value (Non-GAAP):

(Dollars in thousands, except per share data)	September 30, 2026	June 30, 2026	September 30, 2025
Common stockholders’ equity	$3,288,794	$3,166,418	$2,793,121
Less: servicing rights, carried at fair value	26,469	25,653	26,243
Less: goodwill and other intangible assets—net	271,505	249,317	205,747
Tangible book value (Non-GAAP)	$2,990,820	$2,891,448	$2,561,131

Common shares outstanding at end of period	56,777,418	56,734,049	56,643,547

Book value per common share	57.92	55.81	49.31
Less: servicing rights, carried at fair value per common share	0.47	0.45	0.46
Less: goodwill and other intangible assets—net per common share	4.77	4.40	3.63
Tangible book value per common share (Non-GAAP)	$52.68	$50.96	$45.22

SELECTED FINANCIAL INFORMATION

(Dollars in thousands, except per share data)	September 30, 2026	June 30, 2026	September 30, 2025
Selected Balance Sheet Data:
Total assets	$30,844,961	$29,961,869	$27,431,817
Loans—net of allowance for credit losses	25,912,024	25,595,403	22,635,137
Allowance for credit losses	304,361	347,375	307,431
Available-for-sale securities	780,585	803,667	57,798
Securities borrowed	190,831	163,462	182,518
Customer, broker-dealer and clearing receivables	320,416	347,944	263,095
Total deposits	25,413,197	24,565,392	22,264,753
Advances from the Federal Home Loan Bank	60,000	154,000	60,000
Secured financings	511,647	576,680	782,423
Borrowings, subordinated notes and debentures	343,166	342,915	510,064
Securities loaned	238,502	194,729	204,620
Customer, broker-dealer and clearing payables	386,792	365,792	385,821
Total stockholders’ equity	$3,288,794	$3,166,418	$2,793,121

Common shares outstanding at end of period	56,777,418	56,734,049	56,643,547
Common shares issued at end of period	72,140,489	71,939,630	71,356,152

Per Common Share Data:
Book value per common share	$57.92	$55.81	$49.31
Tangible book value per common share (Non-GAAP)[1]	$52.68	$50.96	$45.22

Capital Ratios:
Equity to assets at end of period	10.66%	10.57%	10.18%
Axos Financial, Inc.:
Tier 1 leverage (to adjusted average assets)	10.15%	9.94%	10.26%
Common equity tier 1 capital (to risk-weighted assets)	12.22%	11.76%	11.66%
Tier 1 capital (to risk-weighted assets)	12.22%	11.76%	11.66%
Total capital (to risk-weighted assets)	14.81%	14.39%	15.20%
Axos Bank:
Tier 1 leverage (to adjusted average assets)	9.35%	9.24%	9.69%
Common equity tier 1 capital (to risk-weighted assets)	11.33%	10.93%	11.37%
Tier 1 capital (to risk-weighted assets)	11.33%	10.93%	11.37%
Total capital (to risk-weighted assets)	12.48%	12.10%	12.62%

	As of or for the Three Months Ended September 30,
(Dollars in thousands, except per share data)	2026	2025
Selected Income Statement Data:
Interest and dividend income	$517,077	$465,736
Interest expense	185,821	174,686
Net interest income	331,256	291,050
Provision for credit losses	24,500	17,255
Net interest income, after provision for credit losses	306,756	273,795
Non-interest income	63,815	32,340
Non-interest expense	195,410	156,246
Income before income taxes	175,161	149,889
Income taxes	45,513	37,537
Net income	$129,648	$112,352

Weighted average number of common shares outstanding:
Basic	56,756,005	56,512,587
Diluted	57,554,935	57,782,828

Per Common Share Data:
Net income:
Basic	$2.28	$1.99
Diluted	$2.25	$1.94
Adjusted diluted earnings per common share (Non-GAAP)[1]	$2.34	$2.07

Performance Ratios and Other Data:
Growth in loans held for investment, net	$316,621	$1,585,527
Loan originations for sale	$47,342	$47,122
Return on average assets	1.72%	1.77%
Return on average common stockholders’ equity	15.66%	15.94%
Interest rate spread[2]	3.91%	3.89%
Net interest margin[3]	4.64%	4.75%
Net interest margin[3] – Banking Business Segment	4.67%	4.80%
Efficiency ratio[4]	49.46%	48.32%
Efficiency ratio[4] – Banking Business Segment	45.13%	42.89%

Asset Quality Ratios:
Net annualized charge-offs to average loans[5]	1.09%	0.11%
Nonaccrual loans to total loans	0.59%	0.74%
Non-performing assets to total assets	0.51%	0.64%
Allowance for credit losses - loans to total loans held for investment	1.16%	1.34%
Allowance for credit losses - loans to nonaccrual loans	195.79%	180.41%
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
5The increase in net annualized charge-offs to average loans for the three months ended September 30, 2026, is primarily driven by higher net charge-offs in the commercial & industrial - non-RE portfolio, predominantly related to two borrowers.

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2026 and 2025
For the three months ended September 30, 2026, we had net income of $129.6 million, or $2.25 per diluted share, compared to net income of $112.4 million, or $1.94 per diluted share, for the three months ended September 30, 2025.
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

	For the Three Months Ended,
	September 30, 2026			September 30, 2025
(Dollars in thousands)	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]	Average Balance[1]	Interest Income/ Expense	Average Yields Earned/Rates Paid[2]
Assets:
Loans[3,4]	$25,998,171	$485,881	7.48%	$21,507,709	$429,575	7.99%
Non-purchased loans	25,402,537	468,765	7.38%	20,642,301	395,362	7.66%
Purchased loans[5]	595,634	17,116	11.49%	865,408	34,213	15.81%
Interest-earning deposits in other financial institutions	1,222,070	10,823	3.54%	2,538,844	28,195	4.44%
Mortgage-backed and other securities[4]	788,771	8,334	4.23%	61,084	670	4.39%
Securities borrowed and margin lending[6]	519,029	9,798	7.55%	361,966	6,777	7.49%
Stock of the regulatory agencies	41,742	2,241	21.47%	29,600	519	7.01%
Total interest-earning assets	28,569,783	517,077	7.24%	24,499,203	465,736	7.60%
Non-interest-earning assets	1,608,214			932,414
Total assets	$30,177,997			$25,431,617
Liabilities and Stockholders’ Equity:
Interest-bearing demand and savings	$19,685,035	$159,646	3.24%	$17,177,394	$157,844	3.68%
Time deposits	629,665	5,734	3.64%	1,126,347	11,520	4.09%
Securities loaned	214,940	405	0.75%	150,456	285	0.76%
Advances from the FHLB	863,000	8,384	3.89%	60,004	313	2.09%
Secured financings	559,512	6,283	4.49%	8,505	—	—%
Borrowings, subordinated notes and debentures	352,321	5,369	6.10%	332,004	4,724	5.69%
Total interest-bearing liabilities	22,304,473	185,821	3.33%	18,854,710	174,686	3.71%
Non-interest-bearing demand deposits	3,613,936			3,024,076
Other non-interest-bearing liabilities	947,831			733,586
Stockholders’ equity	3,311,757			2,819,245
Total liabilities and stockholders’ equity	$30,177,997			$25,431,617
Net interest income		$331,256			$291,050
Interest rate spread[7]			3.91%			3.89%
Net interest margin[8]			4.64%			4.75%
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

	For the Three Months Ended
	September 30,
	2026 vs 2025
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Increase (decrease) in interest income:
Loans	$85,125	$(28,819)	$56,306
Non-purchased loans	94,236	(20,833)	73,403
Purchased loans[1]	(9,111)	(7,986)	(17,097)
Interest-earning deposits in other financial institutions	(12,491)	(4,881)	(17,372)
Mortgage-backed and other securities	7,689	(25)	7,664
Securities borrowed and margin lending	2,967	54	3,021
Stock of the regulatory agencies	286	1,436	1,722
Total increase (decrease) in interest income	$83,576	$(32,235)	$51,341
Increase (decrease) in interest expense:
Interest-bearing demand and savings	$21,765	$(19,963)	$1,802
Time deposits	(4,631)	(1,155)	(5,786)
Securities loaned	124	(4)	120
Advances from the FHLB	7,583	488	8,071
Secured financings	6,283	—	6,283
Borrowings, subordinated notes and debentures	296	349	645
Total increase (decrease) in interest expense	$31,420	$(20,285)	$11,135
1 Purchased loans include loans, loan discounts and unearned fees related to the FDIC Loan Purchase.
Net Interest Income
For the three months ended September 30, 2026, net interest income totaled $331.3 million, an increase of $40.2 million, or 13.8%, compared to net interest income of $291.1 million for the three months ended September 30, 2025. For the three months ended September 30, 2026, net interest margin decreased by 11 basis points to 4.64%, compared to the net interest margin of 4.75% for the three months ended September 30, 2025.
For the three months ended September 30, 2026, total interest and dividend income increased 11.0% from the three months ended September 30, 2025, primarily due to higher interest earned on loans, primarily reflecting higher average balances, partially offset by a $17.4 million decrease in interest income on deposits in other financial institutions.
For the three months ended September 30, 2026, total interest expense increased 6.4% from the three months ended September 30, 2025, primarily due to an increase in interest expense on FHLB advances and secured financings.
Provision for Credit Losses
The provision for credit losses was $24.5 million for the three months ended September 30, 2026 compared to $17.3 million for the three months ended September 30, 2025. The provision for credit losses consists of provisions for both funded loans and for unfunded lending commitments. The provision for credit losses for funded loans was $27.7 million for the three months ended September 30, 2026 which reflects specific reserves on certain individually assessed loans primarily in the commercial and industrial - non-RE portfolio, partially offset by a benefit in the Commercial Real Estate portfolio resulting from an improved macroeconomic outlook in the forecast scenarios used in the allowance for credit losses model.

The provision for credit losses for unfunded lending commitments was a benefit of $3.2 million, and was primarily driven by lower expected losses resulting from an improved macroeconomic outlook in the forecast scenarios used in the allowance for credit losses model. Provisions for credit losses are charged to income to bring the allowance for credit losses for loans and unfunded lending commitments to a level deemed appropriate by management based on the factors discussed under the headings “Financial Condition—Asset Quality” and “Financial Condition—Allowance for Credit Losses - Loans.”
Non-Interest Income
The following table sets forth information regarding our non-interest income:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2026	2025	Inc (Dec)
Broker-dealer fee income	$10,021	$10,948	$(927)
Advisory fee income	9,370	8,525	845
Banking and service fees	35,162	10,820	24,342
Mortgage banking and servicing rights income	2,460	1,395	1,065
Prepayment penalty fee income	6,802	652	6,150
Total non-interest income	$63,815	$32,340	$31,475
For the three months ended September 30, 2026, non-interest income increased by $31.5 million, or 97.3%. The increase is primarily attributable to higher banking and service fees, driven mainly by operating lease rental and other income from the Verdant acquisition and commercial office complex operating lease rental income, as well as higher prepayment penalty income.
Non-Interest Expense
The following table sets forth information regarding our non-interest expense:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2026	2025	Inc (Dec)
Salaries and related costs	$84,803	$76,605	$8,198
Data and operational processing	26,474	22,057	4,417
Depreciation and amortization	29,167	8,341	20,826
Advertising and promotional	13,083	12,207	876
Professional and contracted services	8,537	13,333	(4,796)
Occupancy and equipment	7,027	4,620	2,407
FDIC and regulatory fees	7,392	5,619	1,773
Broker-dealer clearing charges	4,247	4,203	44
General and administrative expense	14,680	9,261	5,419
Total non-interest expense	$195,410	$156,246	$39,164
For the three months ended September 30, 2026, non-interest expense increased $39.2 million, or 25.1%, primarily due to increases of:
•$20.8 million in depreciation and amortization primarily due to depreciation on equipment under operating leases following the Verdant acquisition and an increase in intangible amortization expense following the acquisition of deposits;
•$8.2 million in salaries and related costs primarily due to increased headcount and salaries, including the impact of the Verdant acquisition;
•$5.4 million in general and administrative expenses primarily reflecting higher loan and lease servicing and processing expenses following the Verdant acquisition; and
•$4.4 million in data and operational processing expenses as the Company continues to invest in technology to support its growth.

These increases were partially offset by a decrease of $4.8 million in professional and contracted services, primarily reflecting lower legal expenses.
Provision for Income Taxes
Income tax expense was $45.5 million for the three months ended September 30, 2026, compared to $37.5 million for the three months ended September 30, 2025. Our effective income tax rates for the three months ended September 30, 2026 and 2025 were 25.98% and 25.04%, respectively.
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
The following tables present the operating results of the segments:

	For the Three Months Ended September 30, 2026
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$325,573	$10,642	$(4,959)	$331,256
Provision for credit losses	24,500	—	—	24,500
Non-interest income	40,022	30,498	(6,705)	63,815
Non-interest expense	164,982	30,884	(456)	195,410
Income before income taxes	$176,113	$10,256	$(11,208)	$175,161

	For the Three Months Ended September 30, 2025
(Dollars in thousands)	Banking Business Segment	Securities Business Segment	Corporate/Eliminations	Axos Consolidated
Net interest income	$287,200	$8,194	$(4,344)	$291,050
Provision for credit losses	17,255	—	—	17,255
Non-interest income	12,375	29,457	(9,492)	32,340
Non-interest expense	128,493	29,367	(1,614)	156,246
Income before income taxes	$153,827	$8,284	$(12,222)	$149,889

Banking Business Segment
For the three months ended September 30, 2026, the Banking Business Segment had income before income taxes of $176.1 million, compared to income before income taxes of $153.8 million for the three months ended September 30, 2025.
For the three months ended September 30, 2026, the Banking Business Segment’s net interest income increased $38.4 million, or 13.4% compared to net interest income for the three months ended September 30, 2025. The increase in net interest income was primarily due to higher interest earned on loans, primarily reflecting higher average balances, partially offset by a decrease in interest income on deposits in other financial institutions, as well as an increase in interest expense on FHLB advances and secured financings.
For the three months ended September 30, 2026, the Banking Business Segment’s non-interest income increased $27.6 million compared to non-interest income for the three months ended September 30, 2025. The increase in non-interest income for the three months ended September 30, 2026 was primarily due to operating lease rental income and other income from the Verdant acquisition, commercial office complex operating lease rental income and higher prepayment penalty income.
For the three months ended September 30, 2026, the Banking Business Segment’s non-interest expense increased $36.5 million, or 28.4%, compared to non-interest expense for the three months ended September 30, 2025. The increase in non-interest expense for the three months ended September 30, 2026 primarily reflected higher depreciation and amortization expense and salaries and related costs.

We consider the ratios shown in the table below to be key indicators of the performance of our Banking Business Segment:

	For the Three Months Ended September 30,
	2026	2025
Efficiency ratio	45.13%	42.89%
Return on average assets	1.74%	1.79%
Interest rate spread	3.97%	3.96%
Net interest margin	4.67%	4.80%
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
Securities Business Segment
For the three months ended September 30, 2026, our Securities Business Segment had income before income taxes of $10.3 million compared to income before income taxes of $8.3 million for the three months ended September 30, 2025.
For the three months ended September 30, 2026, net interest income increased $2.4 million, or 29.9%, compared to net interest income for the three months ended September 30, 2025. The increase for the three months ended September 30, 2026 was primarily attributable to higher securities borrowed and margin lending balances.
For the three months ended September 30, 2026, non-interest income increased $1.0 million, or 3.5%, compared to the three months ended September 30, 2025, reflecting higher average assets under custody.
For the three months ended September 30, 2026, non-interest expense increased $1.5 million, or 5.2%, compared to the three months ended September 30, 2025, primarily reflecting higher data and operational processing expenses and salaries and related costs.
The following table provides selected information for Axos Clearing:

(Dollars in thousands)	September 30, 2026	June 30, 2026
FDIC insured deposit program balances at banks	$1,475,288	$1,673,368
Margin balances	$306,385	$312,623
Cash reserves for the benefit of customers	$142,468	$101,024
Securities lending:
Interest-earning assets – securities borrowed	$190,831	$163,462
Interest-bearing liabilities – securities loaned	$238,502	$194,729
FINANCIAL CONDITION
Balance Sheet Analysis
Our total assets increased $0.9 billion, or 2.9%, to $30.8 billion at September 30, 2026, from $30.0 billion at June 30, 2026, primarily attributable to an increase in cash and cash equivalents and loans, partially offset by a decrease in available-for-sale-securities. Our total liabilities increased $0.8 billion, or 2.8%, to $27.6 billion at September 30, 2026 from $26.8 billion at June 30, 2026, primarily attributable to higher deposit balances, including the acquisition of deposits from Capital One, partially offset by lower FHLB advances and secured financings. Stockholders’ equity increased by $122.4 million, or 3.9%, to $3.3 billion at September 30, 2026, up from $3.2 billion at June 30, 2026, primarily due to net income of $129.6 million.

Loans and Allowance for Credit Losses - Loans
The following table sets forth the composition of the loan portfolio:

	September 30, 2026		June 30, 2026
(Dollars in thousands)	Amount	Percent	Amount	Percent
Single Family - Mortgage & Warehouse	$4,446,687	16.9%	$4,581,772	17.6%
Multifamily and Commercial Mortgage	2,373,026	9.0%	2,484,290	9.5%
Commercial Real Estate	9,657,946	36.6%	8,867,851	34.0%
Commercial & Industrial - Non-RE	9,160,723	34.8%	9,495,647	36.4%
Auto & Consumer	720,079	2.7%	666,477	2.5%
Total gross loans	26,358,461	100.0%	26,096,037	100%
Allowance for credit losses - loans	(304,361)		(347,375)
Unaccreted premiums (discounts) and loan fees	(142,076)		(153,259)
Total net loans	$25,912,024		$25,595,403

Management establishes an allowance for credit losses based upon its evaluation of the expected lifetime credit losses related to the amortized cost basis of loans on the balance sheet. The net charge-off rate for the three months ended September 30, 2026 was 1.09%, compared to 0.11% for the three months ended September 30, 2025. The increase in the net charge-off rate was primarily driven by higher net charge-offs in the commercial & industrial - non-RE portfolio. For additional information regarding the Company’s allowance for credit losses, see Note 5—“Loans & Allowance for Credit Losses” in the accompanying interim condensed consolidated financial statements. For a discussion of the provision for credit losses for the three months ended September 30, 2026, see Item 2—“Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.” We believe that the lower average LTV in the loan portfolio will continue to result in future lower average mortgage loan charge-offs when compared to many other comparable banks.
Asset Quality
Non-performing Assets. Loans reaching 90 days past due are generally placed on nonaccrual status. Loans not yet reaching 90 days past due may be placed on nonaccrual status based on management’s assessment of the aging of contractual principal amounts due, among other factors. For an aging analysis of the Company’s loans held for investment as of September 30, 2026 and June 30, 2026, see Note 5—“Loans & Allowance for Credit Losses” in the accompanying interim condensed consolidated financial statements. Non-performing assets include nonaccrual loans plus other real estate owned and repossessed vehicles.
Non-performing assets consisted of the following:

(Dollars in thousands)	September 30, 2026	June 30, 2026	Increase (Decrease)
Non-performing assets:
Nonaccrual loans:
Single Family - Mortgage & Warehouse	$59,838	$58,707	$1,131
Multifamily and Commercial Mortgage	6,281	5,032	1,249
Commercial Real Estate	15,908	14,723	1,185
Commercial & Industrial - Non-RE	71,957	77,143	(5,186)
Auto & Consumer	1,468	1,525	(57)
Total nonaccrual loans	$155,452	$157,130	$(1,678)
Foreclosed real estate	55	—	55
Repossessed vehicles—Autos	2,032	1,824	208
Total non-performing assets	$157,539	$158,954	$(1,415)
Total nonaccrual loans as a percentage of total loans	0.59%	0.60%	(0.01)%
Total non-performing assets as a percentage of total assets	0.51%	0.53%	(0.02)%

Our non-performing assets decreased to $157.5 million at September 30, 2026 from $159.0 million compared to June 30, 2026, primarily due to a decrease in nonaccrual loans of $1.7 million, mainly in the commercial & industrial - non-RE portfolio. Non-performing assets as a percentage of total assets decreased to 0.51% at September 30, 2026 from 0.53% at June 30, 2026.

Available-for-Sale Securities
Total available-for-sale securities were $780.6 million as of September 30, 2026, compared with $803.7 million at June 30, 2026. During the three months ended September 30, 2026, we did not purchase any securities and we received principal repayments of $1.8 million. The remainder of the change for the available-for-sale securities portfolio is attributable to changes in the fair value of the securities.
Deposits
Deposits increased by $0.8 billion, or 3.5%, to $25.4 billion at September 30, 2026, from $24.6 billion at June 30, 2026. As of September 30, 2026 compared with June 30, 2026, interest-bearing demand and savings increased $164.0 million, time deposits increased $886.1 million and non-interest-bearing deposits decreased $202.3 million.
The following table sets forth the composition of the deposit portfolio:

(Dollars in thousands)	September 30, 2026	June 30, 2026
Non-interest-bearing	$3,626,503	$3,828,800
Interest-bearing demand and savings	$20,366,458	$20,202,452
Time deposits	1,420,236	534,140
Total interest bearing	$21,786,694	$20,736,592
Total deposits[1]	$25,413,197	$24,565,392
1 Total deposits includes brokered deposits of $1,317.6 million and $953.7 million as of September 30, 2026 and June 30, 2026, respectively, which include brokered time deposits of $149.9 million and $149.9 million as of September 30, 2026 and June 30, 2026, respectively.

The following table sets forth the number of deposit accounts by type:

	September 30, 2026	June 30, 2026	September 30, 2025
Non-interest-bearing	60,202	57,925	51,876
Interest-bearing checking and savings accounts	679,077	639,543	562,880
Time deposits	30,837	2,102	2,704
Total number of deposit accounts	770,116	699,570	617,460
Total deposits that exceeded the FDIC insurance limit or were not collateralized at September 30, 2026 and June 30, 2026 were $3.7 billion and $4.0 billion, respectively. The maturities of non-collateralized time deposits that exceeded the FDIC insurance limit were as follows:

(Dollars in thousands)	September 30, 2026
3 months or less	$37,723
3 months to 6 months	20,449
6 months to 12 months	11,873
Over 12 months	51,457
Total	$121,502
Borrowings and Secured Financings
The following table sets forth the composition of our borrowings and the interest rates:

	September 30, 2026		June 30, 2026		September 30, 2025
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB Advances	$60,000	2.07%	$154,000	2.07%	$60,000	2.07%
Secured financings	511,647	5.51%	576,680	5.53%	736,968	5.52%
Borrowings, subordinated notes and debentures	343,166	5.77%	342,915	5.77%	510,064	5.50%
Total borrowings	$914,813	5.38%	$1,073,595	5.11%	$1,307,032	5.35%

Weighted average cost of total borrowings during the quarter	4.52%		4.53%		5.03%
Total borrowings as a percent of total assets	2.97%		3.58%		4.76%

We regularly use FHLB advances to manage our interest rate risk and, to a lesser extent, manage our liquidity position. Generally, FHLB advances with terms between three and ten years have been used to fund the origination of loans and to provide us with interest rate risk protection should rates rise.
On September 19, 2025, the Company completed the issuance of $200 million aggregate principal amount of the Company’s 2035 Notes, and on October 1, 2025, the Company completed the redemption of the $160.5 million aggregate principal amount outstanding of its 2030 Notes. For additional information see Note 14—”Borrowings, Subordinated Notes and Debentures” in the 2026 Form 10-K.
Stockholders’ Equity
Stockholders’ equity increased $122.4 million to $3,288.8 million at September 30, 2026, compared to $3,166.4 million at June 30, 2026. The increase was primarily the result of net income for the three months ended September 30, 2026 of $129.6 million.
LIQUIDITY
Cash flow information is as follows:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2026	2025
Operating Activities	$294,897	$118,433
Investing Activities	$(404,810)	$(1,033,379)
Financing Activities	$678,734	$1,624,187
During the three months ended September 30, 2026, we had net cash inflows from operating activities of $294.9 million compared to inflows of $118.4 million for the three months ended September 30, 2025. Net operating cash inflows and outflows fluctuate primarily due to the timing of the following: originations of loans held for sale, proceeds from loan sales, securities borrowed and loaned, and customer, broker-dealer and clearing receivables and payables and changes in other assets and payables.
Net cash outflows from investing activities totaled $404.8 million for the three months ended September 30, 2026, while outflows totaled $1,033.4 million for the three months ended September 30, 2025. The decrease in outflows was primarily due to the absence of the Verdant acquisition in the current quarter as well as a lower net change in loans held for investment at amortized cost and at fair value.
Net cash inflows from financing activities totaled $678.7 million for the three months ended September 30, 2026, compared to net cash inflows from financing activities of $1,624.2 million for the three months ended September 30, 2025. The decrease in net cash inflows from financing was primarily driven by a lower increase in deposits in the current quarter, and the issuance of $200 million of subordinated debt in the three months ended September 30, 2025.
As of September 30, 2026, the Bank could borrow up to 35% of its total assets from the FHLB. Borrowings are collateralized by pledging certain mortgage loans and available-for-sale securities to the FHLB. At September 30, 2026, the Company had $3,060.0 million available immediately and $6,684.6 million available with additional collateral and the Company had $3,635.8 million of loans and $750.1 million of securities pledged to the FHLB. At September 30, 2026, the Company had $250.0 million in unsecured federal funds lines of credit with five major banks under which there were no borrowings outstanding.
The Bank has the ability to borrow short-term from the FRBSF Discount Window. At September 30, 2026, the Bank did not have any borrowings outstanding and the amount available from this source was $9,999.7 million. Borrowings are collateralized by pledging commercial loans and consumer loans. At September 30, 2026, the Bank had $11,553.3 million of loans pledged to the FRBSF.
Axos Clearing has a $150.0 million third-party secured line of credit available for borrowing, as needed. As of September 30, 2026, there was no amount outstanding on this credit facility. This credit facility bears interest at rates based on the Federal Funds rate and is due upon demand.
In July 2026, Axos Clearing terminated a $95.0 million third-party unsecured line of credit which was available for limited purpose borrowing.

We view our liquidity sources to be stable and adequate for our anticipated needs and contingencies for both the short- and long-term. Due to the diversified sources of our deposits, while maintaining approximately 85% of our total Bank deposits in insured or collateralized accounts as of September 30, 2026, we believe we have the ability to increase our level of deposits, and have available other potential sources of funding, to address our liquidity needs for the foreseeable future.
For additional information on certain contractual and other obligations, see Note 10—“Commitments and Contingencies,” Note 11—“Other Assets” and Note 12— “Variable Interest Entities” in the accompanying interim condensed consolidated financial statements and refer to Note 11—“Deposits,” Note 12—“Advances from the Federal Home Loan Bank,” Note 13—“Variable Interest Entities” and Note 14—“Borrowings, Subordinated Notes and Debentures” in the 2026 Form 10-K.
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
Quantitative measures established by regulation require the Company and Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require the Company and Bank to maintain minimum ratios of tier 1 capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. To be “well capitalized,” the Company and Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Additionally, the Bank is required to maintain a tangible capital ratio equal to at least 1.5% of total average assets. At September 30, 2026, the Company and Bank met all the capital adequacy requirements to which they were subject and were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since September 30, 2026, that would materially adversely change the Company’s and Bank’s capital classifications. From time to time, we may need to raise additional capital to support the Company’s and Bank’s further growth and to maintain their “well capitalized” status.

The Company’s and Bank’s capital ratios and requirements were as follows:

	Axos Financial, Inc.		Axos Bank		“Well Capitalized” Ratio	Minimum Capital Ratio
(Dollars in thousands)	September 30, 2026	June 30, 2026	September 30, 2026	June 30, 2026
Regulatory Capital:
Tier 1	$3,038,032	$2,913,543	$2,697,067	$2,609,003
Common equity tier 1	$3,038,032	$2,913,543	$2,697,067	$2,609,003
Total capital	$3,681,862	$3,564,095	$2,971,633	$2,888,379

Assets:
Average adjusted	$29,930,128	$29,320,107	$28,838,692	$28,249,246
Total risk-weighted	$24,868,144	$24,766,359	$23,807,339	$23,872,574

Regulatory Capital Ratios:
Tier 1 leverage (to adjusted average assets)	10.15%	9.94%	9.35%	9.24%	5.00%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	12.22%	11.76%	11.33%	10.93%	6.50%	4.50%
Tier 1 capital (to risk-weighted assets)	12.22%	11.76%	11.33%	10.93%	8.00%	6.00%
Total capital (to risk-weighted assets)	14.81%	14.39%	12.48%	12.10%	10.00%	8.00%
Basel III requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. At September 30, 2026 and June 30, 2026, our Company and Bank were in compliance with the capital conservation buffer requirement, which sets the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums to 7.0%, 8.5% and 10.5%, respectively.
Axos Clearing
Pursuant to the net capital requirements of the Exchange Act, Axos Clearing is subject to the SEC Uniform Net Capital (Rule 15c3-1 of the Exchange Act). Under this rule, the Company has elected to operate under the alternate method and is required to maintain minimum net capital of $250,000 or 2% of aggregate debit balances arising from client transactions, as defined. Under the alternate method, the Company may not repay subordinated debt, pay cash distributions, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement. As of September 30, 2026 and June 30, 2026, Axos Clearing was in compliance with its net capital requirements. As part of its capital management, Axos Clearing may make distributions to the Company from time to time.

    Axos Clearing, as a clearing broker, is also subject to the SEC Customer Protection Rule (Rule 15c3-3 of the Exchange Act) which requires segregation of funds in a special reserve account for the exclusive benefit of customers (“Customer Reserve Bank Account”) and proprietary accounts of brokers (“PAB Reserve Account”). As of September 30, 2026 and June 30, 2026, Axos Clearing was in compliance with its Customer Reserve Bank Account and PAB Reserve Account deposit requirements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For further discussion of the Company’s market risk, see Item 7A—“Quantitative and Qualitative Disclosures About Market Risk” in the 2026 Form 10-K.
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

Absent any subsequent asset and liability actions by management, during a period of rising interest rates, an institution with a positive gap would be in a better position than an institution with a negative gap to invest in higher yielding assets or to have its asset yields adjusted upward, which would cause the yield on its assets to increase at a faster pace than the cost of its interest-bearing liabilities. Conversely, absent any subsequent asset and liability actions by management, during a period of falling interest rates, an institution with a positive gap would tend to have its assets reprice at a faster rate than one with a negative gap, which would tend to reduce the growth in its net interest income.
Banking Business Segment
The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at September 30, 2026 and the portions of each financial instrument that are expected to mature or reset interest rates in each future period:

	Term to Repricing, Repayment, or Maturity at
	September 30, 2026
(Dollars in thousands)	Six Months or Less	Over Six Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
Interest-earning assets:
Cash and cash equivalents	$1,626,224	$—	$—	$—	$1,626,224
Available-for-sale securities[1]	5,965	4,629	516,381	253,610	780,585
Stock of the FHLB, at cost	29,740	—	—	—	29,740
Loans[2]	19,903,780	912,429	4,496,921	598,894	25,912,024
Loans held for sale	17,957	—	—	—	17,957
Total interest-earning assets	21,583,666	917,058	5,013,302	852,504	28,366,530
Non-interest-earning assets	—	—	—	—	1,553,332
Total assets	$21,583,666	$917,058	$5,013,302	$852,504	$29,919,862
Interest-bearing liabilities:
Interest-bearing deposits[3]	$21,358,467	$135,419	$500,096	$—	$21,993,982
Advances from the FHLB	—	—	60,000	—	60,000
Secured financings	105,548	92,738	313,260	101	511,647
Total interest-bearing liabilities	21,464,015	228,157	873,356	101	22,565,629
Other non-interest-bearing liabilities	—	—	—	—	4,289,140
Stockholders’ equity	—	—	—	—	3,065,093
Total liabilities and equity	$21,464,015	$228,157	$873,356	$101	$29,919,862
Net interest rate sensitivity gap	$119,651	$688,901	$4,139,946	$852,403	$5,800,901
Cumulative gap	$119,651	$808,552	$4,948,498	$5,800,901	$5,800,901
Net interest rate sensitivity gap—as a % of total interest earning assets	0.42%	2.43%	14.59%	3.00%	20.45%
Cumulative gap—as % of total cumulative interest earning assets	0.42%	2.85%	17.44%	20.45%	20.45%
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

The above table provides an approximation of the projected re-pricing of assets and liabilities at September 30, 2026 on the basis of contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The loan and securities prepayment rates reflected herein are primarily based on modeled cash flows. For the non-maturity deposit liabilities, we use decay rates and rate adjustments based upon our historical experience and the implied forward rate curve, respectively. Actual repayments of these instruments could vary substantially if future experience differs from our historical experience.
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

The following table indicates the sensitivity of net interest income movements to parallel instantaneous shocks in interest rates for the future 1-12 months’ and 13-24 months’ time periods. For purposes of modeling net interest income sensitivity the Company assumes no growth in the balance sheet other than for retained earnings:

	As of September 30, 2026
	First 12 Months	Next 12 Months
(Dollars in thousands)	Percentage Change from Base	Percentage Change from Base
Up 200 basis points	7.1%	10.1%
Up 100 basis points	3.9%	5.2%
Down 100 basis points	(3.4)%	(4.9)%
Down 200 basis points	(4.8)%	(9.8)%
We attempt to measure the effect market interest rate changes will have on the net present value of assets and liabilities, which is defined as market value of equity. We analyze the market value of equity (“MVE”) sensitivity to an immediate parallel and sustained shift in interest rates derived from the underlying interest rate curves.
The following table indicates the sensitivity of MVE to the interest rate movement described above:

As of September 30, 2026
(Dollars in thousands)	Percentage Change from Base
Up 200 basis points	6.0%
Up 100 basis points	3.7%
Down 100 basis points	(5.2)%
Down 200 basis points	(11.1)%
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

ITEM 4.CONTROLS AND PROCEDURES
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2026, the Company integrated the internal controls over financial reporting of Verdant into its company-wide internal controls over financial reporting. There were no other changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
ITEM 1A.RISK FACTORS
We face a variety of risks that are inherent in our business and our industry. These risks are described in more detail under Item 1A—“Risk Factors” in the 2026 Form 10-K. We encourage you to read these factors in their entirety. Moreover, other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth our market repurchases of Axos common stock and the Axos common stock retained in connection with net settlement of RSU awards during the three months ended September 30, 2026.

(Dollars in thousands, except per share data)	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases[1]
Quarter Ended September 30, 2026
July 1, 2026 to July 31, 2026	—	$—	—	$126,090
August 1, 2026 to August 31, 2026	—	—	—	126,090
September 1, 2026 to September 30, 2026	80,561	86.92	80,561	119,088
For the Three Months Ended September 30, 2026	80,561	$86.92	80,561	$119,088

Stock Retained in Net Settlement[2]
July 1, 2026 to July 31, 2026	312
August 1, 2026 to August 31, 2026	2,735
September 1, 2026 to September 30, 2026	73,882
For the Three Months Ended September 30, 2026	76,929
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
    During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Axos Financial, Inc.

Dated:	October 29, 2026	By:	/s/ Gregory Garrabrants
Gregory Garrabrants President and Chief Executive Officer (Principal Executive Officer)

Dated:	October 29, 2026	By:	/s/ Derrick K. Walsh
Derrick K. Walsh Executive Vice President and Chief Financial Officer (Principal Financial Officer)